Form 10KSB/A
period 1995-06-30
THERM0GENESIS CORP
filed 1995-10-31
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                            FORM 10-KSB/A
                      (Filed on October 26, 1995)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the fiscal year ended June 30, 1995

Commission File Number:  0-16375

                        THERMOGENESIS CORP.
            (Exact name of Registrant as specified in its charter)

        Delaware                           94-3018487
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification No.)

11431 Sunrise Gold, Ste. A, Rancho Cordova, Ca          95742
(Address of principal executive offices)             (Zip code)
Registrant's telephone number, including area code:   (916) 638-8357

Securities registered pursuant to section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act:
                      Common Stock, $.001 Par Value Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No__

[X] Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation SB, and no disclosures will be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in part III of the Form 10KSB.

State issuer's revenues for its most recent fiscal year.  $3,311,880.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $33,077,580 as of June 30, 1995.

The Registrant had 20,355,434 shares of common stock outstanding on October 26, 1995.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
Compliance with Section 16(a) of the Exchange Act.

The following is the business background for the previous five years for officers and directors of the ThermoGenesis Corp. (the "Registrant" or the "Company"):

Noel K. Atkinson, Director, has been engaged successfully in general real estate brokerage and development since 1946. After retiring in 1979, Mr. Atkinson accepted selected consulting engagements until 1985 when he founded a venture capital firm. His venture capital firm was a founding investor in ThermoGenesis Corp. and Ovutec, Inc. Mr. Atkinson also was a founder and investor in the media with KRIJ radio station in Northern California. Mr. Atkinson completed five years of university level upper and lower division courses in the field of structural engineering and architecture at the University of Washington.

Philip H. Coelho was named President of the Company on September 1, 1989. Mr. Coelho also serves as the Company's Chief Executive Officer, Chief Financial Officer, Treasurer, and Chairman of the Board. Prior to becoming President he was Vice President and Director of Research, Development and Manufacturing since October 1, 1986. Mr. Coelho was President of Castleton, Inc. from October, 1983 until December 31, 1986. Castleton developed and previously licensed the ThermoGenesis technology to the Company. Formerly, he was the President of Carmatan Group from July, 1983 to October, 1983. Mr. Coelho has a Bachelor of Science Degree in Mechanical Engineering from the University of California Davis.

S.V. Engler, Director, is Senior Vice President of Marketing of Liquid Carbonic, Inc. Canada, a subsidiary of CBI, the world's largest supplier of commercial carbon dioxide. Mr. Engler joined Liquid Carbonic in May 1961 and has worked in the areas of engineering, sales and marketing and management positions. He has been in his current position since January 1983. Mr. Engler's experience is primarily in the area of food chilling and freezing and he holds several patents and has several patents pending in this area. He graduated with a Bachelor of Science in Mechanical Engineering from Queens University in Kingston, Ontario, Canada.

Charles deB. Griffiths, Director, Director of Foreign Sales and Secretary, was elected to the board of directors in December 1989 and became Director of International Sales in January 1990. He is a Chartered Accountant and holds a degree in Economics from the University of Manchester, UK. From January 1980 until December 1987 he had been the Managing Director of a number of successful overseas manufacturing subsidiaries of the Cloride Group, including a $25,000,000 joint venture with the government of Egypt which he steered to profitability in its first year of operation. In his last appointment with Cloride he was in charge of the Scandinavian manufacturing operations based in Denmark and was concurrently responsible for all European automotive marketing activities. Mr. Griffiths is an internationally oriented businessman with appropriate experience in industrial marketing and manufacturing enhanced by studies at Harvard and Cranfield Business Schools. He conducted a consulting practice in the United Kingdom from January 1988 until December 1989.

Mr. Raymond Redden, Director and Vice President Manufacturing, has 35 years of engineering experience as well as six years experience as an entrepreneur and business owner. Prior to joining ThermoGenesis in November 1993 as Vice President of Manufacturing, Mr. Redden was consulting engineer from 1991 through November 1993, to High-Gear Inc., a firm he had founded and sold. High-Gear is engaged in the design and manufacturing of programmable digital timers/controller fast response mass flow controller used in manufacturing of semiconductors. From 1985 to 1991, Mr. Redden founded and operated High Gear, Inc. Mr. Redden holds degrees in both Computer Electronics Technology and Communications Technology and has been granted several data acquisition and communications patents. Mr. Redden resigned as an officer and director on March 21, 1995.

Mr. Richey, Director, recently retired after 23 years as President and CEO of Jack Richey & Co., a California real estate brokerage and investment firm. Prior to the formation of Jack Richey & Company, Mr. Richey served for four years as the Executive Vice President of Dorado Estates, a land development firm based in Cameron Park, California. Prior to serving as executive Vice President for Dorado, Mr. Richey served as President of Henderson- Richey Real-estate Inc. for five years, a commercial/industrial brokerage firm headquartered in Sacramento, California. Mr. Richey has a broad background in management, property analysis, land acquisition and investments. Mr. Richey now spends his time consulting and managing his investments. Mr. Richey subsequently resigned as a director on October 16, 1995.

Dr. Richard Wertz, MD., was appointed to the board to fill a vacancy in February 1995. Dr. Wertz is President and CEO of Healthcare Information Services, a medical information company that he founded in October 1985. Prior to joining Healthcare Information Services Dr. Wertz was a Pathologist for Diagnostic Pathologists Medical Group, Inc. from 1968 through 1987. Dr Wertz holds both a bachelor's degree and a degree in medicine from Indiana University. Dr. Wertz resigned as a director on September 9, 1995.

Each director serves for a term of one year or until his successor is duly nominated and elected.

Compliance with Section 16(a) of the Securities and Exchange Act of
1943:

Based solely upon the review of Forms 3, 4, and 5 as filed with the Company, Directors and officers of the Company timely filed such reports under section 16(a) of the Securities and Exchange Act of 1934.


Item 10.  Executive Compensation.

The following is a summary of compensation for Mr. Coelho, the Company's Chairman and Chief Executive Officer. No other executive(s) received salary or bonus in amounts in excess of $100,000 during fiscal 1995.

                                                               |Long-term Compensation
                                                               |
                                 |Annual Compensation          |Awards                 |Payments|
                                 |                Other Annual |Restricted  | Options/ |LTIP    |All Other
Name and Principal Position Year |Salary   Bonus  Compensation |Stock Awards|   SARs   |Payouts |Compensation
Position                         | ($)      ($)       ($)      |    ($)     |   (#)    | ($)    |    ($)
Philip H. Coelho
  Chief Executive Officer   1995  $110,000                                       -               $27,296 <F1>
                            1994  $106,795                                   350,000 <F4>        $15,000 <F2>
                            1993  $ 85,000                                       -               $17,335 <F3>


<F1>  Represents payments of $7,200 annual automobile allowance and
$20,096 in accrued vacation pay.
<F2>  Represents payments of $7,200 annual automobile allowance and
$7,800 in accrued vacation pay.
<F3>  Represents payments of $7,200 annual automobile allowance and
$10,135 in accrued vacation pay.
<F4>  Options to purchase common Shares at $1.16 (market value on date of grant). The five year options were granted on December 31, 1993, and vest over three years.

Item 10.  Executive Compensation (Cont).

No options were granted to Mr. Coelho during the fiscal year ended June
30, 1995.

No options were granted to any other officer or director during the fiscal year ended June 30, 1995 and no officers or directors exercised any options during that year.

The following table sets forth Director options exercised and option values for fiscal year 1995:


Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-End Option Values
                                                          Value of
                                             Number of   unexercised
                                              options    options at
                       Shares                at FY end     FY end
                     acquired or  Value    (Exercisable/ (Exercisable/
Name                 exercised   realized   Unexer'ble)  Unexer'ble) (1)

Noel K. Atkinson       -            -           66,666        -
                                                33,334        -

Philip H. Coelho       -            -          833,333    $ 88,000
                                               116,667        -

S.V. Engler            -            -          116,666        -
                                                33,334        -

Charles de B. Griffths -            -          466,666    $ 44,000
                                                83,334        -

Raymond Redden         -            -          125,000        -
                                                  -           -

Jack Richey            -            -           66,666        -
                                                33,334        -

Richard Wertz          -            -             -           -
                                                25,000        -


(1) Equal to $0.97 closing bid price on October 26, 1995, compared to $0.53 to $1.59 per share option price.


1994 Stock Option Plan.

The following is a summary of the principal provisions of the Company's 1994 Stock Option Plan (the "Plan"). The summary is not intended to be a complete description of all the terms and provisions of the Plan.

Administration. The Plan is administered by the Compensation Committee consisting of two or more disinterested Board members (herein the "Committee"). The Committee is responsible for the operation of the Plan and, subject to the terms thereof, makes all determinations regarding (i) participation in the Plan by employees or subsidiaries and
(ii) the nature and extent of such participation. The interpretation and construction of any provisions of the Plan by the Committee shall be final. The Board may at any time remove a Committee member and appoint a successor, provided the successor is a disinterested Board member.

The Committee members shall serve without compensation, unless otherwise determined by the Board, provided that the Company shall pay the expenses of such members incurred in the administration of the Plan, subject to approval of the Board Option Shares Reserved. The Plan reserves 800,000 common shares for issuance under the Plan. Should such shares be subject to options which are cancelled or expire, then such shares will become available for future grants under the Plan.

Eligibility. The Plan provides for the grant of options to officers, directors and employees (herein "Participant(s)"). The Committee determines which Participants are to be granted options under the Plan. The options under the Plan which have not been granted may be granted to the Participants except that Committee members may only receive options granted to them as Committee members.

Terms of Options. Each option will be evidenced by a stock option agreement between the Company and the Participants to whom such option may be granted. Options granted to persons other than Committee members under the Plan shall have a term of up to 10 years, as determined by the Committee, and shall be subject to the following additional terms and conditions:

Exercise of the Option. Options shall become exercisable during a period or during such periods as the Committee shall determine and may be specifically conditioned upon achieving specified performance goals. An option may be exercised by giving written notice of exercise to the Company, specifying the number of full shares of common stock to be purchased and tendering payment to the Company of the purchase price. The Committee may, in its discretion, allow a Participant to pay the option price over such period of time as the Committee shall, from time to time, designate, provided that the Participant shall execute a promissory note evidencing the debt on such terms and conditions as is determined by the Committee. Interest at prime rate shall be paid on any such promissory note and payment of the note in full must occur at or before the time of the sale of the underlying stock.

Option Price. The option price will be determined by the Committee and shall be the fair market value of the Company's common stock on the date of grant, based upon the closing price of the common stock on that date.

Employment Agreement. The Committee may include as a condition in an option agreement that the Participant shall agree to remain in the employ of the Company for a specified period of time following the date of grant.

Termination of Status as an Employee or Director. If the Participant ceases to serve as an employee, officer or director of the Company, the options held by the optionee may be exercised within 90 days after the date he ceases to be an employee, officer or director as to all or part of the shares that the optionee was entitled to exercise at the date of such termination. After such 90-day period all unexercised options shall terminate unless otherwise extended by the Committee. Notwithstanding the foregoing, in no event may an option be exercised after its term has expired.

Death. If an optionee should die while serving as an employee, officer or director of the Company, the options held by the Participant may be exercised by the Participant's estate at any time within six months after the death and shall terminate thereafter. If a Participant should die within one month after ceasing to serve as an employee, officer or director of the Company, the options may be exercised within six months after the death to the extent the option was exercisable on the date of such death. Notwithstanding the foregoing, in no event may an option be exercised after its term has expired.

Suspension or Termination of Options. No options shall be exercisable by any person after its expiration date. If the Committee reasonably believes that a Participant has committed an act of misconduct, the Committee may suspend the Participant's right to exercise any option pending a final determination by the Committee. If the Committee determines a Participant has committed an act of embezzlement, fraud, dishonesty, nonpayment of an obligation owed to the Company, breach of fiduciary duty or deliberate disregard of the Company's rules resulting in loss, damage or injury to the Company, or if a Participant makes an unauthorized disclosure of any Company trade secret or confidential information, engages in any conduct constituting unfair competition, induces any Company customer to breach a contract with the Company, or induces any principal for whom the Company acts as an agent to terminate such agency relationship, neither the Participant nor his or her estate shall be entitled to exercise any option whatsoever. In making such determination, the Committee shall act fairly and in good faith and shall give the Participant an opportunity to appear and present evidence on the Participant's behalf at a hearing before the Committee. The determination of the Committee shall be final and conclusive unless overruled by the Board of Directors.

Non-transferability of Options. An option is nontransferable, other than by will or the laws of descent and distribution, and is exercisable only by the Participant during his or her lifetime or, in the event of death, by the executors, administrators, legatees or heirs of his or her estate during the time period provided above.

Holding Requirements. To the extent required by Rule 16b-3, as promulgated under Section 16(b) of the Securities Exchange Act of 1934, as amended, all Participants who are officers or directors of the Company shall not be entitled to transfer any shares of common stock received upon the exercise of the options granted under the Plan for a period of six months from the date that such options were granted.

Other Provisions. The option agreement may contain such other terms, provisions and conditions not inconsistent with the Plan as may be determined by the Committee.

Adjustment upon Changes in Capitalization. In the event any change, such as a stock split, is made in the Company's capitalization which results in an exchange of common stock for a greater or lesser number of shares, an appropriate adjustment shall be made in the option price and in the number of shares subject to the option. In the event of the proposed dissolution or liquidation of the Company, all outstanding options shall automatically terminate, provided that the Participant shall have the right, immediately prior to the dissolution or liquidation, to exercise his or her options. In the event of the sale of all or substantially all of Company's assets or the merger of the Company with or into another corporation, (i) if the Company is the surviving corporation following a merger or consolidation each option shall, upon exercise, entitle the holder to the issuance of securities to which a holder of the number of shares of common stock subject to the option would be entitled after the merger or consolidation, or (ii) all options shall otherwise terminate, provided that the Participant shall have the right, immediately prior to the merger, consolidation, dissolution or liquidation to exercise his or her options.

Amendment and Termination. The Board of Directors may amend the Plan at any time or from time to time or may terminate it without approval of the shareholders; provided, however, that shareholder approval is required for any amendment which increases the number of shares for which options may be granted, changes the designation of the class of persons eligible to be granted options, or materially increases the benefits which may accrue to Participants under the Plan. Notwithstanding the foregoing, no action by the Board of Directors or shareholders may alter or impair any option previously granted under the Plan without the consent of the Participant.


Employment Agreements with Executive Officers.

Philip Coelho, Chief Executive Officer, and Charles Griffiths, Director of Foreign Sales, are subject to three year employment agreements effective December 7, 1993. Under the terms of the agreements, each receives annually thirty days vacation and thirty days sick leave. Mr Coelho receives an annual salary of $110,000 and a $600 monthly auto allowance. Mr. Griffiths receives an annual salary of $80,000 and a $1,000 monthly auto allowance. The compensation is subject to annual review by the Board of Directors.

There are no formal employment contracts with any other officer of the Company.



Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth information as of October 26, 1995, with respect to each director of the Company and all executive officers and directors as a group. The Company is not aware of any stockholders who beneficially own 5% or more of the outstanding shares of the Company's Common Stock.


                                                Common Stock
Name                     Age       Director     Ownership at      Percent
                                    Since       10/26/95 (1)      Ownership
Noel K. Atkinson          76         1989        478,373 (2)       2.34%
Philip H. Coelho          51         1986      1,156,335 (3)       5.46%
S. V. Engler              56         1992        116,666 (4)       0.57%
Charles deB. Griffiths    46         1989      1,031,666 (5)       4.95%
Raymond L. Redden         57         1994        125,000 (6)       0.61%
Jack Richey               68         1993        221,666 (7)       1.09%
Richard Wertz             59         1995         25,000 (8)       0.12%
As a group
  (eight persons)                              3,079,706(9)        15.55%

(1) For computation purposes, the ownership includes only options exercisable on or before December 30, 1995 and the total outstanding includes shares assumed exercised for percentage ownership computation.

(2) 176,707 owned directly by a living trust established by Mr. Atkinson and includes rights to purchase 66,666 Common Shares at $1.16 per share pursuant to stock options granted on December 31, 1993.

(3) Includes rights to purchase 233,333 Common Shares at $1.16 per share, 200,000 Common Shares at $.53 per share and 400,000 Common Shares at $1.0625 per share pursuant to stock options granted December 31, 1993, November 28, 1990 and October 23, 1995, respectively.

(4) Includes rights to purchase 50,000 Common Shares at $1.27 and 66,666 Common Shares at $1.16 pursuant to stock options granted in July 26, 1991 and December 31,1993, respectively.

(5) Includes rights to purchase 100,000 Common Shares at $.53 per share, 166,667 Common Shares at $1.16 per share and 200,000 Common Shares at $1.0625 per share pursuant stock options granted November 1990, December 31, 1993 and October 23, 1995, respectively. Also includes 515,000 Common Shares held by the Beuford Trust for the benefit of Mr. Griffiths. Although he is the benficiary of the trust, Mr. Griffiths has no voting or dispositive power over the shares.

(6) Includes rights to purchase 125,000 Common Shares at $1.35 pursuant a stock option granted in February 1994.

(7) Includes rights to purchase 66,666 Common Shares at $1.16 pursuant a stock option granted in December 1993.

(8) Includes rights to purchase 25,000 Common Shares at $1.59 pursuant a stock option granted in February 1995.

(9) Includes aggregate options to purchase 2,024,998 Common Shares.


Item 12.  Certain Relationships and Related Transactions.

The Company had no transactions with related parties during fiscal 1994 and 1995.




                        THERMOGENESIS CORP.

                           Signatures



In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THERMOGENESIS CORP.

    __/s/ Philip H. Coelho______
By: Philip H. Coelho, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: __/s/ Philip H. Coelho_______________  Dated __10/26/95______
    Philip H. Coelho, Chief Executive
    Officer and Chairman of the Board
    (Principal Executive Officer)