Form 10QSB
period 1995-09-30
THERM0GENESIS CORP
filed 1995-11-03
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.  20549

                                FORM 10-QSB


 X  Quarterly Report Under Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the quarterly period ended September 30, 1995


Commission File Number:  0-16375

                             THERMOGENESIS CORP.
         (Exact name of Small Business issuer as specified in its charter)


     Delaware                                           94-3018487
(State or other jurisdiction                       (I.R.S. Employer of
incorporation or organization)                      Identification No.)

11431 Sunrise Gold, Ste. A, Rancho Cordova, CA          95742
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code:  (916) 638-8357

Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The issuer had 20,355,434 shares of common stock outstanding on October 28, 1995.

                Total of sequentially numbered pages _____
                    Exhibit index on sequential page ___

THERMOGENESIS CORP.


INDEX


PART I

      Condensed Financial Statements (Unaudited):


                                               Page Number

            Condensed Balance Sheets at September
            30, 1995 and June 30, 1995                   2

            Condensed Statements of Operations
            for the Three Months ended
            September 30, 1995 and 1994                  4

            Condensed Statements of Cash Flows
            for the Three Months Ended September
            30, 1995 and 1994                            5

            Notes to Condensed Financial Statements      6

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations      7

PART II

      Item 6. Exhibits and Reports on Form 8-K.          9


SIGNATURES                                              10

                            THERMOGENESIS CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)



                                                    September 30,    June 30,
ASSETS                                                  1995            1995
                                                   ____________    __________
Current assets:

  Cash                                                $193,450       $325,965
  Accounts receivable, net of allowance for doubt-
   ful of $72,913 ($72,913 at June 30, 1995)           815,478        675,240
  Net investment in sales-type leases                   35,731         35,731
  Inventory                                            934,437      1,014,309
  Prepaid expenses                                      21,434          9,711
                                                    ___________    __________

      Total current assets                           2,000,530      2,060,956

Equipment, at cost less accumulated depreciation
  of $216,674 ($200,557 at June 30, 1995)              289,973        176,535

Long-term net investment in sales-type leases           77,692         86,460

Prepaid royalties, net of accumulated amortization
  of $296,122 ($277,259 at June 30, 1995)              263,378        277,241

Leased equipment, net                                   34,748         40,778

Other assets                                            20,224         20,869
                                                    __________     __________

                                                    $2,686,545     $2,662,839
                                                    __________     __________
                                                    __________     __________




                          See accompanying notes.

                         THERMOGENESIS CORPORATION
                     Condensed Balance Sheet (Cont'd)
                                (Unaudited)

                                            September 30,      June 30
                                                1995             1995
                                             ____________       ________

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities      $400,038          $512,931
  Current portion of long-term lease
     obligations                                  30,624             -
  Accrued payroll and related expenses           104,309            55,346
  Deferred revenue                                38,300            60,000
  Customer deposits                               19,925            19,523
                                             ___________        __________

      Total current liabilities                  593,196           647,800

Deferred rent                                     13,397            14,456

Long-term lease obligations                       79,756              -

Commitments

Shareholders' equity:

 Common stock, $.001 par value;
   50,000,000 shares authorized:
     20,355,434 issued and outstanding            20,356            20,356
 Paid in capital in excess of par              7,794,621         7,794,621
 Accumulated deficit                          (5,814,781)       (5,814,394)
                                             ___________       ___________

      Total shareholders' equity               2,000,196         2,000,583
                                             ___________       ___________

                                              $2,686,545        $2,662,839
                                             ___________       ___________
                                             ___________       ___________





                              See accompanying notes.

                    THERMOGENESIS CORPORATION
                Condensed Statements of Operations
                         (Unaudited)


                                           Three Months Ended
                                      September 30,   September 30,
                                          1995            1994
                                     _____________   _____________

Net Sales                               $851,903        $800,633
Cost of Sales                            443,535         459,386

  Gross profit                           408,368         341,247

Expenses:

General and administrative expense        84,307          66,727

Selling and marketing expense            169,121         169,918

Research and development expense         155,214          70,814
                                     _____________    _____________
      Total expenses                     408,642         307,459

Interest income                            2,823           2,381
Interest expense                           2,936             -
                                     _____________    _____________

Net income (loss)                          ($387)        $36,169
                                     _____________    _____________
                                     _____________    _____________

Net income (loss) per share               ($0.00)          $0.00
                                     _____________    _____________
                                     _____________    _____________

Shares used in computing
 net income (loss) per share          20,355,000      20,593,000
                                     _____________    _____________
                                     _____________    _____________



                      See accompanying notes.

                    THERMOGENESIS CORPORATION
                Condensed Statements of Cash Flows
          Three Months Ended September 30, 1995 and 1994
                   Increase (Decrease) in Cash
                          (Unaudited)



                                                   1995          1994
                                              ____________   ____________

Cash flows from operating activities:
  Net income (loss)                                 ($387)      $36,169
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                  36,655        33,434
    Net changes in operating
     assets and liabilities:
      Accounts receivable                        (140,238)     (215,865)
      Investment in sales type leases               8,768        10,287
      Inventory                                    79,872       (89,144)
      Prepaid expenses                            (11,723)        5,069
      Accounts payable and
       accrued liabilities                       (112,893)       69,406
      Accrued payroll and related
       expenses                                    48,963       (39,159)
      Customer deposits                               402       (28,132)
      Deferred revenue                            (21,700)         -
      Deferred rent                                (1,059)         -
                                               ____________  _____________
        Total adjustments                        (112,953)     (254,104)
                                               ____________  _____________

  Net cash used by operating activities          (113,340)      (217,935)
Cash flows from investing activities:
 Capital expenditures                               -            (78,998)
                                               ____________  _____________
    Net cash used in investing activities           -            (78,998)
Cash flows from financing activities:
  Principal payments on long-term
     lease obligations                            (19,175)          -
                                               ____________  _____________
Net decrease in cash                             (132,515)      (296,933)
Cash at beginning of period                       325,965        347,769
                                               ____________  _____________
Cash at end of period                            $193,450        $50,836
                                               ____________  _____________
                                               ____________  _____________



                      See accompanying notes.

THERMOGENESIS CORP.
Notes to Condensed Financial Statements
September 30, 1995
(Unaudited)


1. Interim Reporting.

These Condensed Financial Statements should be read in conjunction with the Company's Annual Report (Form 10-KSB) for the year ended June 30, 1995. In the opinion of management, all adjustments (which consist of only normally recurring adjustments) necessary for a fair presentation of the condensed financial statements have been made. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Inventories

Inventories are stated at the lower of cost (First-In, First-Out) or market and consist approximately of the following:

                                            September 30,    June 30,
                                                1995           1995
                                            ____________   ___________
Raw materials                               $  417,945     $  453,669
Work in process                                104,570        113,508
Finished goods                                 411,922        447,132
                                            ____________   ___________
Total                                       $  934,437     $1,014,309
                                            ____________   ___________
                                            ____________   ___________

Net Investment in Sales Type Leases

The net investment in sales type leases consists of the following:

                                         September 30,       June 30,
                                            1995               1995
                                         ____________      ___________
Total minimum lease payments receivable  $  128,741        $  140,020
Less unearned interest                      (15,318)          (17,829)
                                         ____________      ___________
Net investment in sales type leases      $  113,423        $  122,191
                                        ____________       ___________
                                        ____________       ___________

Statement of Cash Flows

The Company incurred approximately $130,000 in long-term lease obligations for the purchase of computer equipment.

Management's Discussion and Analysis of
Financial Condition and Results of Operation for the Three Months Ended September 30, 1995

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

Results of Operations

Sales and revenues:

Net sales increased for the three months ended September 30, 1995 by 6% from the corresponding quarter in 1994. Sales increases were primarily due to increased sales of the Company's human blood plasma freezer products while sales of human blood plasma thawer products decreased from the same quarter of the prior year.

Cost of sales as a percent of sales for the quarter ended September 30, 1995 was approximately 52% as compared to 57% for the corresponding quarter in 1994. The decrease in cost of sales as a percent of sales was due to increased sales of human blood plasma freezer products which have a higher profit margin.

General and administrative expenses for the quarter ended September 30, 1995 increased by 26% from the corresponding quarter in 1994 due to increased salaries for additional personnel.

Selling and marketing expenses for the quarter ended September 30, 1995 increased slightly over the corresponding quarter in 1994. While salaries increased due to added personnel, these increases were offset by decreases in phone, commission and other operating expenses due to soliciting foreign sales from the United States.

Research and development expenses for the quarter ended September 30, 1995, increased 119% over the respective 1994 quarter. The increase was due to development efforts for a computerized human blood plasma sample storage and retrieval system, a computerized liquid nitrogen biological storage and retrieval freezer system, continuing development of a device for creating autologous fibrinogen sealant and continued development of computer controllers for plasma thawers and freezers. Management believes that research and development is essential to maintaining the Company's market position. Therefore, the Company considers such costs a continuing cost of doing business.

Liquidity and Capital Resources

The Company has consumed cash resources for operating activities. These resources have been primarily consumed for marketing activities and product development.

Working capital decreased modestly by $5,822 from June 30, 1995. This decrease was primarily due to a decrease in current assets primarily offset by a decrease in current liabilities.

Management's Discussion and Analysis of
Financial Condition and Results of Operation for the Three Months Ended September 30, 1995 (Cont'd)

Liquidity and Capital Resources (Cont'd)

The Company continues to contain operating costs. The Company is currently seeking equity financing to supplement its current cash position. While no assurances can be given, management believes that with a combination of increased sales volume, further financing, and cost containment, the Company can continue to operate for the next twelve months.

The Company has no significant outstanding capital commitments at September 30, 1995.

PART II -  OTHER INFORMATION


Item 1.           Legal proceedings.
                  None.

Item 2.           Changes in Securities.
                  None.

Item 3.           Default Upon Senior Securities.
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  None.

Item 5.           Other Information.
                  None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits
                        None.

                  (b) Reports on Form 8-K.
                        Current Report on Form 8-K for event date
                        September 27, 1995.

                            THERMOGENESIS CORP.

                                Signatures



      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THERMOGENESIS CORP.
                                          (Registrant)


Dated October 30, 1995


                                    Merrill L. Parker,
                                    Controller (Principal Financial and
                                       Accounting Officer)



                                    Philip H. Coelho,
                                    President and Chief Executive Officer
                                       (Principal Executive Officer)