Form 10QSB
period 1995-12-31
THERMOGENESIS CORP
filed 1996-02-14
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON D.C.  20549

                          FORM 10-QSB


X             Quarterly Report Under Section 13 or 15(d)
                of the Securities  Exchange Act of 1934

            For the quarterly period ended DECEMBER 31, 1995


                    Commission File Number:  0-16375

                                   THERMOGENESIS CORP.
    (Exact name of Small Business issuer as specified in its charter)


DELAWARE                                           94-3018487
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification No.)

             11431 SUNRISE GOLD, STE. A, RANCHO CORDOVA, CA.
                                  95742
                (Address of principal executive offices)
                               (Zip code)

Registrant's telephone number, including area code    (916) 638-8357


Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__




The issuer had 24,765,434 shares of common stock outstanding on February
7, 1995.

                           THERMOGENESIS CORP.


                                  INDEX


PART I

     Condensed Financial Statements (Unaudited):

PAGE NUMBER

          Condensed Balance Sheets at December
                    31, 1995 and June 30, 1995           2

          Condensed Statements of Operations
          for the Three and Six Months ended
                   December 31, 1995 and 1994            4

          Condensed Statements of Cash Flows
          for the Six Months Ended December
                    31, 1995 and 1994                    5

          Notes to Condensed Financial Statements        6

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations       7

PART II

     Item 6. Exhibits and Reports on Form 8-K.           9


SIGNATURES                                              10

                                          THERMOGENESIS CORPORATION
                                            Condensed Balance Sheet
                                                    (Unaudited)
                                                     December        June 30,
                                                        31,
ASSETS                                                 1995            1995

   Current assets:
      Cash and cash equivalents                      $1,321,682       $325,965
      Accounts receivable, net of allowance for
        doubtful of $72,913 ($72,913 at June 30,
        1995)                                         1,403,978        675,240

      Net investment in sales-type leases                35,731         35,731
      Inventory                                         930,511      1,014,309
      Prepaid expenses                                   62,346          9,711
   Total current assets                               3,754,248      2,060,956

   Equipment, at cost less accumulated depreciation
     of $237,187 ($200,557 at June 30, 1995)            409,137        176,535

   Long-term net investment in sales-type leases         68,560         86,460

   Prepaid royalties, net of accumulated amortization
     of $310,007 ($277,259 at June 30, 1995)            249,492        277,241

   Leased equipment, net                                 28,718         40,778
   Other assets                                          19,578         20,869
                                                     $4,529,733     $2,662,839
                                See accompanying notes.

                                          THERMOGENESIS CORPORATION
                                   Condensed Balance Sheet (Cont'd)
                                                    (Unaudited)
                                                     December        June 30,
                                                        31,
                                                       1995            1995
LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable and accrued liabilities            $402,562       $512,931
   Current portion of long-term lease
     obligations                                         56,314           -
   Accrued payroll and related expenses                  70,777         55,346
   Deferred revenue                                        -            60,000

   Customer deposits                                     26,863         19,523

 Total current liabilities                              556,516        647,800

   Deferred rent                                         11,362         14,456
   Long-term lease obligations                          157,368            -

   Commitments

Shareholders' equity:
   Common stock, $.001 par value;
    50,000,000 shares authorized:
    24,765,434 issued and outstanding
    (20,355,434 at June 30, 1995)                        24,765         20,356

   Paid in capital in excess of par                    9,696,455      7,794,621

   Accumulated deficit                                (5,916,733)    (5,814,394)

Total shareholders' equity                             3,804,487      2,000,583
                                                      $4,529,733     $2,662,839
                                            See accompanying notes.

                                                       THERMOGENESIS CORPORATION
                                              Condensed Statements of Operations
                                                   (Unaudited)
                                            Three Months Ended                   Six Months Ended
                                  December 31        December 31,     December 31,     December 31,
                                    1995              1994               1995             1994
Net sales                         $1,128,216        $1,037,529        $1,980,119       $1,838,162
Cost of sales                        604,104           563,033         1,047,639        1,022,419
Gross profit                         524,112           474,496           932,480          815,743
Expenses:
  General and administrative         118,198            97,773           202,505          164,500
   expense
  Selling and marketing expense      216,447           209,297           385,568          379,215
  Research and development
   expense                           288,887           100,358           444,101          171,172
Total expenses                       623,532           407,428         1,032,174          714,887
Interest income                        5,870             2,289             8,693            4,670
Interest expense                       8,402               -               11,338             -
Net income (loss)                  ($101,952)           $69,357        ($102,339)         $105,526
Net income (loss) per share           ($0.00)             $0.00           ($0.00)            $0.01
Shares used in computing
 net income (loss) per share      21,832,000        20,715,000        21,094,000       20,715,000
                                      See accompanying notes.

                                          THERMOGENESIS CORPORATION
                                 Condensed Statements of Cash Flows
                           Three Months Ended December 31, 1995 and 1994
                                       Increase (Decrease) in Cash

                                                 (Unaudited)
                                                      1995            1994
Cash flows from operating activities:
  Net income (loss)                                ($102,339)       $105,526
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
  Depreciation and amortization                       80,447         110,886

Net changes in operating assets and liabilities:
  Accounts receivable                               (728,738)       (162,070)
  Investment in sales type leases                     17,900          20,784
  Inventory                                           83,798        (295,732)
  Prepaid expenses                                   (52,635)         11,010
  Accounts payable and accrued liabilities          (110,369)        271,505
  Accrued payroll and related expenses                15,431         (18,570)
  Customer deposits                                    7,340         (21,316)
  Deferred revenue                                   (60,000)           -
  Deferred rent                                       (3,094)           -
Total adjustments                                   (749,920)        (83,503)

  Net cash provided by (used in) operating
   activities                                       (852,259)         22,023

Cash flows from investing activities:
  Capital expenditures                               (46,784)       (109,725)
  Net cash used in investing activities              (46,784)       (109,725)
  Cash flows from financing activities:
  Issuance of common stock                          1,906,243           -

  Principal payments on long-term lease obligations   (11,483)          -

Net cash provided by financing activities           1,894,760           -

Net increase (decrease) in cash                       995,717        (87,702)
Cash at beginning of period                           325,965        347,769
Cash at end of period                              $1,321,682       $260,067
                                See accompanying notes.

        THERMOGENESIS CORP.
    Notes to Condensed Financial
             Statements
         December 31, 1995
            (Unaudited)

1. Interim Reporting.

These Condensed Financial Statements should be read in conjunction with the Company's Annual Report (Form 10-KSB) for the year ended June 30, 1995. In the opinion of management, all adjustments (which consist of only normally recurring adjustments) necessary for a fair presentation of the condensed financial statements have been made. The results of operations for the three and six months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out) or market and consist approximately of the following:


                                    DECEMBER 31,                     JUNE 30,
                                       1995                           1995
RAW MATERIALS                      $  416,189                  $    453,669
WORK IN PROCESS                       104,130                       113,508
FINISHED GOODS                        410,192                       447,132
TOTAL                              $  930,511                   $ 1,014,309


NET INVESTMENT IN SALES TYPE LEASES

The  net investment  in  sales  type leases consists of the following:

                                               DECEMBER 31,       JUNE 30,
                                                   1995            1995
TOTAL MINIMUM LEASE PAYMENTS RECEIVABLE         $117,462       $  140,020
LESS UNEARNED INTEREST                           (13,171)         (17,829)
NET INVESTMENT IN SALES TYPE LEASES            $ 104,291       $  122,191


STATEMENT OF CASH FLOWS

The Company  incurred  approximately $225,000    in    long-term    lease
obligations   for  the  purchase  of computer equipment.

EQUITY

The Company completed a private placement of 4,400,000 common shares on December 9, 1995 and received $1,900,944 net of expenses. The placement consisted of 88 units. Each unit consisted of 50,000 common shares and 12,500 warrants to purchase common shares at $1.50 per share for six months. The Company must file a registration statement covering the shares issued within 90 days of completion of the offering.

Management's Discussion and Analysis of Financial Condition and Results of Operation for the Three and Six Months Ended December 31, 1995

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS

SALES AND REVENUES:

Net sales increased for the three and six months ended December 31, 1995 by approximately 8% from the corresponding 1995 periods. Sales increases were primarily due to increased sales of the Company's human blood plasma freezer products while sales of human blood plasma thawer products decreased from the respective prior periods.

Cost of sales as a percent of sales for the three and six months ended December 31, 1995 were approximately 53% as compared to 55% for the corresponding 1994 periods. The decrease in cost of sales as a percent of sales was due to increased sales of human blood plasma freezer products which have a higher profit margin.

General and administrative expenses for the three and six months ended December 31, 1995 increased by 21% and 23%, respectively, from the corresponding periods in 1994 due to increased salaries for additional personnel.

Selling and marketing expenses for the three and six months ended December 31, 1995 increased by 3% and 2%, respectively, over the corresponding periods in 1994. While salaries increased due to added personnel, these increases were offset by decreases in phone, commission and other operating expenses due to soliciting foreign sales from the United States.

Research and development expenses for the three and six months ended December 31, 1995, increased by 188% and 159%, respectively, over the respective 1994 periods. The increase was due to accelerated research and development of three programs: (i) a computerized human blood plasma sample storage and retrieval system, (ii) a computerized liquid nitrogen biological storage and retrieval system and (iii) a system that converts a surgical patient's blood plasma into an autologous tissue sealant and hemostatic agent. Additional expenses have been incurred for continuing development of computer controllers for plasma thawers and freezers. Management believes that research and development is essential to maintaining the Company's market position. Therefore, the Company considers such costs a continuing cost of doing business.

LIQUIDITY AND CAPITAL RESOURCES

The   Company   has  consumed   cash resources for operating  activities.
These resources have been primarily consumed for marketing activities and product development.

Working    capital    increased   by $1,784,576 from June 30,  1995.
This increase  was primarily due  to  the issuance  of equity  which
raised $1,900,944  which   was   offset  by increases in accounts receivable
and decreases in accounts payable.

Management's Discussion and Analysis of Financial Condition and Results of Operation for the Three and Six Months Ended December 31, 1995 (Cont'd)

LIQUIDITY AND CAPITAL  RESOURCES
(CONT'D)

The   Company   believes    it   has sufficient resources to continue  to
operate for the next twelve months.

The   Company   has  no  significant outstanding capital  commitments  at
December 31, 1995.

    PART II -  OTHER INFORMATION


Item 1.   Legal proceedings.
               None.

Item 2.   Changes in Securities.
               None.

Item 3.   Default Upon Senior Securities.
               None.

Item 4.   Submission of Matters to a Vote of Security Holders.
               None.

Item 5.   Other Information.
               None

Item 6.   Exhibits and Reports on Form 8-K.
               (a) Exhibits
                     10.1 (c) Facilities Lease Administrative Offices

               (b) Reports on Form 8-K.
                          None

                          THERMOGENESIS CORP.

                              Signatures



     In  accordance  with   the requirements     of    the
     Exchange      Act,     the registrant has caused this
     report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THERMOGENESIS CORP.
                                           (Registrant)


Dated February 13, 1995

                                           Merrill L. Parker
                                           Merrill L. Parker,
                                           Controller
                                           (Principal Financial and
                                           Accounting Officer)


                                           Philip H. Coelho
                                           Philip H. Coelho,
                                           President and Chief Executive
                                           Officer
                                           (Principal Executive Officer)