Form 10QSB
period 1996-03-31
THERMOGENESIS CORP
filed 1996-05-15
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                          FORM 10-QSB


   X  Quarterly Report Under Section 13 or 15(d) of the Securities  Exchange
                                 Act of 1934

               For the quarterly period ended MARCH 31, 1996


                     Commission File Number:  0-16375

                            THERMOGENESIS CORP.
     (Exact name of Small Business issuer as specified in its charter)


        DELAWARE                                               94-3018487
   (State or other jurisdiction                            (I.R.S.Employer
   of incorporation or organization)                       Identification No.)

             11431 SUNRISE GOLD, STE. A, RANCHO CORDOVA, CA. 95742
                 (Address of principal executive offices)
                                (Zip code)

 Registrant's telephone number, including area code:      (916) 638-8357


 Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__




The issuer had 24,765,434 shares of common stock outstanding on May 7, 1996.

                            THERMOGENESIS CORP.


                                   INDEX


PART I

     Condensed Financial Statements (Unaudited):       PAGE NUMBER

          Condensed Balance Sheets at March 31, 1996
          and June 30, 1995                                 2

          Condensed Statements of Operations
          for the Three and Nine Months ended
          March 31, 1996 and 1995                           4

          Condensed Statements of Cash Flows
          for the Nine Months Ended
          March 31, 1996 and 1995                           5

          Notes to Condensed Financial Statements           6

   Management's Discussion and Analysis of
   Financial Condition and Results of Operations            8

PART II

         Item 6. Exhibits and Reports on Form 8-K          10


SIGNATURES                                                 11

                                                        THERMOGENESIS CORP.
                                                      Condensed Balance Sheet
                                                             (Unaudited)

                                                            March 31,         June 30,
ASSETS                                                        1996              1995

Current assets:

  Cash and cash equivalents                                  $563,032          $325,965
  Accounts receivable, net of allowance for doubtful
    of $97,913 ($72,913 at June 30, 1995)                   1,685,493           675,240
  Net investment in sales-type leases                          35,731            35,731
  Inventory                                                 1,234,260         1,014,309
  Prepaid expenses                                             72,681             9,711

          Total current assets                              3,591,197         2,060,956

Equipment, at cost less accumulated depreciation
  of $263,205 ($200,557 at June 30, 1995)                     625,225           176,535

Long-term net investment in sales-type leases                  59,252            86,460

Prepaid royalties, net of accumulated amortization
  of $323,870 ($277,259 at June 30, 1995)                     235,630           277,241

Leased equipment, net                                          22,688            40,778

Other assets                                                   18,933            20,869
                                                           $4,552,925        $2,662,839


                                         See accompanying notes.

                                                   THERMOGENESIS CORP.
                                             Condensed Balance Sheet (Cont'd)
                                                        (Unaudited)

                                                              March 31,           June 30,
                                                                1996                1995
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                     $603,158           $512,931
  Current portion of long-term lease obligations                 90,135               --
  Accrued payroll and related expenses                          172,438             55,346
  Deferred revenue                                                --                60,000
  Customer deposits                                              58,401             19,523


       Total current liabilities                                924,132            647,800


Deferred rent                                                     9,326             14,456

Long-term lease obligations                                     234,032               --

Commitments


Shareholders' equity:
  Common stock, $.001 par value;
   50,000,000 shares authorized:
     24,765,434 issued and outstanding
     (20,355,434 at June 30, 1995)                               24,765             20,356
  Paid in capital in excess of par                            9,681,723          7,794,621
  Accumulated deficit                                        (6,321,053)        (5,814,394)

       Total shareholders' equity                             3,385,435          2,000,583

                                                             $4,552,925         $2,662,839


                                                  See accompanying notes.

                                                                   THERMOGENESIS CORP.
                                                          Condensed Statements of Operations
                                                                     (Unaudited)

                                             Three Months Ended                        Nine Months Ended
                                         March 31,           March 31,            March 31,            March 31,
                                           1996                1995                 1996                 1995

Net sales                                $1,062,503            $907,364           $3,042,622           $2,745,526
Cost of Sales                               623,624             619,133            1,671,263            1,641,552

    Gross Profit                            438,879             288,231            1,371,359            1,103,974


Expenses:

General and administrative expense           79,109              83,391              281,614              247,891

Selling and marketing expense               327,763             181,831              713,331              561,046

Research and development expense            437,695             123,602              881,796              294,774
     Total expenses                         844,567             388,824            1,876,741            1,103,711


Interest income                              11,149               4,259               19,842                8,929

Interest expense                              9,781               --                  21,119                --

Net income (loss)                         ($404,320)           ($96,334)           ($506,659)               $9,192

Net income (loss) per share                  ($0.02)             ($0.00)              ($0.02)                $0.00

Shares used in computing
   net income (loss) per share            24,765,000          20,349,000           22,318,000           20,858,000

                                             See accompanying notes.

                                                THERMOGENESIS CORP.
                                       Condensed Statements of Cash Flows
                                    Nine Months Ended March 31, 1996 and 1995
                                             Increase (Decrease) in Cash
                                                      (Unaudited)


                                                                1996                1995
Cash flows from operating activities:
  Net income (loss)                                        ($506,659)             $9,192
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                           127,647            150,447
      Net changes in operating assets and libilities:
             Accounts receivable                           (1,010,253)            48,920
             Investment in sales type leases                   27,208            (11,898)
             Inventory                                       (219,951)          (320,252)
             Prepaid expenses                                 (62,970)             3,888
             Accounts payable and accrued liabilities          90,227             99,973
             Accrued payroll and related expenses             117,092            (12,718)
             Customer deposits                                 38,878            (35,791)
             Deferred revenue                                 (60,000)               --
             Deferred rent                                     (5,130)               --
                                                                             -
                  Total adjustments                          (982,252)           (77,431)

      Net cash used in operating activities                (1,463,911)           (68,239)

Cash flows from investing activities:
      Capital expenditures                                   (160,035)          (144,559)
      Sale of investments                                       --                45,000
        Net cash used in investing activities                (160,035)           (99,559)
      Cash flows from financing activities:
        Issuance of common stock                            1,891,511             10,600
        Principal payments on long-term lease obligations     (30,498)               --
          Net cash provided by financing activities         1,861,013             10,600

Net increase (decrease) in cash                               237,067           (157,198)
Cash at beginning of period                                   325,965            347,769
Cash at end of period                                        $563,032           $190,571


                                                See accompanying notes.

                                   THERMOGENESIS CORP.
                         Notes to Condensed Financial Statements
                                     March 31, 1996
                                       (Unaudited)

1. Interim Reporting.

These Condensed Financial Statements should be read in conjunction with the Company's Annual Report (Form 10-KSB) for the year ended June 30, 1995. In the opinion of management, all adjustments (which consist of only normally recurring adjustments) necessary for a fair presentation of the condensed financial statements have been made. The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out) or market and consist approximately of the following:

                          March 31,                            June 30,
                            1996                                 1995

Raw materials           $  552,500                         $    453,669
Work in proces             137,520                              113,508
Finished goods             544,240                              447,132
Total                  $ 1,234,260                          $ 1,014,309

NET INVESTMENT IN SALES TYPE LEASES

The net investment in sales type leases consists of the following:


                                          March 31,                 June 30,
                                            1996                      1995

Total minimum lease payments receivable   $106,185                 $  140,020
Less unearned interest                     (11,202)                   (17,829)

Net investment in sales type leases       $ 94,983                 $  122,191


STATEMENT OF CASH FLOWS

The Company incurred approximately $354,500 in long-term lease obligations for the purchase of computer equipment.

EQUITY

The Company completed a private placement of 4,400,000 common shares on December 9, 1995 and received $1,891,511 net of expenses. The placement consisted of 88 units. Each unit consisted of 50,000 common shares and 12,500 warrants to purchase common shares at $1.50 per share for six months. The Company filed a registration statement covering the shares issued within 90 days of completion of the offering as required by the terms of the financing. The shares are subject to a six month lockup period which will expire on approximately September 22, 1996, except under limited circumstances providing for early release from the lockup by the placement agent.

                              THERMOGENESIS CORP.
               Notes to Condensed Financial Statements (Cont'd)
                                March 31, 1996
                                  (Unaudited)


2. Subsequent events

On May 9, 1996, the Company received 510K permission to market two licensed hand held disposable applicators designed to improve a surgeon's ability to achieve hemostasis and tissue bonding at a wound site during surgery. The applicators combine fibrinogen and thrombin at a wound site in a spray, line or dot that converts into an adhesive clot in less than one minute. The Company believes, based upon the current usage of fibrin sealant, that approximately a two million unit annual market for the applicators exists in Europe, Japan, Canada and South America where fibrin sealant is a licensed drug product. The Company expects to begin marketing the applicators, expected to be priced between $30-$50 each, in those markets late in this calendar year.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operation
              for the Three and Nine Months Ended March 31, 1996

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS

SALES AND REVENUES:

Net sales increased for the three and nine months ended March 31, 1996 by approximately 17% and 11% respectively, from the corresponding 1995 periods. Sales increases were primarily due to increased sales of the Company's human blood plasma freezer and thawer products.

Cost of sales as a percent of sales for the three and nine months ended March 31, 1996 were approximately 59% and 55% respectively, as compared to 68% and 60% respectively, for the corresponding 1995 periods. The decrease in cost of sales as a percent of sales was due to improved manufacturing methods and a reduction of component costs.

General and administrative expenses for the three and nine months ended March 31, 1996 decreased by 5% for the three month period but increased by 14% for the nine month period from the corresponding periods in 1995. The year to date increase was due to expanded staff and space. The quarter decrease was due to lower than expected legal and accounting expenses.

Selling and marketing expenses for the three and nine months ended March 31, 1996 increased by 80% and 27%, respectively, over the corresponding periods in 1995. Expenses increased due to added personnel, additional space and related operating expenses. These increased expenses are intended to upgrade and prepare sales, marketing and customer service personnel and systems for new products nearing completion of research and development.

Research and development expenses for the three and nine months ended March 31, 1996, increased by 254% and 199%, respectively, over the respective 1995 periods. The increase was due to accelerated research and development of three programs: (i) a computerized human blood plasma sample storage and retrieval system, (ii) a computerized liquid nitrogen biological storage and retrieval system and (iii) a system that converts a surgical patient's blood plasma into an autologous tissue sealant and hemostatic agent. Additional expenses have been incurred for continuing development of computer controllers for plasma thawers and freezers which feature remote diagnostics and compliance with CE96 European Union electronics standards. Management believes that research and development is essential to maintaining the Company's market position.
Therefore, the Company considers such costs a continuing cost of doing business.

LIQUIDITY AND CAPITAL RESOURCES

The Company has consumed cash resources for operating activities. These resources have been primarily consumed for marketing activities and product development.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operation
          for the Three and Nine Months Ended March 31, 1996 (Cont'd)

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

Working capital increased by $1,253,909 from June 30, 1995. This increase was primarily due to the issuance of common stock which raised $1,891,511 which was offset by increases in accounts receivable, increases in inventory and operating losses primarily due to new product development.

The Company believes it has sufficient resources to continue to operate for the next twelve months.

The Company has no significant outstanding capital commitments at March 31, 1996.

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

               (a) Exhibits
                    None

               (b) Reports on Form 8-K.
                    None

                              THERMOGENESIS CORP.

                                  Signatures



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THERMOGENESIS CORP.
                                       (Registrant)


Dated May 15, 1996                 s/Merrill L. Parker

                                    Merrill L. Parker,
                                    Controller (Principal Financial
                                    and Accounting Officer)


Dated May 15, 1996                s/Philip H. Coelho

                                    Philip H. Coelho,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)