Form 10QSB/A
period 1995-12-31
THERMOGENESIS CORP
filed 1996-06-03
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                         FORM 10-QSB/A


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

                            THERMOGENESIS CORP.


                                   INDEX


PART I
                                                     PAGE NUMBER
Condensed Financial Statements (Unaudited):

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

10Q1295a
                                                    THERMOGENESIS CORPORATION
                                                      Condensed Balance Sheet
                                                                  (Unaudited)

                                                            December 31,        June 30,
ASSETS                                                           1995              1995

Current assets:
   Cash and cash equivalents                                $1,321,682          $325,965
   Accounts receivable, net of allowance for doubtful
     of $72,913 ($72,913 at June 30, 1995)                   1,105,841           675,240
   Net investment in sales-type leases                          35,731            35,731
   Inventory                                                 1,049,144         1,014,309
   Prepaid expenses                                             62,346             9,711

      Total current assets                                   3,574,744         2,060,956

   Equipment, at cost less accumulated depreciation
     of $237,187 ($200,557 at June 30, 1995)                   409,137           176,535

   Long-term net investment in sales-type leases                68,560            86,460

   Prepaid royalties, net of accumulated amortization
     of $310,007 ($277,259 at June 30, 1995)                   249,492           277,241

   Leased equipment, net                                        28,718            40,778

   Other assets                                                 19,578            20,869

                                                            $4,350,229        $2,662,839

                                         See accompanying notes.

10Q1295B
                                                THERMOGENESIS CORPORATION
                                              Condensed Balance Sheet (Cont'd)
                                                         (Unaudited)

                                                          December 31,          June 30,
                                                                1995                1995
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                  $402,562           $512,931
  Current portion of long-term lease obligations              56,314               --
  Accrued payroll and related expenses                        70,777             55,346
  Deferred revenue                                              --               60,000
  Customer deposits                                           26,863             19,523

     Total current liabilities                               556,516            647,800

Deferred rent                                                 11,362             14,456

Long-term lease obligations                                  157,368               --

Commitments

Shareholders' equity:
  Common stock, $.001 par value;
   50,000,000 shares authorized:
    24,765,434 issued and outstanding
    (20,355,434 at June 30, 1995)                             24,765             20,356
  Paid in capital in excess of par                         9,696,455          7,794,621
  Accumulated deficit                                     (6,096,237)        (5,814,394)

    Total shareholders' equity                             3,624,983          2,000,583

                                                          $4,350,229         $2,662,839

                                                  See accompanying notes.

                                                       THERMOGENESIS CORPORATION
                                              Condensed Statements of Operations
                                                              (Unaudited)

                                         Three Months Ended                         Six Months Ended
                               December 31,         December 31,         December 31,        December 31,
                                   1995                 1994                 1995                1994

Net Sales                         $830,079           $1,037,529           $1,681,982          $1,838,162
Cost of Sales                      485,471              563,033              929,006           1,022,419
Gross Profit                       344,608              474,496              752,976             815,743

Expenses:

General and administrative         118,198               97,773              202,505             164,500
expenses

Selling and marketing expenses     216,447              209,297              385,568             379,215

Research and development expense   288,887              100,358              444,101             171,172

  Total Expenses                   623,532              407,428            1,032,174             714,887

Interest Income                      5,870                2,289                8,693               4,670
Interest Expense                     8,402                  --                11,338                --

Net Income (loss)                ($281,456)              $69,357           ($281,843)            $105,526

Net Income (loss) per share         ($0.01)                $0.00              ($0.01)               $0.01

Shares used in computing
net income (loss) per share      21,832,000           20,715,000           21,094,000          20,715,000


                                           See accompanying notes



                                                THERMOGENESIS CORPORATION
                                           Condensed Statements of Cash Flows
                                      Three Months Ended December 31, 1995 and 1994
                                                 Increase (Decrease) in Cash
                                                       (Unaudited)

                                                                1995                1994
Cash flows from operating activities:
   Net income (loss)                                        ($281,843)           $105,526
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
     Depreciation and amortization                             80,447             110,886
     Net changes in operating assets and liabilities:
        Accounts receivable                                  (430,601)           (162,070)
        Investment in sales type leases                        17,900              20,784
        Inventory                                             (34,835)           (295,732)
        Prepaid expenses                                      (52,635)             11,010
        Accounts payable and accrued liabilities             (110,369)            271,505
        Accrued payroll and related expenses                   15,431             (18,570)
        Customer deposits                                       7,340           (21,316)
        Deferred revenue                                      (60,000)                --
        Deferred rent                                          (3,094)                --
                Total adjustments                             (570,416)           (83,503)

     Net cash provided by (used in) operating activities      (852,259)            22,023
  Cash flows from investing activities:
   Capital expenditures                                        (46,784)          (109,725)
     Net cash used in investing activities                     (46,784)          (109,725)
  Cash flows from financing activities:
     Issuance of common stock                                1,906,243                --
     Principal payments on long-term lease obligations         (11,483)               --
        Net cash provided by financing activities            1,894,760                --
  Net increase (decrease) in cash                              995,717            (87,702)
  Cash at beginning of period                                  325,965            347,769
  Cash at end of period                                     $1,321,682           $260,067

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

INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out) or market and consist approximately of the following:


                                December 31,                     June 30,
                                   1995                           1995
Raw materials                  $  416,189                  $    453,669
Work in process                   104,130                       113,508
Finished goods                    528,825                       447,132
Total                          $1,049,144                   $ 1,014,309


NET INVESTMENT IN SALES TYPE LEASES

The net investment in sales type leases consists of the following:



                                               December 31,         June 30,
                                                   1995               1995

Total minimum lease payments receivable         $117,462         $  140,020
Less unearned interest                           (13,171)           (17,829)
Net investment in sales type leases            $ 104,291         $  122,191


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

RESULTS OF OPERATIONS

SALES AND REVENUES:

Net sales decreased for the three and six months ended December 31, 1995 by approximately 20% and 9%, respectively, from the corresponding 1995 periods. Sales decreases were primarily due to decreased sales of the Company's human blood plasma freezer products and human blood plasma thawer products from the respective prior periods.

Cost of sales as a percent of sales for the three and six months ended December 31, 1995 were approximately 58% as compared to 54% for the corresponding three month 1994 period and 55% as compared to 56% for the six month 1994 period. The slight variations in cost of sales as a percent of sales were due to product mix varitions between sales of freezers and thawers which have different gross margins.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has consumed cash resources for operating activities. These resources have been primarily consumed for marketing activities and product development.
Working capital increased by $1,605,072 from June 30, 1995. This increase was primarily due to the issuance of equity which raised $1,900,944 which was offset by increases in accounts receivable and decreases in accounts payable.

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

Item 3.      Default Upon Senior Securities.
                None.

Item 4.      Submission of Matters to a Vote of Security Holders.
                None.

Item 5.      Other Information.
                None

Item 6.      Exhibits and Reports on Form 8-K.

            (a) Exhibits
                10.1 (c) Facilities Lease Administrative Offices (previously filed with Form 10-QSB).

            (b) Reports on Form 8-K.
                 None

                            THERMOGENESIS CORP.

                                Signatures



In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THERMOGENESIS CORP.
                                  (Registrant)


Dated May 31, 1995

                       s/  Merrill L. Parker

                       Merrill L. Parker,
                       Controller (Principal Financial and Accounting Officer)


                        s/  Philip H. Coelho

                        Philip H. Coelho,
                        President and Chief Executive Officer
                        (Principal Executive Officer)