Form 10QSB/A
period 1995-12-31
THERMOGENESIS CORP
filed 1996-06-03
CIK 811212

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

                            THERMOGENESIS CORP.


                                   INDEX


PART I
                                                 PAGE NUMBER
Condensed Financial Statements (Unaudited):

   Condensed Balance Sheets at
      March 31, 1996 and June 30, 1995              2

   Condensed Statements of Operations
      for the Three and Nine Months ended
      March 31, 1996 and 1995                       4

   Condensed Statements of Cash Flows
      for the Nine Months Ended
      March 31, 1996 and 1995                       5

   Notes to Condensed Financial Statements          6

   Management's Discussion and Analysis of
   Financial Condition and Results of Operations    8

PART II

   Item 6. Exhibits and Reports on Form 8-K.       10


SIGNATURES                                         11

                                                    THERMOGENESIS CORPORATION
                                                      Condensed Balance Sheet
                                                              (Unaudited)

                                                             March 31,         June 30,
ASSETS                                                         1996              1995

Current assets:
   Cash and cash equivalents                                  $563,032          $325,965
   Accounts receivable, net of allowance for doubtful
     of $97,913 ($72,913 at June 30, 1995)                   1,494,585           675,240
   Net investment in sales-type leases                          35,731            35,731
   Inventory                                                 1,352,893         1,014,309
   Prepaid expenses                                             72,681             9,711

       Total current assets                                  3,518,922         2,060,956

Equipment, at cost less accumulated depreciation
 of $263,205 ($200,557 at June 30, 1995)                       625,225           176,535

Long-term net investment in sales-type leases                   59,252            86,460

Prepaid royalties, net of accumulated amortization
 of $323,870 ($277,259 at June 30, 1995)                       235,630           277,241

Leased equipment, net                                           22,688            40,778

Other assets                                                    18,933            20,869

                                                            $4,480,650        $2,662,839

                                         See accompanying notes.


                                                THERMOGENESIS CORPORATION
                                             Condensed Balance Sheet (Cont'd)
                                                       (Unaudited)

                                                           March 31,           June 30,
                                                             1996                1995
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                  $603,158           $512,931
   Current portion of long-term lease obligations              90,135               --
   Accrued payroll and related expenses                       172,438             55,346
   Deferred revenue                                             --                60,000
   Customer deposits                                          165,630             19,523

      Total current liabilities                             1,031,361            647,800

Deferred rent                                                   9,326             14,456

Long-term lease obligations                                   234,032               --

Commitments

Shareholders' equity:
   Common stock, $.001 par value;
    50,000,000 shares authorized:
     24,765,434 issued and outstanding
     (20,355,434 at June 30, 1995)                            24,765             20,356
   Paid in capital in excess of par                        9,681,723          7,794,621
   Accumulated deficit                                    (6,500,557)        (5,814,394)

    Total shareholders' equity                             3,205,931          2,000,583
                                                          $4,480,650         $2,662,839
                                                  See accompanying notes.


                                                        THERMOGENESIS CORPORATION
                                                   Condensed Statements of Operations
                                                               (Unaudited)

                                           Three Months Ended                     Nine Months Ended
                                      March 31,          March 31,         March 31,          March 31,
                                        1996               1995              1996               1995
Net sales                             $1,062,503          $907,364         $2,744,485         $2,745,526
Cost of Sales                            623,624           619,133          1,552,630          1,641,552

Gross profit                             438,879           288,231          1,191,855          1,103,974

Expenses:

  General and administrative expense      79,109            83,391            281,614            247,891
  Selling and marketing expense          327,763           181,831            713,331            561,046
  Research and development expense       437,695           123,602            881,796            294,774
         Total expenses                  844,567           388,824          1,876,741          1,103,711

Interest income                           11,149             4,259             19,842              8,929
Interest expense                           9,781               --              21,119               --

Net income (loss)                      ($404,320)         ($96,334)         ($686,163)            $9,192

Net income (loss) per share               ($0.02)           ($0.00)            ($0.03)             $0.00

Shares used in computing
 net income (loss) per share          24,765,000        20,349,000         22,318,000         20,858,000

                                             See accompanying notes.



                                                THERMOGENESIS CORPORATION
                                           Condensed Statements of Cash Flows
                                       Nine Months Ended March 31, 1996 and 1995
                                              Increase (Decrease) in Cash
                                                        (Unaudited)

                                                                1996                1995
Cash flows from operating activities:
    Net income (loss)                                        ($686,163)             $9,192
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
      Depreciation and amortization                            127,647             150,447
      Net changes in operating assets and libilities:
         Accounts receivable                                  (819,345)             48,920
         Investment in sales type leases                        27,208             (11,898)
         Inventory                                            (338,584)           (320,252)
         Prepaid expenses                                      (62,970)              3,888
         Accounts payable and accrued liabilies                 90,227              99,973
         Accrued payroll and related expenses                  117,092             (12,718)
         Customer deposits                                     146,107             (35,791)
         Deferred revenue                                      (60,000)                --
         Deferred rent                                          (5,130)                --
                Total adjustments                             (777,748)            (77,431)
       Net cash used in operating activities                (1,463,911)            (68,239)

   Cash flows from investing activities:
    Capital expenditures                                      (160,035)            (144,559)
    Sale of investments                                          --                  45,000
       Net cash used in investing activities                  (160,035)             (99,559)

   Cash flows from financing activities:
    Issuance of common stock                                 1,891,511               10,600
    Principal payments on long-term lease obligations          (30,498)                --
       Net cash provided by financing activities             1,861,013               10,600
   Net increase (decrease) in cash                             237,067             (157,198)
   Cash at beginning of period                                 325,965              347,769
   Cash at end of period                                      $563,032             $190,571

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

INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out) or market and consist approximately of the following:


                             March 31,                      June 30,
                               1996                           1995

Raw materials               $  552,500                  $    453,669
Work in process                137,520                       113,508
Finished goods                 662,873                       447,132
Total                      $ 1,352,893                   $ 1,014,309


NET INVESTMENT IN SALES TYPE LEASES

The net investment in sales type leases consists of the following:


                                          March 31,                  June 30,
                                            1996                       1995

Total minimum lease payments receivable   $106,185                 $  140,020
Less unearned interest                     (11,202)                   (17,829)
Net investment in sales type leases       $ 94,983                 $  122,191


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

RESULTS OF OPERATIONS

SALES AND REVENUES:

Net sales increased for the three months ended March 31, 1996 by approximately 17% while showing no increase for the nine months ended March 31, 1996 from the corresponding 1995 periods. Sales increases for the three month period were primarily due to increased sales of the Company's human blood plasma freezer and thawer products. The nine month period showed no increase due to lower than expect sales of freezers and thawers in the second fiscal quarter.

Cost of sales as a percent of sales for the three and nine months ended March 31, 1996 were approximately 59% and 57% respectively, as compared to 68% and 60% respectively, for the corresponding 1995 periods. The decrease in cost of sales as a percent of sales was due to improved manufacturing methods and a reduction of component costs.

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

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operation
        for the Three and Nine Months Ended March 31, 1996 (Cont'd)

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

Working capital increased by $1,074,405 from June 30, 1995. This increase was primarily due to the issuance of common stock which raised $1,891,511 which was offset by increases in accounts receivable, increases in inventory and operating losses primarily due to new product development.

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


Dated May 31, 1996

                       s/ Merrill L. Parker

                       Merrill L. Parker,
                       Controller (Principal Financial and Accounting Officer)


                       s/ Philip H. Coelho

                       Philip H. Coelho,
                       President and Chief Executive Officer
                       (Principal Executive Officer)