Form 10KSB
period 1996-06-30
THERMOGENESIS CORP
filed 1996-09-30
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C.  20549

                       FORM 10-KSB

   [X] Annual Report Under Section 13 or 15(d) of the Securities
                        Exchange Act of 1934
              For the fiscal year ended June 30, 1996

                  Commission File Number:  0-16375

                                  THERMOGENESIS CORP.
           (Exact name of Registrant as specified in its charter)

                      DELAWARE                           94-3018487

               (State or other jurisdiction (I.R.S. Employer of incorporation or organization) Identification No.)

11431 SUNRISE GOLD CIRCLE, STE. A, RANCHO CORDOVA, CA          95742
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

State issuer's revenues for its most recent fiscal year. $4,124,634

The aggregate market value of the voting stock held by non-affiliates of the registrant was $47,805,593 as of June 30, 1996.

The Registrant had 12,898,967 shares of common stock outstanding on September 23, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual meeting of shareholders to be held on January 7, 1997 are incorporated by reference into Part III.

                                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SUMMARY

THERMOGENESIS CORP., formerly known as Insta Cool, Inc. Of North America, was incorporated in Delaware on September 26, 1986 and subsequently merged with Refrigeration Systems International, Inc., a California corporation. In January of 1995, the company changed its name to THERMOGENESIS CORP. (the "Company") to better reflect the thermodynamic segment of the biotechnology industry that the Company hopes to service through development of new products. On June 14, 1996, the Company implemented a one-for-two stock consolidation as approved by the shareholders on May 29, 1996.

The Company designs, markets and sells products and devices which utilize its proprietary thermodynamic technology for the processing of biological substances (THERMOGENESIS Proprietary Technology) including the cryopreservation, thawing, and harvesting of blood components. Historically, the Company's primary revenues have been from sales of ultra rapid blood plasma freezers to hospitals, blood banks and blood transfusion centers. In the last three fiscal years, sales of blood plasma thawers to hospitals and transfusion centers has accounted for up to 50% of the Company's revenues. Currently, the Company is manufacturing several categories of thermodynamic devices which are sold to the blood plasma industry with Food and Drug Administration ("FDA") permission. The Company's products are marketed and sold worldwide in over 32 countries to customers such as the Red Cross agencies in most of these countries. Other potential applications and markets for the THERMOGENESIS Proprietary Technology include medical applications, pharmaceutical applications, and industrial applications.

During fiscal years 1988 through 1994, the Company focused its efforts on the development and refinement of a core line of FDA Class I products with the intention of achieving and maintaining a high market share of several small, but medically important, niche markets: devices for blood freezing, blood thawing, blood collecting and blood container sealing. In January 1993, the Company began to shift its major research and development ("R&D") efforts to developing five unique FDA Class II medical systems which also thermodynamically process blood products, but feature the use of various sterile plastic containers and applicators that come into direct contact with the blood product. These plastic devices must be disposed of and replaced after each use, thereby transforming EACH capital equipment sale into a potentially high margin revenue stream stretching into the future. The Company is on schedule to complete development of the first two of these Class II systems by the end of calendar 1996 and has formed strategic business relationships with Asahi Medical Co., Ltd., of Japan and Daido Hoxan Corp., of Japan, to assist its marketing efforts.

The  two  FDA  Class  II  products  nearest  market  introduction  are  the
CryoSeal<trademark>   System   and   BioArchive<trademark>   System.    The
CryoSeal<trademark> System is used for the rapid preparation of Cryoprecipitated AHF blood product that is currently licensed by the FDA for the treatment of clotting protein deficient patients. The Company believes this same blood product is potentially useful for hemostasis and tissue adhesion in surgery. The BioArchive<trademark> System is used for the controlled rate freezing and inventory management of biological samples requiring LN2 storage temperatures (-196*C), such as stem and progenitor cells, sperm, cell lines and other tissues.

The Company's progress in developing and marketing these medical and other food products applications can be summarized as follows:

MEDICAL

The Food and Drug Administration ("FDA") regulations require a manufacturer to obtain regulatory permission before medical devices can be marketed in the United States.
In the medical field, the Company's research and development ("R&D") efforts were focused on FDA Class I core line products and FDA Class II pipeline products, illustrated as follows:

TABLE I:  CORE LINE PRODUCTS




Core Line  PRODUCT           R & D STATUS  FDA CLASS        FDA PERMISSION
R & D No.                                                   TO MARKET

  1      Device for the      Completed           I              1988
         ultra-rapid cryo-
         preservation of
         human blood
         plasma

  2      Portable device     Completed           I              1991
         for the ultra-
         rapid
         cryopreservation
         of human blood
         plasma

  3      Device for the      Completed           I              1992
         rapid thawing of
         frozen plasma for
         hospital patient
         care

  4      Device for the      Completed           I              1995
         hermetic sealing
         of blood tissue
         containers

  5      "Smart" Blood       In Field            I             510(k)
         Collection           Trials                         application
         Monitor                                               filed,
                                                                1994
                                                           withdrawn, 1995
                                                             resubmitted
                                                             Oct. 1 1996

  6      Vial                In Field            I           Daido Hoxan
         BioArchive<trademark> Trials                       Corp. and JRC
         System for the                                    responsible for
         Japanese Red                                       MHW approval
         Cross (JRC)

TABLE II:  PIPELINE PRODUCTS




Pipe    PRODUCT            R & D STATUS   FDA CLASS    REGULATORY STATUS
LineR&D
No.

1     CRYOSEAL<trademark> SYSTEM In Final    II         FDA 510(k)
                                  Stages                     re-filed
      DEVICE                                          Sept. 12, 1996
      Thermodynamic                                          *
      processor                                          Japan MHW
                                                       filing, (est.)
      DISPOSABLES                                        Dec. 1996
      *PP-1                                                  *
      *SA-1                                             Canada MHW
      *DA-1                                          filing, Dec. 1996

2     LN{2} BIOARCHIVE<trademark> In Final   II       Initially, only
      SYSTEM                  Stages                  sold to centers
                                                         with IND
      DEVICE                                          exemptions for
      Computerized LN{2}                                cord blood
      storage dewar with                                  banking
      robotic arm                                            *
                                                      FDA 510k filing
      DISPOSABLES                                    (est.) Jan. 1997
      *HR-1
      *SCP-1
      *PC-1
3     CRYOFACTOR<trademark> In Progress      II          Not Filed
      SYSTEM

      DEVICE
      Thermodynamic
      processor

      DISPOSABLES
      *Bag Set
      *Spray Applicator
      *Line Applicator

4     MICROSEALANT<trademark> In Progress    II          Not Filed
      SYSTEM

      DEVICE
      Bench top
      thermodynamic
      processor

      DISPOSABLES
      *Collection Syringe
      *Filter Bag Set
      *Micro Applicators

5     CRYOPLATELET<trademark> In Progress    II          Not Filed
      SYSTEM

      DEVICE
      Thermodynamic
      processor

      DISPOSABLE
      *Bag Set

FOOD PRESERVATION

The Company has used resources in the past to explore the application of the THERMOGENESIS Proprietary Technology to the frozen food industry. While well suited to freezing food products, the Company did not have the resources to produce the large production equipment required. Therefore, the Company has elected, for the foreseeable future, to concentrate its resources on biotechnical applications.

PRODUCTS

The Company's ultra rapid freezing products use heat transfer liquids, rather than gases like air, carbon dioxide or nitrogen, to transfer heat to and from a biological substance. From 1988 to 1992, Company devices were designed to transfer heat by causing heat transfer liquids to directly contact the plastic sealed biological substances. However, since those liquids contained a chlorofluoro-carbon ("CFC") chemical, an improved heat transfer method was developed and patented which automatically interposed a thin flexible plastic membrane between the heat transfer liquid and the biological substance. This flexible membrane allowed the use of silicone and water based heat transfer liquids thereby allowing the Company to produce CFC-free devices.

The Company's blood plasma thawers utilize water as the heat transfer medium with the patented flexible membrane system. In tests performed by the Company's R&D staff, the Company compared the rate and homogenous quality of temperature rise in four bags of frozen plasma in a THERMOGENESIS plasma thawer and a microwave oven. The Company found that the frozen plasma in the THERMOGENESIS thawer rose to a transfusible temperature (20{o}C) faster than the frozen plasma in the microwave and that the plasma in the THERMOGENESIS thawer had less temperature variation throughout its volume than the plasma thawed in the microwave oven.

The Company currently manufactures the following core line freezing and thawing equipment:


                                    TABLE III:  CORE LINE MEDICAL DEVICES

      MODEL           CAPACITY               APPLICATION            TARGET MARKET
     MP2000         168 Plasma Bags/Hr.     Freeze Blood Plasma        Blood Banks,
                                                                    Transfusion Boards,
                                                                        Red Crosses
     MP1000         64 Plasma Bags/Hr.
      MP750         32 Plasma Bags/Hr.
      MP500         24 Plasma Bags/Hr.
      MPIII         12 Plasma Bags/Day        Portable Blood           Blood Banks,
                                              Plasma Freezing       Transfusion Boards,
                                                and Storage             Red Crosses
      MPII           6 Plasma Bags/Day
     MPIIIt         24 Plasma Bags/Day
      MT202        2 Plasma Bags/12 Min.     Thaw Blood Plasma    Blood Banks, Hospitals
      MT204        4 Plasma Bags/12 Min.
      MT210       10 Plasma Bags/12 Min.

The freezers differ in size and capacity and have suggested retail prices which range from $2,000 for the frozen transport containers to $65,000 for the larger capacity plasma freezers. The price also varies within each model depending upon configuration and accessory equipment purchased. The Company sometimes offers discounts from its list price to meet geographic specific competitive conditions.

The Company's plasma thawers have suggested retail prices of between $2,850 to $10,000 and are marketed in the U.S. and Canada, predominately through inside direct telemarketing sales staff and through distributors in most foreign markets.

Materials used to produce the Company's products are readily available from numerous sources. Based upon current information from the manufacturers of materials and component parts, the Company does not anticipate any shortage of supply. In 1992, the Company introduced a replacement heat transfer liquid and refrigerant for freezing which is free of CFC for use in the THERMOGENESIS proprietary process. The replacement chemicals are readily available and the Company does not anticipate any shortages or constraints on supplies.

The initial market thrust of the Company has been, and continues to be, to penetrate the blood processing industry. The Company has targeted the major blood fractionation manufacturers, Red Cross facilities, hospitals and independent blood collection facilities as its primary market. The THERMOGENESIS freezers and thawers are marketed on the basis of speed of operation, energy savings, precision of temperature control and the increased yields of important blood proteins.

The Company expects limited growth in the market for blood plasma freezers and thawers and, as a result, the continued growth of the Company is dependent upon the development of new applications for the THERMOGENESIS Proprietary Technology in the medical blood processing field and other markets. It is management's belief that its freezers and thawers have an approximate service life of between 6-10 years and the Company is beginning to experience a replacement market for its products within the blood plasma industry. The Company has developed advanced versions of the THERMOGENESIS freezers utilizing non-CFC based liquids and refrigerants and patented flexible membranes.

On May 1, 1990, the Company entered into an year exclusive marketing agreement with Liquid Carbonic, Canada. Under the terms of the agreement, Liquid Carbonic became the Company's exclusive sales agent for all non-blood plasma commercial freezers utilizing the THERMOGENESIS Proprietary Technology for the territory of Canada. As of June 30, 1996, no significant sales were made under this agreement and it was terminated.

MANUFACTURING

The Company has in-house manufacturing capabilities and is currently manufacturing approximately 70-80% of its products for sale. The Company believes that vendors used by the Company are capable of producing sufficient quantities of all required components. The Company moved to a larger 11,000 square foot facility in July 1994 where it has consolidated its activities and is in the process of upgrading its manufacturing practices to ISO 9000 standards. In December 1995, the Company moved its sales, marketing and administrative functions into a 5,000 square foot facility thereby dedicating the 11,000 square foot facility exclusively to manufacturing and engineering operations.

In addition to the Company's current manufacturing facility, it also entered into a manufacturing license agreement with On-Time Manufacturing, Inc. ("On - Time") for the manufacture of certain components and Company products, including new products and prototypes in development. On-Time has certain sophisticated high technology manufacturing capability. The agreement s for an initial term of thirty months and contemplates approximately up to $2,500,000 in manufacturing costs for products, which the Company will pay in cash or, at the option of On-Time, through the issuance of restricted shares of the Company's common stock at a 25% discount from market price on the date the election is made.
Products manufactured or sold by the Company are warranted against defects in workmanship for a period of 12 months from delivery when used for the equipment's intended purpose, which warranties exclude consequential damages to the extent allowed by law.

MARKETING AND DISTRIBUTION

The Company sells its medical products to blood banks and hospitals in 32 countries including the Red Cross or Blood Transfusion agencies of the United States, Australia, Belgium, Canada, Denmark, France, Germany, Japan, Korea, the Netherlands, Sweden, and Switzerland.

The Company has primarily targeted the blood processing industry which consists of approximately 7,000 hospitals and blood collection centers in the United States and approximately 20,000 hospitals and blood collection centers in the industrial nations outside the United States. The United States accounts are serviced either by employees of the Company or by a manufacturing representative. International sales are serviced by regional manufacturing representatives or distributors. In 1993, the Company instituted a comprehensive telemarketing program to increase market coverage in the United States and Canada, and in September, 1994, the Company began to upgrade its customer service department with telemarketing support.

During fiscal years ended June 30, 1996 and 1995 the Company expended approximately $1,173,000 and $827,000, respectively, on selling and marketing activities.

During the fiscal year ended June 30, 1996, sales to the American Red Cross regional centers, Asahi Medical Co., Ltd. - Japan, Centeon, Melville Biological and Hemotech Sa. represented 10%, 10%, 9%, 7% and 7%, respectively of the Company's total revenues and export sales were 41% of total revenues. The loss of any one major customer during a particular year would have a material adverse affect on the Company. During the fiscal year ended June 30, 1995, sales to Daido-Hoxan Corporation of Japan (for resale to the Japanese Red Cross), the American Red Cross regional centers, the Canadian Red Cross and HemoTech represented 10%, 5%, 4% and 3%, respectively of the Company's total revenues and export sales were 55% of total revenues.

The Company is currently focusing on developing a pipeline of new Class II products which process blood by utilizing disposable sterile containers with each and every use. This type of medical device is economically important because it transforms a capital equipment sale into an ongoing revenue stream that only stops when the equipment is no longer used. Typically sterile disposable profit margins are higher than device profit margins. The Company's initial efforts to develop these hybrid products have focused on: (1) the CryoSeal<trademark> System for harvesting fibrinogen-rich cryoprecipitate from a donor's blood plasma, a blood component that is currently licensed by the FDA for the treatment of clotting protein deficient patients. The Company believes this same blood component can be used by surgeons as an autologous hemostatic agent and tissue sealant for their surgical patients, and (2) the LN{2} BioArchive<trademark> System for controlled rate freezing, storage and retrieval and inventory management of biological samples which require LN2 storage temperatures, such as placental, stem and progenitor cells. No assurances can be made that products or markets under development will be successful or that the Company will be able to obtain the necessary governmental approvals, if required, for these products.

In July 1993, the Company exclusively licensed to the newly formed Blood Division of the Stryker Corporation the marketing rights for distribution of the Company's proprietary system for the intraoperative harvesting of autologous fibrinogen-rich cryoprecipitate (now called the CryoSeal<trademark> System) for use as a hemostatic agent and tissue sealant for which the Company had applied for a patent. In fiscal 1994, the Company received a development fee of $250,000 payable over twelve months and a royalty agreement payable on all sales of equipment and associated disposable products. As the system was still in the prototype stage there were no sales of the product by Stryker. In January 1994, the Company and Stryker filed for FDA 510K permission to utilize the fibrinogen rich cryoprecipitate harvested by the system for surgical hemostasis and as a tissue adhesive.

The FDA has repeatedly declined to license fibrinogen sourced from "pooled" plasma in the USA, consequently precise descriptions of efficacy for topical surgical use are undefined. The Company believes the FDA's concern for the spread of infectious diseases (AIDS, hepatitis, etc.) may be the cause of withholding marketing approval for Fibrinogen sourced from pooled plasma. The FDA also declined to approve the autologous fibrinogen-rich cryoprecipitate sourced from the Company's system for the claims requested in the 510K application, which were all surgical uses of Fibrinogen identified in the literature of clinical applications for fibrin glue. The FDA did, however, agreed to constructively review a resubmitted application for a few narrow uses, such as Factor VIII deficiency and Fibrinogenemia. The FDA's position would have required Stryker or the Company to present further clinical data in order to expand the FDA-approved claims for efficacy. Stryker believed that restriction to these few narrow uses would significantly reduce initial sales and force Stryker to rely on marketing "off label" uses in an attempt to expand sales in the near term. By September, 1995, faced with a reduced initial market and no clear plan to expand the "claims" for efficacy, Stryker decided to dissolve their Blood Division. Therefore, Stryker agreed to terminate their license agreement with the Company, and to provide the Company all of their prototypes and documentation for the CryoSealant<trademark> device and disposables for a 7% royalty which declines over time. On September 12, 1996, after an intensive year long engineering development to improve the manufacturability and performance of the CryoSeal system, the Company filed an amended 510K with the FDA as a system for the rapid automated preparation of cryoprecipated AHF.

SALE OF LICENSE AND DISTRIBUTION RIGHTS

In June 1995, the Company sold the Japanese distribution rights to its LN{2} BioArchive<trademark> System and the Vial BioArchive<trademark> System to Daido-Hoxan, Japan. The Company received $350,000 for the distribution rights and access to the necessary technology. The Company recognized $280,000 of revenue and offset $10,000 in expenses in fiscal 1995 and recognized the remaining $60,000 of revenue in fiscal 1996.

In June, 1996, the Company awarded an exclusive manufacturing license and distribution agreement for the CryoSeal<trademark> System for the country of Japan to Asahi Medical Co., Ltd., of Japan, a division of Asahi Chemical. Asahi Medical is a leading supplier of artificial kidneys, blood purification systems and leukocyte removal systems, with annual revenues of $270 million. Asahi intends to manufacture the CP-1 disposable bag set, purchase the CryoSeal<trademark> System thermodynamic processing device (CS-1) and SA-1 and DA-1 surgical applicators from the Company, and market the CryoSeal<trademark> System in Japan. The Company received a $400,000 license fee, a commitment from Asahi to purchase the CS-1 device and related surgical applicators from the Company and payment of a 10% royalty on the sale of the sterile bag set. The Company has recognized $400,000 of revenue for the license fee in fiscal 1996.

FEDERAL REGULATION

The FDA regulations require that the Company obtain regulatory permission before its medical devices can be marketed in the United States.

See "Description of Business-Medical" above for summary of regulatory status of the Company's projects.


TABLE IV:  PATENT STATUS

    #.     PATENT DESCRIPTION       USA FILING   USA ISSUED   JAPAN        EEC
                                    DATE         DATE
     1     Flexible membrane heat     1992         1993        Pending      Pending
           transfer
     2     Portable heat transfer     1991         1993        Pending      Pending
           and storage device
     3     Blood component            1992         1993        Pending      Pending
           thawing device
     4     Cryoprecipitating          1993         1994       Not Filed    Not Filed
           device
     5     Device and method for      1993         1996        Pending      Pending
           harvesting and
           producing fibrinogen-
           rich cryoprecipitate
     6     Sterile bag set for        1995        Pending    Filed, 1996  Filed, 1996
           harvesting, processing
           and cryoprotecting
           placental stem and
           progenitor cells*
     7     Computer controlled        1995        Pending    Filed, 1996  Filed, 1996
           device and disposable
           container for the
           storage and retrieval
           of thermolabile
           substances**
     8     Apparatus, method and      1996        Pending      Will be      Will be
           container for                                     Filed, 1997  Filed, 1997
           fibrinogen-rich
           cryosealant
     9     Freezing and thawing       1996        Pending      Will be      Will be
           bag, mold, apparatus                              Filed, 1997  Filed, 1997
           and method***

           *Jointly developed with The New York Blood Center, (Revenue: 20% TG,
            80% NYBC)
          **Jointly developed with The New York Blood Center, (Revenue: 100%
            TG)
         ***Jointly developed with The New York Blood Center, (Revenue: 80%TG,
            20% NYBC)

While patents have been issued or are pending, the Company realizes (a) that the Company will benefit from patents issued, if and only if, it is able to market its products in sufficient quantities of which there is no assurance; (b) that substitutes for these patented items, if not already in existence, may be developed; (c) that the granting of a patent is not determinative of the validity of a patent (such validity can be attacked in litigation or the Company or owner of the patent may be forced to institute legal proceedings to enforce validity); and (d) that the costs of patent litigation, if any, could be substantial and could adversely affect the Company.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $1,317,000 and $447,000 in research and development expenses for the years ended June 30, 1996 and 1995, respectively. Research was primarily devoted to developing Class II devices for the thermodynamic processing of blood products. The Company anticipates significant R&D expenses to continue as a cost of doing business, and in order to maintain a competitive edge for new products.

COMPETITION

The Company hopes to develop a competitive advantage in the medical applications of its thermodynamic technology, but it realizes that there are many companies engaged in related areas. These companies often have substantially larger operations and possess greater financial resources and personnel with which to compete with the Company. There are approximately 13 companies with sales in excess of $50,000,000 which manufacture blast air chillers and freezers or liquid nitrogen and carbon dioxide systems.

The Company's principal market is the users of ultra-rapid blood plasma freezing and thawing equipment. Based upon attendance at trade shows and discussions with customers and potential customers, management has identified four companies which sell freezers in the industry: Revco, a division of Rheem Manufacturing, Forma Scientific, a division of Mallinckrodt, Inc., Harris Corporation, and the Company. The Company is unable to ascertain its specific competitive position within the blood plasma freezer industry and management has no knowledge of whether Harris Corporation is a subsidiary of another Company. The Company competes primarily based on performance of its products. Based upon conversations with customers and potential customers and attendance at trade shows, management believes that the Company's products are in some instances more expensive than its competitors, ranging in price from $2,000 to $65,000 for the Company's products compared to $2,000 to $16,000 for competing products.

EMPLOYEES

The Company has fifty four (54) full time employees. Six (6) employees provide administrative support, ten (10) provide sales and marketing support, fifteen (15) employees are devoted to engineering and product development and twenty three (23) employees are dedicated to manufacturing.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company operates primarily in one principal industry segment: the design, manufacture and marketing of thermodynamic devices for the processing of biological substances that utilize the patented and non-patented THERMOGENESIS proprietary technology.

BACKLOG

The Company's cancelable backlog as of June 30, 1996 was not significant. However, on August 30, 1996, the Company received a non-cancelable order for $2,800,000 for freezers and related services. As of June 30, 1995, the Company's cancelable backlog was approximately $180,000.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

The Company has no foreign manufacturing operations. For fiscal 1996 foreign sales were approximately $1,692,000 or 41% of total sales. For fiscal 1995 foreign sales were approximately $1,805,000 or 55% of total sales.

ITEM 2.  DESCRIPTION OF PROPERTY

In July 1994, the Company occupied an 11,000 square foot facility located in Rancho Cordova, California where it is in the process of upgrading its manufacturing practices to ISO 9000 standards. In December 1995, the Company moved its sales, marketing and administrative functions into a 5,000 square foot facility thereby dedicating the 11,000 square foot facility to manufacturing and engineering. The Company is located in close proximity to the suppliers of component parts of its equipment.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending or threatened legal proceedings nor is its property subject to any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on May 29, 1996. The following is a summary of the results of managements proposals:
                         AFFIRMATIVE    WITHHELD       AGAINST
Election of Directors:
   Noel K. Atkinson      17,640,130     7,205,314
   Philip H. Coelho      17,640,562     7,204,488
   Sid V. Engler         17,779,506     7,075,944
   Charles deB. Griffiths 17,769,906    7,165,144
   Walter J. Ludt, III   17,769,706     7,576,680

Proposition 1, Approval of
Amendment to the
Stock Option Plan:       15,797,942     1,371,680      102,270

Proposition 2, Staggered Board
of Directors             8,629,359         849,686      41,070

Proposition 3, Fair Price
Provision                8,586,414         777,960     178,470

Proposition 4, Amendment
to the Certificate of
Incorporation for a one-for-two
reverse stock split      16,604,733        660,212      68,320



Based upon the above vote, the slate of directors was elected, Propositions 1 and 4 were approved and Propositions 2 and 3 failed to achieve the necessary vote for approval.




                                  PART II

ITEM  5.   MARKET  FOR  THE  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock is traded in the over-the-counter market. The following table sets forth the range of high and low bid prices for the Company's common stock for fiscal 1995 and 1996 reported in the Nasdaq over-the-counter market. Such prices reflect inter-dealer quotation without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                                High (1)             Low (1)

Fiscal 1996:
   First quarter                                 $3.25                $1.88
   Second quarter                                $2.13                $1.25
   Third quarter                                 $3.63                $1.50
   Fourth quarter                                $5.63                $2.63

Fiscal 1995:
   First quarter                                 $3.00                $1.94
   Second quarter                                $3.50                $2.50
   Third quarter                                 $4.06                $2.38
   Fourth quarter                                $3.94                $3.00


(1) Restated for a 1 for 2 stock consolidation effective June 14, 1996.
The Company has not paid cash dividends on its common shares and does not intend to pay a cash dividend in the foreseeable future. The future ability of the Company to pay dividends is dependent on the realization of profits. The number of shareholders of record on June 30, 1996 (NOT INCLUDING STREET NAME) was approximately 504.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS

SALES AND REVENUES:

Net sales increased for fiscal 1996 by 25%. This sales increase was primarily due to increased sales of human blood plasma freezers and $400,000 for license fees.

COST OF SALES:

The decrease in cost of sales as a percent of sales from 63% in fiscal 1995 to 47% before license fees in fiscal 1996 is primarily attributable to increased production efficiencies as the Company increased inventory levels from approximately $1,014,000 in 1995 to $2,137,000 in 1996 and a 36%
increase in freezer sales which have a higher gross margin than other Company products.

The Company has sometimes used discount programs to induce customers to purchase the Company's freezers over competing freezers. The Company plans to continue these programs only as long as market conditions dictate such programs are necessary. The Company is not aware of any specific industry-wide practices utilizing discount programs.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses increased in fiscal 1996 by 28% from fiscal 1995. While general and administrative expenses increased in total dollars, they remained fairly constant at approximately 10% of revenues. This increase was due to increased salaries from temporary personnel.

SELLING AND MARKETING EXPENSES:

Selling and marketing expenses increased in fiscal 1996 by 42% from fiscal 1995. This increase was due to increased salaries from added personnel as sales volume increased.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses increased in fiscal 1996 by 195% from fiscal 1995. The increase was due to increases in development efforts for the CryoSeal<trademark> System, which harvests fibrinogen-rich cryoprecipitate from a donor's blood plasma, a blood component that is currently licensed by the FDA for the treatment of clotting protein deficient patients. FDA permission to market has been received for the DA-1 drop applicator and SA-1 spray applicator. Additionally, significant resources were dedicated to two BioArchive<trademark> Systems: (1) LN{2} BioArchive<trademark> System for the storage and preservation of biological samples, such as placental stem and progenitor cells, sperm cells and cell lines which require -196*C storage temperatures and (2) Vial BioArchive<trademark> System for the storage and preservation of 6 ml. vials of blood samples for the Japanese Red Cross. Field trials for the Vial BioArchive<trademark> System are expected to begin in Japan in October 1996 and filed trials for the LN{2} BioArchive<trademark> System are expected to begin in October 1996 at The New York Blood Center where 25 ml. Stem Cell donations sourced from placental blood will be stored in LN{2}. In conjunction with the development of the LN{2} BioArchive<trademark> System as an optimum storage system for placental stem and progenitor cells, the Company has also developed disposable containers for use in the system.

This increased activity created increased compensation expense, increased consulting expense, increased depreciation expense for state of the art computer equipment and increased purchases of supplies.
Currently the Company's primary R&D efforts are focused on ongoing product development, refinement, and preparation of FDA applications for the pipeline products shown in Table II on Page 4.

Management believes that product development and refinement is essential to maintaining the Company's market position. Therefore, the Company considers these costs as a continuing cost of doing business. No assurances can be given that the products or markets under development will be successful.

ISSUANCE OF STOCK OPTIONS FOR SERVICES:

The Company has recorded $60,000 of consulting expense for the issuance of stock options issued to Biovest at the market value on the date of grant for financial consulting services. While the $60,000 is a non-monetary transaction, the Company recorded the estimated fair value under generally accepted accounting principles. Biovest assists the Company in financial public relations and potential equity investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company consumed significant cash resources for operating activities since its formation in 1987 primarily in developing products and markets.

During fiscal 1994, the Company realized the benefits of its product and market developments. Freezer sales increased by 36% and plasma thawing equipment sales increased by 62% as the Company achieved profitable operations. During fiscal 1995 and 1996, the Company's sales continued to expand, growing by 24% and 25%, respectively. The Company began development of new generation products (see Research and Development expenses) and consumed more resources, which resulted in losses for fiscal 1995 and 1996. However, the Company continues to search for further funding and new products that may provide future growth opportunities and is currently evaluating financing options to provide working capital to fund expected growth in fiscal 1997. The Company has no significant outstanding capital commitments at June 30, 1996.

The Company does not require extensive capital equipment to produce or sell its current product. However, when significant capital equipment is required, the Company purchases from a vendor base or is pursuing strategic partners. Production of the Company's product is more labor intensive, and therefore, manufacturing capital expenditures have not been material during fiscal years 1995 and 1996. However, in expanding the Company's R&D efforts, the Company expended approximately $450,000 on state of the art design computer systems for its expanded engineering staff.

The Company is currently contemplating additional equity financing to fund research and development of five pipeline, class II products: (1) CryoSeal<trademark> System, (2) LN{2} and Vial BioArchive<trademark> Systems, (3) CryoFactor<trademark> System, (4) MicroSeal<trademark> System and (5) CryoPlatelet<trademark> System. There can be no assurances that adequate financing will be available on satisfactory terms, if at all.

On July 30, 1996, the Company entered into an agreement to issue up to $2,500,000 of common stock at market value less a 25% discount on the date invoices are converted to stock for manufacturing services provided by a vendor. While the Company can use this resource, it is not obligated to do so unless the product is required by the Company, its price is competitive and can be produced by the vendor in compliance with all required standards.

Working capital increased from $1,413,156 at June 30, 1995 to $3,620,939 at June 30, 1996 primarily due to equity investment and financing of fixed asset purchases. At its current operating level, management believes it has sufficient working capital to operate for the next twelve months.

Management does not believe that inflation has had a significant impact on the Company's results of operations.

ITEM 7.  FINANCIAL STATEMENTS.


                                                      Page

Report of Independent Auditors                         17

Balance Sheet at June 30, 1996                         18

Statements of Operations for the
  years ended June 30, 1996 and 1995                   20

Statements of Shareholders' Equity
  for the years ended June 30, 1996 and 1995           21

Statements of Cash Flows for the
  years ended June 30, 1996  and 1995                  22

Notes to Financial Statements                          23

                  REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
THERMOGENESIS Corporation


We have audited the accompanying balance sheet of THERMOGENESIS CORP. as of June 30, 1996, and the related statements of operations, shareholders' equity, and cash flows for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THERMOGENESIS CORP. at June 30, 1996 and the results of its operations and its cash flows for the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.


                                                  ERNST & YOUNG LLP



Sacramento, California
September 17, 1996

                                    THERMOGENESIS CORP.
                                       Balance Sheet
                                       June 30, 1996



ASSETS

Current assets:

  Cash and cash equivalents                           $1,243,079
  Accounts receivable, net of allowance
    for doubtful of $97,913                            1,441,148
  Inventory                                            2,137,198
  Net investment in sales-type leases                     31,882
  Prepaid expenses                                        44,177

       Total current assets                            4,897,484


  Equipment, at cost less accumulated
    depreciation of $312,307                            689,562

  Long-term net investment in sales-type leases          50,716

  Prepaid royalties, net of accumulated
    amortization of $332,733                            221,767

  Leased equipment, net of accumulated
    depreciation of $101,337                             20,228

  Other assets                                           57,383

                                                     $5,937,140

                                 See accompanying notes.

                                   THERMOGENESIS CORP.
                                 Balance Sheet (Cont'd)
                                      June 30, 1996


LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable and accrued liabilities                    $931,944
   Current portion of long-term capital lease obligations       124,050
   Accrued payroll and related expenses                         184,660
   Customer deposits                                             35,891

      Total  current liabilities                              1,276,545

 Deferred rent                                                    3,365

 Long-term   capital  lease  obligations                        282,919

 Commitments

 Shareholders' equity:
   Common stock, $.001 par value;
     25,000,000 shares authorized:
      12,708,967 issued and outstanding                         12,709
   Paid in capital in excess of par                         10,744,530
   Accumulated deficit                                      (6,382,928)

    Total  shareholders' equity                              4,374,311

                                                            $5,937,140

                            See accompanying notes.

                              THERMOGENESIS CORP
                            Statements of Operations
                        Years Ended June 30, 1996 and 1995
                                                    1996             1995
Net sales                                         $4,124,634       $3,311,880
Cost of sales                                      1,759,659        2,096,116

    Gross profit                                   2,364,975        1,215,764
Development  and distribution fees                    60,000          280,000

Expenses:
  General and administrative                         426,318          334,028
  Selling and marketing                            1,173,254          827,269
  Research and development                         1,317,330          446,780
  Issuance of stock options for services              60,000             -
  Interest                                            41,454             -

    Total expenses                                 3,018,356        1,608,077

Interest income                                       24,847           11,498

Other income                                             -             12,519
Net loss                                           ($568,534)        ($88,296)
Net loss per share                                    ($0.05)          ($0.01)
Shares used in computing
 net loss per share                               11,491,000       10,170,000

                              See accompanying notes.

                               THERMOGENESIS CORP
                            Statement of Cash Flows
                       Years Ended June 30, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents

                                                       1996           1995
Cash flows from operating activities:
 Net loss                                           ($568,534)      ($88,296)
 Adjustments to reconcile net loss to
  net cash provided (used) by operating activities:
   Depreciation and amortization                     190,356         162,811
   Issuance of stock options for services             60,000             -
   Net changes in operating assets and liabilities:
      Accounts receivable                           (790,908)        198,912
      Allowance for doubtful accounts                 25,000          14,458
      Investment in sales type leases                 39,593         (37,496)
      Inventory                                   (1,122,889)       (460,222)
      Prepaid expenses                               (34,466)         34,235
      Other assets                                   (39,096)            -
      Accounts payable and
        accrued liabilities                          419,013         199,514
      Accrued payroll and related
        expenses                                     129,314          (7,320)
      Customer deposits                               16,368         (34,156)
      Deferred revenue                               (60,000)         60,000
      Deferred rent                                  (11,091)         14,456
       Total adjustments                          (1,178,806)        145,192
  Net cash provided(used)by operating activities  (1,747,340)         56,896
Cash flows from investing activities:
  Capital expenditures                              (152,547)       (139,742)
  Sale of investment                                     -            45,000
  Investment in leased equipment                         -            (2,200)
     Net cash usedin investing activities           (152,547)        (96,942)
Cash flows from financing activities:
Principal payments on long-term lease obligations    (65,261)             -
  Issuance of common stock                         2,882,262          18,242
     Net cash provided by financing activities     2,817,001          18,242
Net increase(decrease) in cash and cash equivalents  917,114         (21,804)
Cash and cash equivalents at beginning of period     325,965         347,769
Cash and cash equivalents at end of period        $1,243,079        $325,965


                                   See accompanying notes.




                                    THERMOGENESIS CORP.
                               NOTES TO FINANCIAL STATEMENTS
                                      June 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

THERMOGENESIS CORP (the Company) was incorporated in Delaware on September 26, 1986. The Company designs and sells devices which utilize its proprietary thermodynamic technology for the processing of biological substances including the cryopreservation, thawing and harvesting of blood components (THERMOGENESIS Proprietary Technology). Currently, the Company is manufacturing six core line, FDA Class I thermodynamic devices which are being sold to the blood collection industry with FDA permission. Other potential applications for the technology include medical and pharmaceutical uses, and industrial applications. During fiscal 1988 through 1996, the Company has focused on refining product design of the core line products and developing a pipeline of five FDA Class II devices which utilize sterile disposable containers for processing of the blood components.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
INVENTORY

Inventory is stated at the lower of cost (first-in first-out basis) or market and consists of the following at June 30, 1996:


                Raw materials                                     $1,273,889
                Work in process                                        1,490
                Finished goods                                       861,819
                  Total                                           $2,137,198

                            THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Cont'd)
                               June 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)


EQUIPMENT

Depreciation is computed under the straight-line method over the useful lives of 3 to 10 years.

In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS is not expected to have a material impact on the Company's financial position or results of operations.

PREPAID ROYALTIES

Prepaid royalties are amortized on a straight line basis over an estimated useful life of 10 years.

NET INVESTMENT IN SALES-TYPE LEASE

The net investment in sales-type leases consists of the following at June 30, 1996:


        Total minimum lease payments receivable              $91,888
        Less unearned interest                                (9,290)

          Net investment in sales type leases                $82,598

                              THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                 June 30, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

INCOME TAXES

The liability method is used for accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company uses the flow-through method to account for income tax credits.

NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding.

SUPPLEMENTAL CASH FLOW INFORMATION

                                         Year ended                Year ended
                                        June 30, 1996             June 30, 1995

  Cash paid for state income taxes        $  -                       $1,600

  Cash paid for interest                  $41,454                    $  -

The Company incurred approximately $472,000 in capital lease obligations for the purchase of equipment during the year ended June 30, 1996.

                            THERMOGENESIS CORP
                  NOTES TO FINANCIAL STATEMENTS (Cont'd)
                               June 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

REVENUE RECOGNITION

Revenues from the sale of the Company's products are recognized at the time of shipment.

CREDIT RISK

The Company manufactures and sells thermodynamic devices principally to the blood component processing industry and performs ongoing evaluations of the credit worthiness of its customers. The Company believes that adequate provisions for uncollectible accounts have been made in the accompanying financial statements.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the intrinsic value method prescribed by APB 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for the Company in fiscal 1997. SFAS 123 allows companies the option of estimating and recognizing compensation cost under the provisions of APB 25, or alternatively, by estimating and recognizing stock-based compensation using a "fair value" based methodology. Under the fair value based method, compensation cost is estimated at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company anticipates that it will continue the use of the intrinsic value method for accounting for stock-based compensation, and accordingly, the adoption of SFAS 123 is expected to have a significant effect on the Company's financial condition or results of operations.

2. SHAREHOLDERS' EQUITY

On May 29, 1996, the Company's Board of Directors approved to amend the Certificate of Incorporation to decrease the number of authorized shares of common stock from 50,000,000 shares to 25,000,000 and to effect a one-for -two reverse stock split which was effective on June 14, 1996 to holders of record on June 14, 1996. All share and per share data have been restated for all periods presented to reflect the reverse stock split.

                               THERMOGENESIS CORP
                       NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                 June 30, 1996

2. SHAREHOLDERS' EQUITY (CONT'D)

COMMON STOCK

The Company completed a private placement of 2,200,000 common shares on December 9, 1995 and received $1,890,212 net of expenses. The placement consisted of 88 units. Each unit consisted of 25,000 common shares and 6,250 warrants to purchase common shares at $3.00 per share for six months. The Company filed a registration statement covering the shares issued within 90 days of completion of the offering as required by the terms of the financing.

WARRANTS

In conjunction with the above placement, warrants to purchase 550,000 common shares of the company at $3.00 per share were issued. At June 30, 1996, 326,250 warrants were exercised, 180,000 were exercised before the expiration date of July 31, 1996 and the remaining 43,750 warrants expired.

In conjunction with the placement of Series C Preferred stock in 1993, the placement agent, Paradise Valley Securities, received warrants to purchase 42,500 shares of the Company's common stock at $1.20 per share. The warrants expire in February 1998.

 STOCK OPTIONS

The Company has issued options to purchase shares of common stock pursuant to its Amended 1994 Stock Option Plan. These options are granted at prices which are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest rateable over a five year period. A summary of activity of the Plan follows:


                                            Number of

                         Available             Shares
                         for Grant           Outstanding        Price Per Share

Balance at June 30, 1994   255,000           945,000              $1.06-$2.70
Options cancel              67,500           (67,500)                   $2.70
Options exercised               -            (10,000)                   $1.06

Balance at June 30, 1995   322,500           867,500              $1.06-$2.70

Options granted           (606,000)          606,000              $1.64-$3.88
Options canceled           304,167          (304,167)             $1.06-$2.32
Options exercised               -             (5,000)                   $1.06
Balance at June 30, 1996    20,667         1,164,333              $1.64-$3.88



Options for 1,048,667 shares are exercisable at June 30, 1996.

                          THERMOGENESIS CORP
                    NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                 June 30, 1996

2. SHAREHOLDERS' EQUITY (CONT'D)

 STOCK OPTIONS (CONT'D)

On May 29, 1996, the Company issued options to purchase 100,000 common shares of the Company for consulting services. The exercise price is equal to the market value of $4.25 per share on the date of grant. Accordingly, the Company has recorded consulting expense recognizing the estimated fair value of the options of $60,000.

3. COMMITMENTS

PURCHASE AND ROYALTY COMMITMENTS

In July 1990 the Company acquired the THERMOGENESIS Proprietary Technology including but not limited to all patents, drawings, know-how, trademarks and trade names and prepaid all future royalties for a total consideration which was recorded at $554,500. This amount represents the present value of the future royalty payment obligation. The consideration was comprised of $50,000 cash, a 10% four year convertible note for $200,000 and 900,000 shares of the Company's common stock. The transaction has been accounted for as a prepayment of future royalties and is being amortized on a straight line basis over an estimated useful life of 10 years.

 OPERATING LEASES

The Company leases its manufacturing and research and development facilities, and its corporate, and sales and marketing facilities, pursuant to operating leases. The annual obligations under these leases are as follows:

                   1997        $101,976
                   1998          80,106
                   1999          52,860
                   2000          22,025
                               $256,967

                          THERMOGENESIS CORP
                    NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                 June 30, 1996

PURCHASE AND ROYALTY COMMITMENTS (CONT'D)

  OPERATING LEASES (CONT'D)

 Rent expense was $78,587 in 1996 and $53,560 in 1995.

 CAPITAL LEASES

The Company leases certain equipment under capital leases. As of June 30, 1996, the following amounts are included in equipment as assets under these capital leases:

       Cost                               $ 472,230
       Less: accumulated amortization        48,555
       Net assets under capital leases     $423,675

The future minimum lease payments under these capital leases along with the present value of the minimum lease payments as of June 30, 1996 are as follows:

       1997                                      $183,912
       1998                                       183,912
       1999                                       110,236
       2000                                        27,559
       2001                                        24,314
       Total minimum lease payments               529,933
       Less amount representing interest          122,964
       Present value of minimum lease payments    406,969
       Less: current portion of long-term capital
             leaseobligations                     124,050
       Long-term capital lease obligations       $282,919

                              THERMOGENESIS CORP
                    NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                 June 30, 1996
4. RELATED PARTY TRANSACTIONS

Transactions and balances with related party shareholders or companies owned in whole or in part by related party shareholders are as follows at June 30 and for the years then ended:


                                               1996                   1995

Marketing expense, salaries                  $99,536                  $123,277



5. MAJOR CUSTOMERS AND FOREIGN SALES

During the fiscal year ended June 30, 1996, sales to the American Red Cross regional centers, Asahi Medical Co. Ltd. Japan, Centeon, Melville
Biological and Hemotech Sa. represented 10%, 10%, 9%, 7%, and 7%, respectively of the Company's total revenues and export sales were 41% of total revenues. During fiscal 1995, sales to four major customers accounted for 10%, 5%, 4% and 3%, respectively and foreign sales were 55% of total revenues.

                          THERMOGENESIS CORP
                    NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                 June 30, 1996

6. DEVELOPMENT AND DISTRIBUTION FEES

In July 1993, the Company exclusively licensed to the newly formed blood division of the Stryker Corporation the rights to market and distribute the Company's proprietary system for the intraoperative harvesting of autologous fibrinogen-rich cryoprecipitate (now called the CryoSeal<trademark> System) for use as a hemostatic agent and tissue sealant for which the Company had applied for a patent. In fiscal 1994, the Company received a development fee of $250,000 payable over twelve months and a royalty agreement payable on all sales of equipment and associated disposable products. As the system was still in the prototype stage there were no sales of the product by Stryker.

In January 1994, the Company and Stryker filed for FDA 510K permission to utilize the fibrinogen rich cryoprecipitate harvested by the system for surgical hemostasis and as a tissue adhesive. Subsequently, the FDA declined to approve the autologous fibrinogen-rich cryoprecipitate sourced from the system for the claims requested in the 510K application.

By September, 1995, Stryker decided to dissolve their Blood Division and agreed to terminate their license agreement with the Company and to provide the Company all of their prototypes and documentation for the
CryoSealant<trademark> device and disposables for a 7% royalty which declines over time. No royalties have been paid to date under the new agreement.

On September 12, 1996, after an intensive year long engineering development to improve the manufacturability and performance of the CryoSeal system, the Company filed an amended 510K with the FDA as a system for the rapid automated preparation of cryoprecipated AHF.

SALE OF DISTRIBUTION RIGHTS FOR BIOARCHIVE FREEZER SYSTEM

In June 1995, the Company sold the Japanese distribution rights to LN2 BioArchive<trademark> System and the Vial BioArchive<trademark> System to Daido-Hoxan, Japan for $350,000. Of the $350,000, $280,000 was received at the time of signing the agreement and is non-refundable, and $70,000 was due when the Company delivered a prototype of the Vial BioArchive<trademark> System. The Company has recognized $280,000 of revenue and offset $10,000 in expenses in fiscal 1995 and recognized $60,000 of revenue in fiscal 1996.

                       THERMOGENESIS CORP
                  NOTES TO FINANCIAL STATEMENTS (Cont'd)
                               June 30, 1996

7. SALE OF  LICENSE RIGHTS FOR CRYOSEALANT SYSTEM

In June 1996, the Company entered into an exclusive manufacturing and distribution agreement for the territory of Japan for the CryoSealant<trademark> System with Asahi Medical Co., Ltd., of Japan, a division of Asahi Chemical. Asahi Medical is a leading supplier of artificial kidneys, blood purification systems and leukocyte removal systems. Under the terms of the agreement, Asahi will manufacture the CP-1 disposable processing container, purchase the CS-1 device and SA-1 and DA-1 surgical applicators from the Company, and market the CryoSealant<trademark> system in Japan. The Company received a $400,000 license fee, a commitment from Asahi to purchase the CryoSealant<trademark> system and related fibrin applicators from the Company and a 10% royalty on the sale of the CP-1 container. The Company has recognized $400,000 of revenue for the license fee in fiscal 1996.

8. INCOME TAXES

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rates (34%) to income tax expense is as follows:
                                          JUNE 30, 1996         JUNE 30, 1995
 Statutory federal income benefit          $ (197,000)             $(30,000)
 Net operating loss with no tax benefit       197,000                30,000
     Total federal income tax              $    -                  $      -

At June 30, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $5,882,000 and $2,519,000 respectively, that are available to offset future income. The loss carryforwards expire between the years 1998 and 2011 for federal and state income tax purposes.

At June 30, 1996, the Company has research and experimentation credit carryforwards of approximately $63,000 for federal tax purposes that expire between the years of 2002 and 2008 and $39,000 for state income tax purposes that do not have an expiration date.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of June 30, 1996 and June 30, 1995 are as follows:
                                             JUNE 30, 1996       JUNE 30, 1995
  Deferred tax assets:
    Net operating loss carryforwards             $2,154,000        $1,963,000
    Research credits                                102,000            75,000
    Other                                           137,000            87,000
        Total deferred taxes                      2,393,000         2,125,000
   Valuation allowance for deferred tax assets   (2,393,000)       (2,125,000)
         Net deferred taxes                      $      -          $      -

                           THERMOGENESIS CORP
                  NOTES TO FINANCIAL STATEMENTS (Cont'd)
                               June 30, 1996


8. INCOME TAXES (CONT'D)

Because of the "change of ownership" provisions of the Tax Reform Act of 1988, a portion of the Company's federal net operating loss and credit carryovers may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company expects that this limitation should not have a material adverse effect on the Company's ability to utilize the net operating loss and credit carryovers prior to the expiration of the carryover periods.

9. SUBSEQUENT EVENTS

On July 30, 1996, the Company entered into an agreement with On-Time Corporation, Inc. a current vendor, to produce up to $2,500,000 of product for the Company. Under the terms of the agreement, On-Time can elect to receive payment in restricted common stock of the Company at a 25% discount from the market price on the date the election to receive stock is made. If under the terms of the agreement On-Time elects to receive stock, the Company will, in accordance with generally accepted accounting principles, record the 25% discount from market price as additional costs for inventory. On July 30, 1996, On-Time elected to convert $225,000 of existing payables from the Company to common stock. The Company is not obligated to purchase product that is not required or at a price that is not competitive and built to all required standards.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants or disagreements as to any accounting and/or financial disclosure.

                                 PART III

ITEM  9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND  CONTROL  PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information called for in Item 9 is incorporated by reference from the definitive proxy material of the Company to be filed in connection with its January 7, 1997, annual Meeting of Shareholders.

ITEM 10.  EXECUTIVE COMPENSATION

The information called for in Item 10 is incorporated by reference from the definitive proxy material of the Company to be filed in connection with its January 7, 1997, Annual Meeting of Shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for in Item 11 is incorporated by reference from the definitive proxy material of the Company to be filed in connection with its January 7, 1997, Annual Meeting of Shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

The information called for in Item 12 is incorporated by reference from the definitive proxy material of the Company to be filed in connection with its January 7, 1997, Annual Meeting of Shareholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits listed on the accompanying index to exhibits are filed as part of this Form10-KSB. See page 43.

(b)  Reports on Form 8-K

     Form 8-K filed on May 29, 1996; Agreement Between Asahi Medical and THERMOGENESIS CORP

                          THERMOGENESIS CORP

                            Index to Exhibits

Exhibit        Description
- -------   --------------------------------                          ----
  3.1     (a) Amended and Restated Certificate of Incorporation  ... (5)
          (b) Bylaws                                             ... (5)
  10      (a) Letter of Agreement between Liquid Carbonic, Inc.
              Canada and THERMOGENESIS CORP.                     ... (2)
          (b) Letter of Agreement between Fujitetsumo USA and
              THERMOGENESIS CORP.                                ... (2)
          (c) Letter of Agreement between Fujitetsumo Japan and
              THERMOGENESIS CORP.                                ... (2)
          (d) License Agreement between Stryker Corp. and
              THERMOGENESIS CORP.                                ... (7)
          (e) Lease of Office and Mfg. Space                     ... (5)
          (f) Executive Development Agreement and Distribution
              Agreement between THERMOGENESIS CORP. and
              Daido-Hoxan, Inc.                                  ... (4)
          (g) Administrative Office lease                        ... (8)
          (h) Employment Agreement for Philip H. Coelho               *
          (i) Employment Agreement for Charles Griffiths              *
          (j) Employment Agreement for Walter J. Ludt, III            *
 23.1     Consent of Ernst & Young, LLP                               +
 27.1     Financial Data Schedule                                     *

footnotes to index

(2) Incorporated by reference to Registration Stmt. No. 33-37242 of THERMOGENESIS CORP. filed on Feb. 7, 1991.

(3)  Incorporated by reference to Form 8-K for July 19, 1993.

(4)  Incorporated by reference to Form 8-K for June 9, 1995.

(5)  Incorporated by reference to Form 10-KSB for the year ended June 30, 1994.

(6)  Incorporated by reference to Form 10-KSB for the year ended June 30, 1995.

(7)  Incorporated by reference to Form 8-K for September 27, 1995.

(8)  Incorporated by reference to Form 10-QSB for the quarter ended 12-31-95.

 *   Filed herewith.

 +   Contained as part of this report.

                                                               EXHIBIT 23.1



                      CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-08661) pertaining to the THERMOGENESIS CORP. Amended 1994 Stock Option Plan and in the Registration Statements (Form S-3 No. 333-1479 and No. 33-63676) of THERMOGENESIS CORP. and in the related prospectus of our report dated September 17, 1996, with respect to the financial statements of THERMOGENESIS CORP. included in this Annual Report (Form 10-KSB) for the year ended June 30, 1996.


                                                          ERNST & YOUNG LLP


Sacramento, California
September 26, 1996

                      THERMOGENESIS CORP.
                                Signatures

In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMOGENESIS CORP.

s/ Philip H. Coelho
   By: Philip H. Coelho, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  s/ Philip H. Coelho                   Dated Sept. 20, 1996
       Philip H. Coelho, Chief Executive
       Officer and Chairman of the Board
       (Principal Executive Officer)

By: s/ Walter J. Ludt, III                  Dated Sept. 20, 1996
       Walter J. Ludt, III
       (Principal Financial and Principal
       Accounting Officer, and Director)

By: s/ Noel Atkinson                        Dated Sept. 20, 1996
       Noel Atkinson, Director

By: s/ Charles Griffights                   Dated  Sept. 20, 1996
       Charles Griffiths, Director


By: s/ S.V. Engler                          Dated Sept. 20, 1996
     S.V. Engler, Director