Form 10KSB/A
period 1996-06-30
THERMOGENESIS CORP
filed 1996-10-28
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                               FORM 10-KSB/A-1

[X]Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1996

                      Commission File Number:  0-16375

                                  THERMOGENESIS CORPORATION
               (Exact name of Registrant as specified in its charter)

             DELAWARE                           94-3018487
   (State or other jurisdiction      (I.R.S. Employer
   of incorporation or organization)    Identification No.)

       11431 SUNRISE GOLD, STE. A, RANCHO CORDOVA, CA          95742
           (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code:(916) 638-8357

Securities registered pursuant to section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act: Common Stock, $.001 Par Value Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

[X]  Check if there is no disclosure of delinquent filers  in  response  to
Item 405 of Regulation SB, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of the Form 10KSB.

Issuer's revenues for its most recent fiscal year were $4,124,634.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $47,805,593 as of June 30, 1996.

The Registrant had 12,898,967 shares of common stock outstanding on September 23, 1996.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                  PART III

ITEM  9.DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following is the business background for the previous five years for the officers and directors of Thermogenesis Corp. (the "Company"):

NOEL K. ATKINSON, Director since 1989, has been engaged successfully in general real estate brokerage and development since 1946. After retiring in 1979, Mr. Atkinson accepted selected consulting engagements until 1985 when he founded a venture capital firm. His venture capital firm was a founding investor in the Company and Ovutec, Inc. Mr. Atkinson also was a founder and investor in the media with KCHH radio station in Northern California. Mr. Atkinson completed five years of university level upper and lower division courses in the field of structural engineering and architecture at the University of Washington.

PHILIP H. COELHO, Director since 1986, was named President of the Company on September 1, 1989. Prior to becoming President he was Vice President and Director of Research, Development and Manufacturing since October 1, 1986. Mr. Coelho was President of Castleton, Inc. from October, 1983 until December 31, 1986. Castleton developed and previously licensed the Insta Cool Technology to the Company. Mr. Coelho has a Bachelor of Science degree in Mechanical Engineering from the University of California, Davis.

S.V. ENGLER, Director since 1992, was formerly the Senior Vice President of Marketing of Liquid Carbonic, Inc. Canada, a subsidiary of CBI, the world's largest supplier of commercial carbon dioxide, a position he held since 1983. Mr. Engler joined Liquid Carbonic in May 1961 and has worked in the areas of engineering, sales and marketing and management positions. When Liquid Carbonic, Inc. was acquired in 1996, Mr. Engler became a consultant. Mr. Engler's experience is primarily in the area of food chilling and freezing and he holds several patents and has several patents pending in this area. He graduated with a Bachelor of Science Degree in Mechanical Engineering from Queens University in Kingston, Ontario, Canada.

CHARLES DE B. GRIFFITHS, Director since 1989, became the Company's Director of International Sales in January 1990, and was appointed Vice-president Marketing and Sales in 1993. He is a Chartered Accountant and holds a degree in Economics from the University of Manchester, UK. From January 1980 until December 1987 he had been the Managing Director of a number of successful overseas manufacturing subsidiaries of the Cloride Group, including a $25,000,000 joint venture with the government of Egypt which he steered to profitability in its first year of operation. In his last appointment with Cloride he was in charge of the Scandinavian manufacturing operations based in Denmark and was concurrently responsible for all European automotive marketing activities. Mr. Griffiths is an internationally oriented businessman with appropriate experience in industrial marketing and manufacturing enhanced by studies at Harvard and Cranfield Business Schools. He conducted a consulting practice in the United Kingdom from January 1988 until December 1989.

WALTER J. LUDT, III, Director since 1996, rejoined the Company as its Chief Operating Officer and Vice President in February 1995, and was appointed Chief Financial Officer in 1996. From March 1994 until February 1995, Mr. Ludt was a consultant (acting Chief Financial Officer) to the Omohundro Company, a manufacturer of state of the art carbon fiber spars for sail boats, where he was instrumental in raising $5,000,000 in capital and restructuring $2,500,000 in bank debt. From June 1992 to February 1994, Mr. Ludt was Vice President and Chief Financial Officer of Protel Technology, a developer and marketer of sophisticated EDA software. Prior to June 1992, Mr. Ludt was a Director, Chief Financial Officer, and Secretary of the Company. Mr. Ludt holds a Bachelor of Science Degree in Business/Accounting from California State University at Long Beach.

Each director serves for a one year term or until his successor is duly nominated and elected. Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board. Messrs. Coelho, Ludt and Griffiths have entered into employment agreements with the Company which expire in June 1999. There is no family relationship between any of the officers and directors. None of the officers or directors have been involved in any legal proceedings within the past five years which are material to an evaluation of his ability or integrity.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934:

Based solely upon the review of Forms 3, 4, and 5 as files with the Company, directors and officers of the Company timely file such reports under section 16(a) of the Securities and Exchange Act of 1934.


ITEM 10:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid for the past three years for all services rendered by Philip H. Coelho, the President and Chief Executive Officer of the Company, and Charles de B. Griffiths, the Company's Vice-President of Sales and Marketing. No other executive officers of the Company received total annual salary in 1996 in an amount exceeding $100,000.

                        SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                                                   OTHER ANNUAL
NAME AND PRINCIPAL                                                 COMP.          RESTRICTED STOCK  OPTIONS GRANTED
POSITION                  YEAR     SALARY                BONUS                    AWARD(S)
Philip H. Coelho,         1994     $106,795             $0         $15,000{(1)}   $0                  -0-
President,  and Chief
Executive Officer
                          1995     $110,000             $0         $27,296{(2)}   $0                  -0-

                          1996     $110,000             $0         $27,296{(3)}   $0                   250,000


{(1)} Represents payments of $7,200 annual automobile allowance and $7,800 in accrued vacation pay.

{(2)} Represents payments of $7,200 annual automobile allowance and $20,096 in accrued vacation pay.

{(3)} Represents payments of $7,200 annual automobile allowance and $20,096 in accrued vacation pay.

OPTION GRANTS IN THE LAST FISCAL YEAR

The Company's compensation committee granted replacement options to certain of its officers to compensate for those officers entering into a lock-up agreement during financing in the 1996 fiscal year. As a result of the lock-up agreement, significant options exercisable at $.53 per share expired, and replacement options exercisable at $2.125 per share were granted. The following table sets forth the individual grant of options to officers of the Company during the year ended June 30, 1996, and all option grants and values have been adjusted to reflect the one-for-two stock consolidation effected by the Company on June 14, 1996.

                         INDIVIDUAL GRANTS
Name            Number of         %  of total Options        Exercise Price
Expiration
                Options Granted      Granted to Employees        Date
                                 In Fiscal Year
_____________________________________________________________________________

Philip Coelho    50,000          9.40%              $4.50         5/29/01
                200,000         37.65%              $2.125       10/23/01

Walter Ludt      50,000          9.40%              $3.00         8/01/00
                 50,000          9.40%              $4.50         5/29/01
                100,000         18.82%              $2.125       10/23/01

Charles Griffiths 100,000            18,82%          $2.125      10/23/01
_____________________________________________________________________________

No other options were granted to any other officer or director during the fiscal year ended June 30, 1996, with the exception of the automatic award of 12,500 options to each outside director acting on the Compensation Committee and administering the Company's Amended 1994 Stock Option Plan (the 1994 Plan) as provided under the 1994 Plan, and no officers or directors exercised any options during that year.


AGGREGATED OPTION EXERCISES IN LAST FISCAL  YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table sets forth director options exercised and option values for fiscal year 1996, as adjusted for the Company's one-for-two stock consolidation effected June 14, 1996, for all of the Company's directors.

                                                  Number of options Value of Unexercised
                    Shares                            at FY end       Options at FY End
                    Acquired       Value            Exercisable/        Exercisable/
                    Exercised  or  Realized         Unexercisable     Unexercisable (1)
NAME
Noel K. Atkinson                                   62,500                $ 99,625
                    -              -                         --          $   -0-

Philip H. Coelho                                  425,000{(2)}           $786,188
                    -              -                         --          $   -0-

S.V. Engler                                        87,500                $ 143,938
                    -              -                         --          $    -0-

Charles de B.                                     225,000{(3)}           $467,813
Griffiths           -              -                        --           $    -0-

Walter Ludt, III                                  183,333{(4)}           $262,500
                    -              -                      16,667         $ 21,875


{(1)}Based on June 28, 1996 year end closing bid price of $4.3125 per share.
{(2)}Options to acquire 200,000 shares at $.53 per share (pre stock consolidation) expired in November 1995 and are not included in the table. {(3)}Options to acquire 100,000 shares at $.53 per share (pre stock consolidation) expired in November 1995 and are not included in the table. {(4)}Options to acquire 100,000 shares at $.53 per share (pre stock consolidation) expired in November 1995 and are not included in the table.


COMPENSATION OF DIRECTORS

All directors who are not employees of the Company are paid a meeting fee of $300 per meeting attended in person. In addition, members of the Board's Stock Option and Compensation Committee receive options to purchase 12,500 shares of common stock upon completion of each full year of service on such Committee.


EMPLOYMENT CONTRACTS

In June 1996, the Company and Mr. Coelho entered into a new employment agreement whereby Mr. Coelho agreed to serve as President and Chief Executive Officer and receive compensation equal to $160,000 per year and a $800 per month automobile allowance, subject to annual increases as may be determined by the Board of Directors. The employment agreement may be terminated by Mr. Coelho or by the Company with or without cause. In the event Mr. Coelho is terminated by the Company without cause, Mr. Coelho will be entitled to receive severance pay equal to the greater of six months of his annual salary or the remaining term of the agreement. In addition, the employment agreement provides that in the event Mr. Coelho is terminated other than "for cause" upon a change of control, Mr. Coelho shall be paid an amount equal to three times his annual salary. The phrase "change of control" is defined to include (i) the issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, or (iii) the acquisition of the Company in a merger or other business combination. The employment agreement expires, by its terms, in June 1999.


In June 1996 the Company and Charles de B. Griffiths entered into a new employment agreement whereby Mr. Griffiths agreed to serve as Vice-President of Marketing and receive compensation equal to $120,000 per year and a $750 per month car allowance, subject to annual increases as may be determined by the Board of Directors. The employment agreement may be terminated by Mr. Griffiths or by the Company with or without cause. In the event Mr. Griffiths is terminated by the Company without cause, Mr. Griffiths will be entitled to receive severance pay equal to the greater of six months of his annual salary, or the remaining term of the agreement. In addition, the employment agreement provides that in the event Mr. Griffiths is terminated following a change of control, Mr. Griffiths shall be paid an amount equal to three times his annual salary. The phrase "change of control" is defined to include (i) the issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, or (iii) the acquisition of the Company in a merger or other business combination. The employment agreement expires, by its terms, in June 1999.


In June 1996 the Company and Walter J. Ludt, III entered into an employment agreement whereby Mr. Ludt agreed to serve as Chief Operating Officer and Chief Financial Officer and receive compensation equal to $120,000 per year and a $750 per month car allowance, subject to annual increases as may be determined by the Board of Directors. The employment agreement may be terminated by Mr. Ludt or by the Company with or without cause. In the event Mr. Ludt is terminated by the Company without cause, he will be entitled to receive severance pay equal to the greater of six months of his annual salary, or the remaining term of the agreement. In addition, the employment agreement provides that in the event Mr. Ludt is terminated following a change of control, he shall be paid an amount equal to three times his annual salary. The phrase "change of control" is defined to include (i) the issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, or (iii) the acquisition of the Company in a merger or other business combination. The employment agreement expires, by its terms, in June 1999.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the persons serving on the Board of Directors and certain information with respect to those persons.

                                Director Since Common Stock        Percent
Nominee             Age                        Ownership{(1)}      Ownership

Philip H. Coelho    53          1986           584,500{(2)}        4.39%

Charles de B.
Griffiths           45          1989           507,500{(3)}        3.87%

Sid V. Engler       55          1992                                *  %
                                                87,500{(4)}
Noel K. Atkinson    76          1989                               2.06%
                                               266,853{(5)}
Walter J. Ludt      53          1996           200,000{(6)}        1.53%

Officers and
Directors as a                                1,646,353           11.85%
Group (6)

Footnotes to Table

 *Less than 1%.

(1)For computation purposes, the ownership includes only options exercisable, as adjusted for the June 14, 1996 one-for-two stock consolidation, on or before June 30, 1996 and the total outstanding includes shares assumed exercised for percentage ownership computation.

(2)Includes rights to purchase 175,000 Common Shares at $2.32 per share, 200,000 Common Shares at $2.125 per share pursuant to stock options granted December 31, 1993, and October 23, 1995, respectively, and 50,000 common shares at $4.25.

(3)Includes rights to purchase 125,000 Common Shares at $2.32 per share and 100,000 Common Shares at $2.125 per share pursuant to stock options granted December 31, 1993 and October 23, 1995, respectively. Also includes 257,500 Common Shares held by the Beuford Trust for the benefit of Mr. Griffiths. Although he is the beneficiary of the trust, Mr. Griffiths has no voting or dispositive power over the 257,500 shares held in trust.

(4)Includes rights to purchase 25,000 Common Shares at $2.62 per share and 50,000 Common Shares at $2.32 pursuant to stock options granted July 26, 1991 and December 31, 1993, respectively, and the right to purchase 12,500 Common Shares at $4.50 per share pursuant to stock options granted on May 29, 1996.

(5)Includes 88,354 shares of common stock registered in the name of a living trust established by Mr. Atkinson. Also includes rights to purchase 50,000 shares at $2.32 per share pursuant to stock options granted on December 31, 1993, and the right to purchase 12,500 Common Shares at $4.50 per share pursuant to stock options granted on May 29, 1996.

(6)Includes rights to purchase 100,000 Common Shares at $2.125 per share pursuant to stock options granted in October 1995, and rights to purchase 50,000 shares at $4.50 per share pursuant to stock options granted on May 29, 1996, and rights to purchase 50,000 Common Shares at $3.00 per share pursuant to stock options granted pursuant to employment in 1995.


ITEM 12.  CERTAIN RELATED TRANSACTIONS

There were no related party or interested party transactions involving the Company during the fiscal year ended June 30, 1996, or from that date to the date of this proxy statement.

                             THERMOGENESIS CORP.

                                  Signatures


In accordance with section 13 or section 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THERMOGENESIS CORP.



___________________________________          Dated: October 25, 1996
By: Philip H. Coelho,
President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



________________________________________     Dated: October 25, 1996
By: Philip H. Coelho,
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)



_________________________________________    Dated: October 25, 1996
By: Walter J. Ludt, III
Chief Operating Officer
(Principal Operating Officer)



3