Form 10-Q
period 1996-09-30
THERMOGENESIS CORP
filed 1996-11-15
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                           FORM 10-Q


   X  Quarterly Report Under Section 13 or 15(d) of the Securities  Exchange
                                 Act of 1934

             For the quarterly period ended SEPTEMBER 30, 1996


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__




The issuer had 14,626,622 shares of common stock outstanding on November
11, 1996.

                            THERMOGENESIS CORP.


                                   INDEX


PART I

     Condensed Financial Statements (Unaudited):

PAGE NUMBER

          Condensed Balance Sheets at September
                    30, 1996 and June 30, 1996         2

        Condensed Statements of Operations
        for the Three Months ended
                     September 30, 1996 and 1995       4

        Condensed Statements of Cash Flows
        for the Three Months Ended September
                    30, 1996 and 1995                  5

        Notes to Condensed Financial Statements        6

   Management's Discussion and Analysis of
   Financial Condition and Results of Operations       8

PART II

        Item 6. Exhibits and Reports on Form 8-K.     10


SIGNATURES                                            11

                                                    THERMOGENESIS CORPORATION
                                                      Condensed Balance Sheet
                                                (Unaudited)
                                                                   September         June 30,
                                                                      30,
ASSETS                                                               1996              1996

Current assets:
 Cash and cash equivalents                                          $393,692        $1,243,079
 Accounts receivable, net of allowance for
 doubtful accounts of $97,913 ($97,913 at June 30, 1996)           2,471,057         1,441,148
 Inventory                                                         2,469,467         2,137,198
 Net investment in sales-type leases                                  23,895            31,882
 Prepaid expenses                                                    181,653            44,177
      Total current assets                                         5,539,764         4,897,484

Equipment, at cost less accumulated depreciation
  of $370,456 ($312,307 at June 30, 1996)                            721,655           689,562
Long-term net investment in sales-type leases                         48,888            50,716
Prepaid royalties, net of accumulated amortization
  of $351,596 ($332,733 at June 30, 1996)                            207,904           221,767
Leased equipment, net of accumulated depreciation
  of $106,322 ($101,337 at June 30, 1996)                             16,254            20,228
Other assets                                                          56,738            57,383
                                                                   $6,591,203        $5,937,140
                                         See accompanying notes.

                                                THERMOGENESIS CORPORATION
                                         Condensed Balance Sheet (Cont'd)
                                                (Unaudited)
                                                            September 30,         June 30,
                                                                1996                1996
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                    $919,435           $931,944
   Current portion of long-term capital lease obligations       125,166            124,050
   Accrued payroll and related expenses                         219,145            184,660
   Customer deposits                                             34,514             35,891
        Total current liabilities                             1,298,260          1,276,545

Deferred rent                                                     1,329              3,365
Long-term capital lease obligations                             268,041            282,919
Commitments

Shareholders' equity:
   Common stock, $.001 par value;
      50,000,000 shares authorized:
      13,059,560 issued and outstanding
      (12,708,967 at June 30, 1996)                              13,060             12,709
   Paid in capital in excess of par                          11,761,325         10,744,530
   Accumulated deficit                                       (6,750,812)        (6,382,928)
       Total shareholders' equity                             5,023,573          4,374,311
                                                               $6,591,203         $5,937,140
                                                  See accompanying notes.

                                                                  THERMOGENESIS CORPORATION
                                      Condensed Statements of Operations
                                                (Unaudited)
                                                                   Three Months Ended
                                                     September 30, 1996    September 30, 1995


Net sales                                                     $1,697,596           $851,903
Cost of sales                                                    973,965            443,535
  Gross profit                                                   723,631            408,368

Expenses:
 General and administrative expense                              131,254             84,307
 Selling and marketing expense                                   364,380            169,121
 Research and development expense                                568,735            155,214
 Issuance of stock options for services                           14,000               --
 Interest expense                                                 21,239              2,936
         Total expenses                                        1,099,608            411,578

Interest income                                                    8,093              2,823
Net loss                                                       ($367,884)           ($3,323)
Net loss per share                                                ($0.03)            ($0.00)
Shares used in computing
  net loss per share                                          12,997,000         10,177,500
                                                 See accompanying notes.

                            THERMOGENESIS CORPORATION
                              Statements of Cash Flows
                     Three Months Ended September 30, 1996 and 1995
                   Increase and Decrease in Cash and Cash Equivalents


                                                       1996             1995
Cash flows from operating activities:
  Net loss                                           ($367,884)         ($387)
  Adjustments to reconcile net loss to
    net cash provided (used) by
    operating activities:
      Depreciation and amortization                     76,631         36,655
    Issuance of stock options for services              14,000           --
    Net changes in operating assets and liabilities:
       Accounts receivable                          (1,029,909)      (140,238)
       Investment in sales type leases                   9,815          8,768
       Inventory                                      (332,269)         79,872
       Prepaid expenses                               (137,476)        (11,723)
       Accounts payable and
         accrued liabilities                           (12,509)       (112,893)
       Accrued payroll and related expenses             34,485          48,963
       Customer deposits                                (1,377)            402
       Deferred revenue                                    --          (21,700)

       Deferred rent                                    (2,036)         (1,059)
          Total adjustments                         (1,380,645)       (112,953)
    Net cash used by operating activities           (1,748,529)       (113,340)

Cash flows from investing activities:
  Capital expenditures                                  (90,242)          --
  Net cash used in investing activities                 (90,242)          --

Cash flows from financing activities:
   Principal payments on long-term lease obligations    (13,762)       (19,175)

   Issuance of common stock                            1,003,146           --

   Net cash provided (used) by financing activities      989,384       (19,175)

Net decrease in cash and cash equivalents               (849,387)     (132,515)
Cash and cash equivalents at beginning of period       1,243,079       325,965

Cash and cash equivalents at end of period              $393,692      $193,450


                                          See accompanying notes.

                                  THERMOGENESIS CORP.
                             Notes to Condensed Financial
                                       Statements
                                  September 30, 1996
                                     (Unaudited)

1. Interim Reporting.

These Condensed Financial Statements should be read in conjunction with the Company's Annual Report (Form 10-KSB) for the year ended June 30, 1996. In the opinion of management, all adjustments (which consist of only normally recurring adjustments) necessary for a fair presentation of the condensed financial statements have been made. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out) or market and consist approximately of the following:

                                            September 30,        June 30,
                                                1996               1996
Raw materials                              $  1,606,158     $    1,273,889
Work in process                                  51,490              1,490
Finished goods                                  811,819            861,819
Total                                       $ 2,469,467        $ 2,137,198

NET INVESTMENT IN SALES TYPE LEASES

The net investment in sales type leases consists of the following:

                                            September 30,         June 30,
                                                 1996              1996

Total minimum lease payments receivable        $79,517           $  91,888
Less unearned interest                          (6,734)             (9,290)
Net investment in sales type leases           $ 72,783           $  82,598

                            THERMOGENESIS CORP.
             Notes to Condensed Financial Statements (Cont'd)
                            September 30, 1996
                                (Unaudited)

EQUITY

During the quarter ended September 30, 1996, the Company issued 132,487 shares of common stock for manufacturing services from a vender. The Company recorded these transactions at the estimated fair value on the date of the transaction.

On July 31, 1996, the Company issued options to purchase 200,000 shares of the Company's common stock for consulting services from key advisors in the product area of CryoSeal. The exercise price is equal to the fair market value as determined by the closing bid price for the Company's common stock as quoted by the Nasdaq SmallCap market on the date of grant. Accordingly, the Company has recorded consulting expense recognizing the estimated fair value of the options of $120,000.

Subsequent Events

The Company completed a minimum equity offering of units in a private placement and had an initial closing from that equity offering on November 1, 1996, in which it received gross proceeds of $4,417,873 (before costs of the offering). The proceeds from the initial closing were received from the sale of 783,834 units at $6.00 per unit. Each unit consisted of two shares of common stock and a seven year warrant representing the right to acquire one additional share of common stock at an exercise price of $3.885 per share. The Company anticipates a final closing of the offering prior to November 30, 1996.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operation
          for the Three Months Ended September 30, 1996 and 1995

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS

SALES AND REVENUES:

Net sales increased for the three months ended September 30, 1996 by approximately 99% from the 1995 quarter ended September 30, 1995. Sales increased primarily due to increased shipments of the Company's human blood plasma freezer to a key customer who placed an order for approximately $3,900,000.

Cost of sales as a percent of sales for the three months ended September 30, 1996 was approximately 57% as compared to 53% for the corresponding 1995 period. The increase in cost of sales as a percent of sales was due to greater than expected manufacturing and startup costs associated with the production of a new freezer for the above mentioned order. The Company is working to reduce these costs in future periods over which the order is spread.

General and administrative expenses for the three months ended September 30, 1996 increased by 56% from the corresponding period in 1995. The year to date increase was due to expanded staff and facilities.

Selling and marketing expenses for the three months ended September 30, 1996 increased by 115% over the corresponding period in 1995. Expenses increased due to added personnel, additional facilities and related operating expenses. These increased expenses are intended to upgrade and prepare sales, marketing and customer service personnel and systems for new products nearing completion of research and development.

Research and development expenses for the three months ended September 30, 1996, increased by 266% over the corresponding 1995 period. The increase was due to accelerated research and development of three programs: (i) BioArchive System: a computerized human blood plasma sample storage and retrieval system, (ii) N{2} BioArchive System: a computerized liquid nitrogen biological storage and retrieval system and (iii) CryoSeal{TM}: a system that converts a surgical patient's blood plasma into an autologous tissue sealant and hemostatic agent. Management believes that research and development is essential to maintaining the Company's market position. Therefore, the Company considers such costs a continuing cost of doing business.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operation
      for the Three Months Ended September 30, 1996 and 1995 (Cont'd)



ISSUANCE OF STOCK OPTIONS FOR SERVICES:

During the quarter ended September 30, 1996, the Company recorded $120,000 of consulting expense for issuance of stock options issued to two key advisors in the product area of CryoSeal. The options are exercisable at the fair market value as determined by the closing bid price for the Company's common stock as quoted by the Nasdaq SmallCap market on the date of grant. While the $120,000 is a non-monetary transaction, the Company has recorded the estimated fair value of the options under generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

During the quarters ended September 30, 1995 and 1996, the Company had consumed cash resources for operating activities. These resources were primarily used to fund increases in accounts receivable the net loss resulting from marketing activities and product development.

Working capital increased by $620,565 from the first quarter of 1996. The increase was primarily due to the issuance of common stock upon the conversion of warrants which was offset by increases in accounts receivable, increases in inventory and operating losses primarily due to new product development.

The Company does not believe that inflation has a significant impact on the Company and believes it can pass any cost increases due to inflation on to the customer.

The Company believes it has sufficient resources to continue to operate for the next twelve months.

At September 30, 1996, the Company has no significant outstanding capital commitments.

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


                                  THERMOGENESIS CORP.
                                  (Registrant)


Dated October 13, 1996

                            Walter J. Ludt, III

                       Walter J. Ludt, III,
                       Chief Financial Officer (Principal Financial and Accounting Officer)


                            Philip H. Coelho

                                  Philip H. Coelho,
                                  President and Chief Executive Officer
                       (Principal Executive Officer)