Form 10-Q
period 1996-12-31
THERMOGENESIS CORP
filed 1997-02-14
CIK 811212

UNITED STATES
              U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C.  20549


                             FORM 10-Q


   X   Quarterly  Report  Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 1996


                Commission File Number:  0-16375

                        THERMOGENESIS CORP.                 .
 (Exact name of Small Business issuer as specified in its charter)


           DELAWARE                                     94-3018487
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)


3146 GOLD CAMP DRIVE, RANCHO CORDOVA, CA..                  95670
(Address of principal executive offices)               (Zip code)

                                        (916) 858-5100
       (Registrant's telephone number, including area code)


11431 SUNRISE GOLD, STE. A, RANCHO CORDOVA, CA.                      95742
 Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The issuer had 15,834,005 shares of common stock outstanding on February
11, 1997.

                        THERMOGENESIS CORP.


                               INDEX



PART I                                              PAGE NUMBER

Condensed Financial Statements (Unaudited):

     Condensed Balance Sheets at December 31, 1996
         and June 30, 1996                             3

     Condensed Statements of Operations
          for the Three and Six Months
          Ended December 31, 1996 and 1995             5

     Condensed Statements of Cash Flows
          for the Six Months Ended
          December 31, 1996 and 1995                   6

     Notes to Condensed Financial Statements           7

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations     9



PART II

     Item 6. Exhibits and Reports on Form 8-K.         11


SIGNATURES                                             12

                  PART I  - FINANCIAL INFORMATION

                        THERMOGENESIS CORP.
                      CONDENSED BALANCE SHEET
                            (UNAUDITED)


                                             December 31,      June 30,
ASSETS                                         1996              1996


Current Assets:

  Cash and cash equivalents                   $6,732,114     $1,243,079
  Accounts receivable, net of
    allowances for doubtful accounts
     of $97,913 ($97,913 at June 30, 1996)     3,012,028      1,441,148
  Inventory                                    2,328,976      2,137,198
  Net investment in sales-type leases             31,882         31,822
  Prepaid expenses                               221,714         44,177

         Total current assets                 12,326,714      4,897,484


  Equipment, at cost less accumulated
    depreciation of $422,581
     ($312,307 at June 30, 1996)                 809,349        689,562

 Long-term net investment in sales-type leases    36,770         50,716

 Prepaid royalties, net of
    accumulated amortization of $369,459
      ($332,733 at June 30, 1996)                194,041        221,767

 Leased equipment, net of accumulated
    depreciation                                  11,252         20,228

 Other assets                                     50,092         57,383
                                             $13,434,218     $5,937,140





                      See accompanying notes.

                        THERMOGENESIS CORP.
                 CONDENSED BALANCE SHEET (CONT'D)
                            (UNAUDITED)



                                              December 31,      June 30,
                                                 1996             1996

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities     $679,932        $931,944
   Accrued payroll and related expenses          132,457         184,660
   Customer deposits                              63,914          35,891
   Current portion of long-term capital
       lease obligations                         125,166         124,050

        Total current liabilities             $1,001,469      $1,276,545


Deferred rent                                      1,546           3,365


Long-term capital lease obligations              256,703         282,919


Commitments

Shareholders' equity:
   Common stock, $.001 par value;
     50,000,000 shares authorized:
        15,834,005 issued and outstanding
        (12,708,967 at June 30, 1996)            15,834          12,709
   Paid in capital in excess of par          19,106,313      10,744,530
   Accumulated deficit                       (6,947,647)     (6,382,928)
                                             12,174,500       4,374,311
        Total shareholders' equity          $13,434,218      $5,937,140



                      See accompanying notes.

                        THERMOGENESIS CORP.
                CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                   Three Months Ended                      Six Months Ended

                              December 31,       December 31,        December 31,       December 31,
                                  1996               1995                1996                 1995

Net sales                   $2,650,690           $  830,079          $4,348,286          $1,681,982

Cost of sales                1,513,956              485,471           2,487,921             929,006

  Gross profit               1,136,734              344,608           1,860,365             752,976


Expenses:

General and administrative
    expense                    307,062              118,198             438,316             202,505

Selling and marketing expense  405,578              216,447             769,958             385,568

Research and development
    expense                    625,432              288,887           1,194,167             444,101

Issuance of stock options
    for services                14,000                 --                28,000                --

Interest expense                15,208                8,402              36,447              11,338

     Total expenses          1,367,280              631,934           2,466,888           1,043,512

Interest income                 33,711                5,870              41,804               8,693

Net loss                     ($196,835)           ($281,456)          ($564,719)          ($281,843)

Net loss per share              ($0.01)              ($0.03)             ($0.04)             ($0.03)

Shares used in computing
   net loss per share        14,511,000           10,916,000           13,755,000         10,547,000

                        See accompanying notes.

                          THERMOGENESIS CORP.
                      STATEMENTS OF CASH FLOW
            SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       1996               1997


Cash flows from operating activities:
  Net los  s                                          ($564,719)     ($281,843)
  Adjustments to reconcile net loss to
   net cash provided (used) by operating activities:
      Depreciation and amortization                     148,267         80,447
      Issuance of stock options for services             28,000            --
      Net changes in operating assets and liabilities:
        Accounts receivable                          (1,570,880)      (430,601)
        Investment in sales-type leases                  13,946         17,900
        Inventory                                      (191,778)       (34,835)
        Prepaid expenses                               (177,537)       (52,635)
        Accounts payable and
          accrued liabilities                          (252,012)     (110,369)
        Accrued payroll and related
          expenses                                      (52,203)         15,431
        Customer deposits                                28,023           7,340
        Deferred revenue                                      --       (60,000)
        Deferred rent                                    (1,819)        (3,094)
           Total adjustments                         (2,027,993)      (570,416)
     Net cash used by operating activities           (2,592,712)      (852,259)
Cash flows from investing activities:
   Capital expenditures                                (230,061)       (46,784)
     Net cash used by investing activities             (230,061)       (46,784)
Cash flows from financing activities:
  Principal payments on long-term lease obligations     (25,100)       (11,483)
  Issuance of common stock                            8,336,908       1,906,243
     Net cash provided by financing activities        8,311,808       1,894,760
Net increase in cash and cash equivalents             5,489,035         995,717
Cash and cash equivalents at beginning of period      1,243,079         325,965
Cash and cash equivalents at end of period $6,732,114   $1,321,682


                      See accompanying notes.

                        THERMOGENESIS CORP.
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996
                            (UNAUDITED)


1. Interim Reporting.

These Condensed Financial Statements should be read in conjunction with the Company's Annual Report (Form 10-KSB) for the year ended June 30, 1996. In the opinion of management, all adjustments (which consist of only normally recurring adjustments) necessary for a fair presentation of the condensed financial statements have been made. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out) or market and consist approximately of the following:

                              December 31,          June 30,
                                   1996               1996

     Raw materials           $1,405,799           $1,273,889
     Work in process            304,972                1,490
     Finished goods             618,205              861,819

     Total                   $2,328,976           $2,137,198



NET INVESTMENT IN SALES TYPE LEASES

The net investment in sales type leases consists of the following:

                                              December 31,   June 30,
                                                  1996        1996

     Total minimum lease payments receivable     $71,226     $91,888
     Less unearned interest                       (2,574)     (9,290)

     Net investment in sales type leases         $68,652     $82,598

                        THERMOGENESIS CORP.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (CONT'D)
                         DECEMBER 31, 1996
                            (UNAUDITED)



EQUITY

During the six ended December 31, 1996, the Company issued 146,000 shares of common stock for manufacturing services from a vendor. The Company recorded these transactions at the estimated fair value of $444,297 on the date of the transaction.

On July 31, 1996, the Company issued options to purchase 200,000 shares of the Company's common stock for consulting services from key advisors in the product area of CryoSeal. The exercise price is equal to the fair market value as determined by the closing bid price for the Company's common stock as quoted by the Nasdaq SmallCap market on the date of grant. Accordingly, through December 31, 1996, the Company has recorded consulting expense recognizing the estimated fair value of the options of $28,000.

The Company completed a minimum equity offering of units in a private placement on November 27, 1996, in which it received gross proceeds of $8,268,006 (before costs of the offering). The proceeds from the offering were received from the sale of 1,378,001 units at $6.00 per unit. Each unit consisted of two shares of common stock and a seven year warrant representing the right to acquire one additional share of common stock at an exercise price of $3.885 per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION
   FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995


The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS

SALES AND REVENUES:

Net sales increased for the three and six months ended December 31, 1996, by approximately 219% and 159%, respectively, from the corresponding 1995 period. Sales increased primarily due to increased shipments of the Company's human blood plasma freezer to a key customer who placed an order for approximately $3,900,000.

Cost of sales as a percent of sales was approximately 57% for the three months ended December 31, 1996, as compared to 58% for the corresponding 1995 period and 57% for the six months ended December 31, 1996, as compared to 55% for the corresponding 1995 period. Before an inventory adjustment of $150,000 to reflect a write down for technological obsolescence of stock plasma freezers, cost of sales decreased. The after adjustment decrease in cost of sales as a percent of sales for the three month period was due to changes in product mix with a higher percent of blood plasma freezers and economies of scale allowed by production of a new freezer for the above mentioned order.

General and administrative expenses for the three and six months ended December 31, 1996 increased by 160% and 116%, respectively, from the corresponding 1995 periods. A significant portion of the increase was due to non-recurring expenses of approximately $120,000 for consulting services to refine the Company's policy and procedures and internal processing systems while the remainder of the increase was due to expanded staff and facilities.

Selling and marketing expenses for the three and six months ended December 31, 1996 increased by 87% and 100%, respectively, over the corresponding 1995 periods. Expenses increased due to added personnel and additional facilities. These increased expenses are intended to upgrade and prepare sales, marketing and customer service personnel and systems for new products nearing completion of research and development.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995 (CONT'D)

RESULTS OF OPERATIONS (CONT'D)

Research  and  development  expenses  for  the  three  and six months ended
December 31, 1996, increased by 117% and 169%, respectively, over the corresponding 1995 periods. The increase was due to accelerated research and development of three programs: (I) BioArchive System: a computerized human blood plasma sample storage and retrieval system, (ii) N{2} BioArchive System: a computerized liquid nitrogen biological storage and retrieval system and (iii) CryoSeal{TM}: a system that converts a surgical patient's blood plasma into an autologous tissue sealant and hemostatic agent. Additionally, the Company expensed $30,000 for CryoSeal{TM} for testing and surgical support in clinical trials under way and $63,000 of equipment and disposables consumed in the CryoSeal{TM} clinical trials. Management believes that research and development is essential to maintaining the Company's market position. Therefore, the Company considers such costs a continuing cost of doing business.

ISSUANCE OF STOCK OPTIONS FOR SERVICES:

During the period ended December 31, 1996, the Company recorded $28,000 of consulting expense for issuance of stock options issued to two key advisors in the product area of CryoSeal. The options are exercisable at the fair market value as determined by the closing bid price for the Company's common stock as quoted by the Nasdaq SmallCap market on the date of grant. While the $28,000 is a non-monetary transaction, the Company has recorded the estimated fair value of the options under generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

During the periods ended December 31, 1995 and 1996, the Company had consumed cash resources for operating activities. These resources were primarily used to fund increases in accounts receivable, the net loss resulting from marketing activities and product development.

Working capital increased by $7,704,306. The increase was primarily due to the issuance of common stock upon the conversion of warrants and placement of 1,378,001 units.

The Company does not believe that inflation has a significant impact on the Company and believes it can pass any cost increases due to inflation on to the customer.

The Company believes it has sufficient resources to continue to operate for the next twelve months.

At December 31, 1996, the Company has no significant outstanding capital commitments.

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

Item 3.        Default Upon Senior Securities.
          None.

Item 4.        Submission of Matters to a Vote of Security Holders.
     None.

Item 5.        Other Information.
               None

Item 6.        Exhibits and Reports on Form 8-K.

               (a) Exhibits
                     None

          (b) Reports on Form 8-K.
                Form 8-K for event dated November 27, 1997
                    Announcing Closing of Equity Offering

                        THERMOGENESIS CORP.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THERMOGENESIS CORP.
                                    (Registrant)


Dated February 13, 1997

                              WALTER J. LUDT, III
                              Walter J. Ludt, III,
                              Chief Financial Officer
                              (Principal Financial Officer
                               and Principal Accounting Officer)


                              PHILIP H. COELHO
                               Philip H. Coelho,
                                                     President   and  Chief
Executive Officer
                              (Principal Executive Officer)