Form 10KSB/A
period 1996-06-30
THERMOGENESIS CORP
filed 1997-04-25
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

                          FORM 10-KSB/A-2

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1996

                 Commission File Number:  0-16375

                                  THERMOGENESIS CORPORATION
               (Exact name of Registrant as specified in its charter)

             DELAWARE                           94-3018487
   (State or other jurisdiction      (I.R.S. Employer
   of incorporation or organization) Identification No.)

         3146 GOLD CAMP DRIVE,  RANCHO CORDOVA, CA          95670
           (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code:(916) 858-5100

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

                                  PART II

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

REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
THERMOGENESIS CORP.


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
    50,000,000 shares authorized:
      12,708,967 issued and outstanding                                                    12,709
  Paid in capital in excess of par                                                     10,744,530
  Accumulated deficit                                                                 (6,382,928)

    Total shareholders' equity                                                          4,374,311

                                                                                       $5,937,140

                            See accompanying notes.

                                    THERMOGENESIS CORP.
                                 Statements of Operations
                            Years ended June 30, 1996 and 1995

                                                              1996                1995

Net sales                                                     $4,124,634         $3,311,880
Cost of sales                                                  1,759,659          2,096,116

    Gross profit                                               2,364,975          1,215,764
Development and distribution fees                                 60,000            280,000

Expenses:
  General and administrative                                     426,318            334,028
  Selling and marketing                                        1,173,254            827,269
  Research and development                                     1,317,330            446,780
  Issuance of stock options for services                          60,000               -
  Interest                                                        41,454               -
    Total expenses                                             3,018,356          1,608,077

Interest income                                                   24,847             11,498

Other income                                                                         12,519
                                                                       -
Net loss                                                      ($568,534)          ($88,296)
Net loss per share                                               ($0.05)            ($0.01)
Shares used in computing
  net loss per share                                          11,491,000         10,170,000

                                    See accompanying notes.

                                     THERMOGENESIS CORP.
                             Statements of Shareholders' Equity
                              Years Ended June 30, 1996 and 1995

                                               PAID IN
                                                CAPITAL          ACCUMU-        TOTAL
                              COMMON           IN EXCESS         LATED          SHAREHOLDERS
                              STOCK            OF PAR            DEFICIT        EQUITY

Balance at June 30, 1994         $  10,166     $  7,786,569      $  (5,726,098) $   2,070,637

Issuance of 10,000 common
 shares for exercise of options        10           10,590                -          10,600
Issuance   of  2,352  common
 shares for patent services             2            7,640                -           7,642
Net loss                               -                -         (88,296)        (88,296)

Balance at June 30, 1995            10,178        7,804,799      (5,814,394)       2,000,583

Issuance of 5,000 common
 shares for exercise of options         5             5,295            -           5,300
Issuance of 2,200,000 common
 shares in private placement         2,200        1,896,012            -         1,898,212
Issuance of 326,250 common
 shares for exercise of warrants       326          978,424            -         978,750
Issuance of options for services        -            60,000            -          60,000
Net loss                                -                -        (568,534)       (568,534)

Balance at June 30, 1996           $ 12,709      $ 10,744,530     $ (6,382,928)  $ 4,374,311

                              See accompanying notes.

                       THERMOGENESIS CORP.
                     Statements of Cash Flows
                     Years Ended June 30, 1996 and 1995
              Increase (Decrease) in Cash and Cash Equivalents

                                                       1996                      1995

Cash flows from operating activities:
  Net loss                                               ($568,534)               ($88,296)
  Adjustments to reconcile net loss to
   net cash provided(used) by operating activities:
     Depreciation and amortization                         190,356                 162,811
     Issuance of stock options for services                 60,000                     -
     Net changes in operating assets and liabilities:
          Accounts receivable                             (790,908)                 198,912
          Allowance for doubtful accounts                   25,000                  14,458
          Investment in sales type leases                   39,593                (37,496)
          Inventory                                     (1,122,889)               (460,222)
          Prepaid expenses                                 (34,466)                  34,235
          Other assets                                     (39,096)                     -
          Accounts payable and
            accrued liabilities                             419,013                 199,514
          Accrued payroll and related
            expenses                                        129,314                 (7,320)
          Customer deposits                                  16,368                (34,156)
          Deferred revenue                                  (60,000)                  60,000
          Deferred rent                                     (11,091)                  14,456
            Total adjustments                            (1,178,806)                 145,192
      Net cash provided (used) by operating activities   (1,747,340)                  56,896
Cash flows from investing activities:
  Capital expenditures                                     (152,547)                (139,742)
  Sale of investment                                          -                      45,000
  Investment in leased equipment                              -                      (2,200)
   Net cash used in investing activities                   (152,547)                (96,942)
Cash flows from financing activities:
 Principal payments on long-term lease obligations          (65,261)                    -
 Issuance of common stock                                  2,882,262                  18,242
  Net cash provided by financing activities                2,817,001                  18,242
  Net increase (decrease) in cash and cash equivalents       917,114                (21,804)
Cash and cash equivalents at beginning of period             325,965                 347,769
Cash and cash equivalents at end of period                $1,243,079                $325,965

                         See accompanying notes.

                           THERMOGENESIS CORP.
                      NOTES TO FINANCIAL STATEMENTS
                              June 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

THERMOGENESIS CORP. (the Company) was incorporated in Delaware on September 26, 1986. The Company designs and sells devices which utilize its proprietary thermodynamic technology for the processing of biological substances including the cryopreservation, thawing and harvesting of blood components (THERMOGENESIS Proprietary Technology). Currently, the Company is manufacturing six core line, FDA Class I thermodynamic devices which are being sold to the blood collection industry with FDA permission. Other potential applications for the technology include medical and pharmaceutical uses, and industrial applications. During fiscal 1988 through 1996, the Company has focused on refining product design of the core line products and developing a pipeline of five FDA Class II devices which utilize sterile disposable containers for processing of the blood components.

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

SUPPLEMENTAL CASH FLOW INFORMATION

                                       Year ended                Year ended
                                      June 30, 1996             June 30, 1995

    Cash paid for state income taxes   $    -                     1,600
    Cash paid for interest                41,454                    -

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation" ("SFAS 123"),which is effective for the Company in fiscal 1997. SFAS 123 allows companies the option of estimating and recognizing compensation cost under the provisions of APB 25, or alternatively, by estimating and recognizing stock-based compensation using a "fair value" based methodology. Under the fair value based method, compensation cost is estimated at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company anticipates that it will continue the use of the intrinsic value method for accounting for stock-based compensation, and accordingly, the adoption of SFAS 123 is not expected to have a significant effect on the Company's financial condition or results of operations.

2. SHAREHOLDERS' EQUITY

On May 29, 1996, the Company's Board of Directors approved to amend the Certificate of Incorporation to effect a one-for-two reverse stock split which was effective on June 14, 1996 to holders of record on June 14, 1996. The authorized shares of common stock was unchanged and remained at 50,000,000. All share and per share data have been restated for all periods presented to reflect the reverse stock split.

                            THERMOGENESIS CORP.
                  NOTES TO FINANCIAL STATEMENTS (Cont'd)
                               June 30, 1996

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

 STOCK OPTIONS

The Company has issued options to purchase shares of common stock pursuant to its Amended 1994 Stock Option Plan. These options are granted at prices which are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest rateable over a five year period. A summary of activity of the Plan follows:

                                                   Number of
                                Available           Shares
                                For grant         Outstanding  Price Per Share

Balance at June 30, 1994         255,000           945,000        $1.06-$2.70
Options canceled                  67,500           (67,500)             $2.70
Options exercised                  -               (10,000)             $1.06
Balance at June 30, 1995         322,500           867,500        $1.06-$2.70
Options granted                 (606,000)          606,000        $1.64-$3.88
Options canceled                 304,167          (304,167)       $1.06-$2.32
Options exercised                  -                (5,000)             $1.06
Balance at June 30, 1996          20,667          1,164,333       $1.64-$3.88

Options for 1,048,667 shares are exercisable at June 30, 1996.

                            THERMOGENESIS CORP.
                  NOTES TO FINANCIAL STATEMENTS (Cont'd)
                               June 30, 1996

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
                        $256,967

Rent expense was $78,587 in 1996 and $53,560 in 1995.

                            THERMOGENESIS CORP.
                  NOTES TO FINANCIAL STATEMENTS (Cont'd)
                               June 30, 1996

3. PURCHASE AND ROYALTY COMMITMENTS (CONT'D)

CAPITAL LEASES

The Company leases certain equipment under capital leases. As of June 30, 1996, the following amounts are included in equipment as assets under these capital leases:

     Cost                                  $ 472,230
     Less: accumulated amortization           48,555
     Net assets under capital leases       $ 423,675

The future minimum lease payments under these capital leases along with the present value of the minimum lease payments as of June 30, 1996 are as follows:

     1997                                             $183,912
     1998                                              183,912
     1999                                              110,236
     2000                                               27,559
     2001                                               24,314
     Total minimum lease payments                      529,933
     Less amount representing interest                 122,964
     Present value of minimum lease payments           406,969
     Less: current portion of long-term capital lease
         obligations                                   124,050
     Long-term capital lease obligations              $282,919

                            THERMOGENESIS CORP.
                  NOTES TO FINANCIAL STATEMENTS (Cont'd)
                               June 30, 1996

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

                            THERMOGENESIS CORP.
                  NOTES TO FINANCIAL STATEMENTS (Cont'd)
                               June 30, 1996

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

By September, 1995, Stryker decided to dissolve their Blood Division and agreed to terminate their license agreement with the Company and to provide the Company all of their prototypes and documentation for the CryoSeal<trademark> device and disposables for a 7% royalty which declines over time. No royalties have been paid to date under the new agreement.

On September 12, 1996, after an intensive year long engineering development to improve the manufacturability and performance of the CryoSeal<trademark> system, the Company filed an amended 510K with the FDA as a system for the rapid automated preparation of cryoprecipated AHF.

SALE OF DISTRIBUTION RIGHTS FOR BIOARCHIVE<trademark> FREEZER SYSTEM

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

                            THERMOGENESIS CORP.
                  NOTES TO FINANCIAL STATEMENTS (Cont'd)
                               June 30, 1996

7. SALE OF LICENSE RIGHTS FOR CRYOSEALANT<trademark> SYSTEM

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

                             THERMOGENESIS CORP.
                  NOTES TO FINANCIAL STATEMENTS (Cont'd)
                               June 30, 1996


8. INCOME TAXES (CONT'D)

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of June 30, 1996 and June 30, 1995 are as follows:

                                            JUNE 30, 1996       JUNE 30, 1995
  Deferred tax assets:
    Net operating loss carryforwards         $2,154,000            $1,963,000
    Research credits                            102,000                75,000
    Other                                       137,000                87,000
         Total deferred taxes                 2,393,000             2,125,000
   Valuation allowance for deferred tax assets(2,393,000)          (2,125,000)
          Net deferred taxes                  $      -             $     -

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

9. SUBSEQUENT EVENTS

On July 30, 1996, the Company entered into an agreement with On-Time Manufacturing, Inc., a current vendor, to produce up to $2,500,000 of product for the Company. Under the terms of the agreement, On-Time can elect to receive payment in restricted common stock of the Company at a 25% discount from the market price on the date the election to receive stock is made. If under the terms of the agreement On-Time elects to receive stock, the Company will, in accordance with generally accepted accounting principles, expense the 25% discount from market price through operations. On July 30, 1996, On-Time elected to convert $225,000 of existing payables from the Company to common stock. The Company is not obligated to purchase product that is not required or at a price that is not competitive and built to all required standards.

                                 PART III
                           THERMOGENESIS CORP.
                            Index to Exhibits

Exhibit        Description
------- --------------------------------
3.1  (a)  Amended and Restated Certificate of Incorporation        (5)

     (b)  Amended Bylaws                                           (5)

10.1 (a)  Letter of Agreement between Liquid Carbonic, Inc.
          Canada and THERMOGENESIS CORP.                              (2)

     (b)  Letter of Agreement between Fujitetsumo USA and
          THERMOGENESIS CORP.                                         (2)

     (c)  Letter of Agreement between Fujitetsumo
          Japan and THERMOGENESIS CORP.                               (2)

     (d)  Letter of Agreement between THERMOGENESIS
          CORP.and Liquid Carbonic, Inc. Sale of Convertible Debenture(3)

     (e)  License Agreement between Stryker Corp. and
          THERMOGENESIS CORP.                                         (7)

     (f)  Lease of Office and Mfg. Space                              (5)

     (g)  Executive Development and Distribution  Agreement
          between THERMOGENESIS and Daido Hoxan Inc.                  (4)

     (h)  Administrative Office Lease                                 (8)

     (i)  Employment Agreement for Philip H. Coelho                   (9)

     (j)  Employment Agreement for Charles de B. Griffiths            (9)

     (k)  Employment Agreement for Walter Ludt                        (9)

     (l)  Manufacturing and License Agreement between
          On-Time Manufacturing and THERMOGENESIS                     (9)

     (m)  License and Distribution Agreement between Asahi
          Medical and THERMOGENESIS CORP.                             (10)

23.1 Consent of Ernst & Young, LLP                                     (9)

FOOTNOTES TO INDEX

(1) Incorporated by reference to Registration Stmt No. 33-12210-A of THERMOGENESIS, CORP. filed on June 4, 1987.

(2) Incorporated by reference to Registration Statement No. 33-37242 of THERMOGENESIS, CORP. filed on Feb. 7, 1991.

(3)  Incorporated by reference to Form 8-K for July 19, 1993

(4)    Incorporated by reference to Form 8-K for June 9, 1995.

(5)    Incorporated by reference to Form 10-KSB for the year ended June 30,
       1994

(6)    Incorporated by reference to Form 10-KSB  for the year ended June 30,
       1995

(7)    Incorporated by reference to Form 8-K for September 27, 1995

(8) Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1995

(9)    Incorporated by reference to Form 10-KSB  for  the  year ended June
       30, 1996.

(10)   Incorporated by reference to Form 8-K for May 29, 1996

                           THERMOGENESIS CORP.

                                Signatures


In accordance with section 13 or section 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THERMOGENESIS CORP.



___________________________________         Dated: ____________
By: Philip H. Coelho,
President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



________________________________________     Dated: ___________
By: Philip H. Coelho,
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)



_________________________________________    Dated: ___________
By: Walter J. Ludt, III
Chief Operating Officer
(Principal Operating Officer)