Form 10KSB/A
period 1996-06-30
THERMOGENESIS CORP
filed 1997-05-08
CIK 811212

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

                                THERMOGENESIS CORP.
                               Balance Sheet (Cont'd)
                                   June 30, 1996


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                            $931,944
   Current  portion  of  long-term  capital  lease                     124,050
   obligations
  Accrued payroll and related expenses                                184,660
  Customer deposits                                                    35,891

      Total current liabilities                                     1,276,545

Deferred rent                                                           3,365

Long-term capital lease obligations                                   282,919

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

                                     THERMOGENESIS CORP.
                             Statements of Shareholders' Equity
                              Years Ended June 30, 1996 and 1995

                                       Paid in
                                        capital      Accumu-           Total
                            Common    in excess     lated         shareholders
                             stock     of par        deficit           equity

Balance at June 30, 1994    $10,166   $ 7,786,569   $(5,726,098)  $ 2,070,637

Issuance of10,000 common
 shares for exercise of          10        10,590           -          10,600
  options
Issuance of 2,352 common
shares for patent services        2         7,640           -           7,642
Net loss                         -            -         (88,296)      (88,296)

Balance at June 30, 1995     10,178     7,804,799    (5,814,394)    2,000,583

Issuance of 5,000 common
 shares for exercise of           5         5,295            -          5,300
 options
Issuance of 2,200,000 common
 shares in private placement  2,200     1,896,012            -      1,898,212
Issuance  of  326,250 common
 shares for exercise of         326       978,424            -        978,750
 warrants
Issuance of options for          -         60,000            -         60,000
Net loss                         -           -        (568,534)      (568,534)

Balance at June 30, 1996   $ 12,709   $10,744,530  $(6,382,928)    $4,374,311
                               See accompanying notes.

                       THERMOGENESIS CORP.Statements of Cash Flows
                           Years Ended June 30, 1996 and 1995
                  Increase (Decrease) in Cash and Cash Equivalents

                                                 1996                    1995
Cash flows from operating activities:
  Net loss                                  ($568,534)               ($88,296)
  Adjustments to reconcile net loss to
      net   cash   provided   (used)  by
      operating activities:
   Depreciation and amortization              190,356                 162,811
   Issuance  of  stock  options  for           60,000                    -
       services
   Net changes in operating assets and
    liabilities:
      Accounts receivable                    (790,908)                198,912
      Allowance    for   doubtful              25,000                  14,458
       accounts
      Investment   in  sales  type             39,593                (37,496)
       leases
      Inventory                            (1,122,889)              (460,222)
      Prepaid expenses                        (34,466)                34,235
      Other assets                            (39,096)                  -
      Accounts payable and
            accrued liabilities               419,013                199,514
      Accrued payroll and related
       expenses                               129,314                 (7,320)
      Customer deposits                        16,368                (34,156)
      Deferred revenue                        (60,000)                60,000
      Deferred rent                           (11,091)                14,456
              Total adjustments            (1,178,806)               145,192
    Net   cash   provided   (used)  by     (1,747,340)                56,896
      operating activities
 Cash flows from investing activities:
  Capital expenditures                       (152,547)              (139,742)
  Sale of investment                            -                     45,000
  Investment in leased equipment                -                     (2,200)
     Net   cash   used   in   investing      (152,547)               (96,942)
      activities
  Cash flows from financing activities:
    Principal payments on long-term lease     (65,261)                  -
     obligations
  Issuance of common stock                  2,882,262                 18,242
      Net  cash  provided  by  financing    2,817,001                 18,242
       activities
      Net increase (decrease) in cash         917,114                (21,804)
       and cash equivalents
  Cash and  cash  equivalents at beginning    325,965                347,769
      of period
  Cash  and  cash  equivalents  at  end of $1,243,079                $325,965
     period

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

2. SHAREHOLDERS' EQUITY

On May 29, 1996, the Company's Board of Directors approved to amend the Certificate of Incorporation to effect a one-for -two reverse stock split which was effective on June 14, 1996 to holders of record on June 14, 1996. The authorized shares of common stock was unchanged and remained at 50,000,000. All share and per share data have been restated for all periods presented to reflect the reverse stock split.

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

 STOCK OPTIONS

The Company has issued options to purchase shares of common stock pursuant to its Amended 1994 Stock Option Plan. These options are granted at prices which are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest rateable over a five year period. A summary of activity of the Plan follows:

                                                  Number of          Price
                               Available           Shares            Per
                               For grant         Outstanding         Share


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

                                THERMOGENESIS CORP.
                  NOTES TO FINANCIAL STATEMENTS (Cont'd)
                               June 30, 1996


8. INCOME TAXES (CONT'D)

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of June 30, 1996 and June 30, 1995 are as follows:

                                      JUNE 30, 1996           JUNE 30, 1995
  Deferred tax assets:
    Net operating loss carryforwards    $2,154,000             $1,963,000
    Research credits                       102,000                 75,000
    Other                                  137,000                 87,000
         Total deferred taxes            2,393,000              2,125,000
   Valuation allowance for deferred     (2,393,000)            (2,125,000)
       tax assets
          Net deferred taxes             $      -              $        -

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