Form 10-Q/A
period 1996-12-31
THERMOGENESIS CORP
filed 1997-05-08
CIK 811212

UNITED STATES
              U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C.  20549


                            FORM 10-Q/A


   X   Quarterly  Report  Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 1996


                Commission File Number:  0-16375

                        THERMOGENESIS CORP.
 (Exact name of Small Business issuer as specified in its charter)


           DELAWARE                        94-3018487
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)         Identification No.)


3146 GOLD CAMP DRIVE, RANCHO CORDOVA, CA.         95670
(Address of principal executive offices)      (Zip code)

                                        (916) 858-5100
       (Registrant's telephone number, including area code)


11431 SUNRISE GOLD, STE. A, RANCHO CORDOVA, CA.                      95742
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







                      See accompanying notes.

                        THERMOGENESIS CORP.
                 CONDENSED BALANCE SHEET (CONT'D)
                            (UNAUDITED)



                                                      December 31,    June 30,
                                                         1996           1996

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities            $679,932      $931,944
   Accrued payroll and related expenses                 132,457       184,660
   Customer deposits                                     63,914        35,891
   Current portion of long-term capital lease           125,166       124,050
     obligations

     Total current liabilities                       $1,001,469    $1,276,545


Deferred rent                                             1,546         3,365


Long-term capital lease obligations                     256,703       282,919



Commitments

Shareholders' equity:
   Common stock, $.001 par value;
     50,000,000 shares authorized:
       15,834,005 issued and outstanding
        (12,708,967 at June 30, 1996)                     15,834       12,709
   Paid in capital in excess of par                   19,106,313   10,744,530
   Accumulated deficit                                (6,947,647)  (6,382,928)
                                                      12,174,500    4,374,311
             Total      shareholders'     equity      $1,434,218   $5,937,140




                      See accompanying notes.

                        THERMOGENESIS CORP.
                CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited)

                             Three Months Ended            Six Months Ended
                       December 31,  December 31,     December 31, December 31,
                           1996         1995            1996            1995


Net sales              $2,650,690  $  830,079         $4,348,286    $1,681,982

Cost of sales           1,513,956     485,471          2,487,921       929,006

  Gross profit          1,136,734     344,608          1,860,365       752,976



Expenses:

General and                307,062     118,198           438,316       202,505
 administrative expense

Selling and marketing      405,578     216,447           769,958       385,568
 expense

Research and development   625,432     288,887           1,194,167     444,101
 expense

Issuance of stock options   14,000       --                 28,000       --
 for services

Interest expense            15,208       8,402              36,447      11,338

     Total expenses      1,367,280     631,934           2,466,888   1,043,512

Interest income             33,711       5,870              41,804       8,693

Net loss                 ($196,835)  ($281,456)          ($564,719) ($281,843)

Net loss per share          ($0.01)     ($0.03)             ($0.04)    ($0.03)


Shares used in computing
  net loss per share     14,511,000  10,916,000          13,755,000 10,547,000






                        See accompanying notes.

                          THERMOGENESIS CORP.
                      STATEMENTS OF CASH FLOW
            SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                         1996             1997

Cash flows from operating activities:
   Net loss                                         ($564,719)      ($281,843)
   Adjustments to reconcile net loss to
    net cash provided (used) by operating activities:
         Depreciation and amortization                148,267          80,447
         Issuance of Common Stock for Inventory       414,426             --
         Issuance of stock options for services        28,000             --
         Net changes in operating assets and liabilities:
            Accounts receivable                    (1,570,880)       (430,601)
            Investment in sales-type leases            13,946          17,900
            Inventory                                (173,809)        (34,835)
            Prepaid expenses                         (177,537)        (52,635)
            Accounts payable and
                accrued liabilities                  (252,012)       (110,369)
            Accrued payroll and related
                expenses                              (52,203)         15,431
            Customer deposits                          28,023           7,340
            Deferred revenue                             --           (60,000)
            Deferred rent                              (1,819)         (3,094)
                 Total adjustments                 (1,595,598)       (570,416)
        Net cash used by operating activities      (2,160,317)       (852,259)
Cash flows from investing activities:
   Capital expenditures                              (218,159)        (46,784)
       Net cash used by investing activities         (218,159)        (46,784)
Cash flows from financing activities:
   Principal payments on long-term lease obligations  (25,100)        (11,483)
   Issuance of common stock                         7,892,611       1,906,243
       Net cash provided by financing activities    7,867,511       1,894,760
Net increase in cash and cash equivalents           5,489,035         995,717
Cash and cash equivalents at beginning of period    1,243,079         325,965
Cash and cash equivalents at end of period         $6,732,114      $1,321,682



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

INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out) or market and consist approximately of the following:

                                                    December 31,     June 30,
                                                         1996          1996

     Raw materials                                   $1,405,799     $1,273,889
     Work in process                                    304,972          1,490
     Finished goods                                     618,205        861,819

     Total                                           $2,328,976     $2,137,198



NET INVESTMENT IN SALES TYPE LEASES

The net investment in sales type leases consists of the following:

                                                 December 31,         June 30,
                                                     1996               1996

     Total minimum lease payments receivable       71,226             $91,888
     Less unearned interest                        (2,574)             (9,290)

     Net investment in sales type leases          $68,652             $82,598

                        THERMOGENESIS CORP.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (CONT'D)
                         DECEMBER 31, 1996
                            (UNAUDITED)



EQUITY

During the six months ended December 31, 1996, the Company issued 146,000 shares of common stock for manufacturing services from a vendor. The Company recorded these transactions at the estimated fair value of $444,297 on the date of the transaction. Of the $444,297, the amount of $17,969 remained in inventory and the $11,902 was capitalized in equipment as of December 31, 1996.

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

The Company received proceeds of $577,500 upon the exercise of outstanding warrants in July 1996.

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


Dated May 7, 1997

    WALTER J. LUDT, III
     Walter J. Ludt, III,
     Chief Financial Officer
     (Principal Financial Officer
      and Principal Accounting Officer)


     PHILIP H. COELHO
      Philip H. Coelho,
      President and Chief Executive Officer
      (Principal Executive Officer)