Form 10-Q
period 1997-03-31
THERMOGENESIS CORP
filed 1997-05-14
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C.  20549

                             FORM 10-Q



 X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended MARCH 31, 1997


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


Registrant's  telephone  number, including area code                  (916)
858-5100


11431 SUNRISE GOLD, STE. A, RANCHO CORDOVA, CA.                      95742
Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The issuer had 15,861,305 shares of common stock outstanding on May 11, 1997.

                        THERMOGENESIS CORP.


                               INDEX

                                                                PAGE NUMBER
PART I

Condensed Financial Statements (Unaudited):


     Condensed Balance Sheets at March 31, 1997
     and June 30, 1996                                               3

     Condensed Statements of Operations
     for the Three and Nine Months
     ended March 31, 1997 and 1996                                   5

     Condensed Statements of Cash Flows
     for the Three and Nine Months Ended
     March 31, 1997 and 1996                                         6

     Notes to Condensed Financial Statements                         7

Management's Discussion and Analysis of
Financial Condition and Results of Operations                        9

PART II

     Item 6. Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                          12

                  PART I - FINANCIAL INFORMATION

                        THERMOGENESIS CORP.
                      CONDENSED BALANCE SHEET
                            (UNAUDITED)

                                          MARCH 31       JUNE 30
                                           1997           1996

ASSETS

Current Assets:
  Cash and cash equivalents              $ 5,865,215   $ 1,243,079
  Accounts receivable, net of allowance
  for doubtful accounts of $97,913         2,226,862     1,441,148
  ($97,913 at June 30, 1996)
  Inventory                                2,513,545     2,137,198
  Net investment in sales-type leases          9,145        31,882
  Prepaid expenses                           164,281        44,177

       Total current assets               10,779,048     4,897,484

  Equipment, at cost less accumulated
   depreciation of $476,408 ($312,307      1,049,983       689,562
   at June 30, 1996)

  Long-term net investment in sales-type      44,097        50,716
  leases

  Prepaid royalties, net of accumulated
  amortization of $374,322 ($332,733         180,178       221,767
  at June 30, 1996)

 Leased equipment, net of accumulated
 depreciation of $112,376 ($101,337            9,189        20,228
 at June 30, 1997)

 Other assets                                 55,447        57,383
                                         $12,117,942    $5,937,140



                            See accompanying notes.

                              THERMOGENESIS CORP.
                       CONDENSED BALANCE SHEET (CONT'D)
                                (UNAUDITED)



                                             MARCH 31     JUNE 30,
                                               1997         1996

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities      $734,570       $931,944
   Accrued payroll and related expenses           214,161        184,660
   Customer deposits                               66,939         35,891
   Current portion of long-term capital lease     126,712        124,050
    obligations

          Total current liabilities             1,142,382      1,276,545

Deferred rent                                         823          3,365
Long-term capital lease obligations               224,176        282,919
Commitments                                          -              -

Shareholders' equity:
   Common stock, $.001 par value;
     50,000,000 shares authorized;
      15,861,305 issued and outstanding
      (12,708,967 at June 30, 1996)                 15,862         12,709
   Paid in Capital in excess of par             19,173,939     10,744,530
   Accumulated deficit                          (8,419,240)    (6,382,928)

     Total shareholders' equity                 10,750,561      4,374,311

                                               $12,117,942     $5,937,140



                            See accompanying notes.

                              THERMOGENESIS CORP.
                     CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 THREE MONTHS ENDED                        NINE MONTHS ENDED
                                             MARCH 31          MARCH 31           MARCH 31              MARCH 31
                                               1997              1996               1997                 1996

Net sales                                  $1,396,259          $1,062,503           $5,744,545        $2,744,485

Cost of sales                               1,077,363             623,624            3,565,284         1,552,630
    Gross Profit                              318,896             438,879            2,179,261         1,191,855
Expenses:
General and administrative expense            375,753              79,109              814,069           281,614
Selling and marketing expense                 556,130             327,763            1,326,088           713,331
Research and development expense              858,646             437,695            2,052,793           881,796
Issuance of stock options for                  14,000                   -               42,000         -
services
Interest expense                               22,001               9,781               58,448            21,119
     Total expenses                         1,826,530             854,348            4,293,398         1,897,860
Interest Income                                16,021              11,149               57,825            19,842
Net loss                                 ($1,491,613)          ($404,320)         ($2,056,312)        ($686,163)
Net loss per share                            ($0.09)             ($0.03)              ($0.14)           ($0.06)
Shares used in computing net
     loss per share                        15,846,000          12,382,500           14,452,000        11,159,000


                            See accompanying notes.

                              THERMOGENESIS CORP.
                     CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                          INCREASE (DECREASE) IN CASH
                                (UNAUDITED)




                                                        1997              1996

Cash flows from operating activities:
   Net loss                                          ($2,056,312)   ($686,163)
   Adjustments to reconcile net loss to
       net cash provided by (used) in operating activities:
         Depreciation and amortization                   218,665      127,647
          Issuance  of  stock  options  for  services     42,000          -
         Issuance of common stock for inventory          432,395          -
         Net change in operating assets and liabilities:
            Accounts receivable                         (785,714)    (819,345)
            Investment in sales type leases               29,356       27,208
            Inventory                                   (376,347)    (338,584)
            Prepaid expenses                            (140,104)     (62,970)
            Accounts payable and accrued liabilities    (197,374)      90,227
            Accrued payroll and related expenses          29,501      117,092
            Customer deposits                             31,048      146,107
            Deferred revenue                                 -        (60,000)
            Deferred rent                                 (2,542)      (5,130)
                   Total adjustments                    (719,116)    (777,748)
         Net cash used in operating activities        (2,775,428)  (1,463,911)
   Cash flows from investing activities:
         Capital expenditures                           (512,620)    (160,035)
              Net cash used in investing activities     (512,620)    (160,035)
    Cash flows from financing activities:
         Issuance of common stock                      7,946,265    1,891,511
         Principal payments on long-term lease           (56,081)     (30,498)
           obligations
             Net cash provided by financing activities 7,890,184    1,861,013
   Net increase in cash                                4,602,136     237,067
   Cash at beginning of period                         1,243,079     325,965
   Cash at end of period                              $5,845,215    $563,032








                            See accompanying notes.

                      THERMOGENESIS CORP.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                        MARCH 31, 1997
                          (UNAUDITED)

1. Interim Reporting.

These Condensed Financial Statements should be read in conjunction with the Company's Annual Report (Form 10-KSB) for the year ended June 30, 1996. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations have no effect on the Company's net sales. In the opinion of management, all adjustments (which consist of only normally recurring adjustments) necessary for a fair presentation of the condensed financial statements have been made. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

INVENTORIES

Inventories are stated at  the  lower of cost (First-In, First-
Out) or market and consist approximately of the following:



                                         March 31,          June 30,
                                          1997               1996
     Raw materials                       $1,859,391        $1,273,889
     Work in process                         59,352             1,490
     Finished goods                         594,802           861,819
     Total                               $2,513,545        $2,137,198



NET INVESTMENT IN SALES TYPE LEASES

The net investment in sales type leases consists of the following:

                                                  March 31,          June 30,
                                                   1997                1996

     Total minimum lease payments receivable      $57,355            $91,888
     Less unearned interest                         (4113)            (9,290)

     Net investment in sales type leases          $53,242            $82,598

                                 THERMOGENESIS CORP.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS (CONT'D)
                                   MARCH 31, 1997
                                     (UNAUDITED)

EQUITY

During the nine months ended March 31, 1997, the Company issued 146,000 shares of common stock for manufacturing services from a vendor. The Company recorded these transactions at the estimated fair value of $444,297 on the date of the transaction. Of the $444,297, the amount of $11,902 was capitalized in equipment as of March 31, 1997.

On July 31, 1996, the Company issued options to purchase 200,000 shares of the Company's common stock for consulting services from key advisors in the product area of CryoSeal. The exercise price is equal to the fair market value as determined by the closing bid price for the Company's common stock as quoted by the Nasdaq SmallCap market on the date of grant. Accordingly, through December 31, 1996, the Company has recorded consulting expense recognizing the estimated fair value of the options of $42,000.

The Company received proceeds of $577,500 upon exercise of outstanding warrants in July 1996.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION
    FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS

SALES AND REVENUES:
Net sales increased for the three and nine months ended March 31, 1997, by approximately 31% and 109%, respectively, from the corresponding 1996 period. Sales increased primarily due to increased shipments of the Company's human blood plasma freezer to a key customer who placed an order for approximately $3,900,000.

Cost of sales as a percent of sales was approximately 77% for the three months ended March 31, 1997, as compared to 59% for the corresponding 1996 period and 62% for the nine months ended March 31, 1997, as compared to 57% for the corresponding 1996 period. Cost of sales increased as a percentage of revenues due to higher overhead from staff increases, facility expansion in anticipation of production of new products and decreased production volume. Manufacturing facility space increased by 33%, staff increased by 30% (primarily document control and quality assurance) and production volume decreased by 40% from the previous quarter. Additionally, during the nine month period ended march 31, 1997, the Company made an inventory
adjustment of   $150,000   to  reflect  a  write  down  for
technological obsolescence of stock plasma freezers.

General and administrative expenses for the three and nine months ended March 31, 1997 increased by 375% and 189%, respectively, from the corresponding 1996 periods. A portion of the increase was due to non-recurring expenses of approximately $120,000 for consulting services to refine the Company's policy and procedures and internal processing systems while the remainder of the increase was due to expanded staff and facilities.

Selling and marketing expenses for the three and nine months ended March 31, 1997 increased by 70% and 86%, respectively, over the corresponding 1996 periods. Expenses increased due to added personnel, non-recurring market studies ($65,000) and additional facilities. These increased expenses are intended to upgrade and prepare sales, marketing and customer service personnel and systems for new products nearing completion of research and development.

Research and development expenses for the three and nine months ended December 31, 1996, increased by 92% and 131%, respectively, over the corresponding 1996 periods. The increase was due to accelerated research and development of three programs: (i) BioArchive System: a computerized human blood plasma sample storage and retrieval system, (ii) N{2} BioArchive System:

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE AND NINE MONTHS  ENDED  MARCH  31,  1997 AND 1996
(CONT'D)

RESULTS OF OPERATIONS (CONT'D)

a computerized liquid nitrogen biological storage and retrieval system and (iii) CryoSeal{TM}: a system that converts a surgical patient's blood plasma into an autologous tissue sealant and hemostatic agent. Additionally, the Company expensed $30,000 for CryoSeal<trademark> for testing and surgical support in clinical trials under way, $63,000 of equipment and disposables consumed in the CryoSeal<trademark> clinical trials and expanded the R&D facility. Management believes that research and development is essential to maintaining the Company's market position and therefore, considers such costs a continuing cost of doing business.

ISSUANCE OF STOCK OPTIONS FOR SERVICES:
During the period ended March 31, 1997, the Company recorded $42,000 of consulting expense for issuance of stock options issued to two key advisors in the product area of CryoSeal. The options are exercisable at the fair market value as determined by the closing bid price for the Company's common stock as quoted by the Nasdaq SmallCap market on the date of grant. While the $42,000 is a non-monetary transaction, the Company has recorded the estimated fair value of the options under generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES
During the periods ended March 31, 1996 and 1997, the Company had consumed cash resources for operating activities. These resources were primarily used to fund increases in accounts receivable, reduce accounts payable and the net loss resulting from marketing activities and product development.

Working capital increased by $6,015,727. The increase was primarily due to the issuance of common stock upon the conversion of warrants and placement of 1,378,001 units.

The Company used $2,775,428 for operations for the nine months ended March 31, 1997. This was due to increased research and development, lower sales volume in relationship to manufacturing fixed costs and added personnel in anticipation of new products production. Additionally, the Company has invested $512,620 in capital equipment for expected production and sales of new products. Cash flow from financing activity totaled $7,890,184 for the nine months ended March 31, 1997. This was attributable to proceeds from the November 1996 unit offering and the exercise of warrants and options. The Company expects, based upon its current business plan, its existing cash equivalents and/or investment capital will be available to satisfy its current working capital needs for the next twelve months.

At March 31, 1997, the Company has no significant outstanding capital commitments.

                   PART II -  OTHER INFORMATION


Item 1. Legal proceedings.
        None.

Item 2. Changes in Securities.
        None.

Item 3. Default Upon Senior Securities.
        None.

Item 4. Submission of Matters to a Vote of Security Holders.
        None.

Item 5. Other Information.
        None

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits
             None

        (b) Reports on Form 8-K.
               Form  8-K  for  event dated  March  27,  1997  -
               License Agreement with Pall Medsep and NYBC.

                        THERMOGENESIS CORP.

                            Signatures


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     THERMOGENESIS CORP.
                         (Registrant)


Dated May 14, 1997

                               WALTER J. LUDT, III
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)


                               PHILIP H. COELHO
                               President and Chief
                               Executive Officer
                               (Principal Executive Officer)