Form 10-K
period 1997-06-30
THERMOGENESIS CORP
filed 1997-09-29
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                               FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1997     Commission File Number:  0-16375

                       THERMOGENESIS CORP.
                 (Exact name of Registrant as specified in its charter)

  DELAWARE                                                 94-3018487
(State of Incorporation)                                (I.R.S. Employer
                                                       Identification No.)
                         3146 GOLD CAMP DRIVE
                       RANCHO CORDOVA, CA 95670
                            (916) 858-5100
          (Address, including zip code, and telephone number,
             including area code, of principal executive offices)

   Securities registered pursuant to section 12(b) of the Act:  NONE

      Securities registered pursuant to section 12(g) of the Act:

                                            NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                  ON WHICH REGISTERED

        Common Stock, $.001 Par Value       Nasdaq SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  <checked-box>       No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. <checked-box>

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on September 25, 1997, was $53,558,540.00.

The number of shares of the registrant's common stock, $.001 par value, outstanding on June 30, 1997 was 15,864,769.

                  DOCUMENTS INCORPORATED BY REFERENCE

                                 None.

                           TABLE OF CONTENTS

                                                            PAGE NUMBER

ITEM 1. Business......................................          3
        (a) New Developments in Business.............           3
        (b) General Development of Business..........           6
        (c) Description of the Business..............           6

ITEM 2. Description of Properties....................          16

ITEM 3. Legal Proceedings...........................           17

ITEM 4. Submission of Matters to a Vote of Security Holders... 17

ITEM 5. Market  for  the  Registrant's Common Equity
        and Related Stockholder Matters                        18

ITEM 6. Selected Consolidated Financial Data.................. 19

ITEM 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   20
        (a) Overview........................................   20
        (b) Results of Operations...........................   20
        (c) Liquidity and Capital Resources...........         24
        (d) Factors Affecting  Operating  Results  and
            Market Price of Common Stock ..                    25

ITEM 8. Financial Statements and Supplementary Data........... 27

ITEM 9. Changes in and Disagreements with Accountants on Accounting
        And Financial Disclosure.........................      44

ITEM 10. Directors and Executive Officers of the Registrant... 44
         (a) Corporate Directors.............................. 44
         (b) Corporate Officers..............................  46

ITEM 11. Executive Compensation.............................   48

ITEM  12. Security  Ownership  of Certain Beneficial
          Owners  and  Management ...............              51

ITEM 13.  Certain Relationships and Related Transactions...... 52

ITEM 14.  Exhibits.........................................    53
          (a) Financial Statements........................     53
          (b) Reports on Form 8-K.........................     53
          (c) Exhibits.....................................    53

                                PART I

ITEM 1.  BUSINESS

The Company was incorporated in Delaware on September 26, 1986 as Insta Cool Inc. of North America. In January 1995, the Company changed its name to THERMOGENESIS CORP. ("Company") to better reflect the thermodynamic blood processing segment of the biotechnology industry that it hopes to service through development of new products. The Company designs and sells products and devices which utilize its proprietary thermodynamic technology for the processing of biological substances including the cryopreservation, thawing, and harvesting of blood components ("Proprietary Technology"). Historically, the Company's primary revenues have been from sales of its Class I blood plasma freezers and thawers ("Core Line Products") to hospitals, blood banks and blood transfusion centers in 32 countries. The Company has under development five new FDA Class II blood and/or tissue processing systems ("Pipe Line Products"), each consisting of a thermodynamic device designed to process blood and/or tissues through use of proprietary, sterile, disposable processing containers.

(A)  NEW DEVELOPMENTS IN BUSINESS

     FDA DEVELOPMENTS

     (I)   HEMOMATIC<trademark> BLOOD COLLECTION MONITOR

In April 1997, the Company received marketing clearance from the U.S. Food and Drug Administration ("FDA") to market the Hemo-Matic Blood Collection Monitor ("Hemo-Matic") in the United States. The Company is the exclusive distributor in the United States and Canada for the Hemo-Matic, which is manufactured by HemoPharm Services S.A. ("HemoPharm") in France. The Hemo-Matic is an automated blood weigher/mixer used by phlebotomists to collect blood donations. The device is capable of simultaneously weighing and mixing blood, and will assist in the collection of blood donations by automating the process to some degree.

The Company placed eight monitors in a single center field trial with the American Red Cross in April 1997 with sufficiently favorable results to justify an expanded regional field trial of the device using thirty blood collection monitors, beginning in October 1997. The Company has begun to market the product to the American Red Cross Blood Centers, the Canadian Red Cross Blood Centers, and other independent blood collection centers, community blood banks, and hospitals across the country, which represents a potential market for approximately 11,000 Hemo-Matic units.

     (II)  CRYOSEAL<trademark> SYSTEM

In September 1996, the Company submitted a 510(k) Premarket Notification ("510(k)") to the FDA for permission to market the CryoSeal System as an automated rapid method of preparing cyroprecipitated AHF ("Cryo") -- a biological product licensed by the FDA for intravenous treatment of hemophilia. The FDA requested further clarification of certain items in a request for additional information received in April 1997, and the Company responded in writing in May of 1997. Following review of the additional information that was submitted to the FDA, a telephone conference was held to answer preliminary questions raised by one reviewer. The Company is taking all steps to expedite and conclude the review process, and anticipates that the FDA will reach a decision in the second quarter of fiscal 1998.

     (III) BIOARCHIVE<trademark> SYSTEM

In September 1997, Pall Medsep, the licensee for the manufacture and distribution of the three inter-related placental cord blood ("PCB") bag sets, submitted a New Drug Application ("NDA") with the FDA for the PCB collection bag set, and a 510(k) application for the PCB processing and transfusion bag sets. These bag sets streamline the New York Blood Center ("NYBC") protocol for collecting, cryopreserving and transfusing PCB stem cells and feature a novel freezing bag which is designed to be controlled-rate frozen and stored in the BioArchive device at -196{o} C.

The Company is targeting the submission of its 510(k) application for the BioArchive device to be completed in the second quarter of fiscal 1998, but will begin supplying the device to cord blood banks with Investigational New Drug ("IND") exemptions under the Investigational Device Exemption ("IDE") regulation.

     NEW CORPORATE DEVELOPMENTS

     (I)  STRATEGIC PARTNERS

In March 1997, the Company and the NYBC, as co-licensors, entered into a license agreement with Pall Corporation and Medsep Corporation, a subsidiary of Pall (collectively "Pall Medsep"), as Licensees through which Pall Medsep became the exclusive world-wide manufacturer and distributor (excluding Japan) for the system of sterile, disposable containers developed by the Company and NYBC for the processing of hematopoietic stem cells sourced from PCB. Pall Corporation is the international leader in the design, manufacture and marketing of fine disposable filters, membranes and other fluid clarification and separation devices for the health care, aeropower and fluid processing markets.

The system of containers is designed to simplify and streamline harvesting of stem-cell rich blood from the placental/umbilical cords of healthy newborns, and the concentration, cryopreservation (freezing) and transfusion of the PCB stem cells while maintaining the highest stem cell population and viability from each PCB donation. These units of PCB stem cells are designed to be "banked" in frozen storage in a BioArchive robotic storage device at liquid nitrogen temperature (-196*C) for "on demand" hematopoietic reconstitution of patients afflicted with diseases such as leukemia, aplastic anemia, hypoproliferative stem and progenitor cell disorders, leukemia, lymphomas and gaucher disease.

In 1996, the manufacture and distribution rights to the same sterile, disposable PCB processing containers were licensed to Nissho Corporation for exclusive manufacture and marketing in Japan. Nissho is a leading manufacturer of medical equipment, blood-related disposable containers, and pharmaceuticals in Japan. In 1995, the distribution of the BioArchive was licensed to Daido Hoxan for the territory of Japan.

The advantages of PCB stem cell banks to patients and transplant physicians include the following: (1) the PCB stem cell donations can be easily harvested from the postpartum placenta and umbilical cord resulting from the birth of the millions of babies born each year; (2) PCB stem cell treated patients, on the average, demonstrate lower incidence of graft-versus-host disease (GVHD) and improved probability of event-free survival than patients treated with bone marrow; and (3) PCB stem cell donations can be stored in frozen inventory for use immediately on demand in contrast to the average 6-9 month delay in finding a suitable HLA- matched bone marrow donor who must then undergo an invasive surgical procedure to harvest the bone marrow.

Under the license agreement with Pall Medsep, the Company received an advance license payment, and NYBC and the Company will receive a running royalty equal to ten percent (10%) of Pall Medsep's net sales resulting from the sale of the licensed product for use in stem cell blood collection, and a running royalty equal to five percent (5%) of net sales for non-cord blood stem cell use. Under the terms of the license agreement with Nissho, NYBC received certain advance license payments, and NYBC and the Company will receive a running royalty equal to ten percent (10%) of Nissho's sale of the licensed products in Japan.

     (II) NATIONAL HEART LUNG AND BLOOD INSTITUTE STUDY

The National Heart Lung Blood Institute clinical research program will establish PCB progenitor cell banks at three key medical research facilities, Duke University Medical Center ("Duke University"), Children's Hospital of Orange County and UCLA Medical Center. In addition to the three PCB cell banks, the study will consist of seven transplant centers for the clinical transplantation of the PCB units. The five-year, $30 million multi-center study was authorized by NHLBI Director, Dr. Claude Lenfant in October 1996 and is supervised by Dr. Paul McCurdy, Director, Blood Resources Program of the Division of Blood Diseases and Resources.

In June 1997, Pall Medsep was awarded an exclusive contract to provide the THERMOGENESIS/NYBC sterile collection, processing and storage systems for the NHLBI study of PCB transplants. The Company believes that the practical effect of this award is that a standardization in the procedures utilized to collect, process, cryopreserve and transfuse cord blood stem cells may now take place.

In August 1997, the Company announced that its BioArchive was selected by Duke University and Children's Hospital of Orange County, two of the NHLBI collection centers, for use in the NHLBI clinical study to freeze, store and manage donated units of PCB progenitor cells. In September 1997, the Company received additional orders for the BioArchive from the NYBC and Daido Hoxan of Japan. The FDA's pre-market human clinical investigation rules govern the research program and the BioArchive Systems will be delivered to Duke University, Children's Hospital of Orange County and the NYBC under the Investigational Device Exemption (IDE) regulation, and cost recovery provisions will be utilized for the equipment. The second quarter of fiscal 1998 is the projected target date for the submission to the FDA of a 510(k) application for the BioArchive System.

     (III) EQUITY FINANCING

In November 1996, the Company completed a private placement raising a total of $8,268,006, before direct expenses. The net funds of approximately $7,300,000 are being used for general corporate purposes that include, but are not limited to, payment of existing accounts payable and short-term debt, testing of products, continued research and development, preclinical trials, production costs and inventory, advertising and promotional materials related to new products in development, working capital, and increased payroll due to the addition of personnel necessary to bring the new products in development to market.

Assuming the exercise of all Warrants issued as part of the Units in the private placement at $3.885 per share, the Company would receive an additional $5,353,534, which would be used to support general operations and continued research and development for additional products and markets. The Company does not, however, anticipate that the Warrants will be exercised immediately, based on the current trading price of $3.50 on September 25, 1997.

(B)  GENERAL DEVELOPMENT OF BUSINESS

During the fiscal years 1988 through 1994, the Company focused its efforts on research and development and on refining Core Line Products. Since July 1994, the Company has aggressively sought new applications for its Proprietary Technology, which culminated in five FDA Class II products, two of which the Company expects to market launch in fiscal 1998. The new FDA Class II products are indicative of the Company's efforts to develop systems and processes for therapeutic use in larger markets; products which by their inherent nature require consumable disposable components for the processing of blood and/or tissue.

     HISTORICAL AND PROSPECTIVE

The Company's strategy has been to develop superior FDA Class I blood processing devices for facilities, such as the Red Cross and other blood transfusion societies of various countries, which process blood components, inventory blood components, or fractionate blood plasma, thereby quickly establishing credibility for the Company's Proprietary Technology. Early products which were designed for blood banks and hospitals have received rapid 510(k) permission to market, and the Company sells them directly and through its distribution network in 32 countries.

From 1988 to 1992 the Company's products were designed to transfer heat by circulating refrigerated heat transfer liquids directly into contact with plastic sealed containers of blood plasma. These initial designs used liquids containing chloro-flouro-carbons ("CFC") which the Company phased out in the fall of 1992. Thereafter, the Company developed an alternative heat transfer method which automatically interposed a thin flexible membrane between the heat transfer liquid and biological substances which process allowed for use of non-CFC based heat transfer liquids. The Company continues to refine these plasma freezers and thawers in order to maintain its market leadership.

The five Pipe Line Products under development each consist of a thermodynamic device designed to process blood and/or tissues through use of proprietary, sterile, disposable processing containers. The disposable components are an integral part of most blood processing systems, and related medical devices that come into contact with blood and tissue. The proprietary, sterile, disposable containers and other disposable components of the new systems will potentially generate continuing revenue streams for the Company through each use of the equipment, compared to current revenues generated from the sale of Core Line Products which are purchased as capital equipment. Based on its current market research of surgical and medical procedures, and reimbursement costs for those procedures, the Company estimates that its new Pipe Line Products will collectively compete in markets where annual revenues are in excess of $2 billion annually.

The Company operates in one industry segment, and reports the results of its operations for only one industry segment.

(C)  DESCRIPTION OF THE BUSINESS

     BACKGROUND OF MARKETS AND PRODUCTS

The Company's Core Line Products of ultra rapid plasma freezers use heat transfer liquids, rather than gases such as air, carbon dioxide or nitrogen to transfer heat to and from a biological substance. From 1988 to 1992, the Company's devices were designed to transfer heat by causing these heat transfer liquids to directly contact the plastic container within which the blood components were sealed. However, since these liquids contained a CFC chemical, an improved heat transfer method was developed and patented which automatically interposed a thin flexible plastic membrane between the heat transfer liquid and the container housing the blood component. This flexible membrane allowed the use of low viscosity silicone based heat transfer liquids, thereby allowing the Company to produce CFC-free devices.

The Company's blood plasma thawers utilize algecide treated water to transfer heat through the patented flexible membrane system. In tests performed by the Company's research and development ("R&D") staff, the Company compared the rate and homogenous quality of temperature rise in four bags of frozen plasma in a THERMOGENESIS plasma thawer and a microwave oven. The Company found that the frozen plasma in the THERMOGENESIS thawer rose to a transfusible temperature (20{o}C), faster than the thaw rate for frozen plasma in a microwave oven, and the plasma in the THERMOGENESIS thawer had less temperature variation throughout its volume after thawing than the plasma thawed in the microwave oven. The Company currently manufactures the following Core Line Products of blood plasma freezers and thawers:

     MODEL             CAPACITY                APPLICATION               TARGET MARKET
      MP2000          168 Plasma Bags/Hr.       Freeze Blood Plasma           Blood Banks,
                                                                           Transfusion Boards,
                                                                               Red Crosses
      MP1000          64 Plasma Bags/Hr.
       MP750          32 Plasma Bags/Hr.
       MP500          24 Plasma Bags/Hr.
       MPIII          12 Plasma Bags/Day          Portable Blood              Blood Banks,
                                                  Plasma Freezing          Transfusion Boards,
                                                    and Storage                Red Crosses
       MPII            6 Plasma Bags/Day
      MPIIIt          24 Plasma Bags/load
       MT202         2 Plasma Bags/12 Min.       Thaw Blood Plasma          Blood Banks, Hospitals
       MT204         4 Plasma Bags/12 Min.
       MT210        10 Plasma Bags/12 Min.

The freezers differ in size and capacity and have suggested retail prices which range from $10,000 to $65,000 for the larger capacity plasma freezers. The price also varies within each model depending upon configuration and accessory equipment purchased. The Company sometimes offers discounts from its list price to meet competitive conditions.

Materials used to produce the Company's products are readily available from numerous sources. Based upon current information available from its vendors, the Company does not anticipate any shortage of supplies required to manufacture its products. In 1992, the Company introduced a replacement heat transfer liquid and refrigerant which is free of chloro-fluoro-carbons (CFC) for use in the Proprietary Technology. The replacement chemicals are readily available and the Company does not anticipate any shortages or constraints on supplies.

The Company has targeted the commercial blood fractionators manufacturers, Red Cross facilities, hospitals and independent blood collection facilities as the primary customer for its freezers and thawers, which are marketed on the basis of speed of operation, energy savings, precision of temperature control and the increased yields of important blood proteins.

The Company expects limited growth in the market for blood plasma freezers and thawers and, as a result, the continued growth of the Company is dependent upon the development of new applications for the Proprietary Technology in the medical blood processing field and other markets. It is management's belief that its freezers and thawers have an approximate service life of between 6-10 years and the Company is beginning to experience a replacement market within the blood plasma industry.

The Company has five unique Class II medical systems under development, each of which features not only a thermodynamic platform to process blood products in a closed system, but use of various sterile, disposable plastic containers and applicators that come into direct contact with the blood product. These disposables must be replaced after each use, thereby potentially transforming the sale of each system into a long term revenue stream. The Company is on schedule to complete development of the first two of these Class II systems - CryoSeal and N{2} BioArchive - by the second quarter of fiscal 1998, and has formed strategic business relationships with major medical companies to assist its manufacturing and marketing efforts. See "Research and Development" below for a summary of the current Class II medical systems in development.

  MARKETING, SALES AND DISTRIBUTION

The Company sells its medical products to blood banks and hospitals including the Red Cross or Blood Transfusion agencies of the United States, Australia, Belgium, Canada, China, Denmark, France, Germany, Japan, Korea, the Netherlands, Singapore, Sweden, Switzerland, and Taiwan. The plasma thawers have suggested retail prices between $2,850 to $10,000 and are marketed in the U.S. and Canada predominately through inside direct telemarketing sales staff and distributors in most foreign markets.

The Company has primarily targeted the blood processing industry which consists of approximately 7,000 hospitals and blood collection centers in the United States and approximately 20,000 hospitals and blood collection centers in the industrial nations outside the United States. The Company has formulated its marketing strategy based, in part, on the fact that United States accounts are serviced either by employees of the Company or a manufacturing representative, and internationally by regional manufacturing representatives or distributors. The primary thrust of the Company's marketing efforts has been focused on hospitals and blood banks run or managed by either the Red Cross, private or public blood collection/transfusion agencies of the United States, Australia, Belgium, Canada, China, Denmark, France, Germany, Japan, Korea, the Netherlands, Singapore, Sweden, Switzerland, and Taiwan. In 1993, the Company instituted a comprehensive telemarketing program to increase market coverage in the United States and Canada, and in September, 1994, the Company began to upgrade its customer service department with telemarketing support.

The Company has already formed strategic business relationships to assist its manufacturing and marketing efforts for the FDA Class II Pipeline Products, and will seek other similar relationships in the future. See "License and Distribution Rights" below.

   RESEARCH AND DEVELOPMENT

The Company incurred approximately $447,000, $1,317,000 and $3,562,000 in research and development ("R&D") expenses for the years ended June 30, 1995, 1996 and 1997, respectively. The R&D expenditures in 1997 increased by approximately 170% over the 1996 year. The R&D expenditures were principally related to final development of two Class II medical devices nearing product launch. The Company anticipates expenses to continue as a significant percentage of revenues until new product launches are complete. See Item 7 below, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CRYOSEAL SYSTEM. The CryoSeal System is a small, floor-standing thermodynamic device and special blood processing container which harvests Cryo from a donor's blood plasma. Cryo is licensed by the FDA for the intravenous treatment of clotting protein deficient patients (hemophilia). As the CryoSeal System prepares Cryo in less than one hour compared to two to three days when utilizing current conventional blood bank procedures and equipment, the CryoSeal System may also be suitable for the harvesting of adhesive and clotting proteins, and growth factors from a surgical patient's own blood for use by the surgeon to stop surface bleeding, bond tissues and augment or replace sutures. Should the FDA permit this practice, the Cryo harvested by the CryoSeal System -- called CryoSealant<trademark>, would become an autologous biological adhesive containing the adhesive and/or clotting proteins fibrinogen, fibronectin, von Willebrand's Factor, factor VIII, and the clot stabilizing protein, factor XIII, as well as platelet derived growth factors
(PDGF). The Company believes that the CryoSeal System may become an effective, safe and less expensive alternative to the current commercial tissue sealant known as "Fibrin Glue" which, the Company estimates has annual sales of $400 million in Europe and Japan, but which has been licensed by the FDA for sale in the United States. The license for Fibrin Glue has since been rescinded.

Medical literature documents important practical applications for Fibrin Glue in thirteen distinct surgical areas, including plastic, thoracic, cardiovascular, orthopaedic, and opthamalogic surgery. Commercially available Fibrin Glue predominantly includes fibrinogen proteins which have been harvested from plasma pooled from thousands of donors. Fibrin Glue is sold outside the United States in kits which include a simple applicator and cost the hospital $100 to $220 per milliliter, depending on the country. Although Fibrin Glue sourced from pooled plasma has not yet been licensed by the FDA for sale in the USA, perhaps, due to concerns over contamination by viruses such as HIV and hepatitis, The Marketing Research Bureau's Report, "Market Assessment of the Commercial Fibrin Sealant Market in the United States: 1996," estimates the potential annual U.S. market for such a biological adhesive to be in excess of $400 million. No assurances can be given that the Company will receive FDA permission to market its CryoSeal System as a device to produce autologous fibrin glue, or that it will obtain significant market share or revenues from the distribution of its system.

The Company believes that there is a significant need for a tissue sealant that fulfills the surgeon's requirement for effectiveness and ease of use while accomryoSeal System, which can produce 8 to 10 ml of harvested clotting and adhesive proteins, requires the use of two or more of the following disposables which are integral components to the System:

   CP-1: A sterile, plastic bag set for harvesting the proteins and growth factors from the patient's blood plasma.

   SA-1:   A   small,   sterile,   hand-held  spray  applicator  for  precisely
           depositing CryoSealant on large bleeding wound sites.

   DA-1: A small, sterile, hand-held plastic line or dot applicator for precisely depositing CryoSealant on small or narrow bleeding wound sites.

Clinical studies with the CryoSeal System, which are exploring CryoSealant as an autologous fibrin glue, are now taking place in the United States and Canada under the direction of Dr. Dean Toriumi, a leading specialist in reconstructive surgery at the Medical School of the University of Illinois at Chicago, and Dr. Gail Rock, a leading specialist in hematology and coagulation at the Ottawa Civic Hospital. Additional clinical trials are also scheduled to begin in Italy and Japan in the second quarter of fiscal 1998.

In September 1996, the Company applied to the FDA for 510(k) clearance to market its CryoSeal System for the rapid automated preparation of Cryo harvested from a single donor's unit of blood plasma, a biological product licensed by the FDA for intravenous treatment of hemophilia.

The second and more critical stage of the regulatory process will be to submit additional clinical findings to support the use of the CryoSeal System as an autologous topical hemostatic and tissue bonding agent during surgery. The Company is currently in the process of identifying specific surgical protocols which would provide the data to submit to the FDA for permission to expand the applications of the CryoSeal System.

N{2} BIOARCHIVE SYSTEM. This System is a highly evolved means for collecting, processing, controlled-rate freezing, storing and retrieving biological thermolabile substances such as stem and progenitor cells, corneas, heart valves, sperm cells, virus samples, biopsy specimens, cell lines and blood, tissue and saliva samples for DNA matching. It features a liquid nitrogen dewar equipped with a robotic insertion and retrieval arm with remote optical bar code reading, controlled rate freezing and a computerized inventory management system with proprietary disposable containers tailored to the specific biological item. The need to accurately validate that the freezing rate and storage and retrieval of these precious biological tissues is paramount. For example:

   <circle>  Both  sperm banks and prospective mothers need to be sure that the implanted sperm has been correctly frozen and stored and then correctly identified and retrieved from the thousands of similar inventory items.

   <circle> Both police departments  and  suspects need to be assured that DNA-
     typed blood, tissue or saliva samples have been correctly frozen and stored and then correctly identified for forensic purposes.

   <circle> Both  pathologists  and  patients  need  to  be assured that biopsy
     samples  have  been  correctly  frozen  and  stored  and  then   correctly
     identified and retrieved from the thousands of similar inventory items.

   <circle>  Both transplant surgeons and patients need to be assured that  the genetically-typed stem cells for transplantation have been correctly frozen and stored and then correctly identified and retrieved from the thousands of similar inventory items.

The first biological substance for which N{2} BioArchive disposables have been designed is stem and progenitor cells from placental blood drawn from blood within the placenta and umbilical cord that is normally discarded after every birth. Placental stem and progenitor cells have been identified by researchers as a superior replacement alternative to bone marrow for the reconstitution of the immune system. Recent articles in THE NEW ENGLAND JOURNAL OF MEDICINE verify the improvements in patient mortality that result from the intrinsic advantages of cord blood stem cells over bone marrow stem cells. For example, cord blood stem cells can be easily collected, frozen and stored in "banks" for immediate use and cord blood stem cells are more tolerant of a mismatch resulting in lower levels of graft vs. host disease for the patient.

For optimum therapeutic benefit, it will be necessary to harvest and inventory many thousands of cryopreserved placental stem cell donations, all genetically typed. In cooperation with a pioneer and leading expert in this field, Dr. Pablo Rubinstein of the NYBC, the Company has developed three disposable components that optimize the marriage of stem cell collection with the N{2} BioArchive System:

   SCP-1: A sterile plastic bag set for harvesting and cryopreserving the stem cells in a closed system and transferring them to the detachable freezing bag.

   TR-1: A sterile, plastic disposable bag set for optimally preparing the frozen stem cells for transfusion.

   PC-1: A small disposable metal container to hold and protect the stem cell freezing bag during storage in the N{2} BioArchive System and subsequent transport to the transplant site.

No assurances can be given that the Company's N{2} BioArchive System will be accepted by the market as new uses for the product are implemented.

JRC BLOOD SAMPLE STORAGE AND RETRIEVAL SYSTEM. The JRC System is designed as a long-term storage freezer, computer inventory system and blood sample container for use by the Japanese Red Cross for storing samples of all blood donations that occur in Japan each year. The blood sample storage program has been mandated by the Japanese government in an effort to comply with new product liability laws in Japan, where approximately 6,600,000 blood donations occur annually. The Company shipped the prototype JRC System to Daido-Hoxan, the Company's Japanese distributor, in November 1996 for tests and performance review. In February 1997, Daido Hoxan placed an order for five (5) additional systems for installation at the five (5) JRC collection centers in Hokkaido as an expanded pilot program. No assurance can be given that the Company's Blood Sample Storage and Retrieval System will ultimately be purchased in quantity by the Japanese Government.

A brief description of the other three Class II products under varying levels of development, all of which utilize the same thermodynamic technology already refined for the CryoSeal System, are listed as follows:

   MICROSEAL<trademark> SYSTEM. MicroSeal is a bench top system that requires less than 50 ml of blood, drawn in a syringe to harvest up to 1 ml of CryoSealant for the hundreds of thousands of microsurgeries that occur each year that could benefit from a safe, effective biological tissue sealant or hemostatic agent, such as: closing macular holes in the eye, minimizing scarring in fallopian tube surgery, sealing excised cataract wounds, bonding skin flaps in minor cosmetic surgery, and repairing ruptured eardrums.

   CRYOFACTOR<trademark> SYSTEM. The CryoFactor System is intended to harvest a full array of autologous PDGF immersed in a solution of adhesive proteins from a patient's own blood donation for the treatment of chronic wounds such as diabetic and venous insufficiency ulcers and for the healing and joining of severed nerves.

   CRYOPLATELET<trademark> SYSTEM. The CryoPlatelet System is intended to cryopreserve blood platelets which retain their viability when thawed utilizing novel freezing rates, proprietary disposable containers and transfusable, biodegradable cryoprotectants. Currently, platelets cannot successfully be frozen and remain viable, and, unfrozen, have a shelf life of only five (5) days. As a result, 400,000 bags (10% of total bags produced in the United States) are discarded annually due to outdating.

   MANUFACTURING

The Company has in-house manufacturing capabilities and is currently manufacturing approximately 70-80% of its products for sale. The Company believes that vendors used by the Company are capable of producing sufficient quantities of all required components. The Company moved to a larger 11,000 square foot facility in July 1994 where it has consolidated its activities and is in the process of upgrading its manufacturing practices to ISO 9000 standards. In February 1997, the Company moved its sales, marketing and administrative functions, and its research and development engineering offices into a 17,400 square foot facility, thereby dedicating the 11,000 square foot and 5,000 square foot facilities to manufacturing and manufacturing engineering. Current manufacturing facilities are adequate to handle anticipated sales volumes for both Core Line Products and Pipeline Products.

Products manufactured or sold by the Company are warranted against defects in manufacture for a period of 12 months from delivery when used for the equipment's intended purpose, which warranties exclude consequential and incidental damages to the extent allowed by law.

   LICENSES AND DISTRIBUTION RIGHTS

In June 1995, the Company licensed the Japanese distribution rights to its N{2} BioArchive System and the Vial BioArchive System to Daido-Hoxan, Japan.

In June, 1996, the Company awarded an exclusive manufacturing license and distribution agreement for the CryoSeal System for the country of Japan to Asahi Medical Co., Ltd., of Japan, a division of Asahi Chemical. Asahi Medical is a leading supplier of artificial kidneys, blood purification systems and leukocyte removal systems, with annual revenues of $270 million. Asahi will manufacture the CP-1 disposable bag set, purchase the CryoSeal System thermodynamic processing device (CS-1) and SA-1 and DA-1 surgical applicators from the Company, and market the CryoSeal System in Japan.

In March 1997, the Company and NYBC licensed Pall Medsep as the exclusive world-wide manufacturer and distributor (excluding Japan) for the PCB system of sterile, disposable containers developed by the Company and NYBC. In 1996, the manufacture and distribution rights to the same sterile, disposable PCB processing containers were licensed to Nissho Corporation for manufacture and distribution by Nissho in the territory of Japan.

   COMPETITION

The Company hopes to develop a competitive advantage in the medical applications of its Proprietary Technology, but it realizes that there are many companies engaged in related areas which are substantially larger and possess greater financial resources and personnel which could compete with the Company. There are approximately 13 companies with sales in excess of $50,000,000 which manufacture blast air chillers and freezers or liquid nitrogen and carbon dioxide systems.

The Company's principal market is the users of ultra-rapid blood plasma freezing and thawing equipment. Based upon attendance at trade shows and discussions with customers and potential customers, management has identified four companies which sell freezers in the industry: Revco, a division of Rheem Manufacturing, Forma Scientific, a division of Mallinckrodt, Inc., Harris Corporation, and the Company. The Company is unable to ascertain its specific competitive position within the blood plasma freezer industry and management has no knowledge of whether Harris Corporation is a subsidiary of another Company. The Company competes primarily based on performance of its products. Based upon conversations with customers and potential customers and attendance at trade shows, management believes that the Company's products are generally more expensive than its competitors, ranging in price from $10,000 to $65,000 for the Company's plasma freezing products compared to $2,000 to $25,000 for competing products.

The Company may face substantial competition for all of its Pipe Line Products. The CryoSeal System, should the Company receive FDA permission to claim tissue adhesion and hemostasis for the CryoSealant, may face competition from major plasma fractionaters which currently sell fibrin glue sourced from pooled plasma outside the United States. Fibrin glue currently sourced from pooled plasma may also eventually receive permission from the FDA for marketing in the United States. The fractionaters currently producing fibrin glue are significantly larger and better financed than the Company.

Although the Company believes that the BioArchive System is currently unique in its ability to utilize computers, optics and proprietary disposable bag sets to store sterile, processed biologicals in liquid nitrogen, numerous larger and better financed medical device manufacturers may choose to enter this market as it develops. If such companies enter this market, the Company would most likely face formidable competition and be required to rely significantly on its Proprietary Technology and patents covering the processes.


   PATENTS

The Company believes that patent protection is important for products and potential segments of its current and proposed business. The Company currently holds six (6) patents, and has four (4) patents pending to protect the designs of additional products which the Company intends to market. There can be no assurance, however, as to the breadth or degree of protection afforded to the Company or the competitive advantage derived by the Company from current patents and future patents, if any. Although the Company believes that its patents and the Company's existing and proposed products do not infringe upon patents of other parties, it is possible that the Company's existing patent rights may be challenged and found invalid or found to violate proprietary rights of others. In the event any of the Company's products are challenged as infringing, the Company whe issue. There is no assurance that the Company would be able to finance costly patent litigation, or that it would be able to obtain licenses or modify its products in a timely manner. Failure to defend a patent infringement action or to obtain a license or implementation of modifications would have a material adverse effect on the Company's continued operations.

The following table sets forth the status of the Company's patents covering its products:

     #.         PATENT DESCRIPTION     USA FILING    USA ISSUED       JAPAN          EEC
                                          DATE          DATE
      1      Flexible membrane heat       1992          1993         Pending       Pending
             transfer
      2      Portable heat transfer       1991          1993         Pending       Pending
             and storage device
      3      Blood component thawing      1992          1993         Pending       Pending
             device
      4      Cryoprecipitating device     1993          1994         Not Filed     Not Filed
      5      Device and method for        1993          1996         Pending       Pending
             harvesting and producing
             fibrinogen-rich
             cryoprecipitate
      6      Sterile bag set for          1995           Pending      Filed, 1996   Filed, 1996
             harvesting, processing
             and cryoprotecting
             placental stem and
             progenitor cells*
      7      Computer controlled          1995            1997         Filed, 1996   Filed, 1996
             device and disposable
             container for the
             storage and retrieval of
             thermolabile
             substances**
      8      Apparatus, method and        1996             Pending      Will be      Filed, 1997
             container for                                              Filed, 1998
             fibrinogen-rich
             cryosealant
      9      Freezing and thawing         1996              Pending     Will be      Filed, 1997
             bag, mold, apparatus and                                   Filed, 1998
             method**
     10      Transfussion bag set,        1997              Pending       Will be    Will be Filed,
             and method**                                                Filed, 1998   1998

     *     Jointly developed with The New York Blood Center.
     ** Jointly developed with The New York Blood Center, and assigned to the Company.

While patents have been issued or are pending, the Company realizes (a) that the Company will benefit from patents issued, if any, only if it is able to market its products in sufficient quantities of which there is no assurance;
(b) that substitutes for these patented items, if not already in existence, may be developed; (c) that the granting of a patent is not determinative of the validity of a patent; such validity can be attacked in litigation or the Company or owner of the patent may be forced to institute legal proceedings to enforce validity; and (d) that the costs of patent litigation, if any, could be substantial and could adversely affect the Company.

   REGULATION OF BUSINESS

FDA regulations govern the Company's operations at its facilities in connection with the manufacture of its products, and govern the sale and distribution of those products. Essentially, all medical devices marketed after May 28, 1976, the date of the Medical Device Amendments to the Food, Drug and Cosmetic Act ("FDCA"), must receive clearance or approval from the FDA, unless exempt by regulation, prior to the marketing or sale of such products or distribution in interstate commerce. Most of the Company's products require FDA clearance through a 510(k) submission. This regulatory process requires that the Company demonstrate substantial equivalence to a product which was on the market prior to May 28, 1976, or which has been found substantially equivalent after that date. Today, the process of obtaining FDA clearance can be lengthy, expensive, and generally requires submission of extensive preclinical data and, in certain cases, in-use or clinical data, to support a finding of substantial equivalence.

Under FDA regulations, medical devices are classified in one of three categories: Class I, Class II or Class III devices, based on the health risk posed by such device. Each class of device must comply with certain regulatory requirements established by the FDA in order to ensure the safe and effective use of the devices. Class I devices are subject to General Controls, which includes a good manufacturing practices ("cGMP") quality system, labeling, and in some instance 510(k) submissions. Class II devices are also subject to the General Controls, and in addition must comply with Special Controls established at the discretion of the FDA. Special Controls may include application of performance and safety standards, product type standards, clinical or in-use studies, post-market surveillance and reporting, and other FDA guidelines established at the time of product submission review. Class III devices are higher risk devices that are generally associated with invasive procedures and must receive FDA pre-market application ("PMA") approval prior to distribution.

The product development, preclinical and clinical testing, manufacturing, labeling, distribution, sales, marketing, advertising and promotion of the Company's research, investigational, and medical devices are subject to extensive government regulation in the United States, and also in other countries. Products manufactured in the United States which have not been cleared by the FDA through a 510(k) submission, or which have not been approved through the PMA process, must comply with the requirements of Section 801 of the FDCA prior to export. Class I and Class II devices which are capable of being cleared by the FDA under a 510(k) submission do not require FDA approval for export; however, the Company's products must still comply with certain safety and quality system requirements in foreign countries where the products are proposed to be sold.

Non-compliance with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, distribution, sales and marketing, or refusal of the FDA to grant approval of a PMA or clearance of a 510(k). Actions by the FDA might also include withdrawal of marketing approvals and criminal prosecution. Such actions could have a material adverse effect on the Company's business, financial condition, and results of operation.

   ENVIRONMENTAL MATTERS

The Company has a California Environmental Protection Agency Identification number for the disposal of biohazardous waste from its research and development biolab. The Company does not anticipate that compliance with federal, state and local environmental protection laws will have a material impact on the Company or require any material capital expenditures under present regulation.

   EMPLOYEES

As of June 30, 1997, the Company had 85 full time employees. The full time employees were assigned to the following areas in general: administrative support, 13; sales and marketing support, 17; manufacturing 30; research and development, 21; regulatory and quality control 4. The Company also utilizes temporary employees throughout the year to address significant fluctuations in orders and product manufacturing. The Company has a full time human resources manager and considers its employee relations to be good.

   FINANCIAL INFORMATION ON FOREIGN SALES AND DOMESTIC  OPERATIONS  AND  EXPORT
   SALES

The Company has no foreign manufacturing operations. For the fiscal year 1997, foreign sales were approximately $1,024,000, or fifteen percent (15%) of net sales. For the fiscal year 1996, foreign sales were approximately $1,692,000, or forty-one percent (41%) of net sales for the year. See Note 5 to the
Financial Statements contained in this report on Form 10-K for further discussion of foreign operations.

   BACKLOG

The Company's cancelable backlog at June 30, 1997 was $360,000.

ITEM 2.  DESCRIPTION OF PROPERTIES

In July 1994, the Company leased an approximately 11,000 square  foot  facility located in Rancho Cordova, California. This facility is used for the manufacturing assembly of the Company's medical devices, and was upgraded during fiscal 1997 as part of the Company's efforts to obtain ISO 9000 certification. In August 1997, the Company extended that lease for 26 months, and it will expire in January 2002. Annual lease expense is $52,860 for this facility.

In December 1996, the Company leased an approximately 17,400 square foot facility, also located in Rancho Cordova, California, which is used as the main administrative and sales office, and used as the Company's research and development engineering office. This lease expires in December 2001, and the average annual lease expense is $147,934 for this facility.

In May 1997, the Company also leased an approximately 5,000 square foot facility located adjacent to its manufacturing facility in Rancho Cordova, California. This facility is used for the manufacture and preparation of certain components and parts of the Company's medical devices that are assembled at the main manufacturing facility. The lease expires in June 2000, and the average annual lease expense is $21,756 for this facility.

At fiscal year end, the Company did not own or lease any other facilities and, with the exception of short term warehouse space leased and utilized from time to time, management believes that current facilities are adequate to handle current and expected operations, including future growth in the number of products manufactured.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending or threatened legal proceedings, nor is its property subject to any legal proceedings.

The Company's products are relied upon by medical personnel and lab technicians as part of blood collection process from a donor, and in some instances treatment of a patient. If injury were to result from the operation of the equipment, the Company, along with others, may be sued and, whether or not the Company is found liable, it may incur legal expenses associated with defending such actions. The Company carries product liability insurance in the
amount of $2,000,000 to help insulate  against  such  risk.   While management
of the Company believes that current insurance coverage is sufficient, there can be no assurance that such coverage will ultimately be adequate to cover liabilities which may occur. Moreover, the Company may be unable to obtain product liability insurance in amounts and on terms that it finds favorable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 29, 1997. The following is a summary of the results of managements proposals submitted to the stockholders for approval:

PROPOSAL  1                          AFFIRMATIVE   WITHHELD
Election of Directors
    Philip H. Coelho                 11,598,181    233,647
   Charles de B. Griffiths           11,643,993    187,835
   Walter J. Ludt, III               11,642,393    189,435
   Hubert Huckel                     11,643,993    187,835
   Patrick McEnany                   11,578,233    253,595

PROPOSAL  2                  AFFIRMATIVE AGAINST     ABSTAIN      NOT VOTED
Amendment to 1994
Stock Option Plan to
Increase Number of Shares     10,812,766   825,489      54,146       139,427

Based on the foregoing tabulation of votes, the directors nominated were elected and Proposal 2 was approved. No other matters were submitted.

   EXECUTIVE OFFICERS OF THE CORPORATION

The information concerning the Company's Officers required by this Item is incorporated by reference to the section in Part III of this report entitled "Directors and Executive Officers of the Registrant".

                                PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                STOCKHOLDER  MATTERS

The Company's common stock, $.001 par value, is traded on the Nasdaq SmallCap Market under the symbol KOOL. The following table sets forth the range of high and low bid prices for the Company's common stock for the past two fiscal years as reported by Nasdaq. The ranges listed represent actual transactions, without adjustment for retail markups, markdowns or commissions, as reported by Nasdaq.

                              HIGH{    }       LOW   {    }                                   HIGH  {(1)}      LOW[(1)]
 FISCAL 1997:                                                      FISCAL 1996:
  First Quarter (Sept.30)     $4.25           $4.0625               First Quarter (Sept. 29) $2.1325           $2.125
  Second Quarter (Dec. 31)    $3.875          $3.6875               Second Quarter (Dec. 29) $1.8125           $1.625
  Third Quarter (Mar. 31)     $3.0625         $2.875                Third Quarter (Mar. 29)  $3.4375           $3.25
  Fourth Quarter (June 30)    $2.78125        $2.78125              Fourth Quarter (June 28) $4.3125           $4.0625

__________

   {   (1)   }Restated  to  reflect a 1 for 2 stock consolidation effective June
            14, 1996.

The Company has not paid cash dividends on its common stock and does not intend to pay a cash dividend in the foreseeable future. There were approximately 525 stockholders of record on June 30, 1997.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                   THERMOGENESIS CORP.
                  FIVE-YEAR REVIEW OF SELECTED CONSOLIDATED FINANCIAL DATA

        SUMMARY
     OF OPERATIONS             1997                1996              1995              1994              1993
Net sales                        $6,614,044         $4,124,634        $3,311,880        $2,678,192        $2,018,466
Cost of sales                   (4,326,964)        (1,759,659)       (2,096,116)       (1,454,727)       (1,166,523)
Gross profit                      2,287,080          2,364,975         1,215,764         1,223,465           851,943
General and
administrative                  (1,370,401)          (426,318)         (334,028)         (300,379)         (457,682)
Selling and
  marketing                     (2,143,523)        (1,173,254)         (827,269)         (781,603)         (551,645)
Research and
  development                   (3,562,280)        (1,317,330)         (446,780)         (391,794)         (153,980)
Other income                        114,372             84,847           304,017           265,028            64,555
Other expense                     (131,070)          (101,454)                 -           (3,471)          (14,213)
Net loss                       ($4,805,822)         ($568,534)         ($88,296)           $11,246        ($261,022)
Net loss per share                  ($0.32)            ($0.05)           ($0.01)             $0.00           ($0.02)


   BALANCE SHEET DATA          1997             1996             1995             1994             1993
Cash                           $3,510,861       $1,243,079      $   325,965       $  347,769       $  236,539
Working capital                 6,407,237        3,589,057        1,413,156        1,438,579        1,222,908
Total assets                   10,187,726        5,937,140        2,662,839        2,500,399        2,290,398
Total liabilities               2,163,084        1,562,829          662,256          429,762          328,332
Long-term debt                    164,283          282,919               --               --               --
Total shareholders'
  equity                        8,024,642        4,374,311        2,000,583        2,070,637        1,962,066

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS SECTION AND OTHER PARTS OF THIS REPORT ON FORM 10-K WHICH ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE PROJECTED RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT AFFECT ACTUAL RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SUBSECTION ENTITLED "FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF COMMON STOCK" BEGINNING ON PAGE 25, AND OTHER FACTORS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

The following discussion should be read in conjunction with the Company's financial statements contained in this report.

(A) OVERVIEW

The Company's core business is the sale of ultra-rapid blood plasma freezing and thawing systems. Including the April 1997 FDA permission to market the Hemo-Matic blood collection monitor, the Company has FDA permission to market a total of five Core Line medical devices. The Company's primary revenues have been from sales of its Core Line Products to blood banks and blood plasma thawers to hospitals and transfusion centers. In addition to blood plasma thawers and freezers, the Company received minor revenues from the sale of related blood processing products in the same market. These Core Line Products have been purchased during past years by major blood banks in more than 32 countries. All core line products are FDA Class I medical devices purchased as capital equipment.

At the start of fiscal 1996 (July 1995), management initiated a three-year plan to develop the new category of Pipeline Products, each of which would require consumable disposable components, and each of which will compete in markets where annual revenues exceed $100 million. These new Pipeline Products would all be based on the Proprietary Technology developed and refined during the previous seven years.

In contrast to the Company's Core Line Products, the new Pipeline products are all FDA Class II products which feature a sophisticated thermodynamic platform device and one or more sterile, disposable plastic blood processing containers and/or applicators which will be utilized and replaced every time the systems are operated - thereby potentially providing a continuing revenue stream from each use or therapeutic application of each system sold. Upon regulatory approval, the Company intends that these Pipeline Products will be sold to hospitals, surgicenters, wound care centers, tissue banks and transplant centers.

(B) RESULTS OF OPERATIONS

   THE YEARS ENDED JUNE 30, 1996 AND 1997:

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

To design, manufacture and market the Company's new pipeline products to GMP and ISO 9000 series standards, the Company needed to undergo a significant upgrading throughout its facilities and organization. In order to provide some indication of how the costs of upgrading for the new FDA Class II Pipeline Products have impacted its financial statements, the Company has prepared the following information related to its fiscal 1996 and fiscal 1997 Statements of Operations by Core Line and Pipe Line Products:



                                      FISCAL 1996{ (1)} (unaudited)
                   Core                      Pipeline              Total
                   Products                    Products
       Total        Expenses:
                    G & A           (426,318)                        (426,318)
                    S & M         (1,173,254)                       (1,173,254)
                    R & D           (123,739)     (1,193,591)       (1,317,330)





                                     FISCAL 1997{(1)} (unaudited)
                                      Core                      Pipeline
                                      Products                  Products              Total
                    Expenses:
                    G & A             (447,634)                   (922,767)            (1,370,401)        S & M
                    S & M             (1,208,452)                 (935,071)            (2,143,523)        R & D
                    R & D              (198,395)                  (3,363,885)          (3,562,280)

    {(1)    }Where   actual   data  was  not  recorded,  management  has   made
            appropriate  estimates   based   on  a  consistent  treatment  with
            historical information from the available data.

   SALES AND REVENUES:

Net sales increased from fiscal 1995 to fiscal 1996 by 25%. This sales increase was primarily due to increased sales of human blood plasma freezers and $400,000 for a license fee.

Net sales increased from fiscal 1996 to fiscal 1997 by 60% primarily from similar increases in human blood plasma freezer sales.

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

The increase in cost of sales as a percent of sales from 47% in fiscal 1996 to 65% in fiscal 1997 was primarily attributable to increases in manufacturing overhead and lower than anticipated margins on the Company's $4 million sale to a single customer, due principally to additional installation costs, partially
caused   by   unexpected  failures  of  vendor-supplied  condensing  units  and
compressors for these installations of  the  Company's   largest   blood
plasma  freezer  systems.   In  addition, manufacturing added new expanded
facilities and added expanded quality control and document control functions in anticipation of producing the BioArchive and CryoSeal Class II FDA products.

The Company has sometimes used discount programs to induce customers to purchase the Company's freezers over competing freezers. The Company plans to continue these programs only as long as market conditions dictate such programs are necessary. The Company is not aware of any specific industry-wide practices utilizing discount programs. Sales discounts for fiscal 1997 were approximately $288,000, for fiscal 1996 were approximately $6,000, and for fiscal 1995 were approximately $278,000.

   GENERAL AND ADMINISTRATIVE EXPENSES:

This expense category includes Business Development, Finance, Administration and General Support departments.

General and administrative expenses increased in fiscal 1996 by 28% over those of fiscal 1995. While general and administrative expenses increased in total dollars, they remained fairly constant at approximately 10% of sales. This increase was due to increased salaries for temporary personnel. Administrative expenses in fiscal 1995 and 1996 include approximately $55,000 for amortization of prepaid royalties and professional fees of approximately $67,000 for fiscal 1995 and $107,000 for fiscal 1996.

Fiscal 1997 general and administrative expenses increased by 221% over those of fiscal 1996. This increase was due to expansion of facilities and management required of a company preparing to manufacture and market Class II medical systems, such as the BioArchive and CryoSeal Systems. With the addition of a human resources department and business development department, as well as the full allocation of the salaries for President/CEO and Vice President/COO instead of partially allocating them to the R&D department and the Sale & Marketing department, the fiscal 1997 general and administrative salaries increased more than 400% over those of fiscal 1996. In addition, professional fees for management information systems and other management services increased by approximately $230,000 in fiscal 1997 over fiscal 1996.

   SELLING AND MARKETING EXPENSES:

This   expense  category  includes  Sales  &  Marketing  and  Customer  service departments.

Fiscal 1996 selling and marketing expenses increased by 42% over those of fiscal 1995. This increase was due to increased salaries from added personnel as sales volume increased. Selling and marketing and $95,000 for professional fees, $147,000 and $49,000 for sales promotions, and provision for doubtful accounts of $25,000 and $23,000.

Selling and marketing expenses increased in fiscal 1997 by 83% over fiscal 1996. Increases were due to an 88% increase in salaries to add new personnel to plan and implement the market introduction of the N{2} BioArchive System and the CryoSeal System, and addition of personnel for customer service to meet the needs of the new products. The Company also added new expanded facilities to meet the growth needs of the added personnel. Additionally, the Company incurred $250,000 for market research associated with the introduction of the CryoSeal System.

   RESEARCH AND DEVELOPMENT EXPENSES:

This expense category includes R&D, Regulatory Affairs and Manufacturing Engineering departments.

Research and development expenses increased in fiscal 1996 by 195% over fiscal 1995. The increase was due to increases in development efforts for the CryoSeal System, which harvests fibrinogen-rich cryoprecipitate from a donor's blood plasma, a blood component that is currently licensed by the FDA for the intravenous treatment of clotting protein-deficient patients. Fiscal 1996 R&D expenses also included the development and FDA 510(k) filing for the CryoSeal, DA-1 surgical drop applicator and SA-1 spray applicator, for which FDA permission to market was received. Additionally, significant resources were dedicated to accelerate the development of two BioArchive Systems: (1) N{2} BioArchive System for the storage and preservation of biological samples, such as placental stem and progenitor cells, sperm cells and cell lines which require -196*C storage temperatures, and (2) Vial BioArchive System for the storage and preservation of 6 ml vials of blood samples for the Japanese Red Cross. Field trials for the Vial BioArchive System began in Japan in October 1996 with the installation of a beta site system at Hokkaido Center, Japanese Red Cross. Additionally, a beta site N{2} BioArchive System was installed in October 1996 at The New York Blood Center to investigate the freezing and storage in nitrogen of 25 ml stem cell donations sourced from placental blood. In conjunction with the development of the N{2} BioArchive System as an optimum storage system for placental stem and progenitor cells, the Company has also developed three sterile disposable bag sets for use in the collection, processing, and transfusing of PCB stem cells which will be stored in the BioArchive System.

This  increased  development  activity  necessitated  expenses,  increases  for
compensation,   consulting,    depreciation  for  state  of  the  art  computer
equipment, and purchases of supplies.

Research and development expenses increased in fiscal 1997 by 170% from fiscal 1996. This reflects substantially accelerated development of the above projects. At fiscal 1997 year end, the Company: (i) had delivered five Japanese Vial BioArchive Systems in January 1997 for expanded field trials in Hokaido which are currently under way, (ii) began the first pre-production run of the CryoSeal System and is currently awaiting FDA permission to market the device in the United States, (iii) began clinical trials of the CryoSeal System in Canada and the United States, (iv) arranged for trial of the CryoSeal System in Sweden and Italy to initiate European distribution, (v) completed prototype development of the N{2} BioArchive System and began a production run, (vi) received orders for four N{2} BioArchive Systems, (vii) began preparing the 510(k) for the N{2} BioArchive System.

This increased development and product launch activity in 1997 led to the addition of new facilities and engineering staff, as well as the hiring of a Vice President of Regulatory Affairs and Quality Systems.

Currently the Company's primary R&D efforts are focused on ongoing product development, refinement, of existing Core Line Products, preparation of FDA applications for the pipeline products, and clinical tests of the CryoSeal and BioArchive Systems.

Management believes that product development and refinement is essential to maintaining the Company's market position. Therefore, the Company considers these costs as continuing costs of doing business. No assurances can be given that the products or markets under development will be successful.

   ISSUANCE OF STOCK OPTIONS FOR SERVICES:

In fiscal year 1996, the Company recorded $60,000 for consulting expense relating to the issuance of stock options with exercise prices equal to the market value on the date of grant for financial consulting services to BioVest Research, Inc. While the $60,000 is a non-monetary transaction, the Company recorded the estimated "fair value" under generally accepted accounting principles. BioVest assists the Company in financial public relations and potential equity investments.

In fiscal year 1997, the Company recorded $56,000 of consulting expense relating to the issuance of stock options with exercise prices equal to the market value on the date of grant for technical assistance from two researchers in Canada and the United States for the development of the CryoSeal System. While the $56,000 is a non-monetary transaction, the Company recorded the estimated "fair value" under generally accepted accounting principles.

(C) LIQUIDITY AND CAPITAL RESOURCES

The Company consumed significant cash resources for operating activities since its formation in 1987 primarily in developing new products and markets.

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

In fiscal 1997, the Company raised net proceeds in the aggregate of approximately $7,882,000 from a warrant exercise and a private placement. The Company used the proceeds to expand the Company's facilities, regulatory and manufacturing control functions, and to fund continued R&D. Although the Company believes that Core Line product operations might have resulted in a nominal profit if R&D expenses and marketing expenses associated with the new FDA Class II Pipeline Products were eliminated, the Company believes that the significantly increased expenses for the new Pipeline Products, which are directed at new and larger markets, is essential to future growth and long term profitability of the Company. Accordingly, management believes that the losses sustained in the current fiscal year ended are consistent with the prospect for future growth and the Company's movement towards new, larger markets.

The Company does not require extensive capital equipment to produce or sell its current product. However, when significant capital equipment is required, the Company purchases from a vendor base or is pursuing strategic partners. Production of the Company's blood plasma freezer and thawer products are more labor intensive due to the small production runs and, therefore, manufacturing expenditures for can expanding the Company's R&D efforts for fiscal year 1996, the Company expended approximately $450,000 on state of the art engineering design computer systems for its expanded engineering staff. In fiscal 1997, the Company expended $873,000 for the purchase of capital equipment and expansion of facilities for operations.

The Company continues to search for further funding and new products that may provide future growth opportunities and is currently evaluating financing options to provide working capital to fund expected growth in fiscal 1998. The Company has no significant outstanding capital commitments at June 30, 1997.

Currently, the Company is contemplating additional equity financing to fund the product launch of two Pipeline Products, (1) CryoSeal System, (2) N{2} and Vial BioArchive Systems, and the further research and development of three Pipeline Products: (1) CryoFactor System, (2) MicroSeal System, and (3) CryoPlatelet System. There can be no assurances that adequate financing will be available on satisfactory terms, if at all.

Working capital increased from $1,413,156 at June 30, 1995 to $3,589,057 at June 30, 1996 primarily due to equity investments and financing of fixed asset purchases.

Working capital increased from $3,589,057 at June 30, 1996 to $6,407,237 at June 30, 1997 primarily due to equity investments from warrant conversions and a private placement which raised a combined total of $7,882,000.

Management does not believe that inflation has had a significant impact on the Company's results of operations.

(D) FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF COMMON STOCK

DEPENDENCE UPON NEW PRODUCTS FOR FUTURE GROWTH. Historically, substantially all of the Company's revenue has been from the sales of a Core Line of products which freeze, thaw or store blood plasma. Because the Company expects this portion of the blood plasma market to have limited growth, the future success of the Company will be dependent upon new applications of its technology. The Company intends to concentrate on developing and marketing novel FDA Class II thermodynamic blood processing systems such as: (1) CryoSeal System; (2) Vial BioArchive System; (3) N{2} BioArchive System; (4) Cryofactor System; (5) Cryoplatelet System. Although these five potential products use technology evolved from the freezing, thawing and storage of blood plasma, development of these new FDA Class II products represents a departure from the Company's current core business. No assurance can be given that all of these potential products can be successfully developed, and if developed, that a market will develop for them.

POSSIBLE NEED FOR ADDITIONAL FINANCING. Based on current sales and projected development costs for products currently in development, the Company believes that it will have sufficient working capital for its operations for the 1998 fiscal year. In the event actual sales of the Company's products do not meet the Company's expectations in any given period, or development and production costs increase significantly, the Company may need to secure additional financing to complete and fully implement its business objectives. The Company has been establishing a working relationship with its bank, and is working towards securing a line of credit secured by its accounts receivable. There can be no assurance that the Company will be able to obtain a working line of credit or that it will be able to obtain one on terms that would be beneficial to the Company. In the event that the Company's working capital forecast falls short of its needs, additional equity financing would be reuired. Although the Company is developing relationships with investment banking firms, no assurance can be given that such financing would be available if needed, and if available, that it will be obtained on terms favorable to the Company.

LACK OF TESTING DATA. The Company has completed certain in vitro laboratory testing of its CryoSeal System and is currently performing in vivo clinicals in otolaryngology under Investigational Review Board ("IRB") approval at the University of Illinois, Chicago, and initial clinical studies are to begin in the near future in Italy, Japan, Canada, and the United States. There can be no assurance that the clinical studies can be successfully completed within the Company's expected time frame and budget, or that the Company's products will prove effective in the required clinical trials. If the Company is unable to conclude successfully the clinical trials of its products in development, the Company's business, financial condition and results of operation could be adversely affected.

GOVERNMENT REGULATION ASSOCIATED WITH PRODUCTS. The majority of the Company's products require clearance to market from the FDA for sale in the United States and from comparable agencies in foreign countries, which may limit or circumscribe applications for U.S. or foreign markets in which the Company's products may be sold. Further, if the Company cannot establish that its product is substantially equivalent, or superior, in safety and efficacy to a previously approved product in the United States, delays may result in final clearance from the FDA for marketing its products. No assurance can be given that FDA clearance to market in the United States will be obtained, or that regulatory approval will be received in all foreign countries. Although the standards established by the FDA are generally more encompassing, the Company's products may also be required to meet certain additional criteria or recen governments for marketing and sales.

Dependence on Key Personnel and Obtaining Additional Engineering Personnel.
The Company is dependent on the experience and services of Philip H. Coelho, President and Chief Executive Officer, and Charles de B. Griffiths, Vice President, Marketing and Sales and Walter Ludt, Chief Operating Officer. The loss of any of these persons would adversely affect the Company's operations. The Company has obtained key man life insurance covering Mr. Coelho in the amount of $1,000,000 as some protection against this risk. Furthermore, to implement its new product development, the Company will have to recruit and retain additional experienced engineers. There is no assurance that the Company will be able to find and retain engineers required to meet its self-imposed deadlines for product development.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                PAGE NUMBER


    Report of Ernst & Young LLP, Independent Auditors..                 28

    Balance Sheets at June 30, 1997 and 1996...........                 29

    Statements of Operations for the years
     ended June 30, 1997, 1996, and 1995 ..............                 31

    Statements of Shareholders' Equity for
     the years ended June 30, 1997, 1996 and 1995.....                  32

    Statements of Cash Flows for the
     years ended June 30, 1997, 1996 and 1995.........                  33

    Notes to Financial Statements....................                   34

        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
THERMOGENESIS CORP.

We have audited the accompanying balance sheets of THERMOGENESIS CORP. as of June 30, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THERMOGENESIS CORP. at June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                      ERNST & YOUNG LLP

Sacramento, California
August 27, 1997

                              THERMOGENESIS CORP.
                                Balance Sheets

ASSETS                                            JUNE 30, 1997                      JUNE 30, 1996
Current Assets:
   Cash and cash equivalents                      $3,510,861                          $1,243,079
   Accounts receivable, net of allowance for
   doubtful accounts of $97,913                    2,067,990                             1,441,148
    Inventory                                      2,579,368                             2,137,198
    Other current assets                              247,819                                 44,177
         Total current assets                       8,406,038                            4,865,602
   Equipment, at cost less accumulated depreciation
   of $670,269 ($413,644 at June 30, 1996)           1,358,747                              709,790
   Prepaid royalties, net of accumulated
   amortization of $388,185 ($332,733 at June        166,315                             221,767
   30, 1996)
   Other assets                                       256,626                             139,981
                                                  $10,187,726                           $5,937,140





                            See accompanying notes.

                              THERMOGENESIS CORP.
                          Balance Sheets (Continued)



LIABILITIES AND

SHAREHOLDERS' EQUITY                           JUNE 30, 1997                       JUNE 30, 1996
Current liabilities:
  Accounts payable and accrued liabilities       $1,523,647                          $931,944
  Accrued payroll and related expenses               274,008                          184,660
  Customer deposits                                    49,310                           35,891
  Current portion of capital lease obligations        151,836                          124,050
         Total current liabilities                   1,998,801                         1,276,545
Deferred rent                                             -                                3,365
Long term capital lease obligations                    164,283                         282,919
Commitments
Shareholders' equity:
Preferred stock, $.001 par value;
    2,000,000 shares authorized; no shares
    issued and outstanding                                   -                                  -
Common stock, $.001 par value;
     50,000,000 shares authorized:
      15,865,305 issued and outstanding
      (12,708,967 at June 30, 1996)                       15,866                           12,709
Paid in capital in excess of par                      19,197,526                          10,744,530
Accumulated deficit                                  (11,188,750)                         (6,382,928)
  Total shareholders' equity                           8,024,642                           4,374,311
                                                      $10,187,726                         $5,937,140




                            See accompanying notes.

                              THERMOGENESIS CORP.
                           Statements of Operations


                               Years ended June 30,

                                          1997                       1996                   1995
Net sales                                 $6,614,044                 $4,124,634              $3,311,880
Cost of sales                              4,326,964                   1,759,659              2,096,116
        Gross profit                       2,287,080                   2,364,975              1,215,764
Development and distribution fees                 -                       60,000               280,000
Expenses:
      General and administrative           1,370,401                        426,318              334,028
      Selling and marketing                2,143,523                     1,173,254                827,269
      Research and development             3,562,280                     1,317,330                446,780
      Issuance of stock options for           56,000                        60,000                   -
        services
      Interest                                75,070                         41,454                   -
         Total expenses                    7,207,274                      3,018,356               1,608,077
Interest income                               114,372                        24,847                 11,498
Other income                                      -                               -                 12,519
Net loss                                   ($4,805,822)                      ($568,534)              ($88,296)
Net loss per share                             ($0.32)                        ($0.05)               ($0.01)
Shares used in computing net loss per       14,805,000                      11,491,000             10,170,000
share



                            See accompanying notes.

                              THERMOGENESIS CORP.
                      Statements of Shareholders' Equity


                                                     Paid in capital in    Accumulated       Total shareholders'
                             COMMON STOCK            EXCESS OF PAR         DEFICIT                EQUITY
Balance at June 30, 1994          $10,166              $7,786,569           $ (5,726,098        $2,070,637
Issuance of 10,000 common shares
for exercise of options               10                10,590                 -                 10,600
Issuance of 2,352 common shares
for patent services                    2                 7,640                -                   7,642
Net loss                               -                      -               (88,296)            (88,296)
Balance at June 30, 1995             10,178             7,804,799             (5,814,394)          2,000,583
Issuance of 5,000 common shares
for exercise of options                5                  5,295                   -                  5,300
Issuance of 2,200,000 common
shares in private placement           2,200              1,896,012                -                 1,898,212
Issuance of 326,250 common
shares for exercise of warrants         326               978,424                  -                 978,750
Issuance of options for services          -                60,000                    -                 60,000
Net loss                                  -                  -                  (568,534)             (568,534)
Balance at June 30, 1996                12,709            10,744,530            (6,382,928)            4,374,311
Issuance of 217,500 common
shares for exercise of warrants            218             607,318                    -                607,536
Issuance of 37,250 common shares
for exercise of options                     37              73,783                   -                 73,820
Issuance of 145,586 common
shares for inventory                        146            444,151                     -                444,297
Issuance of 2,756,002 common
shares in private placement                2,756           7,271,744                       -             7,274,500
Issuance of options for services               -             56,000                     -               56,000
Net loss                                        -               -             (4,805,822)                (4,805,822)
Balance at June 30, 1997           $      15,866       $19,197,526          $(11,188,750)             $8,024,642


                            See accompanying notes.

                              THERMOGENESIS CORP.
                           Statements of Cash Flows

                                                                  Years ended June 30
                                                 1997                   1996                    1995
Cash flows from operating activities:
   Net loss                                      ($4,805,822)            ($568,534)              ($88,296)
    Adjustments to reconcile net loss to net
    cash (used in) provided by operating
    activities:
       Depreciation and amortization                    312,077             190,356               162,811
       Issuance of common stock for inventory           444,297                    -                     -
       Issuance of stock options for services             56,000               60,000                    -
       Net changes in operating assets and
       liabilities:
           Accounts receivable                         (626,842)            (790,908)             198,912
           Allowance for doubtful accounts                   -                  25,000              14,458
           Inventory                                   (442,170)          (1,122,889)              (460,222)
           Other current assets                        (203,642)               (34,466)              34,235
            Other assets                               (116,645)                     497            (37,496)
            Accounts payable and accrued                591,703                419,013              199,514
            liabilities
           Accrued payroll and related expenses           89,348               129,314                 (7,320)
           Customer deposits                              13,419                 16,368              (34,156)
           Deferred revenue                                   -                 (60,000)               60,000
           Deferred rent                                  (3,365)                (11,091)              14,456
      Net cash (used in) provided by operating        (4,691,642)              (1,747,340)                56,896
       activities
Cash flows from investing activities:
     Capital expenditures                              (873,582)                (152,547)            (141,942)
     Sale of investment                                        -                           -                   45,000
         Net cash used in investing activities         (873,582)                (152,547)               (96,942)
Cash flows from financing activities:
    Principle payments on long-term lease              (122,850)                  (65,261)                 -
obligations
    Exercise of stock options and warrants              681,356                       -                    -
    Issuance of common stock                          7,274,500            2,882,262                  18,242
       Net cash provided by financing activities      7,833,006            2,817,001                  18,242
Net increase (decrease) in cash and cash              2,267,782               917,114                (21,804)
equivalents
Cash and cash equivalents at beginning of period      1,243,079               325,965                347,769
Cash and cash equivalents at end of period           $3,510,861             $1,243,079              $325,965
Supplemental cash flow information:
 Cash paid during year for interest
       Cash paid during the year for interest           $75,070               $41,454                    -
Supplemental non-cash flow information:
 Equipment acquired by capital lease obligations
        Equipment acquired by capital lease               $32,000            $472,000                    -
        obligations

                            See accompanying notes.

                          THERMOGENESIS CORP.
                     NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

THERMOGENESIS CORP. ("the Company") was incorporated in Delaware on September 26, 1986. The Company designs and sells devices which utilize its proprietary technology for the processing of biological substances including the cryopreservation, thawing and harvesting of blood components (Proprietary Technology). Currently, the Company is manufacturing six core line, FDA Class I thermodynamic devices which are being sold to the blood collection industry with FDA approval. Other potential applications for the technology include medical and pharmaceutical uses, and industrial applications. During fiscal 1988 through 1997, the Company has focused on refining product design of the core line Products and developing a pipeline of five FDA Class II devices which utilize sterile disposable containers for processing of blood components.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORY

Inventory is stated  at  the  lower  of cost or market and includes the cost of
material, labor and manufacturing overhead.   Cost  is determined on the first-
in, first-out basis.

EQUIPMENT

Depreciation is computed under the straight-line method over the useful lives of 3 to 5 years.

PREPAID ROYALTIES

Prepaid royalties are amortized on a straight line basis over an estimated useful life of 10 years.

REVENUE RECOGNITION

Revenues from the sale of the Company's products are recognized at the time of shipment. All foreign sales are denominated in U.S. dollars.

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average
number of common shares outstanding.   Common  stock  equivalents have not been
included because the effect would be anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128), which is effective for the Company's fiscal year ending June 30, 1998. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under SFAS 128, the dilutive effect of stock options and warrants will be excluded in the calculation of primary or basic earnings per share. The adoption of SFAS 128 is expected to have no impact on the net loss per share for the years ended June 30, 1997, 1996, and 1995.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued in October 1995. SFAS 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock-based awards or, as the Company has elected, to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Consequently, the adoption of SFAS 123 did not have any impact on the financial position or results of operations of the Company but pro forma disclosures of net loss and net loss per share have been provided in Note 4 as if the fair value method had been applied.

RECLASSIFICATIONS

Certain amounts in the prior years financial statements have been reclassified to conform with the
1997 presentation.

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)

2.  INVENTORY

Inventory consisted of the following at June 30:

                                         1997                  1996
Raw materials                               $1,574,388            $1,158,108
Work in process                                525,067               117,271
Finished goods                                 479,913               861,819
Total                                       $2,579,368            $2,137,198

3. COMMITMENTS

ROYALTY COMMITMENT

In July 1990 the Company acquired the Proprietary Technology including but not limited to all patents, drawings, know-how, trademarks and trade names and prepaid all future royalties for a total consideration which was recorded at $554,500. This amount represents the present value of the future royalty payment obligation. The consideration was comprised of $50,000 cash, a 10% four year convertible note for $200,000 and 900,000 shares of the Company's common stock. The transaction has been accounted for as a prepayment of future royalties and is being amortized on a straight line basis over an estimated useful life of 10 years.

OPERATING LEASES

The Company leases its manufacturing and corporate facilities and certain equipment pursuant to operating leases. The annual future cash obligations under these leases are as follows:


1998                                $244,542
1999                                 224,634
2000                                 201,191
2001                                 182,580
2002                                  97,890
Total                               $950,837


Rent expense was $221,986, $78,587 and $53,560 for the years ended June 30, 1997, 1996 and 1995.

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)


3. COMMITMENTS (CONTINUED)

CAPITAL LEASES

The  Company  leases  certain  equipment under capital leases.   The  following
amounts are included in equipment as assets under these capital leases as of June 30:


                                              1997               1996

Cost                                         $526,713            $494,713
Less: accumulated amortization                119,587              71,038
Net assets under capital leases              $407,126            $423,675


The future minimum lease payments under these capital leases along with the present value of the minimum lease payments as of June 30, 1997 are as follows:


1998                                                             $195,346
1999                                                              142,928
2000                                                               38,993
2001                                                               37,336
2002                                                                2,349
Total minimum lease payments                                      416,952
Less amount representing interest                                 100,833
Present value of minimum lease payments                           316,119
Less current portion of capital lease                             151,836
obligations
Long-term capital lease obligations                              $164,283

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)


4. SHAREHOLDERS' EQUITY

Common Stock

The Company completed a minimum equity offering of units in a private placement on November 27, 1996, in which it received proceeds of $7,274,500, net of expenses. The proceeds from the offering were received from the sale of 1,378,001 units at $6.00 per unit. Each unit consisted of two shares of common stock and a seven year warrant representing the right to acquire one additional share of common stock at an exercise price of $3.885 per share. No warrants have been exercised as of June 30, 1997.

On July 30, 1996, the Company entered into an agreement with a vendor to produce up to $2,500,000 of product for the Company. Under the terms of the agreement, the vendor can elect to receive payment in restricted common stock of the Company at a 25% discount from the market price on the date the election to receive stock is made. During fiscal 1997, the Company issued 145,586 shares of common stock for this product. The Company recorded these transactions at the estimated fair value of $444,297 on the date of the transaction and recorded the 25% discount from market price as operating expense. The Company is not obligated to purchase product that is not required or at a price that is not competitive and built to all required standards.

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

The Company completed a private placement of 2,200,000 common shares on December 9, 1995 and received $1,890,212 net of expenses. The placement consisted of 88 units. Each unit consisted of 25,000 common shares and 6,250 warrants to purchase common shares at $3.00 per share for six months. The Company filed a registration statement covering the shares issued within 90 days of completion of the offering as required by the terms of the financing. During years ended June 30, 1996 and 1997, warrants to purchase 506,250 shares of common stock were exercised, and the remaining warrants expired.

As of June 30, 1997, the Company had 3,582,083 shares of common stock reserved for issuance under options and warrants.

WARRANTS

As part of the placement agent's compensation in the 1995 private placement of units, additional warrants to purchase 8.8 units at an exercise price of $60,000 per unit were also issued, each unit consisting of twenty-five thousand (25,000) shares of common stock. The warrants expire in December 2000.

In conjunction with the placement of Series C Preferred stock in 1993, the placement agent, Paradise Valley Securities, received warrants to purchase 42,500 shares of the Company's common stock at $1.20 per share. There were 37,500 warrants converted in fiscal 1997. The remaining warrants expire in February 1998.

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)


4. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS

On July 31, 1996 and May 29, 1996, the Company issued options to purchase 200,000 and 100,000 shares, respectively, of the Company's common stock for consulting services. The exercise price is equal to the fair market value as determined by the closing bid price for the Company's common stock as quoted by the Nasdaq SmallCap market on the date of grant. The Company has recorded stock compensation expense recognizing the estimated fair value of the options of $56,000 and $60,000 for the years ended June 30, 1997 and 1996.

The Company has issued options to purchase shares of common stock pursuant to its Amended 1994 Stock Option Plan (1994 Plan). A maximum of 1,450,000 options may be granted under the 1994 Plan. These options are granted at prices which are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest ratable over a five year period.

In addition to the 1994 Plan, the Company has issued options to directors, employees and consultants as compensation for services. These options vest and are exercisable over a variety of periods as determined by the Company's Board of Directors.

A summary of stock option activity for the Company for the three years ended June 30, 1997 follows:


                                    Number of            Weighted-Average
                                    Options                 Exercise
                                   Outstanding            Price Per Share
Balance at June 30, 1994                   945,000          $1.81
Options canceled                           (67,500)          1.06
Options exercised                          (10,000)          1.06
Balance at June 30, 1995                    867,500          1.88
Options granted                             606,000          2.14
Options canceled                          (304,167)          1.06
Options exercised                           (5,000)          1.06
Balance at June 30, 1996                  1,164,333          2.23
Options granted                           1,184,000          3.16
Options canceled                          (344,501)          3.31
Options exercised                          (37,250)          1.98
Balance at June 30, 1997                  1,966,582          2.61

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)


4. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding at June 30, 1997:

                                            OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
                                      Weighted
                                       Average           Weighted                        Weithted
    Range of                          Remaining           Average                        Average
    Exercise          Number         Contractual          Exercise         Number        Exercise
    Prices         Outstanding         Life               Price            Exercisable   Price

$1.64-$2.40             1,310,583        3.01 years           $2.24        1,107,932       $2.24
$2.65-$3.60               506,000        4.01 years           $2.96          248,668       $3.05
$4.00-$5.63               149,999        3.52 years           $4.60          101,999       $4.65
Total                   1,966,582        3.31 years           $2.61        1,458,599       $2.55

SFAS 123 requires the use of option valuation models to provide supplemental information regarding options granted after June 30, 1995. Pro forma information regarding net loss and net loss per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see below) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)

4. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net loss for fiscal 1997 and 1996 is not representative of the pro forma effect on operations in future years because it does not take into consideration pro forma compensation expense related to grants made prior to July 1, 1995. The Company's pro forma information is as follows:

                            Year ended June 30,
                           1997               1996

Net loss
  As reported           ($4,805,822)       ($  568,534)
  Pro forma             (  5,325,270)      ( 1,764,651)
Net loss per share
  As reported                 ($0.32)            ($0.05)
  Pro forma                   ( 0.36)            ( 0.15)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 85%; an expected life of 4.73 years; a risk-free interest rate of 6.15% and no expected dividends. The weighted average grant date fair value of options granted during the years ended June 30, 1997 and 1996 was $1.80 and $1.79, respectively.

5. MAJOR CUSTOMERS AND FOREIGN SALES

During the fiscal year ended June 30, 1997, sales from a significant customer totaled $4,044,489 or 61% of net sales and foreign sales were 15% of net sales. During the fiscal year ended June 30, 1996, sales to two significant customers each represented 10% of the Company's net sales and foreign sales were 41% of net sales. During fiscal 1995, sales from a significant customer accounted for 10% of net sales and foreign sales were 55% of net sales.

6.  SALE OF DISTRIBUTION RIGHTS FOR BIOARCHIVE FREEZER SYSTEM

In June 1995, the Company sold the Japanese distribution rights to N{2} BioArchive System and the Vial BioArchive System to Daido-Hoxan, Japan for $350,000. Of the $350,000, $280,000 was received at the time of signing the agreement and is non-refundable, and $70,000 was due when the Company delivered a prototype of the Vial BioArchive System. The Company has recognized $280,000 of revenue and offset $10,000 in expenses in fiscal 1995 and recognized $60,000 of revenue in fiscal 1996.

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)


7. SALE OF LICENSE RIGHTS FOR CRYOSEAL SYSTEM

In June 1996, the Company entered into an exclusive manufacturing and distribution agreement for the territory of Japan for the CryoSeal System with Asahi Medical Co., Ltd., of Japan, a division of Asahi Chemical. Asahi Medical is a leading supplier of artificial kidneys, blood purification systems and leukocyte removal systems. Under the terms of the agreement, Asahi will manufacture the CP-1 disposable processing container, purchase the CS-1 device and SA-1 and DA-1 surgical applicators from the Company, and market the CryoSeal System in Japan. The Company received a $400,000 license fee, a commitment from Asahi to purchase the CryoSeal System and related fibrin applicators from the Company and a 10% royalty on the sale of the CP-1 container. The Company recognized $400,000 of revenue for the license fee in fiscal 1996.

8. INCOME TAXES

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rates of 34% to income tax expense is as follows for the years ended June 30:

                                               1997            1996             1995
     Statutory federal income tax benefit  $(1,630,000)    $ (197,000)      $(30,000)
     Net operating loss with no tax benefit    1,630,000      197,000            30,000
         Total federal income tax          $       -       $      -         $      -


At June 30, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $10,567,000 and $5,125,000 respectively, that are available to offset future income. The federal and state loss carryforwards expire between the years 2002 and 2012, and 1998 and 2002, respectively.

At June 30, 1997, the Company has research and experimentation credit carryforwards of approximately $63,000 for federal tax purposes that expire between the years of 2002 and 2008 and $39,000 for state income tax purposes that do not have an expiration date.

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:



                                         JUNE 30, 1997          JUNE 30, 1996
Deferred tax assets:
 Net operating loss carryforwards          $3,897,000            $2,154,000
 Research credits                             102,000               102,000
  Other                                       164,000               137,000
Total deferred taxes                        4,163,000             2,393,000
Valuation Allowance                        (4,163,000)           (2,393,000)
Net deferred taxes                         $   -                  $   -


Because of the "change of ownership" provisions of the Tax Reform Act of 1986, a portion of the Company's federal net operating loss and credit carryovers may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company expects that this limitation should not have a material adverse effect on the Company's ability to utilize the net operating loss and credit carryovers prior to the expiration of the carryover periods.

9.  EMPLOYEE RETIREMENT PLAN

The Company sponsors an Employee Retirement Plan, generally available to all employees, in accordance with Section 401(k) of the Internal Revenue Code. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees' contributions. No Company contributions have been made to the Plan as of June 30, 1997.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

None.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) CORPORATE DIRECTORS

The following is the business background for the directors of the Company:

PHILIP H. COELHO was named President of the Company on September 1989. From October 1986 to September 1989, Mr. Coelho was Vice President and Director of Research, Development and Manufacturing. Mr. Coelho was President of Castleton, Inc. from October 1983 until October 1986. Castleton developed and previously licensed the Insta Cool Technology to the Company. Mr. Coelho has a Bachelor of Science degree in Mechanical Engineering from the University of California, Davis, and is the inventor or co-inventor on all of the Company's patents.

CHARLES DE B. GRIFFITHS was elected to the Board of Directors in December 1989 and became Director of International Sales in January 1990. He is a Chartered Accountant and holds a degree in Economics from the University of Manchester, U.K. From January 1980 until December 1987 he was the Managing Director of a number of successful overseas manufacturing subsidiaries of the Cloride Group, including a $25,000,000 joint venture with the government of Egypt which he steered to profitability in its first year of operation. In his last appointment with Cloride he was in charge of the Scandinavian manufacturing operations based in Denmark and was concurrently responsible for all European automotive marketing activities. Mr. Griffiths is an internationally oriented businessman with appropriate experience in industrial marketing and manufacturing enhanced by studies at Harvard and Cranfield Business Schools. He conducted a consulting practice in the United Kingdom from January 1988 until December 1989.

WALTER J. LUDT, III rejoined the Company as its Chief Operating Officer and Vice President in February 1995. From March 1994 until February 1995, Mr. Ludt was a consultant (acting Chief Financial Officer) to the Omohundro Company, a manufacturer of state of the art carbon fiber spars for sail boats, where he was instrumental in raising $5,000,000 in capital and restructuring $2,500,000 in bank debt. From June 1992 to February 1994, Mr. Ludt was Vice President and Chief Financial Officer of Protel Technology, a developer and marketer of sophisticated EDA software. Prior to June 1992, Mr. Ludt was a Director, Chief Financial Officer, and Secretary of the Company. Mr. Ludt holds a Bachelor of Science Degree in Business/Accounting from California State University at Long Beach.

PATRICK MCENANY has been the President of Royce Laboratories since June 1991 and its Chairman since February 1994. In April 1997, Royce Laboratories merged with and became a subsidiary of Watson Pharmaceuticals, Inc. Mr. McEnany continues to serve as President of Royce Laboratories as well as the V.P. of Corporate Development for Watson Pharmaceuticals, Inc. From 1973 to 1985, Mr. McEnany was the President, Chief Executive Officer and Chief Financial Officer of Zenex Synthetic Lubricants, Inc. ("Zenex"), a company engaged in the distribution of synthetic lubricants. In February 1985, Zenex merged with Home Intensive Care, Inc. ("HIC"), a provider of home infusion therapy services and Mr. McEnany continued to serve as a director and chairman of the audit committee until HIC was acquired by WR Grace & Co. In 1993. From December 1984 through 1991, Mr. McEnany also served as the President of Equisource Capital, Inc., a consulting company in the areas of corporate finance and investment banking. He currently serves as Vice Chairman and director of the National Association of Pharmaceutical Manufacturers. Mr. McEnany was a director of the Company in 1991.

HUBERT E. HUCKEL, M.D. currently serves as a member of the Board of Directors of Sano Corp., a Florida based company active in the field of transdermal delivery systems for prescription drugs, and for Titan Pharmaceuticals, a South San Francisco based company providing biotechnology products for the treatment of neurological diseases and malignacies. In 1964, Dr. Huckel joined Hoechst A.G., a Frankfurt, Germany based chemical-pharmaceutical company ranking in the top 5 of such companies world wide. Dr. Huckel later moved to Hoechst US subsidiaries in 1966 where he held various operations and executive management positions, advancing to Chairman of Hoechst Roussel Pharmaceutical, Inc., president of the Life Sciences Group, and member of the Executive Committee at Hoechst Celanese Corp., a Fortune 100 company. Dr. Huckel earned his medical degree from the University of Vienna, Austria, in 1956.

   BOARD MEETINGS

During the fiscal year ended June 30, 1997, the Board took action 24 times, by meeting or consent. All directors were either present at the meeting or consented in writing to the action. The Compensation Committee also took action on 4 occasions, by meeting or consesnt, during the fiscal year ended June 30, 1997. All members of the Compensation Committee were present or consented to the actions in writing. The Audit Committee met once, and all members of that committee were present at the meeting.

   BOARD COMMITTEES

The Company currently has a Compensation Committee, an Executive Committee, and an Audit Committee.

The Audit Committee coordinates and oversees the  Company  audit  performed  by
outside  auditors.   The Audit Committee currently consists of two non-employee directors, Patrick McEnany and Dr. Hubert Huckel.

The Compensation Committee reviews and approves the executive compensation policies and determines employee option grants. Following the fiscal year end, the Compensation Committee members were Patrick McEnany and Hubert Huckel, the Company's two outside directors.

The Executive Committee was re-created and established just prior to the fiscal year ended June 30, 1997. The Executive Committee members are Philip H. Coelho and Patrick McEnany. The Executive Committee assists the Chief Executive Officer and management with efforts to increase sales, implement manufacturing and budgeting controls, and other operational and investment banking matters. The Executive Committee reports directly to the full Board for actions.



   DIRECTORS COMPENSATION

All directors who are not employees of the Company are paid a fee of $1000 per Board meeting attended in person ($500 for attendance by telephonic conference). In addition, members of the Board's Compensation Committee receive $500 per meeting in person ($250 for attendance by telephonic conference) and options to purchase 4,000 shares of common stock upon completion of each full year of service on the Compensation Committee pursuant to the Amended 1994 Stock Option Plan. Members of the Audit and Executive Committees receive $500 per meeting in person ($250 for attendance by telephonic conference).

(B) CORPORATE OFFICERS

The following table sets forth certain information with respect to executive officers and certain key employees of the Company.


NAME               POSITIONS WITH THE COMPANY                 AGE      SINCE


Philip H. Coelho     President, and Chief Executive Officer    53     1989{(1)}

Charles de B. Griffiths  V.P. Marketing, Secretary and Director 47     1990

Walter J. Ludt, III           C.O.O., V.P., and C.F.O.          53    1995{(2)}

David C. Adams                V.P. Business Development         39     1996
                              and General Counsel

Michael Zmuda, PhD, RAC          V.P. Regulatory Affairs        59     1997
                                 and Quality Systems



KEY EMPLOYEES

Roger Kane                 Director of Research and Development 49     1996

Renee Ruecker              Director of Finance                  33     1997


NOTES TO TABLE

{(1) }Prior to becoming President, Mr. Coelho served as Vice President and Director of Research, Development and Manufacturing from October 1986 to September 1989.

{(2) }Mr. Ludt previously served as Chief Financial Officer, Secretary and Treasurer of the Company prior to June 1992.




Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board. Messrs. Coelho, Ludt, Griffiths and Adams have entered into employment agreements with the Company which expire in 1999. There is no family relationship between any of the officers and directors. None of the officers or directors have been involved in a legal proceeding within the past five years which is material to an evaluation of his ability or integrity. Mr. Coelho is a member of the Board of Directors of Patient Education Media, Inc. Mr. McEnany is currently a member of the Royce Laboratories Board of Directors. Dr. Huckel is a member of the Sano Corporation and Titan Pharmaceuticals, Inc. Board of Directors.


The biographies of Messrs. Coelho, Griffiths and Ludt can be found above under the description and background for the directors of the Company.

DAVID C. ADAMS joined the Company at the end of November 1996 as General Counsel, and filled the newly created position of Vice President of Business Development. Prior to joining the Company, Mr. Adams was in private practice representing public and private corporations in the areas of intellectual property, corporate finance, mergers and acquisitions, and regulatory matters. Mr. Adams received his Bachelor of Arts Degree in Psychology, with High Distinction, from the University of Colorado, Colorado Springs in 1984, and his Juris Doctorate, with Distinction, from the University of the Pacific, McGeorge School of Law in 1988.


MICHAEL ZMUDA joined the Company in February 1997 as V.P. of Regulatory Affairs and Quality Systems. After serving as Assistant Professor of Pharmacology at Southern Illinois University School of Medicine for five years, Dr. Zmuda worked at Baxter-Travenol Laboratories, CD Medical, Inc., and American Sterilizer Company ("AMSCO"). Prior to joining the Company, Dr. Zmuda held the position of Director of Regulatory Affairs at AMSCO from 1989 through 1996 when AMSCO merged with Steris Corporation. Dr. Zmuda received his Bachelor of Arts Degree in Psychology in 1969, and his Physical Doctorate in Pharmacology in 1975, both from the University of Minnesota.


ROGER KANE, prior to joining the Company in December 1996, Mr. Kane worked as the Director of Product Development and Manufacturing for Integrated Surgical Systems, a position he had held since 1994. From 1993 through 1994, Mr. Kane was a private Consultant to a start-up business that had designed a proprietary anesthesia delivery system, and from 1986 through 1993, Mr. Kane served as V.P. of Engineering for Bear Medical Systems in Southern California. Mr. Kane received his Bachelor of Science Degree in Electrical Engineering from Ohio State University in 1970 and his Masters Degree in Business Administration from the University of Wisconsin in 1984.


RENEE M. RUECKER joined the Company in August 1997 as Director of Finance. Prior to joining the Company, Ms. Ruecker was a manger in the Audit and Business Advisory Department at Price Waterhouse LLP. Her clients included a number in the science and health industries. A Certified Public Accountant, Ms. Ruecker received her Bachelor of Science Degree in Business Administration from the California Polytechnic State University in San Luis Obispo.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid in the past three years for all services of Executive Officers of the Company.

                          SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                                                   OTHER ANNUAL
NAME AND PRINCIPAL                                                 COMP.          RESTRICTED STOCK  OPTIONS GRANTED
POSITION                  YEAR     SALARY                BONUS                    AWARD(S)
Philip H. Coelho,        1995      $ 110,000            $ 0        $ 27,296{(1)}  $ 0                    -0-
President and Chief
Executive Officer
                         1996      $ 110,000            $ 0        $ 27,296{(2)}  $ 0                250,000{(4)}
                         1997      $ 160,000            $ 0        $ 52,764{(3)}  $ 0                    -0-

Charles de B.            1995      $  80,000            $ 0        $ 12,000{(5)}  $ 0                    -0-
Griffiths,
V.P. Marketing and
Corporate Secretary
                         1996      $ 110,000            $ 0        $ 21,512{(6)}  $ 0                100,000{(8)}
                         1997      $ 120,000            $ 0        $ 31,781{(7)}  $ 0                    -0-

Walter J. Ludt, III,     1995      $  80,000            $ 0        $   7,200{(9)} $ 0                    -0-
Chief Operating
Officer, and Chief
Financial Officer
                         1996      $ 100,000            $ 0        $ 14,253{(10)} $ 0                150,000{(12)}
                         1997      $ 120,000            $ 0        $  9,600{(11)} $ 0                    -0-

{(1)} Represents payments of $7,200 annual automobile allowance and $20,096 in accrued vacation pay.

{(2)} Represents payments of $7,200 annual automobile allowance and $20,096 in accrued vacation pay.

{(3) }Represents payments of $12,000 annual automobile allowance and $40,764 in accrued vacation pay.

{(4) }Includes 200,000 stock options granted on October 23, 1995, and 50,000 stock options granted on May 29, 1996 which were repriced on April 2, 1997 to $2.3125 per share.

{(5) }Represents payments of $12,000 annual automobile allowance.

{(6) }Represents payments of $9,000 annual automobile allowance and $12,512 in accrued vacation pay.

{(7)}Represents payments of $9,000 annual automobile allowance and $22,781 in accrued vacation pay.

{(8)}Includes replacement option of 100,000.

{(9)}Represents payments of $7,200 annual automobile allowance.

{(10)}Represents payments of $8,100 annual automobile allowance and $6,153 in accrued vacation pay.

{(11)}Represents payment of $9,000 annual automobile allowance.

{(12)}Includes 100,000 stock options granted on October 23, 1995, and 50,000 stock options granted on May 29, 1996 which were repriced on April 2, 1997 to $2.3125 per share.

     EMPLOYMENT AGREEMENTS

In June 1996, the Company and Mr. Coelho entered into a new employment agreement whereby Mr. Coelho agreed to serve as President and Chief Executive Officer of the Company and receive compensation equal to $160,000 per year and a $800 per month automobile allowance, subject to annual increases as may be determined by the Board of Directors. The employment agreement may be terminated by Mr. Coelho or by the Company with or without cause. In the event Mr. Coelho is terminated by the Company without cause, Mr. Coelho will be entitled to receive severance pay equal to the greater of six months of his annual salary or the remaining term of the agreement. In addition, the employment agreement provides that in the event Mr. Coelho is terminated other than "for cause" upon a change of control, Mr. Coelho shall be paid an amount equal to three times his annual salary. The phrase "change of control" is defined to include (i) the issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, or
(iii) the acquisition of the Company in a merger or other business combination. The employment agreement expires by its terms in June 1999.

In June 1996, the Company and Charles de B. Griffiths entered into a new employment agreement whereby Mr. Griffiths agreed to serve as Vice-President of Marketing and Sales of the Company and receive compensation equal to $120,000 per year and a $750 per month car allowance, subject to annual increases as may be determined by the Board of Directors. The employment agreement may be terminated by Mr. Griffiths or by the Company with or without cause. In the event Mr. Griffiths is terminated by the Company without cause, Mr. Griffiths will be entitled to receive severance pay equal to the greater of six months of his annual salary, or the remaining term of the agreement. In addition, the employment agreement provides that in the event Mr. Griffiths is terminated following a change of control, Mr. Griffiths shall be paid an amount equal to three times his annual salary. The phrase "change of control" is defined to include (i) the issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, or (iii) the acquisition of the Company in a merger or other business combination. The employment agreement expires by its terms in June 1999.

In June 1996, the Company and Walter J. Ludt, III entered into an employment agreement whereby Mr. Ludt agreed to serve as Chief Operating Officer and Chief Financial Officer of the Company and receive compensation equal to $120,000 per year and a $750 per month car allowance, subject to annual increases as may be determined by the Board of Directors. The employment agreement may be terminated by Mr. Ludt or by the Company with or without cause. In the event Mr. Ludt is terminated by the Company without cause, he will be entitled to receive severance pay equal to the greater of six months of his annual salary, or the remaining term of the agreement. In addition, the employment agreement provides that in the event Mr. Ludt is terminated following a change of control, he shall be paid an amount equal to three times his annual salary. The phrase "change of control" is defined e outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, or (iii) the acquisition of the Company in a merger or other business combination. The employment agreement expires by its terms in June 1999.

In  December  1996, the Company and David  Adams  entered  into  an  employment agreement whereby Mr. Adams agreed to serve as Vice President of Business Development and General Counsel of the Company and receive compensation equal to $110,000 per year and a $650 per month automobile allowance, subject to annual increases as may be determined by the Board of Directors. The employment agreement may be terminated by mutual consent of the Company and Mr. Adams or by the Company with or without cause. In the event Mr. Adams is terminated by the Company without cause, Mr. Adams will be entitled to receive severance pay equal to the greater of six months of his annual salary, excluding any amounts for benefits or automobile allowance or an amount equal to the then current per month Base Salary multiplied by the number of calendar months remaining in the Agreement. In addition, the employment agreement provides that in the event Mr. Adams is terminated other than "for cause" upon a change of control, Mr. Adams will be paid an amount equal to three times his annual salary. The phrase "change of control" is defined to include (i) the issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, or (iii) the acquisition of the Company in a merger or other business combination. The employment agreement expires by its terms in November 1999.

In February 1997, the Company and Michael Zmuda entered into an at-will employment agreement whereby Dr. Zmuda agreed to serve as Vice President of Regulatory Affairs and Quality Systems of the Company and receive compensation equal to $90,000 per year and a $850 per month automobile allowance, subject to annual increases as may be determined by the Board of Directors. The employment agreement may be terminated by the Company with or without cause. In addition, the employment agreement provides that in the event Dr. Zmuda is terminated other than "for cause" upon a change of control, he will be paid an amount equal to three times his annual salary. The phrase "change of control" is defined to include (i) the issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, or
(iii) the acquisition of the Company in a merger or other business combination.

     OPTIONS GRANTED IN LAST FISCAL YEAR

No options were granted to named executive officers during the last fiscal year. However, the following options were repriced during the fiscal year ended June 30, 1997. The repricing was to compensate those officers for entering into lock-up agreements during financing in the 1996 fiscal year, which resulted in the expiration of significant options exercisable at $0.53 per share. All option grants and values have been adjusted to reflect the one-for-two stock consolidation effected by the Company on June 14, 1996. No officers or directors exercised any options during the year.

                           INDIVIDUAL GRANTS

                                     Percent of Total
                                     Options Granted
                    Number of        to Employees in                                   Potential Realized Value at
                    Securities       Fiscal Year                                       Assumed Annual Rates of Stock
                    Underlying                        Exercise Base      Expiration    Price Appreciation for Option
                    Options Granted                   Price ($/sh){ (1)} Date          Option te Term
Director                                                                              5%($){(2)}      10%($){(2)}
Philip Coelho         50,000             4.2%         $ 2.3125{(3)}    5/29/01          $  31,947       $  70,589
Walter Ludt           50,000             4.2%         $ 2.3125{(4)}    5/29/01          $  31,947       $  70,589

FOOTNOTES TO TABLE

{(1)}The exercise price of the options repriced during fiscal year 1996 was equal to the closing market price of the Company's common stock on the date the option was repriced. All other terms remained the same.
{(2)}The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future common stock prices, or actual performance.
{(3)   }  Options were repriced on April 2,1997 at $2.3125.
{(4)      }Options were repriced on April 2, 1997 at $2.3125.

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth executive officer options exercised and option values for fiscal year 1996, as adjusted for the Company's one-for-two stock consolidation effected June 14, 1996 for all fiscal year executive officers.

                                        Number of options  Value of Unexercised
                                        at FY end Options  at FY End
                Shares Acquired Value   (Exercisable/      (Exercisable/
NAME            OR EXERCISED    REALIZED UNEXERCISABLE)    UNEXERCISABLE){(1)}

Philip H. Coelho   -               -          425,000{(2)}/    $1,181,925/
                                                   -0-               $ -0-

Charles de B. Griffiths-           -          225,000{(3)}/    $  625,725/
                                                   -0-               $ -0-

Walter Ludt, III   -               -          250,000{(4)}/    $  556,200/
                                                   -0-               $ -0-
FOOTNOTES TO TABLE

{(1)}    Based on June 30, 1997 year end closing bid price of $2.781 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is not aware of any stockholder of record who owns five percent (5%) or more of the outstanding common stock, and the Company has not received any Form 13d filings which would indicate that any stockholder owns beneficially more than five percent (5%) or more of the Company's common stock. The following table sets forth, as of June 30, 1997, certain information with respect to the beneficial ownership of shares of the Company's common stock by all directors and named executive officers of the Company individually, and all directors and all executive officers of the Company as a group. There were 15,864,769 shares of common stock outstanding as of June 30, 1997.

        5% STOCKHOLDERS, DIRECTORS       SHARES BENEFICIALLY     PERCENTAGE OF
        AND NAMED EXECUTIVE OFFICERS          OWNED {(1)}          OWNERSHIP

Philip H. Coelho, President, CEO
 and Chairman of the Board{(2)}...............584,500                 3.48%

Charles de B. Griffiths, Vice President
 Marketing & Sales, Director{(3)}.............507,500                 3.02%

Walter J. Ludt, COO, CFO and Director {(4)}...200,000                 1.19%

Hubert  Huckel,  Director  {(5)}.............  47,000                   *

Patrick McEnany, Director{(6)}................105,829                   *

All directors and executive officers as
 a group (7)..................................1,442,329               8.59%

________________________

<circle>Represents beneficial ownership of less than 1%.

{(1)}Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as noted in the footnotes, and subject to community property laws, the persons named have sole voting and investment power with respect to all shares of the Company's common stock shown as beneficially owned by them.

{(2)}Includes rights to purchase 175,000 common shares at $2.32 per share and 200,000 common shares at $2.125 per share pursuant to stock options granted December 31, 1993, and October 23, 1995, respectively, and 50,000 common shares granted on May 29, 1996 and repriced on April 2, 1997 at $2.3125 per share.


{(3)}Includes rights to purchase 125,000 common shares at $2.32 per share and 100,000 common shares at $2.125 per share pursuant to stock options granted December 31, 1993 and October 23, 1995, respectively. Also includes 257,500 common shares held by the Beaufort Trust for the benefit of Mr. Griffiths. Although he is the beneficiary of the trust, Mr. Griffiths has no voting or dispositive power over the 257,500 shares held in the trust.


{(4)}Includes rights to purchase 100,000 common shares at $2.125 per share pursuant to stock options granted on October 23, 1995, and rights to purchase 50,000 shares granted on May 29, 1996 and repriced on April 2, 1997 at $2.3125 per share, and rights to purchase 50,000 common shares at $3.00 per share pursuant to stock options granted pursuant to employment in 1995.


{(5)}Includes rights to purchase 40,000 common shares at $3.3125 per share pursuant to stock options granted on May 29, 1997.


{(6)}Includes rights to purchase 40,000 common shares at $3.3125 per share pursuant to stock options granted on May 29, 1997. Includes 25,829 common shares owned by Equisource Capital, Inc. Also, includes 2,500 common shares owned by Mr. McEnany's wife to which he disclaims beneficial ownership.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 1997, the Company  loaned  the principal sum of $88,281.25 to Charles de
B. Griffiths, the Company's Vice President of Marketing and Sales and a director of the Company, to assist with the purchase and renovation of a residence in connection with Mr. Griffiths relocation to the Company's Rancho Cordova office from France, where he previously resided. The loan bears simple interest at the annual rate of eight percent (8%), and is due and payable upon demand, and in no event later than February 1998. The loan was fully secured by shares of common stock held by Mr. Griffiths at the time of the loan, and was entered into to assist Mr. Griffiths relocate without needing to sell shares of the Company's common stock beneficially owned by him.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report on Form 10-K.

     (A)  1)    FINANCIAL STATEMENTS                           PAGE NUMBER
     Report of Ernst & Young LLP, Independent Auditors .........28

     Balance Sheets at June 30, 1997 and 1996 .  ...............29

     Statements of Operations for the years
       ended June 30, 1997, 1996, and 1995......................31

     Statements of Shareholders' Equity for
       the years ended June 30, 1997 and 1996 ..................32

     Statements of Cash Flows for the
       years ended June 30, 1997, 1996 and 1995 ................33

     Notes to Financial Statements..............................34

    2) FINANCIAL STATEMENT SCHEDULES

     Schedule II, Valuation and Qualifying Accounts ............56
All other schedules have been omitted because they are not applicable or because the required information is disclosed in the financial statements and notes thereto.


     (B)REPORTS ON FORM 8-K

    1) Current Report on Form 8-K for the event date November 27, 1996 (announcing closing of equity financing)

    2) Current Report on Form 8-K for the event date March 27, 1997(announcing license agreement with Pall/Medsep Corporation)

     (C)EXHIBITS

    1)Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on the next page, which is incorporated herein by this reference.

     2)Glossary

                              THERMOGENESIS CORP.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THERMOGENESIS CORP.



                                         Philip H. Coelho, President
September 25, 1997                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:                                              Dated:     SEPTEMBER 25, 1997
      Philip H. Coelho, Chief Executive
      Officer and Chairman of the Board
      (Principal Executive Officer)


By:                                              Dated:     SEPTEMBER 25, 1997
      Walter J. Ludt, III, CFO & Director
       (Principal Financial and Accounting
       Officer)




By:                                              Dated:      SEPTEMBER 25, 1997
      Charles de B. Griffiths, Director



By:                                              Dated:      SEPTEMBER 25, 1997
      Hubert Huckel, Director



By:                                              Dated:       SEPTEMBER 25, 1997
      Patrick McEnany, Director

                             EXHIBIT INDEX

EXHIBIT        DESCRIPTION
------- -----------------------------------------------------------------------
3.1  (a)Amended and Restated Certificate of Incorporation  {(5)}
     (b)Amended Bylaws  {(5)}

10.1 (a)Letter of Agreement between Liquid Carbonic, Inc.
     Canada and THERMOGENESIS CORP.  {(2)}
     (b)Letter of Agreement between Fujitetsumo USA and
     THERMOGENESIS CORP.  {(2)}
     (c)Letter of Agreement between Fujitetsumo
     Japan and THERMOGENESIS CORP.  {(2)}
     (d)Letter of Agreement between THERMOGENESIS
     CORP. and Liquid Carbonic, Inc. Sale of Convertible Debenture  {(3)}
     (e)License Agreement between Stryker Corp. and
     THERMOGENESIS CORP.{  (7)}
     (f)Lease of Office and Mfg. Space  {(5)}
     (g)Executive Development and Distribution Agreement between THERMOGENESIS and Daido Hoxan Inc. {(4)}
     (h)Administrative Office Lease  {(8)}
     (i)Employment Agreement for Philip H. Coelho  {(9)}
     (j)Employment Agreement for Charles de B. Griffiths  {(9)}
     (k)Employment Agreement for Walter Ludt  {(9)}
     (l)Employment Agreement for David C. Adams
     (m)Manufacturing and License Agreement between
     On-Time Manufacturing and THERMOGENESIS  {(9)}
     (n)License and Distribution Agreement between Asahi
     Medical and THERMOGENESIS CORP.  {(10)}
23.1Consent of Ernst & Young LLP, Independent Auditors
27  Financial Disclosure Statement

FOOTNOTES TO INDEX

{(1)} Incorporated by reference to Registration Stmt No. 33-12210-A of
     THERMOGENESIS, CORP. filed on June 4, 1987.
{(2)} Incorporated by reference to Registration Statement No. 33-37242 of
     THERMOGENESIS, CORP. filed on Feb. 7, 1991.
{(3)} Incorporated by reference to Form 8-K for July 19, 1993
{(4)} Incorporated by reference to Form 8-K for June 9, 1995.
{(5)} Incorporated by reference to Form 10-KSB for the year ended June 30,
     1994
{(6)} Incorporated by reference to Form 10-KSB for the year ended June 30, 1995 {(7)} Incorporated by reference to Form 8-K for September 27, 1995
{(8)} Incorporated by reference to Form 10-QSB for the quarter ended
     December 31, 1995
{(9)}Incorporated by reference to Form 10-KSB for the year ended June 30, 1996. {(10)}Incorporated by reference to Form 8-K for May 29, 1996

     SCHEDULE II

                        THERMOGENESIS CORP.
                 VALUATION AND QUALIFYING ACCOUNTS


                                  Balance   at          Charged   to                 Write-offs   Balance at
                                  Beginning  of         Costs  and                     (Net  of     End
                                  PERIOD                EXPENSES                      RECOVERIES)   OF PERIOD
ALLOWANCE OF DOUBTFUL ACCOUNTS
For the year ended June 30, 1997   $ 97,913              $      --            $       --           $ 97,913
For the year ended June 30, 1996      72,913              25,000                       --             97,913
For the year ended June 30, 1995       58,454             23,328                  8,869               72,913

                                   GLOSSARY


510(K): formal notification to the Food and Drug Administration ("FDA") by manufacturers of Class I or Class II devices to obtain clearance to market the medical device.

AUTOLOGOUS: autogenous; related to self; originating within an organism itself, as an autograft or autotransfusion.

CLASS II MEDICAL SYSTEM: those devices for which general controls alone are insufficient to assure safety and effectiveness and for which mandatory performance standards must be developed by the FDA.

COAGULATION:  1)  the  process  of  clot  formation.   2)  in  surgery, the
disruption of tissue by physical means to form an amorphous residuum, as in electrocoagulation and photocoagulation.

CORE LINE PRODUCTS: (1) device for the ultra-rapid cryopreservation of human blood plasma, (2) portable device for the ultra-rapid cryopreservation of human blood plasma, (3) device for the rapid thawing of frozen plasma for hospital patient care, (4) device for the hermetic sealing of blood tissue containers, (5) "smart" blood collection monitor,
(6) Vial BioArchive{TM} System for the Japanese Red Cross.

CRYOPRECIPITATE: any precipitate that results from cooling, as cryoglobulin or antihemophilic factor.

CRYOPRECIPITATED AHF (CRYO): a biological product used for the intravenous treatment of hemophilia.

CRYOPRESERVATION: the maintaining of the viability of excised tissue or organs by storing at very low temperatures.

CRYOSEAL{TM}: system for harvesting fibrinogen-rich cryoprecipitate from a donor's blood plasma, a blood component that is currently licensed by the FDA for the treatment of clotting protein deficient patients.

DEWAR: container which keeps its contents at a constant and generally low temperature by means of two external walls between which a vacuum is maintained.

FACTOR VIII: antihemophilic factor (AHF): a relatively storage-labile factor participating only in the intrinsic pathway of blood coagulation. Deficiency of this factor, when transmitted as a sex-linked recessive trait, causes classical hemophilia (hemophilia A). More than one molecular form of this factor has been discovered. Called also antihemophilic globulin (AHG) and antihemophilic factor A.

FACTOR XIII: fibrin stabilizing factor (FSF): a factor that polymerizes fibrin monomers so that they become stable and insoluble in urea, thus enabling fibrin to form a firm blood clot. Deficiency of this factor produces a clinical hemorrhagic diathesis. Called also fibrinase and Laki-Lorand factor (LLF). The inactive form is also known as protransglutaminase and the active form as transglutaminase.

FIBRONECTIN: an adhesive glycoprotein: one form circulates in plasma, acting as an opsonin; another is a cell-surface protein which mediates cellular adhesive interactions. Fibronectins are important in connective tissue, where they cross-link to collagen, and they are also involved in aggregation of platelets.

FIBRINOGEN: a sterile compound derived from normal human plasma and dried from the frozen state; used to promote blood clotting.

GOOD MANUFACTURING PRACTICES: regulations for methods used in and the facilities and controls used for the manufacture, packing, storage and
installation  of  all  finished  devices   intended   for  human  use;  the
regulations assure that such devices will be safe and effective and otherwise in compliance with the Federal Food, Drug and Cosmetic Act, as amended.

HEMATOLOGY: that branch of medical science which treats of the morphology of the blood and blood forming tissues.

HEMATOPOIETIC: pertaining to or affecting the formation of blood cells. As agent that promotes the formation of blood cells.

HEMOSTATIC: 1) checking the flow of blood; 2) an agent that arrests the flow of blood.

HEMOSTASIS: the arrest of bleeding, either by the physiological properties of vasoconstriction and coagulation or by surgical means. Interruption of blood flow through any vessel or to any anatomical area.

INVESTIGATION REVIEW BOARD: any board, committee or other group formally designated by an institution to review biomedical research involving subjects and established, operated and functioning in conformance with part 56 of 21 CFR.

IN VITRO: within a glass; observable in a test tube; in an artificial environment.

IN VIVO: within the living body.

LEUKOCYTE: white cells; a colorless blood corpuscle capable of ameboid movement whose chief function is to protect the body against microorganisms causing disease and which may be classified in two main groups, granular and nongranular.

MACULAR: pertaining to or characterized by the presence of macules; pertaining to the macula retinae.

N{2} BIOARCHIVE: system for controlled rate freezing, storage and retrieval and inventory management of biological samples which require LN{2} storage temperatures, such as placental, stem and progenitor cells.

OTOLARYNOLOGY: that branch of medicine dealing with disease of the ear, nose and throat.

PIPELINE PRODUCTS: (1) CryoSeal{TM} System, thermodynamic processor, (2) LN{2} BioArchive{TM} System, computerized LN{2} dewar with robotic arm, (3) CryoFactor{TM} System, thermodynamic processor, (4) MicroSealant{TM} System, bench top thermodynamic processor, (5) CryoPlatelet{TM} System, thermodynamic processor.

PLATELET DERIVED GROWTH FACTOR (PDGF): a substance contained in the alpha granules of platelets and capable of inducing proliferation of vascular endothelial cells, vascular smooth muscle cells, fibroblasts and glia cells; its action contributes to the repair of damaged vascular walls.

PRE-MARKET APPROVAL: any premarket approval application for a Class III medical device, including all information submitted with or incorporated by reference therein; PMA includes a new drug application for a device under section 520(1) of the Federal, Food, Drug & Cosmetic Act, as amended.

PROGENITOR: a parent or ancestor.

THERMODYNAMIC: the branch of science dealing with heat, energy, their interconversion, and problems related thereto.

THERMOLABILE:  easily altered or decomposed by heat.

VON WILLEBRAND'S FACTOR: the attribute of Factor VIII necessary for the adhesion of platelets to vascular elements. Deficiency of this factor results in the prolonged bleeding time seen in von Willebrand's disease.