Form 10-K/A
period 1997-06-30
THERMOGENESIS CORP
filed 1997-10-17
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                               FORM 10-K/A-1

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1997

                          Commission File Number:  0-16375

                                THERMOGENESIS CORP.
                (Exact name of Registrant as specified in its charter)

             DELAWARE                               94-3018487
   (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)             Identification No.)

        3146 GOLD CAMP DRIVE,  RANCHO CORDOVA, CA          95670
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

 Common Stock, $.001 Par Value Per Share      Nasdaq SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure or delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment of this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on September 25, 1997 was $53,558,540.

The number of shares of the registrant's common stock, $.001 par value, outstanding on June 30, 1997 was 15,864,769.

                DOCUMENTS INCORPORATED BY REFERENCE: None.

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

Walter J. Ludt   C.O.O., V.P., and C.F.O.                   53        1995{(2)}

David C. Adams   V.P. Business Development                  39        1996
                  and General Counsel

Michael Zmuda
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


The biographies of Messrs. Coelho, Griffiths and Ludt can be found above under the description and background for the directors of the Company. The following is the business background and relevant information about the Company's other executive officers and key employees:


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


     CERTAIN LEGAL PROCEEDINGS

Except for Mr. McEnany, none of the executive officers or directors has been involved in any material legal proceeding within the past five years. While Chairman and President of Royce Laboratories (1991 - 1997), Mr. McEnany responded to a formal investigation by the Securities and Exchange Commission against Royce Laboratories and its officers and directors related to certain of Royce Laboratories' disclosure in February 1993. The matter was resolved in May 1996 when Royce Laboratories and Mr. McEnany entered into a settlement with the SEC, without admitting or denying that a violation of the securities laws had occurred. As part of the settlement, Royce Laboratories and Mr. McEnany consented to a civil injunction requiring that they comply with the federal securities laws in the future. The Company does not believe that the substance of the consent decree or the injunction will affect Mr. McEnany's ability as a director of the Company.

                            THERMOGENESIS CORP.

                                Signatures


In accordance with section 13 or section 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THERMOGENESIS CORP.



S/                                            Dated: October 15, 1997
By: Philip H. Coelho,
President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



S/                                            Dated: October 15, 1997
By: Philip H. Coelho,
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)



S/                                            Dated:  October 15, 1997
By: Walter J. Ludt, III
Chief Operating Officer
(Principal Operating Officer)