Form 10-Q
period 1997-09-30
THERMOGENESIS CORP
filed 1997-11-14
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                               FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.


                   Commission File Number:  0-16375
                      __________________________

                       THERMOGENESIS CORP.
         (Exact name of Registrant as specified in its charter)


     DELAWARE                                         94-3018487
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


The number of shares of the registrant's common stock, $.001 par value, outstanding on November 12, 1997 was 15,970,919.
                    _______________________________

                          THERMOGENESIS CORP.


                            INDEX

                                                                 PAGE NUMBER
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

      Balance Sheets at September 30, 1997
       and June 30, 1997 .........................................  3

      Statements of Operations
        for the Three Months ended September 30, 1997 and 1996 ...  5

      Statements of Cash Flows for
        the Three Months Ended September 30, 1997 and 1996 .......  6

      Notes to Financial Statements ..............................  7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ............. 8


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ......................... 13


SIGNATURES ....................................................... 14

PART  I    FINANCIAL INFORMATION

                          THERMOGENESIS CORP.
                            BALANCE SHEETS
                              (UNAUDITED)



                                                           September 30,           June 30,
ASSETS                                                            1997                1997
Current Assets:
Cash and cash equivalents                                  $1,280,693                $3,510,861
Accounts receivable, net of allowance for doubtful
   accounts of $97,913 ($97,913 at June 30, 1997)            1,057,835                2,067,990
Inventory                                                    3,453,860                2,579,368
Other current assets                                           304,590                  247,819
     Total current assets                                    6,096,978                8,406,038
Equipment, at cost less accumulated depreciation
    of $763,329 ($670,269 at June 30, 1997)                  1,431,557                1,358,747
Prepaid royalties, net of accumulated amortization
    of $402,048 ($388,185 at June 30, 1997)                    152,452                  166,315
Other assets                                                   237,443                  256,626
                                                            $7,918,430              $10,187,726


            See accompanying notes to financial statements.

                          THERMOGENESIS CORP.
                      BALANCE SHEETS (CONTINUED)
                              (UNAUDITED)

                                                           September 30,            June 30,
LIABILITIES AND SHAREHOLDER'S EQUITY                             1997                  1997
Current liabilities:
   Accounts payable and accrued liabilities                $1,485,375                $1,523,647
   Accrued payroll and related expenses                       317,866                   274,008
   Customer deposits                                          202,289                    49,310
   Current portion of capital lease obligations               144,336                   151,836
         Total current liabilities                          2,149,866                 1,998,801
Long-term capital lease obligations                           136,975                   164,283
Commitments                                                       ---                      ---
Shareholders' equity:
 Preferred stock, $.001 par value;
   2,000,000 shares authorized; no shares
   issued and outstanding
 Common stock, $.001 par value;
   50,000,000 shares authorized;
   15,886,555 issued and outstanding
   (15,865,305 at June 30, 1997)                               15,887                    15,866
 Paid in capital in excess of par                          19,266,380                19,197,526
 Accumulated deficit                                      (13,650,678)              (11,188,750)
        Total shareholders' equity                          5,631,589                 8,024,642
                                                           $7,918,430               $10,187,726



            See accompanying notes to financial statements.

                          THERMOGENESIS CORP.
                       STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                                    Three Months Ended September 30,
                                                             1997                     1996
Net sales                                                  $711,100                $1,697,596
Cost of sales                                             1,095,057                   973,965
     Gross profit (loss)                                   (383,957)                  723,631
Expenses:
   General and administrative                                465,458                  131,254
   Selling and marketing                                     528,633                  364,380
   Research and development                                1,081,815                  568,735
   Issuance of stock options for services                     21,000                   14,000
   Interest                                                   12,426                   21,239
      Total expenses                                       2,109,332                1,099,608
Interest income                                               31,361                    8,093
Net loss                                                 ($2,461,928)               ($367,884)
Net loss per share                                            ($0.16)                  ($0.03)
Shares used in computing
 net loss per share                                       15,872,388               12,997,000




            See accompanying notes to financial statements.

                          THERMOGENESIS CORP.
                       STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                           1997                      1996
Cash flows from operating activities:
    Net loss                                            ($2,461,928)                   ($367,884)
    Adjustments to reconcile net loss to
       net cash used by operating activities:
        Depreciation and amortization                       106,923                       76,631
        Issuance of stock options for services               21,000                       14,000
        Net change in operating assets and liabilities:
            Accounts receivable                           1,010,155                   (1,029,909)
            Inventory                                      (874,492)                    (332,269)
            Other current assets                            (56,771)                    (129,489)
            Other assets                                     19,183                        1,828
            Accounts payable and accrued liabilities        (38,272)                     (14,545)
            Accrued payroll and related expenses             43,858                       34,485
            Customer deposits                               152,979                       (1,377)
       Net cash used in operating activities             (2,077,365)                  (1,748,529)
Cash flows from investing activities:
   Capital expenditures                                    (165,870)                     (90,242)
       Net cash used in investing activities               (165,870)                     (90,242)
   Cash flows from financing activities:
     Principal payments on long-term lease obligations      (34,808)                     (13,762)
     Exercise of stock options and warrants                  47,875                        --
     Issuance of common stock                                      --                  1,003,146
        Net cash provided by financing activities            13,067                      989,384
   Net decrease in cash and cash equivalents             (2,230,168)                    (849,387)
   Cash and cash equivalents at beginning of period       3,510,861                    1,243,079
   Cash and cash equivalents at end of period            $1,280,693                     $393,692

            See accompanying notes to financial statements

                          THERMOGENESIS CORP.
                     NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (UNAUDITED)

1.   Interim Reporting

These Financial Statements should be read in conjunction with the Company's Annual Report (Form 10-K) for the year ended June 30, 1997. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net sales. In the opinion of management, all adjustments (which consist only of normally recurring adjustments) necessary for a fair presentation of the Financial Statements have been made. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results expected for the full year.


INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out) or market and consist approximately of the following:


                                 SEPTEMBER 30, 1997          JUNE 30, 1997
     Raw materials                  $ 2,544,071              $ 1,574,388
     Work in process                    460,327                  525,067
     Finished goods                     449,462                  479,913
     Total                          $ 3,453,860              $ 2,579,368


Included in the September 30, 1997 inventory is $1,009,678 in raw materials and work in process to manufacture the BioArchive System and CryoSeal System.

                           THERMOGENESIS CORP.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The  Company  designs  and  sells  products   and  devices  which  utilize  its
proprietary thermodynamic technology for the processing of biological substances including the cryopreservation, thawing, and harvesting of blood components ("Proprietary Technology"). Historically, the Company's primary revenues have been from sales of its FDA Class I blood plasma freezers and thawers ("Core Line Products") to hospitals, blood banks and blood transfusion centers in 32 countries. The Company has under development five new FDA Class II blood and/or tissue processing systems ("Pipe Line Products"), each consisting of a thermodynamic device designed to process blood and/or tissues through use of proprietary, sterile, disposable processing containers and applicators.

During the fiscal years 1988 through 1994, the Company focused its research and development efforts on refining Core Line Products. Since July 1994, the Company has aggressively sought new applications for its Proprietary Technology, which culminated in five FDA Class II products, two of which the Company expects to market launch in fiscal 1998. The new FDA Class II products are indicative of the Company's efforts to develop systems and processes for therapeutic use in larger markets; products which by their inherent nature require consumable disposable components for the processing of blood and/or tissue.

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying financial statements.

RESULTS OF OPERATIONS

SALES AND REVENUES:
Net sales decreased for the three months ended September 30, 1997 by approximately 58% from the respective fiscal 1997 quarter. The decrease in the 1998 fiscal quarter was due to slow demand for the Company's core line products and delays in the introduction of the Company's new FDA Class II medical devices. The Cose by IND/IDE sites in November 1997. Production has begun on the CryoSeal disposable surgical applicators which have received FDA clearance for sale. Production has also begun on the CryoSeal CS-1 device and CP-1 processing container as the Company expects FDA clearance for sale in the near future.

                            THERMOGENESIS CORP.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (CONT'D)

RESULTS OF OPERATIONS (CONT'D)

COST OF SALES:
Cost of sales as a percent of sales was approximately 154% for the three months ended September 30, 1997, as compared to 57% for the corresponding fiscal 1997 period. Cost of sales increased as a percentage of revenues as a result of four factors: 1) Labor costs for the start-up production of the CryoSeal System and the BioArchive System; 2) The expensing of CryoSeal Systems and disposables utilized in clinical tests in the United States; 3) Production labor diverted to the upgrading of the manufacturing facility; and 4) Further, significant overhead costs incurred in building and maintaining an infrastructure that is required to meet FDA regulatory requirements and standards for production of Class II medical devices. Those costs include: quality control, production control, production management, equipment, facilities and support personnel. The Company believes that the increases in overhead expenses are consistent with the needs to manufacture the two new pipeline products within the FDA guidelines.

GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative expenses for the three months ended September 30, 1997 increased by 255% from the corresponding fiscal 1997 period. This increase was due to expansion of facilities, personnel and additions to management, including the addition of a human resources department, and a business development department, that are required for the Company to manufacture and market Class II medical devices.

SALES AND MARKETING EXPENSES:
Selling and marketing expenses for the three months ended September 30, 1997 increased by 45% over the corresponding fiscal 1997 period. The increase was primarily due to an increase in salaries of executives and support personnel to plan and implement the market introduction of the N{2} BioArchive System and the CryoSeal System.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses for the three months ended September 30, 1997 increased by 90% over the corresponding fiscal 1997 period. A significant portion of the increase was due to accelerated research and development of three programs: (i) BioArchive System: a computerized human blood plasma sample storage and retrieval system, (ii) N{2} BioArchive System: a computerized liquid nand (iii) CryoSeal System: a system that harvests cryoprecipitated AHF from a donor's blood plasma for use as an intravenous treatment for hemophilia and as an autologous surgical tissue sealant and hemostatic agent. Also expensed was the cost of the CryoSeal devices and surgical disposables utilized in the clinical surgery trials underway in Milan, Italy. Management believes that research and development is essential to maintaining the Company's market position and therefore, considers such costs a continuing cost of doing business.

                            THERMOGENESIS CORP.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 (Cont'd)



RESULTS OF OPERATIONS (CONT'D)

ISSUANCE OF STOCK OPTIONS FOR SERVICES:
During the period ended September 30, 1997, the Company recorded $21,000 of consulting expense for issuance of stock options issued to two key advisors related to the CryoSeal System development and market. The options are exercisable at the fair market value as determined by the closing bid price for the Company's common stock as quoted by the Nasdaq SmallCap market on the date of grant. While the $21,000 is a non-monetary transaction, the Company has recorded the estimated fair value of the options under generally accepted accounting principles.


LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended September 30, 1997, the Company had consumed cash resources for operating activities. These resources were primarily used to fund increases in inventory, and the net loss resulting from marketing activities and product development. The increase in inventory was primarily due to the purchase of materials for production of the BioArchive and CryoSeal Systems.

Working capital decreased by $2,460,125. The decrease in cash was primarily due to funding of accelerated research and development, marketing operations and manufacturing infrastructure required to prepare for the product launch of the new pipeline products -- CryoSeal and BioArchive.

The Company used $2,077,365 for operations for the three months ended September 30, 1997. This was due to increased research and development, lower sales volume in relationship to manufacturing fixed costs and added personnel in anticipation of new products production. The Company expects, based upon its current business plan, its existing cash equivalents and/or future investment capital will be adequate to satisfy its immediate current working capital needs, and the Company is pursuing bank lines of credit, and debt or equity financing to provide for working capital for the next twelve months during product launch. No assurances can be made, however, that debt or equity financing will be available to fully execute the Company's business plan, or that it will be available on terms favorable to the Company.

At September 30, 1997, the Company has no significant outstanding capital commitments.

BACKLOG

The Company's cancelable backlog at June 30, 1997 was $360,000, and was $1,069,000 at September 30, 1997. The backlog at September 30, 1997 included $802,000 in orders for the BioArchive System and $225,000 in orders for the
CryoSeal System. The Company increased facilities and personnel for the production of the two new products, and does not anticipate any problems meeting the orders.

PART II -  OTHER INFORMATION

Item 1. Legal proceedings.
     None.

Item 2. Changes in Securities.
     None.

Item 3. Default Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     None.

Item 5. Other Information.
     None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits
     None.

     (b) Reports on Form 8-K.
     None.

                          THERMOGENESIS CORP.

                              Signatures


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    THERMOGENESIS CORP.
                                                        (Registrant)


Dated November 13, 1997


                                s/  Philip H. Coelho, Chief Executive Officer
                                   (Principal Financial Officer, Principal
                                    Accounting Officer, and Executive Officer)