Form 10-K/A
period 1997-06-30
THERMOGENESIS CORP
filed 1997-12-08
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

                           FORM 10-K/A-2

     Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1997

Commission File Number:  0-16375

                                THERMOGENESIS CORP.
                (Exact name of Registrant as specified in its charter)

             DELAWARE                                  94-3018487
   (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)             Identification No.)

          3146 GOLD CAMP DRIVE,  RANCHO CORDOVA, CA                95670
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

                          SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                                                   OTHER
NAME AND                                                           ANNUAL
PRINCIPAL                                                          COMP.        RESTRICTED STOCK   OPTIONS GRANTED
POSITION                YEAR      SALARY            BONUS                       AWARD(S)
Philip H. Coelho,       1995      $ 110,000          $ 0        $ 27,296{(1)}   $ 0                    -0-
President and Chief     1996      $ 110,000          $ 0        $ 27,296{(2)}   $ 0                 250,000{(4)}
Executive Officer       1997      $ 160,000          $ 0        $ 52,764{(3)}   $ 0                    -0-

Charles deB Griffiths   1995      $  80,000          $ 0        $ 12,000{(5)}   $ 0                    -0-
V.P. Marketing/Sales    1996      $ 110,000          $ 0        $ 21,512{(6)}   $ 0                 100,000{(8)}
Corporate Secretary     1997      $ 120,000          $ 0        $ 31,781{(7)}   $ 0                    -0-

Walter J. Ludt, III,    1995      $  80,000          $ 0        $   7,200{(9)}  $ 0                    -0-
Chief Operating Officer 1996      $ 100,000          $ 0        $ 14,253{(10)}  $ 0                 150,000{(12)}
Chief Financial Officer 1997      $ 120,000          $ 0        $  9,600{(11)}  $ 0                    -0-

{(1)} Represents payments of $7,200 annual automobile allowance and $20,096 in accrued vacation pay.

{(2)} Represents payments of $7,200 annual automobile allowance and $20,096 in accrued vacation pay.

{(3)} Represents payments of $12,000 annual automobile allowance and $40,764 in accrued vacation pay.

{(4)} Includes 200,000 stock options granted on October 23, 1995, and 50,000 stock options granted on May 29, 1996 which were repriced on April 2, 1997 to $2.3125 per share.

{(5)} Represents payments of $12,000 annual automobile allowance.

{(6)} Represents payments of $9,000 annual automobile allowance and $12,512 in accrued vacation pay.

{(7)} Represents payments of $9,000 annual automobile allowance and $22,781 in accrued vacation pay.

{(8)} Includes replacement option of 100,000.

{(9)} Represents payments of $7,200 annual automobile allowance.

{(10)}Represents payments of $8,100 annual automobile allowance and $6,153 in accrued vacation pay.

{(11)}Represents payment of $9,000 annual automobile allowance.

{(12)}Includes 100,000 stock options granted on October 23, 1995, and 50,000 stock options granted on May 29, 1996 which were repriced on April 2, 1997 to $2.3125 per share.

______________________

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

In June 1996, the Company and Walter J. Ludt, III entered into an employment agreement whereby Mr. Ludt agreed to serve as Chief Operating Officer and Chief Financial Officer of the Company and receive compensation equal to $120,000 per year and a $750 per month car allowance, subject to annual increases as may be determined by the Board of Directors. The employment agreement may be terminated by Mr. Ludt or by the Company with or without cause. In the event Mr. Ludt is terminated by the Company without cause, he will be entitled to receive severance pay equal to the greater of six months of his annual salary, or the remaining term of the agreement. In addition, the employment agreement provides that in the event Mr. Ludt is terminated following a change of control, he shall be paid an amount equal to three times his annual salary. The phrase "change of control" is defined he issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, or (iii) the acquisition of the Company in a merger or other business combination. The employment agreement expires by its terms in June 1999.

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

                                  INDIVIDUAL GRANTS

                                     Percent of Total
                                     Options Granted
                    Number of        to Employees in                                   Potential Realized Value at
                    Securities       Fiscal Year                                       Assumed Annual Rates of Stock
                    Underlying                        Exercise Base                    Price Appreciation for Option
                    Options Granted                   Price           Expiration       Term
Director                                              ($/sh){1}       Date             10%($){(2)}     5%($){(2)}
Philip Coelho         50,000           4.2%           $ 2.3125{(3)}    5/29/01          $  31,947       $  70,589
Walter Ludt           50,000           4.2%           $ 2.3125{(4)}    5/29/01          $  31,947       $  70,589

FOOTNOTES TO TABLE
{(1)}The exercise price of the options repriced during fiscal year 1996 was equal to the closing market price of the Company's common stock on the date the option was repriced. All other terms remained the same.
{(2)}The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future common stock prices, or actual performance.
{(3)}Options were repriced on April 2,1997 at $2.3125.
{(4)}Options were repriced on April 2, 1997 at $2.3125.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

The following table sets forth executive officer options exercised and option values for fiscal year 1996, as adjusted for the Company's one-for-two stock consolidation effected June 14, 1996 for all fiscal year executive officers.

                                                Number of Options      Value of Unexercised
                                                at FY end              Options at FY End
                   Shares Acquired  Value       (Exercisable/          (Exercisable/
NAME               OR EXERCISED     REALIZED     UNEXERCISABLE)         UNEXERCISABLE){(1)}
Philip H. Coelho      -              -           425,000/               $ 235,275/
                                                         -0-                      $ -0-

Charles Griffiths     -              -           225,000/               $ 123,225/
                                                         -0-                      $ -0-

Walter Ludt, III      -              -           183,333/               $  89,000/
                                                         -0-                      $-0-

FOOTNOTES TO TABLE

{(1)}    Based on June 30, 1997 year end closing bid price of $2.781 per share.

                            THERMOGENESIS CORP.

                                Signatures


In accordance with section 13 or section 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THERMOGENESIS CORP.



                                         Dated: December 5, 1997
By: Philip H. Coelho,
Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                         Dated: December 5, 1997
By: Philip H. Coelho,
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)



                                          Dated: December 5, 1997
By: Renee Ruecker
Director of Finance
(Principal Financial Officer)