Form 10-Q
period 1997-12-31
THERMOGENESIS CORP
filed 1998-02-13
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                               FORM 10-Q


    X    Quarterly  Report  Pursuant  to Section 13 or 15(d) of  the Securities
     Exchange Act of 1934 for the quarterly period ended December 31, 1997.


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


The number of shares of the registrant's common stock, $.001 par value, outstanding on February 5, 1998 was 18,762,544.
                    _______________________________

                          THERMOGENESIS CORP.


                            INDEX

                                                                   PAGE NUMBER
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

      Balance Sheets at December 31, 1997
       and June 30, 1997................................................... 3

      Statements of Operations for the
       Three and Six Months ended December 31, 1997 and 1996............... 5

      Statements of Cash Flows for
       the Three and Six Months Ended December 31, 1997 and 1996..........  6

      Notes to Financial Statements.......................................  7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................  8


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................. 13


SIGNATURES................................................................ 14

PART  I    FINANCIAL INFORMATION

                          THERMOGENESIS CORP.
                            BALANCE SHEETS
                              (UNAUDITED)



                                                           December 31,            June 30,
ASSETS                                                            1997                1997
Current Assets:
Cash and cash equivalents                                  $4,782,841               $3,510,861
Accounts receivable, net of allowance for doubtful
   accounts of $97,913 ($97,913 at June 30, 1997)              862,931                2,067,990
Inventory                                                    3,198,204                2,579,368
Other current assets                                           264,189                  247,819
     Total current assets                                    9,108,165                8,406,038
Equipment, at cost less accumulated depreciation
    of $868,387 ($670,269 at June 30, 1997)                  1,383,444                1,358,747
Prepaid royalties, net of accumulated amortization
    of $415,911 ($388,185 at June 30, 1997)                    138,589                  166,315
Other assets                                                   233,517                  256,626
                                                           $10,863,715              $10,187,726




            See accompanying notes to financial statements.

                          THERMOGENESIS CORP.
                      BALANCE SHEETS (CONTINUED)
                              (UNAUDITED)

                                                           December 31,             June 30,
LIABILITIES AND SHAREHOLDER'S EQUITY                             1997                  1997
Current liabilities:
   Accounts payable and accrued liabilities                 $1,009,258              $1,523,647
   Accrued payroll and related expenses                        164,666                 274,008
   Customer deposits                                           145,511                  49,310
   Current portion of capital lease obligations                144,336                 151,836
         Total current liabilities                           1,463,771               1,998,801
Long-term capital lease obligations                            101,126                 164,283
Commitments                                                      ---                     ---
Shareholders' equity:
 Preferred stock, $.001 par value;
   2,000,000 shares authorized; no shares
   issued and outstanding                                        ---                     ---
 Common stock, $.001 par value;
   50,000,000 shares authorized;
   18,756,919 issued and outstanding
   (15,865,305 at June 30, 1997)                                18,756                  15,866
 Paid in capital in excess of par                           25,912,933              19,197,526
 Accumulated deficit                                       (16,632,871)            (11,188,750)
        Total shareholders' equity                           9,298,818               8,024,642
                                                           $10,863,715             $10,187,726



            See accompanying notes to financial statements.

                          THERMOGENESIS CORP.
                       STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                         Three Months Ended                    Six Months Ended
                                           December 31,                           December 31,
                                          1997               1996                       1997         1996


Net sales                                     $815,992       $2,650,690        $1,527,092       $4,348,286
Cost of sales                                1,386,575        1,513,956         2,481,632        2,487,921
     Gross profit (loss)                     (570,583)        1,136,734         (954,540)        1,860,365
Expenses:
   General and administrative                  637,494          307,062         1,102,952          438,316
   Selling and marketing                       628,000          405,578         1,156,633          769,958
   Research and development                  1,120,727          625,432         2,202,542        1,194,167
   Issuance of stock options for
services                                        21,000           14,000            42,000           28,000
   Interest                                     13,716           15,208            26,142           36,447
      Total expenses                         2,420,937        1,367,280         4,530,269        2,466,888
Interest income                                  9,327           33,711            40,688           41,804
Net loss                                  ($2,982,193)       ($196,835)       ($5,444,121)       ($564,719)
Per share data:
Basic and diluted loss per share               ($0.18)          ($0.01)           ($0.33)          ($0.04)
Shares used in computing
 per share data                             16,899,943       14,511,000        16,386,166       13,755,000




            See accompanying notes to financial statements.

                          THERMOGENESIS CORP.
                       STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

Cash flows from operating activities:                           1997                     1996
    Net loss                                                  ($5,444,121)               ($564,719)
    Adjustments to reconcile net loss to
       net cash used by operating activities:
        Depreciation and amortization                             225,844                  148,267
        Issuance of stock options for inventory                     - -                    414,426
        Issuance of stock options for services                     42,000                   28,000
        Net change in operating assets and liabilities:
            Accounts receivable                                 1,205,059               (1,570,880)
            Inventory                                            (618,836)                (173,809)
            Other current assets                                  (16,370)                (177,537)
            Other assets                                           23,109                   13,946
            Accounts payable and accrued liabilities             (514,389)                (253,831)
            Accrued payroll and related expenses                 (109,342)                 (52,203)
            Customer deposits                                      96,201                   28,023
       Net cash used in operating activities                   (5,110,845)              (2,160,317)
Cash flows from investing activities:
   Capital expenditures                                          (222,815)                (218,159)
Cash flows from financing activities:
    Principal payments on long-term lease obligations             (70,657)                 (25,100)
    Exercise of stock options and warrants                        206,301                       --
    Issuance of common stock                                    6,469,996                7,892,611
        Net cash provided by financing activities               6,605,640                7,867,511
   Net increase in cash and cash equivalents                    1,271,980                5,489,035
   Cash and cash equivalents at beginning of period             3,510,861                1,243,079
   Cash and cash equivalents at end of period                  $4,782,841               $6,732,114

            See accompanying notes to financial statements

                          THERMOGENESIS CORP.
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997
                              (UNAUDITED)

1.   Interim Reporting

These Financial Statements should be read in conjunction with the Company's Annual Report (Form 10-K) for the year ended June 30, 1997. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net sales. In the opinion of management, all adjustments (which consist only of normally recurring adjustments) necessary for a fair presentation of the Financial Statements have been made. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results expected for the full year.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The adoption of Statement 128 had no impact on the basic and diluted loss per share for the three and six months ended December 31, 1997 and 1996. In addition, the adoption of Statement 128 had no impact on net loss per share amounts for all periods presented in the Selected Consolidated Financial Data and the financial statements included in the Company's Annual Report (Form 10-K) for the year ended June 30, 1997.

INVENTORIES
Inventories are stated at the lower of cost (First-In, First-Out) or market and consist approximately of the following:

                               DECEMBER 31, 1997          JUNE 30, 1997
     Raw materials                     $ 2,285,528      $ 1,574,388
     Work in process                       614,957          525,067
     Finished goods                        297,719          479,913
     Total                             $ 3,198,204      $ 2,579,368

Included in the December 31, 1997 inventory is $737,000 in raw materials and work in process to manufacture the BioArchive System and CryoSeal System.

EQUITY
The Company completed a private financing on December 31, 1997, in which it received $6,469,996 net of expenses. The proceeds from the offering were received from the sale of 2,781,000 shares of common stock at $2.50 per share and issued three year warrants to the purchasers representing the right to acquire an additional 278,100 shares in the aggregate, at an exercise price of $3.00 per share.

                          THERMOGENESIS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

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

RESULTS OF OPERATIONS

SALES AND REVENUES:
Net sales decreased for the three and six months ended December 31, 1997 by approximately 69% and 65%, respectively, from the corresponding 1997 period. The decrease in the fiscal 1998 periods is reflective of one time sales of $2,300,000 of the Company's human blood plasma freezers to a single customer during the six month period ended December 31, 1996. The Company also experienced slower demand among other customers for the Company's core line products and delays in the introduction of the Company's new FDA Class II medical devices. The Company delivered the first two Beta BioArchive Systems for use by IND/IDE sites in December 1997. Production has begun on the CryoSeal CS-1 device and CP-1 processing container as the Company expects to market and sell those products in Europe and Canada, pending FDA clearance for marketing in the U.S. At this time, the Company is unable to project an FDA clearance date that would be sooner than the first quarter of fiscal 1999.

                     THERMOGENESIS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR  THE  THREE  AND  SIX  MONTHS  ENDED  DECEMBER 31, 1997 AND  1996
(CONT'D)

RESULTS OF OPERATIONS (CONT'D)

COST OF SALES:
Cost of sales as a percent of sales was approximately 170% and 163% for the three and six months ended December 31, 1997, as compared to 57% for the corresponding fiscal 1997 periods. Cost of sales increased as a percentage of revenues as a result of four factors: 1) Labor costs for the start-up production of the CryoSeal System and the BioArchive System; 2) Production labor diverted to the upgrading of the manufacturing facility; 3) higher warranty reserves for Pipe Line Products used in clinical studies; and 4) Further, significant overhead costs incurred in building and maintaining an infrastructure that is required to meet FDA regulatory requirements and standards for production of Class II medical devices. Those costs include: quality control, document control, production control, production management, equipment, facilities and support personnel. The Company believes that the increases in overhead expenses are consistent with the needs to manufacture the two new Pipe Line products within the FDA guidelines and achieve ISO 9003 certification by June 1998.

GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative expenses for the three and six months ended December 31, 1997 increased by 108% and 152% from the corresponding fiscal 1997 periods. In November 1997, the Company made significant changes in senior management to improve operations, replacing the Chief Operating Officer and Director of Manufacturing. Approximately $200,000 of the increase was due to accrual of severance payments to departing executives and signing bonuses for the new President and the new Vice President of Manufacturing Operations. The additional increase is also attributable to expansion of facilities, personnel and additions to management that are required for the Company to manufacture and market Class II medical devices and achieve ISO 9003 certification by June 1998.

SALES AND MARKETING EXPENSES:
Selling and marketing expenses for the three and six months ended December 31, 1997 increased by 55% and 50% over the corresponding fiscal 1997 periods. The increase was primarily due to an increase in salaries for additional executives and support personnel to plan and implement the expected market introduction of the N{2} BioArchive System and the CryoSeal System.

                     THERMOGENESIS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997

RESULTS OF OPERATIONS (CONT'D)

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses for the three and six months ended December 31, 1997 increased by 79% and 84% over the corresponding fiscal 1997 periods. A significant portion of the increase was due to accelerated research and development of these programs:(i) N{2} BioArchive System: a computerized liquid nitrogen biological storage and retrieval system and (ii) CryoSeal
System: a system that harvests cryoprecipitated AHF from a donor's blood plasma for use as an intravenous treatment for hemophilia and as an autologous surgical tissue sealant and hemostatic agent. The Company also expensed the cost of CryoSeal devices and surgical disposables during the period that were utilized in the clinical surgery trials underway in Milan, Italy. Management believes that research and development is essential to maintaining the Company's market position and therefore, considers such expenses a continuing cost of doing business.

ISSUANCE OF STOCK OPTIONS FOR SERVICES:
During the six months ended December 31, 1997, the Company recorded $42,000 of consulting expense for issuance of stock options issued to two key advisors related to the CryoSeal System development and market. The options are exercisable at the fair market value as determined by the closing bid price for the Company's common stock as quoted by the Nasdaq SmallCap market on the date of grant. While the $42,000 is a non-monetary transaction, the Company has recorded the estimated fair value of the options under generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES
During the six month periods ended December 31, 1997 and 1996, the Company had consumed cash resources for operating activities. These resources were primarily used to fund increases in inventory, and the net loss resulting from marketing activities and product development. The increase in inventory was primarily due to the purchase of materials for production of the BioArchive and CryoSeal Systems.

Working capital increased by $1,237,157. The increase was primarily due to the net proceeds received from the private financing.

The Company used $5,110,846 for operations for the six months ended December 31, 1997. This was due to increased research and development, lower sales volume in relationship to manufacturing fixed costs and added personnel in anticipation of new products production. The Company believes, based upon its current business plan, its existing cash equivalents and/or future investment capital, that it has adequate capital to satisfy its immediate current working capital needs, for approximately 12 months. The Company is also pursuing bank lines of credit to assist in product distribution. No assurances can be made, however, that financing will be available to fully execute the Company's business plan, or that it will be available on terms favorable to the Company.

                          THERMOGENESIS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)
During the second quarter of fiscal 1998, the Company initiated a restructuring of its operations to improve the sales and marketing expense trends noted during the first six months of the fiscal year. The initial phase of the restructuring involved replacing the Chief Operating Officer and Director of Manufacturing, as discussed above and putting policies and procedures in place to ensure that the Company transitions toward positive gross margins and expenses that reflect a percentage of revenues consistent with other companies in the medical device industry. In January 1998, the second phase of the restructuring focused on the Sales and Marketing function to increase sales and decrease the expenses of those departments. As part of this phase, the Vice President of Marketing and the Director of Customer Service left the Company. The third phase of the restructuring will focus on the manufacturing process and decreasing the cost of sales of the Company's products.

The  Company  has  entered into  discussions  with  a  foreign  distributor  to
accelerate  launch  and   coverage  of  distribution  of  the  CryoSeal  System
throughout Europe.

At December 31, 1997, the Company has no significant outstanding capital commitments.

BACKLOG

The Company's cancelable backlog at June 30, 1997 was $360,000, and was $1,230,000 at December 31, 1997. The backlog at December 31, 1997 included $865,000 in orders for the BioArchive System. The Company increased personnel for the production of the two new products and is analyzing its current facilities capacity to ensure that the backlog orders will be filled.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF COMMON STOCK

GOVERNMENT REGULATION ASSOCIATED  WITH PRODUCTS The European Economic Community
(EEC) is requiring medical devices that the Company manufactures to comply with the Medical Device Directive and CE Marking requirements by June 14, 1998. In order to achieve CE marking, the Company must be certified by a Notified Body of the EEC countries to meet the EN 46000 quality standard
(APPLICATION OF ISO/EN 9000 TO THE MANUFACTURE OF MEDICAL DEVICES) In the six months ended December 31, 1997, approximately 30% of the Company's revenues were generated from European sales. The Company has established a plan to achieve certification by June 14, 1998, however, there is no assurance that the Company will receive certification.

PART II -  OTHER INFORMATION

Item 1. Legal proceedings.
     None.

Item 2. Changes in Securities.
     None.

Item 3. Default Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     None.

Item 5. Other Information.
     None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits
            None.

     (b) Reports on Form 8-K.
            Form 8-K for event dated December 2, 1997
                Announcing Closing of Equity Offering
            Form 8-K for event dated December 31, 1997
                Announcing Closing of Equity Offering.

                          THERMOGENESIS CORP.

                              Signatures


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     THERMOGENESIS CORP.
                        (Registrant)


Dated February 11, 1998

                                S/PHILIP H. COELHO
                                 Chief Executive Officer
                                 (Principal Executive Officer and Principal
                                  Financial Officer)





                                S/RENEE M. RUECKER
                                 Director of Finance
                                (Principal Accounting Officer)