Form 10-Q
period 1998-03-31
THERMOGENESIS CORP
filed 1998-05-12
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                               FORM 10-Q


    X    Quarterly  Report  Pursuant  to Section 13 or 15(d) of  the Securities
     Exchange Act of 1934 for the quarterly period ended March 31, 1998.


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


The number of shares of the registrant's common stock, $.001 par value, outstanding on April 30, 1998 was 18,925,669.
                    _______________________________

                          THERMOGENESIS CORP.


                                INDEX

                                                                 PAGE NUMBER
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

      Balance Sheets at March 31, 1998
      and June 30,1997...................................................3

      Statements of Operations for the
      Three and Nine months ended March 31, 1998 and 1997............... 5

      Statements of Cash Flows for
      the Three and Nine months ended March 31, 1998 and 1997............6

      Notes to Financial Statements..................................... 7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................8


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K............................... 12


SIGNATURES...............................................................13

PART  I    FINANCIAL INFORMATION

                          THERMOGENESIS CORP.
                            BALANCE SHEETS
                              (UNAUDITED)



                                                            March 31,               June 30,
ASSETS                                                       1998                      1997
Current Assets:
Cash and cash equivalents                                  $3,294,367               $3,510,861
Accounts receivable, net of allowance for doubtful
   accounts of $97,910 ($97,913 at June 30, 1997)           1,061,525                2,067,990
Inventory                                                   2,606,667                2,579,368
Other current assets                                          170,731                  247,819
     Total current assets                                   7,133,290                8,406,038
Equipment, at cost less accumulated depreciation
    of $984,976 ($670,269 at June 30, 1997)                 1,611,311                1,358,747
Prepaid royalties, net of accumulated amortization
    of $429,774 ($388,185 at June 30, 1997)                   124,726                  166,315
Other assets                                                  232,096                  256,626
                                                           $9,101,423              $10,187,726




            See accompanying notes to financial statements.

                          THERMOGENESIS CORP.
                      BALANCE SHEETS (CONTINUED)
                              (UNAUDITED)

                                                             March 31,                June 30,
LIABILITIES AND SHAREHOLDER'S EQUITY                           1998                    1997
Current liabilities:
   Accounts payable and accrued liabilities                 $1,034,875              $1,523,647
   Accrued payroll and related expenses                        233,797                 274,008
   Customer deposits                                            88,248                  49,310
   Current portion of capital lease obligations                105,151                 151,836
         Total current liabilities                           1,462,071               1,998,801
Long-term capital lease obligations                             88,582                 164,283
Commitments                                                      ---                     ---
Shareholders' equity:
 Preferred stock, $.001 par value;
   2,000,000 shares authorized; no shares
   issued and outstanding                                        ---                     ---
 Common stock, $.001 par value;
   50,000,000 shares authorized;
   18,919,419 issued and outstanding
   (15,865,305 at June 30, 1997)                                18,918                   15,866
 Paid in capital in excess of par                           26,284,519               19,197,526
 Accumulated deficit                                        (18,752,667)             (11,188,750)
        Total shareholders' equity                           7,550,770                8,024,642
                                                            $9,101,423               $10,187,726



            See accompanying notes to financial statements.

                          THERMOGENESIS CORP.
                       STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                      Three Months Ended       Nine months ended
                                          March 31,                 March 31,

                                    1998             1997              1998           1997

Net sales                        $1,028,973        $1,396,259        $2,556,065       $5,744,545

Cost of sales                     1,231,468         1,077,363         3,713,100        3,565,284
     Gross profit (loss)          (202,495)           318,896        (1,157,035)       2,179,261
Expenses:
   General and administrative       510,282           375,753         1,613,234          814,069
   Selling and marketing            550,303           556,130         1,706,936        1,326,088
   Research and development         837,690           858,646         3,040,232        2,052,793
   Issuance of stock options for
      services                       13,000            14,000            55,000           42,000
   Interest                          17,956            22,001            44,098           58,448
      Total expenses              1,929,231         1,826,530         6,459,500        4,293,398
Interest income                      11,930            16,021            52,618           57,825
Net loss                         ($2,119,796)     ($1,491,613)      ($7,563,917)     ($2,056,312)
Per share data:
Basic and diluted loss per share     ($0.11)          ($0.09)             ($0.44)         ($0.14)
Shares used in computing
 per share data                   18,821,502       15,846,000        17,197,945         14,452,000




            See accompanying notes to financial statements.

                          THERMOGENESIS CORP.
                       STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED MARCH 31, 1998 AND 1997

Cash flows from operating activities:                      1998                     1997
    Net loss                                              ($7,563,917)             ($2,056,312)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
        Depreciation and amortization                         359,121                 218,665
        Issuance of stock options for inventory                  - -                  432,395
        Issuance of stock options for services                 55,000                  42,000
        Net change in operating assets and liabilities:
            Accounts receivable                             1,006,465                (785,714)
            Inventory                                         (27,299)               (376,347)
            Other current assets                               77,088                (140,104)
            Other assets                                       24,530                  29,356
            Accounts payable and accrued liabilities         (488,772)               (199,916)
            Accrued payroll and related expenses              (40,211)                  29,501
            Customer deposits                                  38,938                   31,048
       Net cash used in operating activities               (6,559,057)              (2,775,428)
Cash flows from investing activities:
   Capital expenditures                                      (570,096)                (512,620)
Cash flows from financing activities:
    Principal payments on long-term lease obligations        (122,386)                 (56,081)
    Exercise of stock options and warrants                    539,549                       --
    Issuance of common stock                                6,495,496                 7,946,265
        Net cash provided by financing activities           6,912,659                 7,890,184
   Net increase (decrease) in cash and cash equivalents      (216,494)                4,602,136
   Cash and cash equivalents at beginning of period         3,510,861                 1,243,079
   Cash and cash equivalents at end of period              $3,294,367                $5,845,215

            See accompanying notes to financial statements

                          THERMOGENESIS CORP.
                     NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1998
                              (UNAUDITED)

1.  Interim Reporting

These Financial Statements should be read in conjunction with the Company's Annual Report (Form 10-K) for the year ended June 30, 1997. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net sales. In the opinion of management, all adjustments (which consist only of normally recurring adjustments) necessary for a fair presentation of the Financial Statements have been made. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The adoption of Statement 128 had no impact on the basic and diluted loss per share for the three and nine months ended March 31, 1998 and 1997. In addition, the adoption of Statement 128 had no impact on net loss per share amounts for all periods presented in the Selected Consolidated Financial Data and the financial statements included in the Company's Annual Report (Form 10-K) for the year ended June 30, 1997.

INVENTORIES
Inventories are stated at the lower of cost (First-In, First-Out) or market and consist approximately of the following:

                                   MARCH 31, 1998     JUNE 30, 1997
     Raw materials                    $ 1,798,928       $ 1,574,388
     Work in process                      595,869           525,067
     Finished goods                       211,870           479,913
     Total                            $ 2,606,667       $ 2,579,368

Included in the March 31, 1998 inventory is $1,048,000 in raw materials and work in process to manufacture the BioArchive System and CryoSeal System.

EQUITY
The Company completed private financings in December 1997, from which it received $6,469,996 net of expenses. The proceeds from the offering were received from the sale of 2,781,000 shares of common stock at $2.50 per share and issued three year warrants to the purchasers representing the right to acquire an additional 278,100 shares in the aggregate, at an exercise price of $3.00 per share.

                          THERMOGENESIS CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997

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

During the fiscal years 1988 through 1994, the Company focused its research and development efforts on developing and refining Core Line Products. Since July 1994, the Company has aggressively sought new applications for its Proprietary Technology, which culminated in five FDA Class II products, two of which the Company expects to market launch in the fourth quarter of calendar 1998. The new FDA Class II products are indicative of the Company's efforts to develop systems and processes for therapeutic use in larger markets; products which by their inherent nature require high gross margin consumable disposable components for the processing of blood and/or tissue.

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying financial statements.

RESULTS OF OPERATIONS

SALES AND REVENUES:
Net sales decreased for the three and nine months ended March 31, 1998 by approximately 26% and 56%, respectively, from the corresponding 1997 period. The decrease in the fiscal 1998 periods is reflective of one time sales of $4,326,090 of the Company's largonth period ended March 31, 1997. The Company delivered the first two Beta BioArchive Systems for use by IND/IDE sites in December 1997. Based on the success of those installations, a production run of 10 BioArchive units was set for the fourth quarter fiscal 1998. Production has also begun on the CryoSeal CS-1 device and CP-1 processing container as the Company expects to market and sell those products in Europe and Canada, pending ISO 9003 certification and CE Marking. The CryoSeal System is awaiting FDA clearance for marketing in the U.S. At this time, the Company is unable to project an FDA clearance date that would be sooner than the first quarter of fiscal 1999.

                          THERMOGENESIS CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997 (CONT'D)

RESULTS OF OPERATIONS (CONT'D)

COST OF SALES:
Cost of sales as a percent of sales was approximately 120% and 145% for the three and nine months ended March 31, 1998, as compared to 77% and 62% for the corresponding fiscal 1997 periods. Cost of sales increased as a percentage of revenues as a result of the following factors: 1) Labor costs incurred to ensure the Company meets ISO 9003 quality standards; 2) Labor costs for the start-up production of the CryoSeal System and the BioArchive System which have generated no revenues in this quarter; 3) Production labor diverted to the upgrading of the manufacturing facility; 4) Higher warranty reserves for Pipe Line Products used in clinical studies; and 5) Significant overhead costs incurred in building and maintaining an infrastructure that is required to meet FDA regulatory requirements and standards for production of Class II medical devices. Those costs include: quality control, document control, production control, production management, equipment, facilities and support personnel. The Company believes that the increases in overhead expenses are consistent with the needs to manufacture the two new Pipe Line products within the FDA guidelines and achieve ISO 9003 certification.

GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative expenses for the three and nine months ended March 31, 1998 increased by 36% and 98% from the corresponding fiscal 1997 periods. In November 1997, the Company made significant changes in senior management to improve operations, replacing the Chief Operating Officer and Director of Manufacturing. Approximately $200,000 of the increase for the nine month period was due to accrual of severance payments to departing executives and signing bonuses for the new President and the new Vice President of Manufacturing Operations. The additional increase is also attributable to expansion of facilities, personnel and additions to management that are required for the Company to manufacture and market Class II medical devices and achieve ISO 9003 certification.

SELLING AND MARKETING EXPENSES:
Selling and marketing expenses for the three months ended March 31, 1998 decreased by 1% from the quarter ended March 31, 1997. The decrease is a result of the restructuring that occurred in the marketing department in the third quarter and the Company's efforts to control costs. Although selling and marketing expenses increased 29% over the year to date 1997 period, the percentage increase was significantly lower than the second quarter year to date comparison of 50%. The 29% increase was primarily due to an increase in salaries for additional executives and support personnel to plan and implement the expected fourth quarter fiscal 1998 market introduction of the N{2} BioArchive System and the CryoSeal System.

                          THERMOGENESIS CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998

RESULTS OF OPERATIONS (CONT'D)

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses for the three months ended March 31, 1998 decreased by 2% from the corresponding 1997 period. The decrease is a result of the BioArchive and CryoSeal systems moving into production and the Company's efforts to control costs. Research and development expenses for the nine months ended March 31, 1998 increased 48% over the corresponding 1997 period. A significant portion of the increase was due to accelerated research and development of these programs:(i) N{2} BioArchive System: a computerized liquid nitrogen biological storage and retrieval system and (ii) CryoSeal
System: a system that harvests cryoprecipitated AHF from a donor's blood plasma for use as an intravenous treatment for hemophilia and as an autologous surgical tissue sealant and hemostatic agent. The Company also expensed the cost of CryoSeal devices and surgical disposables during the period that were utilized in the clinical surgery trials underway in Milan, Italy. Management believes that research and development is essential to maintaining the Company's market position and therefore, considers such expenses a continuing cost of doing business.

ISSUANCE OF STOCK OPTIONS FOR SERVICES:
During the nine months ended March 31, 1998, the Company recorded $55,000 of consulting expense for issuance of stock options issued to two key advisors related to the CryoSeal System development and market. The options are exercisable at the fair market value as determined by the closing bid price for the Company's common stock as quoted by the Nasdaq SmallCap market on the date of grant. While the $55,000 is a non-monetary transaction, the Company has recorded the estimated fair value of the options under generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES
During the nine month periods ended March 31, 1998 and 1997, the Company had consumed cash resources for operating activities. These resources were primarily used to fund increases in inventory and the net loss resulting from marketing activities and product development.

Working capital decreased by $736,018. The decrease was primarily due to funding of accelerated research and development, marketing operations and manufacturing infrastructure required to prepare for the product launch of the new pipeline products -- CryoSeal and BioArchive.

The Company used $6,509,595 for operations for the nine months ended March 31, 1998. This was due to increased research and development, lower sales volume in relationship to manufacturing fixed costs and added personnel in anticipation of new products production and marketing. The Company believes, based upon its current business plan, its existing cash equivalents and/or future investment capital, that it has adequate capital to satisfy its current working capital needs. The Company is also pursuing additional bank lines of credit to assist in product distribution and production. No assurances can be made, however, that financing will be available to fully execute the Company's long term business plan, or that if available that such financing will be available on terms favorable to the Company.

                          THERMOGENESIS CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)
In February 1998 the Company signed an agreement with Dideco Sp.A. for exclusive distribution of the CryoSeal System throughout Europe.

At March 31, 1998, the Company had no significant outstanding capital commitments.

BACKLOG

The  Company's  cancelable  backlog  at June 30, 1997  was  $360,000,  and  was
$1,519,000  at  March  31,  1998.   The backlog  at  March  31,  1998  included
$1,344,000 in orders for the BioArchive System. The Company increased personnel and facility capacity for the production of the two new products.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF COMMON STOCK

GOVERNMENT REGULATION ASSOCIATED WITH  PRODUCTS The European Economic Community
(EEC) is requiring medical devices that the Company manufactures to comply with the Medical Device Directive and CE Marking requirements by June 14, 1998. In order to achieve CE Marking, the Company must be certified by a Notified Body of the EEC countries to meet the EN 46000 quality standard (APPLICATION OF ISO/EN 9000 TO THE MANUFACTURE OF MEDICAL DEVICES) In the nine months ended March 31, 1998, approximately 40% of the Company's revenues were generated from European sales. The Company has established a plan to achieve certification, however, there is no assurance that the Company will receive certification by the required date. Delays in certification may impact results of operations due to decreased foreign sales.

PART II -  OTHER INFORMATION

Item 1. Legal proceedings.
        None.

Item 2. Changes in Securities.
        None.

Item 3. Default Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

           American Securities Transfer & Trust, Inc. reports the following totals for all the proposals voted at the Annual Meeting of Shareholders held February 2, 1998.

     Proposal #1      ELECTION OF DIRECTORS             For        Withhold

                      PHILIP H. COELHO              12,193,810      261,164
                      CHARLES DE B. GRIFFITHS       12,194,823      260,151
                      HUBERT HUCKEL                 12,190,323      264,651
                      PATRICK McENANY               12,148,888      306,486
                      JAMES GODSEY                  12,189,823      265,151

     Proposal #2      APPROVAL OF THE EQUITY INCENTIVE PLAN.

                      For          Against         Abstain
                  11,275,441       994,588         186,895


Item 5. Other Information.
        None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits
         None.

     (b) Reports on Form 8-K.
         Current Report on Form 8-K for event date February 16, 1998.

                          THERMOGENESIS CORP.

                              Signatures


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          THERMOGENESIS CORP.
                             (Registrant)


Dated May 11, 1998
                                   s/Philip H. Coelho
                                 Chief Executive Officer
                                 (Principal Executive Officer and Principal
                                 Financial Officer)




                                    s/Renee Ruecker
                                 Director of Finance
                                (Principal Accounting Officer)