Form 10-K
period 1998-06-30
THERMOGENESIS CORP
filed 1998-09-28
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                               FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1998     Commission File Number:  0-16375

                       THERMOGENESIS CORP.
                 (Exact name of Registrant as specified in its charter)

     DELAWARE                                           94-3018487
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment of this Form 10-K. <checked-box>

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on September 17, 1998, was $27,638,010.

The number of shares of the registrant's common stock, $.001 par value, outstanding on September 17, 1998 was 18,952,669.

                  DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant's annual meeting of stockholders to be held on December 11, 1998.

                           TABLE OF CONTENTS

     PAGE NUMBER

ITEM 1. Business...................................................... 1
           (a) General and Historical Development of Business....      1
           (b) Factors Affecting Operating Results.................... 6
           (c) Description of the Business............................ 7

ITEM 2. Description of Properties..................................... 22

ITEM 3. Legal Proceedings............................................. 23

ITEM 4. Submission of Matters to a Vote of Security Holders....       23

ITEM 5. Market for the Registrant's Common Stock and Related
        Stockholder Matters.......................................... 24

ITEM 6. Selected Financial Data...................................... 25

ITEM 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations........................................ 26
        (a) Overview................................................. 26
        (b) Results of Operations.................................... 27
        (c) Liquidity and Capital Resources.......................... 30

ITEM 8. Financial Statements and Supplementary Data.................. 32

ITEM 9. Changes in and Disagreements with Accountants on Accounting
        And Financial Disclosure..................................... 52

ITEM 10. Directors and Executive Officers of the Registrant.......... 52

ITEM 11. Executive Compensation...................................... 52

ITEM 12. Security Ownership of Certain Beneficial Owners and Management 52

ITEM 13. Certain Relationships and Related Transactions............... 52

ITEM 14. Exhibits..................................................... 53
         (a) Financial Statements..................................    53
         (b) Reports on Form 8-K.....................................  53
         (c) Exhibits...............................................   53


                                       (i)


                        PART I

ITEM 1.  BUSINESS

(A)  GENERAL AND HISTORICAL DEVELOPMENT OF BUSINESS

The company was incorporated in Delaware in July 1986 as InstaCool Inc. of North America, and subsequently merged with Refrigeration Systems International, Inc., a California corporation. In January of 1995, the Company changed its name to THERMOGENESIS CORP. ("Company") to better reflect the thermodynamic blood processing segment of the biotechnology industry that it hopes to service through development of new products. The Company designs, develops, manufactures, and sells products and devices which utilize its proprietary thermodynamic technology for the processing of biological substances including the cryopreservation, thawing, and harvesting of blood components.

Historically, the Company's primary revenues were from sales of ultra rapid blood plasma freezers and thawers to hospitals, blood banks and blood transfusion centers. Currently, the Company is manufacturing several categories of thermodynamic devices which are being sold to the blood plasma industry under US Food & Drug Administration ("FDA") permission to market in the United States. Other potential applications and markets for the Company's proprietary thermodynamic technology include medical and pharmaceutical applications, and industrial applications. During the fiscal years 1988 through 1995, the Company focused its efforts on research, development and refinement of product design for its blood plasma freezers and thawers. During that period, the Company continuously sought new applications for its technology, including the design of micro-manufacturing systems which utilize the Company's thermodynamic competence in new medical and pharmaceutical applications.

Beginning in late 1993, and with accelerated research and development efforts from 1996 to date totaling approximately $9 million, the Company completed development of two new technology platforms, each of which will give rise to multiple medical devices targeted at a number of different medical and surgical applications. These two technology platforms are viewed by the Company as micro-manufacturing platforms that produce biopharmaceutical drugs composed of stem cells, proteins, enzymes or other blood components that have therapeutic applications for treatment of human disease. The technology platforms are generically referred to as the BioArchive<trademark> Platform and the CryoSeal<trademark> Platform. The first product developed under the BioArchive Platform, the BioArchive Stem Cell System, was launched in the fourth quarter of fiscal 1998, and the first product developed under the CryoSeal Platform, the CryoSeal AHF System, is expected to launch in the second quarter of fiscal 1999.

In addition to the significant research and development costs associated with completing both new platform technologies, the Company has incurred significant expenses during fiscal year 1998 for upgrades to the entire manufacturing operation which now provides the capability to produce these new FDA Class II technology platforms to the demands of FDA good manufacturing practices ("cGMP") and ISO 9003. These upgrade expenses were absorbed into the cost of sales for fiscal year 1998 sales and account for a significant portion of the reduction in gross profit from fiscal year 1997 sales. Finally, the Company devoted higher than usual expenses to general and administrative operations as it restructured senior management including recruiting a senior leadership team highly experienced in manufacturing and marketing sophisticated FDA class II medical devices in order to properly transition the Company from its research and development phase to an organization that effectively manufactures, launches and supports these new products in the marketplace.

Following successful product launch of the first product derived from each of the two new platforms in fiscal year 1999, the Company intends to initiate specific clinical trials to provide substantiation for additional indications from the FDA for two systems derived from the CryoSeal technology platform. Although research and development continues in fiscal year 1999, the expenses will significantly diminish as a direct result of the core platform technology development having been completed. The Company anticipates that future products developed under each platform will occur at a significantly reduced rate of research and development investment.

     CORPORATE STRATEGY

The Company's strategy with its initial products, blood plasma freezers and thawers, focused on developing superior blood processing devices for the niche blood processing markets where new products could quickly establish credibility for the Company's proprietary thermodynamic technology. The Company believed that by concentrating its products to serve the blood plasma industry, many customers, such as the American Red Cross or other blood transfusion societies of various countries, would validate the Company's proprietary thermodynamic technology for rapid freezing of biological substances, more specifically blood plasma. Early products were designed for blood banks and hospitals, received rapid 510(k) permission to market, and the Company sells directly and through its distribution network in 32 countries.

In 1994, the Company recognized that the blood plasma freezing market was limited in size, and also perceived that the Company's proprietary thermodynamic technology could have significant application in processing specific bio-pharmaceutical products derived from single units of human blood that would compete in significantly larger markets. After initial research, the Company began to focus its technology development towards harvesting fibrinogen rich cryoprecipitate from blood plasma for use as one of two components in fibrin glue, a hemostatic agent and tissue adhesive for surgical use. Simultaneously, the Company embarked on extensive research and development efforts, in conjunction with The New York Blood Center,("NYBC") to develop systems and processes to harvest, cryoprotect, store and archive therapeutic units of stem and progenitor cells from umbilical cord blood (donated following the birth of an infant.) Like bone marrow, stem cells from umbilical cord blood can be used to reconstitute a person's hematopoietic and immune system which may have been destroyed as a result of intensive chemotherapy and radiation or as a result of a disease, such as leukemia.

In order to effect the new strategic direction, the Company needed to spend significant amounts of money in order to fund the research and development, and to build a solid infrastructure and management team needed to move the Company through its next stage of growth. The Company, with only limited revenues generated from operations in the blood plasma freezer and thawer industry, was forced to seek financing through equity transactions on several occasions in order to fully fund the research and development efforts and the infrastructure needed to manufacture FDA class II medical devices which utilized single use sterile disposables to process blood. Research and development on the first two platform technologies, and development of the first two products under those platforms, was completed by the end of fiscal year 1998. During fiscal year 1998, the Company also significantly restructured its operations and management in order to prepare and execute product market launches for the CryoSeal AHF System, the CyroSeal AFG System, and the BioArchive Stem Cells System in order to compete in new markets where annual world-wide revenues exceed $400 million.

By June 30, 1998, the Company completed development and embarked on the market launch in six countries of the BioArchive Stem Cell System. The CryoSeal System, for producing Antihemophilic Factor VIII (AHF) for the treatment ofhemophilia, is currently under FDA review and will be introduced into a number of key international markets during fiscal year 1999. The development of the CryoSeal System for producing autologous fibrin glue (AFG), and the CryoSeal System for producing autologous platelet derived growth factors (APDGF), are also completed and ready for clinical trials in the U.S.A. However, the significant research and development expenses and general operating expenses required to develop the new technology platforms and prepare to manufacture and launch them has significantly diminished the Company's working capital. Following product launch, the Company will need to financially bridge the product launch of those new products and the receipt of significant revenues from the sale and distribution of those products. It is not uncommon for new medical technologies to take up to one full year to gain full market acceptance, and the Company will need to either significantly reduce its infrastructure and management functions during that period, or find additional sources of capital to allow it to continue with its business plan.

     MEDICAL NEEDS DRIVING DEVELOPMENT OF NEW PRODUCTS

Many surgical applications and medical therapeutic practices require proteins and cellular components contained within blood plasma. Pharmaceutical drug companies use fractionated blood components in the manufacture of various drugs, as prescribed by the FDA, in the treatment of numerous ailments. These Pharmaceutical drug companies obtain the protein and enzyme rich plasma from collection centers where the plasma has been separated out from whole blood. The typical process for manufacturing the biopharmaceutical drugs using these blood components involves the mixing (pooling) of thousands of donated units of plasma, followed by heat treatment and solvent detergent methods of viral inactivation, in an effort to eliminate the risk of contamination from various blood borne diseases, such as human immune deficiency ("HIV"), and numerous stereotypes of the Hepatitis virus. Although the processes used to inactivate viruses are intended to insure safety of the end product, history has revealed that, at best, the only defenses that can be erected are those against "known" pathogens.

In the 1970's, the hepatitis contamination of the blood supply was an unmistakable warning of the risks associated with blood borne pathogens. In response to the outbreak of hepatitis, new methods for killing the virus (e.g. heat inactivation) in the blood supply were developed and deployed by blood plasma fractionaters. Subsequently, the regulatory authorities once again began to grant clearance to plasma-derivative products sourced from "pooled" plasma based upon clinical results suggesting acceptable levels of safety from viral contamination.

In the 1980's, however, the HIV contamination of Factor VIII blood protein products resulted in worldwide deaths of hemophiliacs treated with those products. The deaths, followed by lawsuits, demonstrated the ability of new pathogens to survive the previous safety measures implemented to combat hepatitis. Fear about the world's blood supply resurfaced and additional more sophisticated viral defenses (e.g. solvent detergent inactivation) were deployed by blood plasma fractionaters, and again regulatory authorities began granting product clearances based on clinical data that once again suggested the products were both safe and effective.

In the late 1990's, yet another new and deadly infectious agent appeared (prions) which is responsible for Creutzfeldt-Jakob Disease ("CJD") and a new variant of that disease ("nvCJD") - the human counterpart of Mad Cow Disease. Because of this infectious agent, the European Community, in specific, and the medical industry in general, have become increasingly concerned with the safety of blood products sourced from pooled plasma as well as bovine derived products. There is currently no routine diagnostic screening test for CJD or nvCJD, (post-mortem pathology is currently the only definitive diagnostic test) and there is no current process to inactivate the pathogen in contaminated blood donations.

In response to current manufacturing processes that utilize proteins and other components of blood plasma, such as Factor VIII and fibrinogen and thrombin that are fractionated from thousand of donations of blood plasma, the Company embarked upon the development of two new technology platforms that serve as micro-manufacturing systems to harvest and concentrate these blood plasma components, from a patient's own blood. "Micro-manufacturing" is defined as a process by which a raw material e.g. a bag of blood plasma, is loaded onto the Company's medical device, such as the CryoSeal CS-1, and connected to a proprietary processing disposable (CP-2),and in less than 60-minutes a biopharmaceutical drug such as fibrin glue (composed of fibrinogen and thrombin) is automatically produced. By using a patient's own blood
(autologous donation) there is no risk of contaminating the blood with infectious agents from pooled blood. Similarly, in situations where another donor's blood is required to obtain the necessary components - such as obtaining Antihemophilic Factor VIII (AHF) for treating hemophiliacs who are deficient in Factor VIII - a single, directed donor whose medical history is known, is a safer alternative than biopharmaceutical drugs manufactured from "pooled" plasma.

The Company strongly feels that its portable micro-manufacturing platforms, which produce biopharmaceutical drugs in less than one hour will replace the past paradigm for old style autologous donations from that of inconvenience to patient and physician, high cost and risk of sample mishandling, to a new paradigm of a convenient, cost effective, safe source of Biopharmaceutical drugs.

CLINICAL DATA

     (I)   BioArchive Stem Cell System

     IN VITRO TESTS The PCB stem and progenitor cell processing bag sets were tested at the Placental Blood project at NYBC, the world's largest PCB Bank, where progenitor cell recoveries were recorded and submitted to the FDA. The Company believes that the ninety-five percent progenitor cell recoveries achieved utilizing the bag sets are the highest of any processing system available today.

     IN VIVO TESTS Patient outcome data derived from patients receiving PCB transplants prepared with these processing bag sets will be provided to the FDA by the PCB banks in the United States utilizing the Company's proprietary bag sets, including the New York Blood Center, the NIH PCB banks at Duke University Medical Center, Georgetown University Medical Center, and the UCLA Medical Center.

Similar patient outcome data will be provided to the appropriate regulatory authorities directly by the PCB Banks in each foreign country in which the BioArchive systems are in operation. As of June 30, 1998 those countries included Finland, Germany, Japan, Spain, and Taiwan.

     (II)  CryoSeal AHF System

     IN VITRO TESTS Since AHF is an FDA licensed blood component product for the intravenous treatment of Hemophilia the clinical data required by the FDA is the IN VITRO protein assays of the AHF produced by the CryoSeal AHF system to assure that it meets or exceeds the FDA minimum standards of 80 IU/FVIII and 150 mg FBG per unit of plasma. The Company has submitted data to the FDA in which the AHF produced by the CryoSeal System averages 186 IU/FVIII & 231 mg FBG per unit of plasma comfortably greater than FDA minimum requirements. The submission is pending review.

     (III) CryoSeal AFG

     IN VITRO TESTS

     <circle>Comparison of the tensile strength of CryoSeal AFG fibrin glue and
           Tisseel{R} fibrin glue, on porous (Dermal) and slippery (Epidermal) surfaces. (Performed at BioAdhesives Laboratory, University of Illinois, Chicago) indicates an overall performance of the CryoSeal AFG System comparable to commercially available fibrin glue.

                                           DERMAL SKIN        EPIDERMAL SKIN
     Tisseel{R} FG                         1000 gm/cm{2}       233 g/cm{2}
     CryoSeal AFG                           887 gm/cm{2}       336 g/cm{2}

     <circle>Tissue Sealing tests  were  performed  at the UCLA Medical School,
           Department of Vascular Surgery, in which 18 gauge holes on the peripheral surface of sheep lungs were created to mimic the air leak defect caused by the surgical removal of tumors. These holes (125) were sealed with CryoSeal AFG and tested to a pressure of 25mm Hg - a pressure significantly greater than normal conditions. Of 125 experimental air leaks treated with AFG, 111 (88.8%) sealed following the first applications and 122 (97.6%) were sealed with one to three applications indicating that CryoSeal AFG is highly effective in closure of pulmonary parenchymal air leaks.

     <circle>Spinal  Cord  Repair  tests were performed at St. Louis University
           School of Medicine, Department of Neurobiology in which CryoSeal AFG was utilized as a matrix for implanting Schwann cells into partially injured adult rat spinal cords. The degree and orientation of the resulting axonal growth suggests that AFG supports Schwann cell survival and axonal growth.

     IN VIVO TESTS

     <circle>Repair of Cerebral Spinal Fluid (CSF) leak in the dura surrounding the brain of a woman involved in an automobile collision was accomplished at the University of Illinois, Medical School, Department of Otolaryngology in a minimally invasive procedure through the nasal passage, sparing the patient from craniotomy surgery and indicating the efficacy of CryoSeal AFG System in this delicate procedure.

     <circle>The CryoSeal AFG System was utilized in nine total hip replacement surgeries at Instituto Ortopedico Pini - Milan, Italy, to determine if a reduction in blood loss would occur in comparison to the standard of care. The red blood cell loss was reduced by thirty percent and the salvaged blood forty percent in an indication of better intra and post-operating hemostasis.

The Company currently operates in one industry segment, and reports the results of its operations for only one industry segment.

(B)  FACTORS AFFECTING OPERATING RESULTS

BASIS OF PRESENTATION. The Company has incurred recurring operating losses and has an accumulated deficit of $20,739,545 as of June 30, 1998. The report of independent auditors on the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 1999. This plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financing in amounts sufficient to fund further growth, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

DEPENDENCE UPON NEW PRODUCTS FOR FUTURE GROWTH. Historically, substantially all of the Company's revenue has been from sales of a core line of products which freeze, thaw or store blood plasma. Because the Company expects this portion of the blood plasma market to have limited growth, the future success of the Company will be dependent upon new applications of its technology. The Company intends to concentrate on developing and marketing novel FDA Class II thermodynamic blood processing systems such as: (1) CryoSeal AHF System; (2) CryoSeal AFG System; (3) Cryofactor APDGF System (4) BioArchive Stem Cell System; (5) BioArchive Tissue System; (6) Cryoplatelet System. Although these six products use technology evolved from the Company's core competence, developepresents a departure from the Company's current core business. No assurance can be given that all of these potential products can be successfully developed, and if developed, that a market will develop for them.

NEED FOR ADDITIONAL FINANCING. In light of delays in new product launches during fiscal year 1998, and in the event actual sales of the Company's products do not meet the Company's expectations in any given period, or development and production costs increase significantly, the Company will need to secure additional financing to complete and fully implement its business objectives. Although the Company has developed relationships with investment banking firms and certain institutional investors, no assurance can be given that debt or equity financing will ultimately be available if needed, and if available, that it will be obtained on terms favorable to the Company.

LACK OF TESTING DATA. The Company has completed certain in vitro and in vivo testing of its CryoSeal AFG Systems and is currently performing in vivo clinicals in otolaryngology under Investigational Review Board ("IRB") approval at the University of Illinois, Chicago, and further clinical studies are to begin in the near future in Italy, Japan, Canada, and the United States with the CryoSeal AFG System. Other in vitro studies have occurred with the BioArchive Stem Cell System. However, all of these studies, do not provide a basis to achieve regulatory permission to promote these systems for all the indications that management believes can be achieved. Further clinical studies must be performed. There can be no assurance that the clinical studies can be successfully completed within the Company's expected time frame and budget, or that the Company's products will prove effective in the required clinical trials. If the Company is unable to conclude successfully the clinical trials of its products in development, the Company's business, financial condition and results of operation could be adversely affected.

GOVERNMENT REGULATION ASSOCIATED WITH PRODUCTS. The majority of the Company's products require clearance to market from the FDA for sale in the United States and from comparable agencies in foreign countries, which may limit or circumscribe applications for U.S. or foreign markets in which the Company's products may be sold. Further, if the Company cannot establish that its product is substantially equivalent, or superior, in safety and efficacy to a previously approved product in the United States, delays may result in final clearance from the FDA for marketing its products. No assurance can be given that FDA clearance to market in the United States will be obtained, or that regulatory approval will be received in all foreign countries. Although the standards established by the FDA are generally more encompassing, the Company's products may also be required to meet certain additional criteria or receive certain approvals from other foreign governments for marketing and sales.

DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the experience and services of Philip H. Coelho, Chairman and Chief Executive Officer, and James
H. Godsey, Ph.D., President and Chief Operating Officer. The loss of any of these persons would adversely affect the Company's operations. The Company has obtained key man life insurance covering Mr. Coelho in the amount of $1,000,000 as some protection against this risk.

Year 2000 Compliance. Based upon information currently available, management does not anticipate that the Company will incur material costs to update its computer software programs and applications to be "Year 2000" compliant. The Year 2000 problem which is common to most corporations concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has completed an assessment of its internal systems and has developed a work plan to address this issue. In addition, the Company has relationships with vendors, customers and other third parties who rely on computer software that may not be Year 2000 compliant. Many of these third parties, operate outside of the U.S. in countries where compliance programs may be less further along than in the U.S. However, the Company has formed a task force to identify and address potential year 2000 issues with significant vendors, customers and other third parties.


(C)  DESCRIPTION OF THE BUSINESS

     CORE LINE PRODUCTS - ULTRA RAPID PLASMA FREEZERS AND THAWERS

The Company's ultra rapid blood plasma freezers use heat transfer liquids, rather than gases like air, carbon dioxide or nitrogen, to transfer heat to and from a plasma. From 1988 to 1992, the Company's devices utilized heat transfer technology which involved direct contact between the heat transfer fluid and the plastic sealed biological substances. However, since these liquids contained a CFC chemical, an improved heat transfer method was developed and patented which automatically interposed thin flexible plastic membranes between the heat transfer liquid and the plasma bags. This flexible membrane allowed the use of silicone and water based heat transfer liquids allowing the Company to produce CFC-free devices.

The Company's blood plasma thawers utilize water as the heat transfer medium and the patented flexible membrane system. In tests performed by the Company's research and development personnel, the Company compared the rate and homogenous quality of temperature rise in four bags of frozen plasma in the Company's plasma thawer and a microwave oven. The Company found that the frozen plasma in the Company's thawer rose to a transfusible temperature (20{o}C) faster than the frozen plasma in the microwave and that the plasma in the Company's thawer had less temperature variation throughout its volume than the plasma thawed in the microwave oven.

The Company currently manufactures the following Core Line freezing and thawing equipment:


                                 TABLE I  CORE LINE MEDICAL DEVICES

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

The freezers differ in size and capacity and the price also varies within each model depending upon configuration and accessory equipment purchased. From time to time the Company offers discounts from its list price to meet competitive conditions.

     BIOARCHIVE PLATFORM PRODUCTS

The BioArchive Stem Cell System was the first product developed under the BioArchive System technology platform. In collaboration with The New
York  Blood
Center, the Company developed a sterile method for collecting, concentrating and cryopreserving stem and progenitor cells contained in placental/cord blood ("PCB"). These life giving stem and progenitor cells are targeted for therapeutic use in patients who suffer from malignancies and genetic diseases of the blood and immune system such as leukemia, lymphomas, diverse inherited anemias, immunodeficiencies, acquired aplastic anemia and hypoproliferative disorders.

The BioArchive Stem Cell System utilizes a robotic system that automatically freezes, archives and manages an inventory of up to 3,626 PCB units of stem and progenitor cells for transplant. The proprietary computer-driven, four axis robotics system further enables the BioArchive System to control and validate the freezing profile of each PCB donation in nitrogen vapor, after which the PCB unit is stored at a specified indexed location in liquid nitrogen. The BioArchive System tracks each donation address and allows a specific PCB stem and progenitor cell sample to be retrieved when selected for a human transplant recipient without exposing the other archived samples to detrimental warming effects. The PCB stem and progenitor cell donations are collected, processed, cryopreserved and transfused utilizing three proprietary sterile disposable bag sets developed jointly by NYBC and the Company and licensed to MedSep Division of Pall Corp. for manufacturing and distribution.

PCB stem and progenitor cell transplants are a viable and preferable treatment to bone marrow transplants. Extraction of bone marrow is expensive, painful and time consuming for the donor. More significantly, there are an estimated 10,000 to 15,000 patients turned away for transplants each year due to an inability to find a suitably matched bone marrow donor. Further, there is a significant risk that a bone marrow transplant will cause a condition in the transplant patient called Graft vs. Host Disease ("GVHD"). The immature nature of stem cells from umbilical cord blood appear to result in a reduced rate of GVHD and allow engraftment with less than perfect donor matches. The donation itself (the cells are harvested from the umbilical cord after a healthy birth) does not involve either the mother or the infant, and converts what once was treated as biological waste in to a life giving therapy. The success of PCB stem cell transplant procedures utilizing units from the NYBC PCB Bank under the direction of Dr. Pablo Rubinstein, one of the world's foremost experts in the area of PCB stem cell transplants, has been well documented by articles in the New England Journal of Medicine.

The National Institute of Health, (NIH), through the National Heart, Lung & Blood Institution, (NHLBI), has sponsored a $30 million program to advance PCB stem cell banking in the United States and has chosen to exclusively utilize the sterile, disposable collection, processing, freezing and transfusion bag sets. These processing and freezing bag sets are designed for use with the BioArchive Stem Cell System. Currently, two of the three NHLBI PCB Banks, Duke University Medical Center and Georgetown University, have acquired the BioArchive System.

During the fourth quarter of fiscal 1998, eight BioArchive Systems were sold to PCB Banks in Japan(2), Taiwan(1), Spain(2), Finland(1), Germany(1) and one unit was placed in a U.S. site under the Investigational Device Exemption Regulations (1), bringing the total cluding NYBC and Duke University). Based on preliminary market data available in this newly emerging market, the Company estimates that as many as 100 PCB banks will form over the next four to five years. It is currently anticipated that a typical PCB bank could purchase and operate two to three BioArchive Stem Cell Systems.

An additional customer base for the BioArchive  System   is  expected to be the
approximately 400 centers in the United States which collect and cryopreserve autologous stem and progenitor cells sourced from the peripheral blood ("PSC") of patients with solid tumors, such as breast cancer, who will subsequently undergo chemotherapy and radiation. After this treatment, the rescued cells are returned to the patient to reconstitute and reinforce the hematopoietic system. The BioArchive Stem Cell System is suited for use with peripheral stem cells as well.

     BIOARCHIVE NON-STEM CELL SYSTEM PRODUCTS

The Company believes that with minimal modifications, the BioArchive System and dedicated disposables can be easily reconfigured to process and store biological substances such as heart valves, sperm cells, human eggs, virus samples, biopsy specimens, cell lines, blood tissue, and saliva samples for DNA matching. FDA clearance is not required in order to market the BioArchive System for the processing and cryopreservation of non-transfused biological substances.

     BIOARCHIVE PLATFORM DISPOSABLES

In addition to the three bag sets utilized to collect, process, and transfuse PCB Stem Cells which are manufactured and distributed under license by MedSep Corp., (the Company receives a royalty on the sale of these disposables) the Company manufactures and sells three additional disposables which the Company believes will provide an ongoing revenue stream. It is anticipated that each new BioArchive market will result in additional high margin disposables dedicated to the new biological applications -- e.g. storage of sperm cells.

      (I)    CANISTERS

The freezing bag is placed in the canister before it is frozen and it remains in the canister while it is stored in liquid nitrogen. The thermal properties of the canister augment heat transfer during freezing and physically protect the unit when it is removed from the BioArchive System.

     (II)    CANISTER SLEEVE

The insulated canister sleeve is inserted into the sample retrieval cartridge prior to a specimen retrieval. During the retrieval process, the canister is automatically inserted within the insulated canister sleeve; where it protects the contents of the canister from warming and cushions the canister from physical shocks.

      (III)  OVERWRAP BAG

The overwrap bag is formed from -200{<circle>}C glass transition plastic and provides a possible secondary barrier against potential contamination by pathogens as a result of a leaking or an otherwise contaminated freeze bag also stored in the BioArchive System.

     CRYOSEAL PLATFORM PRODUCTS

Patients who suffer from wounds or other medical conditions which require proteins, enzymes or growth factors sourced from pooled plasma for treatment, have legitimate concerns regarding the contamination of such products by blood borne viruses (HIV, Hepatitis A-H, etc.), bacteria (e.g., Staphylococcus aureus, Yersinia enterocolitica, etc.) and prions (e.g. Creutzfeldt-Jakob Disease -- CJD and nvCJD).

Recent technologies that seek to manufacture these same proteins, enzymes and growth factors through recombinant production processes rather than "pooled" plasma have their own manufacturing and allergic reaction safety risks.

The Company believes that the CryoSeal Platform products provide a superior and safer approach to producing therapeutic doses of these proteins, enzymes and growth factors. Each CryoSeal System is a micro-manufacturing platform which harvests and concentrates these therapeutic blood components from the patient's own blood, or in the case of such medical conditions as hemophilia, from a directed donor.

     CRYOSEAL AHF SYSTEM. The CryoSeal AHF System mates the CryoSeal device with proprietary computer software and a dedicated blood processing container (CP-1) to harvest cryoprecipitated AHF in less than one hour. AHF is an FDA licensed blood product for the intravenous treatment of hemophilia and is currently manufactured by blood banks over a period of two to four days using four separate pieces of equipment. The CryoSeal System automatically produces AHF, with concentrations of clotting and adhesive proteins significantly higher than federal standards for cryoprecipitated AHF, in less than one hour. Market research indicates that approximately 1.1 million units of cryoprecipitated AHF are produced annually by blood banks in the United States. While recombinant products are prevalent in the United States, 80% of the world's hemophiliacs go untreated in their lifetime and die at a young age. The Company believes that the CryoSeal AHF System is perfectly positioned to serve this enormous ignored market.

     CRYOSEAL AFG SYSTEM. The CryoSeal AFG System mates the CryoSeal device with proprietary computer software, and a dedicated processing disposable (CP-
2) to produce autologous fibrin glue (fibrin glue consists of two components; both fibrinogen and thrombin) from the surgical patient's own blood in less than 60 minutes. Surgical applicators are provided which allow the surgeon to precisely administer the autologous fibrin glue to the internal wound site to control surface bleeding, bond tissues and augment or replace sutures.
Autologous fibrin glue contains the adhesive and/or clotting proteins - fibrinogen, fibronectin, von Willebrand's Factor, Factor VIII and clot stabilizing proteins, Factor XIII, as well as platelet derived growth factors which the Company believes provide competitive efficacy to commercial fibrin glues sourced from blood plasma pooled from thousands of donors. Outside of the United States, commercial fibrin glues have annual sales in excess of $400 million. Because of the concern of viral contamination from the source pooled plasma it was only recently (May 1998) that the FDA granted its first clearance to a commercial fibrin glue, Baxter's fibrin glue.

Commercial fibrin glues traditionally used bovine-derived thrombin in their kits to initiate clot formation. Bovine-derived thrombin was both readily available and inexpensive. With the emergence of CJD and nvCJD, the European Community has prohibited the use of bovine-derived thrombin in commercial fibrin glues. In response, the Company has recently completed development of a novel proprietary methodology and disposable kit for preparing autologous thrombin ("ATAK<trademark>") from an 8ml aliquot of the patient's plasma in as little time as 30 minutes. Furthermore, the kit is fully integrated into a new proprietary processing disposable, the CP-2, insuring that the autologous thrombin preparation will be simultaneously prepared from the same unit of plasma used to prepare autologous fibrinogen rich cryoprecipitate on the CryoSeal AFG System. The Company expects that sales of the new CP-2 disposable could occur in Euorpe as early as fiscal year 2000.

     CRYOFACTOR APDGF SYSTEM. The CryoFactor APDGF System is intended to harvest a full array of autologous platelet derived growth factors immersed in a solution of adhesive proteins from a patient's own blood donation for the treatment of chronic skin ulcers such as diabetic, bed sores (decubitus) and venous stasis skin ulcers. This product consists essentially of the CryoSeal Platform device (CS-1) with modified software and disposable processing containers. Although not fully released as a product, the Company anticipates that research and development efforts and product validation will not encompass significant time or resources and, therefore, completion of research and development should occur in the short term. Nevertheless, formal clinical trials and FDA clearance will be required to market the product in the United States. The Company anticipates moving to clinical trials on this product as soon as possible during fiscal year 1999, with market launch outside of the United States in late fiscal year 2000.

     CRYOSEAL SYSTEM DISPOSABLES

Each CryoSeal System requires the use of disposables which the Company believes will provide a long term revenue stream for the Company.

      (I)    CRYOSEAL AHF CP-1

The CP-1 is the primary disposable of the CryoSeal System used for the preparation of cryoprecipitate. The CP-1 contains the plasma throughout the freezing, thawing and rocking procedures during which the cryoprecipitate separates from the cryo-poor plasma and then concentrates, followed by the cryo-poor plasma transferring back to the transfer pack.

The CP-1 received clearance for sale in Canada by Health Canada in 1998.

      (II)   CRYOSEAL AFG CP-2

The CP-2 is the primary disposable for simultaneously preparing both components (fibrinogen and thrombin) of the autologous fibrin glue prepared by the CryoSeal AFG System. The CP-2 is similar to the CP-1, with the addition of the disposable components of the autologous thrombin activation kit (used for the extraction and processing of autologous thrombin).

      (III)  LIQUID MEDICATION DISPENSERS

The Liquid Medication Dispensers were designed for use in surgery to apply two medications, such as thrombin and fibrinogen, to a surgical site simultaneously and in equal volumetric proportions.

The Liquid Medication Dispensers received 510(k) clearance for marketing from the FDA in 1996 and clearance for sale in Canada from Health Canada in 1998.

     (IV)    CRYOFACTOR APDGF CP-3

The CP-3 is the primary disposable for preparing platelet derived growth factors from platelet rich plasma.
The CP-3, like the CP-2 and systems dedicated for their use, will require FDA clearance to market in the United States.

     (V)     CRYOFACTOR PATIENT KIT

The Patient Kit will be the means by which the therapeutic CryoFactor APDGF preparation is aliquoted into individual dosages for application by the patient or home care specialist. The design is not at this time finalized. Final Research and development of this product will be dependent on cash flows during fiscal year 1999.

     MATERIALS USED IN MANUFACTURE OF PRODUCTS

Materials used to produce the Company's products are readily available from numerous sources. Based upon current information from manufacturers, the Company does not anticipate any shortage of supply. In 1992 the Company introduced a replacement heat transfer liquid and refrigerant which is free of chlorofluoro-carbons (CFC) for use in the Company's proprietary process. The replacement chemicals are readily available and the Company does not anticipate any shortages or constraints on supplies.

In May 1998, the Company was audited by TUV Rheinland of North America The Plasma Freezers and the CryoSeal System CS-1 instrument were recommended for certification under prEN46003 the Medical Device Directive ("MDD") and ISO 9003, with the Plasma Thawers and Liquid Medicine Dispensers deemed exempt. The certification attests to the Company's quality management system and permits the Company to place the CE mark on its medical devices reviewed during the audit. The CE mark is essential to continued sale and distribution of the Company's products in the European Community. The CryoSeal CP-1 disposable technical file was reviewed in May, but will not be recommended for certification until its sterilization validation study is completed (which was received September 22, 1998) and is transmitted to TUV Rheinland for review.

     BACKGROUND OF MARKETS

     (I)BLOOD PLASMA FREEZERS AND THAWERS

The initial market thrust of the Company was to penetrate the blood processing industry. The Company targeted the major blood fractionation manufacturers, American Red Cross facilities, hospitals and independent blood collection facilities as its primary market. The Company's blood plasma freezers and thawers were marketed on the basis of speed of operation, energy savings, precision of temperature control and the increased yields of important blood proteins. The Company expects limited growth in the market for blood plasma freezers and thawers.

     (II)WOUND CARE MARKETS

The wound care market is divided into two major market segments that address either acute or chronic wounds. Acute wounds are the result of trauma or most often incision as part of surgical procedures. Regardless of the cause, acute wounds require immediate closure which is typically facilitated via surgical sutures, staples or gauze applied with pressure. Acute wounds may occur on the external surface of the skin, or internally, such as those that occur during the surgical reconstruction of a major organ. Over the past 20 years a number of technologies have appeared which offer the surgeon alternatives, as well as advantages to the practiced "standard of care" (e.g. sutures). Among the most exciting of these inovations has been biological sealants referred to in certain instances as fibrin glue. Fibrin glue is comprised of two of the body's naturally occurring wound healing proteins and enzymes - fibrinogen and thrombin. Although the thrombin component is typically derived from bovine sources, more recently purified human thrombin has been used. Fibrin glue can be used as either a hemostatic agent or a sealant, dependant upon the application and desired result. Fibrin glues have been sold commercially in Japan and Europe for over 10 years. Those two geographical markets currently represent an approximately $400 million dollar annual market for fibrin glue uses. Due to concerns of viral contamination in pooled plasma products, a process typically used in the manufacture of the commercial fibrin glues, the FDA refused to grant clearances for commercial fibrin glue until May 1998 when the Baxter Tisseel{R} fibrin glue product was approved.

In contrast to acute wounds, chronic wounds are those which take up to one year to heal. Because the open wound is continuously exposed, bacterial infection can result in failure of the wound to properly heal, requiring amputation of the infected limb for significant numbers of affected patients. Furthermore, since many chronic wounds occur as chronic skin ulcers on soles of the feet, the patient is either immobilized and they are prevented from pursuing a productive life. Chronic wounds typically fall into three groups: bed sores (decubitis); diabetic skin ulcers; and venous stasis ulcers. The standard of care for treating chronic skin ulcers is nursing care, rinsing with sterile saline and debridement to remove dead (necrotic) tissue from the wound site. Recently two new types of biotech products have received FDA clearance for indications to treat chronic wounds. These products are: (i) Chiron's Regranex<reg-trade-mark>, an ointment comprised of a hydrogel (application cream or ointment) and a single recombinant platelet derived growth factor; and
(ii) Organogenesis' and Advanced Tissue Sciences' artificial skin. Of these two biotechnologies, only Chiron's Regranex appears to be successful. Thus far, the initial success appears to be based on the fact that Regranex is sold in a tube and can easily be applied at home by the patient on a daily basis. In contrast, artificial skin must be prescribed and applied by a physician in a hospital or wound care center.

A number of companies, including THERMOGENESIS CORP., are developing products for the chronic wound care market, a market currently estimated to be approximately $6.5 billion annually and growing at an estimated rate of ten percent per year; this growth is fueled in significant part by the ever growing population of Americans over the age of fifty. The new chronic wound therapy technologies have created what the Company terms a new market segment for chronic wound treatment called "topical therapy for chronic skin ulcers." 1998 domestic sales revenue for this new market may reach $50 to $100 million, driven almost entirely by the success of Chiron's Regranex product. A reasonable estimate of market growth as new indications and products arrive in the marketplace would be in excess of $500 million annually by the year 2003. The Company believes that the most cost effective and successful treatments will focus on growth factor based therapies. The Company is pursuing the Regranex model with its current CryoFactor System as a means to rapidly and successfully enter this new market.

     MARKETING, SALES AND DISTRIBUTION

The Company sells its medical products to blood banks and hospitals in 32 countries including the Red Cross or Blood Transfusion agencies of the United States, Australia, Belgium, Canada, Denmark, France, Germany, Japan, Korea, the Netherlands, Sweden, and Switzerland. The following describes briefly the channels of distribution and marketing strategy employed by the Company.

     (I)BLOOD PLASMA FREEZERS AND THAWERS

The Company has primarily targeted the blood processing industry which consists of approximately 7,000 hospitals and blood collection centers in the United States and approximately 20,000 hospitals and blood collection centers in the industrial nations outside the United States. The Company formulated the following marketing strategy for the distribution and sale of its blood plasma freezers and thawers: the United States accounts are serviced either by employees of the Company or a manufacturing representative and internationally by regional manufacturing representatives or distributors. The primary thrust of the Company's marketing efforts focused on hospitals and blood banks such as the Red Cross or blood transfusion agencies in the United States, Australia, Belgium, Canada, Denmark, France, Germany, Japan, Korea, Netherlands, Sweden, and Switzerland.

     (II)CRYOSEAL AHF AND AFG SYSTEMS

The Company's strategy for entering each of the key markets for fibrin glue has been to align itself with a larger corporate partner with established distribution channels in the geographically targeted areas for market penetration. Asahi Medical Co., Ltd. was selected for the Japan fibrin glue market, and Dideco S.p.A. was selected for the European fibrin glue market. The Company is currently initiating efforts to align itself with a domestic partner that would allow aggressive market penetration in the United States through that company's distribution network and channels in the surgical arena. Unless an existing or prospective corporate partner can supply a complete network of global distribution channels, sales into other regions of the world will be handled by local distributors, many of whom the Company has existing relationships for other products.

     (III) CRYOFACTOR APDGF SYSTEM

Again, the sales and marketing strategy will focus on distribution through corporate partners on a broad geographical basis. Such a partner would be required to demonstrate established distribution and support channels capable of reaching the hundreds of independent wound care centers in the United States, as well as the hospitals, primary care centers and general physicians. A single U.S. partner may be more conducive to marketing both the CryoSeal and CryoFactor Systems to access acute and chronic wound care facilities in the United States, but further evaluation of market channels for those products must first be completed by the Company. Foreign markets will be addressed similar to the domestic market. As of June 30, 1998, there were no formal arrangements in any market for this product.

     (IV)BIOARCHIVE SYSTEM

The Company has established formal relationships with the Medsep Division of Pall Corporation for the manufacture and distribution of the disposable bag sets that are designed for use with the BioArchive Stem Cell System, and cooperates with Medsep on marketing efforts and strategy for all markets excluding Japan. The Company previously licensed the manufacture and distribution of the bag sets in Japan to Nissho Corporation, and also appointed Daido Hoxan as its exclusive distributor for service and sales of the BioArchive System in Japan. The Company markets the BioArchive System through distributors internationally and directly in the domestic markets through contacts developed early on during the initial efforts in stem cell research and the subsequent movement to create cord blood stem cell banks.

For non-stem cell applications, the Company has partnered with one of North America's largest distributors of liquid nitrogen and other gases to conduct an extensive marketing study to evaluate the BioArchive Platform's application to the cryopreservation of biological tissue such as sperm, saliva, heart valves, etc.

     RESEARCH AND DEVELOPMENT

As of June 30, 1998, the Company had completed development of two innovative technology platforms under development, each of which will give rise to three unique Class II medical systems. These systems feature not only a thermodynamic platform to process blood products in a closed system, but use of various sterile, disposable plastic containers and applicators that come into direct contact with the blood products. These disposables must be discarded after each use, transforming each sale of the system into a higher margin revenue stream stretching into the future. The Company completed development of the first products under each of its two new technology platforms - CryoSeal AHF System, CryoSeal AFG System, and BioArchive Stem Cell System -- during the year, as well as the market launch of the BioArchive Stem Cell System in the fourth quarter. The CryoSeal AHF System is expected to gain FDA clearance during the third or fourth quarter of fiscal year 1999, based on current Company information. The Company formed strategic business relationships with major medical companies to assist its manufacturing and marketing efforts. The following is a brief summary of the additional Class II medical systems in development.

     CRYOFACTOR APDGF SYSTEM. The CryoFactor APDGF System is intended to harvest a full array of autologous platelet derived growth factors immersed in a solution of adhesive proteins from a patient's own blood donation for the treatment of chronic wounds such as diabetic, decubitus and venous stasis skin ulcers. This system is expected to enter formal clinical trials during fiscal year 1999.

     CRYOSEAL AFG SYSTEM/AUTOLOGOUS THROMBIN. The Company announced the successful development of technology that enables the simultaneous production of thrombin and fibrinogen from a single autologous donation of plasma. A patent application has been filed covering the thrombin discovery, and the Company refers to it as ATAK. The CryoSeal AFG System will thus be upgraded to utilize the new CP-2 processing disposable which will process and collect both components of fibrin glue. A formal FDA clinical trial for this 100% autologous fibrin glue will be initiated during fiscal year 1999, based on available financial resources. Clinical studies will also be performed in Europe so that the enhanced CryoSeal AFG System can be introduced during fiscal year 2000.

     MICROSEAL<trademark> SYSTEM. MicroSeal is a bench top system that requires less than 50 ml of blood, drawn in a syringe to harvest up to 1 ml of CryoSealant for the hundreds of thousands of microsurgeries that occur each year that could benefit from a safe, effective biological tissue sealant or hemostatic agent, such as: closing macular holes in the eye, minimizing scarring in fallopian tube surgery, sealing excised cataract wounds, bonding skin flaps in minor cosmetic surgery, and repairing ruptured eardrums. This system represents a miniaturization of the technologies that comprise the CryoSeal Platform, and is not yet an active program.

     CRYOPLATELET<trademark> SYSTEM. The CryoPlatelet System is intended to cryopreserve blood platelets which retain their viability when thawed utilizing novel freezing rates, proprietary disposable containers and transfusable, biodegradable cryoprotectants. Currently, platelets cannot successfully be frozen and remain viable, and, unfrozen, have a shelf life of only five (5) days. As a result, 400,000 bags (10% of total bags produced in the United States) are discarded annually due to outdating. This system is currently in the applied research phase of product development.

     MANUFACTURING

The Company has in-house manufacturing capabilities and is currently manufacturing approximately seventy to eighty percent of its products for sale. The Company believes that vendors used by the Company are capable of producing sufficient quantities of all required components. The Company moved to a larger 11,000 square foot facility in July 1994 where it has since consolidated its manufacturing assembly activities. In February 1997, the Company moved its sales, marketing and administrative functions, and its research and development engineering offices into a 17,400 square foot facility, thereby dedicating the 11,000 square foot and two additional 5,000 square foot facilities to manufacturing and manufacturing engineering.

Products manufactured or sold by the Company are warranted against defects in manufacture for a period of 12 months from delivery when used for the equipment's intended purpose, which warranties exclude consequential damages to the extent allowed by law.

     LICENSES AND DISTRIBUTION RIGHTS

In June 1995, the Company granted the Japanese distribution rights to its BioArchive System and the Vial BioArchive System to Daido-Hoxan, Japan. The Company received $350,000 for the distribution rights and access to the necessary technology.

In June 1996, the Company entered into an exclusive manufacturing license and distribution agreement for the CryoSeal System for the country of Japan to Asahi Medical Co., Ltd., of Japan, a division of Asahi Chemical. Asahi Medical is a leading supplier of artificial kidneys, blood purification systems and leukocyte removal systems, with annual revenues of $270 million. Asahi will manufacture the CP-1 disposable bag set, purchase the CryoSeal System thermodynamic processing device (CS-1) and SA-1 and DA-1 surgical applicators from the Company, and market the CryoSeal System in Japan in return for a $400,000 license fee, a commitment to purchase the CS-1 device and related surgical applicators from the Company and a 10% royalty on the sale of the sterile bag set. The Company recognized $400,000 of revenue for the license fee in fiscal 1996.

In March 1997, the Company and NYBC, as licensors, entered into a license agreement with Pall Corporation and Medsep Corporation, a subsidiary of Pall Corporation, as Licensees through which Pall Medsep became the exclusive world-wide manufacturer (excluding Japan) for a system of sterile, disposable containers developed by the Company and NYBC for the processing of hematopoietic stem cells sourced from placental/umbilical cord blood ("PCB"). The system is designed to simplify and streamline the harvesting of stem cell rich blood from detached placenta/umbilical cords and the concentration, cryopreservation (freezing) and transfusion of the PCB stem cells while maintaining the highest stem cell population and viability from each PCB donation. These units of PCB stem cells will be "banked" in frozen storage for hematopoietic reconstitution of patients afflicted with such diseases as aplastic anemia, hypoproliferative stem and progenitor cell disorders, leukemia, lymphomas and gaucher disease.

In February 1998, the Company entered into an Exclusive European Distribution Agreement with Dideco, S.p.A., a former subsidiary of Fiat and now a $200 million division of one of Italy's first public companies. As distributor, Dideco was granted exclusive distribution and service rights for the CryoSeal System in Europe and certain countries East of the Ural Mountains that formerly comprised parts of the Union of Soviet Socialist Republics. Under the agreement, the Company will manufacture and sell the CryoSeal System and its accessories to Dideco for distribution in the European Community.

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

The Company's original market is the users of ultra-rapid blood plasma freezing and thawing equipment. Based upon attendance at trade shows and discussions with customers and potential customers, management has identified four companies which sell freezers in the industry: Revco, a division of Rheem Manufacturing, Forma Scientific, a division of Mallinckrodt, Inc., Harris Corporation, and the Company. The Company is unable to ascertain its specific competitive position within the blood plasma freezer industry and management has no knowledge of whether Harris Corporation is a subsidiary of another Company. The Company competes primarily based on performance of its products. Based upon conversations with customers and potential customers and attendance at trade shows, management believes that the Company's products are in some instances more expensive than its competitors, ranging in price from $2,000 to $65,000 for the Company's products compared to $2,000 to $16,000 for competing products. The Company believes the higher average selling price of its products is justified by their ability to freeze and thaw plasma faster then the competition.

     WOUND CARE MARKET COMPETITION

     (I)ACUTE WOUND CARE (FIBRIN GLUE MARKET)

This market is populated by a number of companies that have been actively involved in the market over a number of years, most of which are also of a size larger than the Company. These companies include: Baxter/Immuno; Centeon; Tyco/US Surgical/Vitex; Haemacure; and the Convatec division of Bristol-Meyers Squibb. Baxter, and Haemacure through its license with Baxter, received FDA approval in May 1998 for the Tisseel{R} product, and became the first two entrants into the domestic market for fibrin glue. The only autologous fibrin glue on the horizon (other than the THERMOGENESIS CORP. CryoSeal System) is the Convatec system which initiated Phase I clinical trials in Europe recently.

Some related companies offering synthetic products which in certain applications may compete with fibrin glue include the cyanoacrylate-based product made by Closure Medical, as well as other products made by companies such as Cohesion, Fusion, and a few others.

     (ii) CHRONIC WOUND CARE (TOPICAL THERAPY FOR CHRONIC SKIN ULCERS)

This newly formed segment of the wound care market consists of participants representing two different technologies, e.g. (i) platelet derived growth factors and salves or ointments; and (ii) artificial skin. The sole participant currently in the platelet derived growth factor-based product is Chiron's Regranex, a product distributed by Johnson & Johnson's Ortho McNeil division. Companies comprising the artificial skin sector include
Organogenesis and Advanced Tissue Sciences, both of whom have FDA cleared products, as well as Ortec and Integra Life Sciences.

     CELLULAR THERAPY MARKET COMPETITION

The Company is not aware of any comparable system to its BioArchive System and, except for current standards practiced manually in the applicable industries, does not anticipate extensive competition.

     PATENTS

The Company believes that patent protection is important for products and potential segments of its current and proposed business. The Company currently holds nine (9) patents, and has ten (10) patents pending to protect the designs of an additional four (4) products which the Company intends to market. There can be no assurance, however, as to the breadth or degree of protection afforded to the Company or the competitive advantage derived by the Company from current patents and future patents, if any. Although the Company believes that its patents and the Company's existing and proposed products do not infringe upon patents of other parties, it is possible that the Company's existing patent rights may be challenged and found invalid or found to violate proprietary rights of others. In the event any of the Company's products are challenged as infringing, the Company would be required to modify the design of its product, obtain a license or litigate the issue. There is no assurance that the Company would be able to finance costly patent litigation, or that it would be able to obtain licenses or modify its products in a timely manner. Failure to defend a patent infringement action or to obtain a license or implementation of modifications would have a material adverse effect on the Company's continued operations.

The tables below identify and discuss the status of the Company's patents covering its products:

                  CORE LINE PRODUCT PATENT PORTFOLIO

PATENT DESCRIPTION                                       U.S. STATUS             PCT STATUS
Flexible Membrane Heat Transfer                          1993                    N/A
Flexible Membrane Heat Transfer (div.)                   1996                    N/A
Blood Component Thawing Device                           1993                    N/A

                  CRYOSEAL PLATFORM PATENT PORTFOLIO

PATENT DESCRIPTION                                       U.S. STATUS             PCT STATUS
Device for fractionating constituent components of a     Issued: 1993            N/A
substance using cryoprecipitation
Fibrinogen processing apparatus method and container     Issued: 1996            Pending
Fibrinogen processing apparatus method and container     Issued: 1998            Pending
(div.)
Fibrin glue spray dispenser                              Issued: 1998            Pending
Fibrinogen processing apparatus method and container     Pending                 Pending
(div.)
Fibrinogen processing apparatus method and container     Pending                 Pending
(div.)
Fibrin glue dot and line dispenser                       Pending                 Not yet filed
Process for extracting autologous thrombin from plasma   Pending                 Not yet filed

                 BIOARCHIVE PLATFORM PATENT PORTFOLIO

PATENT DESCRIPTION                                       U.S. STATUS             PCT STATUS
Method and apparatus for cryogenic storage of            Issued: 1997            N/A
thermolabile products
High concentration of white cells, a method of           Issued: 1998            Pending
agglomeration ... and bag set
Freezing and thawing bag, mold apparatus and method      Pending                 Pending
Method and apparatus for cryogenic storage of            Pending                 Not yet filed
thermolabile products
Method and apparatus for cyrogenic storage of            Pending                 Not yet filed
thermolabile products (div.)
Method and apparatus for altering osmotic pressure of    Pending                 Not yet filed
cryopreserved white stem cells and the product formed
Freezing and thawing bag, mold, apparatus and method     Pending                 Not yet filed
(div.)
Improved bag design and centrification apparatus         Pending                 Not yet filed


While patents have been issued or are pending, the Company realizes (a) that the Company will benefit from patents issued, if any, only if it is able to market its products in sufficient quantities of which there is no assurance;
(b) that substitutes for these patented items, if not already in existence, may be developed; (c) that the granting of a patent is not determinative of the validity of a patent; such validity can be attacked in litigation or the Company or owner of the patent may be forced to institute legal proceedings to enforce validity; and (d) that the costs of such litigation, if any, could be substantial and could adversely affect the Company.

     REGULATION OF BUSINESS

The FDA regulations govern the Company's operations at its facilities in connection with the manufacture of its products, and govern the sale and distribution of those products. Essentially, all medical devices marketed after May 28, 1976, the date of the Medical Device Amendments to the Food, Drug and Cosmetic Act ("FDCA"), must receive clearance or approval from the FDA, unless exempt by regulation, prior to the marketing or sale of such products or distribution in interstate commerce. Most of the Company's products require FDA clearance through a premarket notification process ("510(k) submission"). This regulatory process requires that the Company demonstrate substantial equivalence to a product which was on the market prior to May 28, 1976, or which has been found substantially equivalent after that date. Today, the process of obtaining FDA clearance can be lengthy, expensive, and generally requires submission of extensive preclinical data and, in certain cases, in-use or clinical data, to support a finding of substantial equivalence.

Under FDA regulations, medical devices are classified in one of three categories: Class I, Class II or Class III devices, based on the health risk posed by such device. Each class of device must comply with certain regulatory requirements established by the FDA in order to ensure the safe and effective use of the devices. Class I devices are subject to General Controls, which includes a cGMP quality system, labeling, and in some instance 510(k) submissions. Class II devices are also subject to the General Controls, and in addition must comply with Special Controls established at the discretion of the FDA. Special Controls may include application of performance and safety standards, product type standards, clinical or in-use studies, post-market surveillance and reporting, and other FDA guidelines established at the time of product submission review. Class III devices are higher risk devices that are generally associated with invasive procedures and must receive FDA pre-market application ("PMA") approval prior to distribution.

The product development, preclinical and clinical testing, manufacturing, labeling, distribution, sales, marketing, advertising and promotion of the
Company's research, investigational, and medical devices are subject to extensive government regulation in the United States, and also in other countries. Products manufactured in the United States which have not been cleared by the FDA through a 510(k) submission, or which have not been approved through the PMA process, must comply with the requirements of Section 801 of the FDCA prior to export. Class I and Class II devices which are capable of being cleared by the FDA under a 510(k) submission do not require FDA clearance for export; however, the Company's products must still comply with certain safety and quality system requirements.

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

     EMPLOYEES

As of June 30, 1998, the Company had 89 full time employees. The Company also utilizes temporary employees throughout the year to address significant fluctuations in orders and product manufacturing. The Company has a full time human resources manager and considers its employee relations to be good. Following fiscal year end and certification under prEN46003 and the Medical Device Directive for CE (ISO 9003), the Company continued its restructuring of several departments, such as research and development, as the Company continues to cut costs and move towards operational profitability. Following preliminary restructuring, which in some instances included reassigning people within the Company, and management of some attrition, the Company currently has 82 full time employees.

     FINANCIAL INFORMATION ON FOREIGN SALES AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company has no foreign manufacturing operations. For fiscal year 1998, foreign sales were approximately $2,198,000, or fifty percent of total sales. For fiscal year 1997, foreign sales were approximately $1,024,000, or fifteen percent of total sales for the year.

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

In December 1996, the Company leased an approximately 17,400 square foot facility, also located in Rancho Cordova, California, which is used as the main administrative and sales office, and used as the Company's research and development engineering office. This lease expires in December 2001, and the annual lease expense is $153,7leased an approximately 5,000 square foot facility located adjacent to its manufacturing facility in Rancho Cordova, California. This facility is used for the manufacture and preparation of certain components and parts of the Company's medical devices that are assembled at the main manufacturing facility. The lease expires in June 2000, and the average annual lease expense is $21,756 for this facility.

In April 1998, the Company leased an approximately 2,600 square foot facility located adjacent to other manufacturing operations in Rancho Cordova, California, to accommodate the manufacture and assembly of the BioArchive Systems. The lease was for an initial term of one year, and will continue on a month to month basis thereafter. The average monthly lease expense is $1,285 for this facility.

At fiscal year end, the Company did not own or lease any other facilities and, with the exception of short term warehouse space leased and utilized from time to time, management believes that current facilities are adequate to handle current and expected operations, including future growth in the number of products manufactured. Nevertheless, the Company desires to consolidate operations in an effort to achieve efficiencies that are lost through operations being conducted in several buildings, and has engaged Collier's International to assist in securing a build-to-suit facility that will allow the Company to consolidate all operations under one roof and permit future inter-connected expansion over the next five to ten years as new product revenues increase. A national developer has given preliminary agreement to construct an approximately 60,000 square foot facility to accommodate the Company's needs, and the Company is in discussions on the feasibility of the proposal. Current forecasts by the Company indicate that such a move would have a positive impact on cash flows in future years, and most likely have only a minimal immediate negative impact on cash flows. Since discussions are preliminary, there are no assurances that the Company will find the proposal ultimately feasible, or that final terms will not materially impact short term cash flows.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its property are not a party to any pending legal proceedings. In the normal course of operations, the Company may have disagreements or disputes with vendors over the quality or conformance of products manufactured for the Company. These disputes are seen as a normal part of business, and there are no currently threatened actions that would have a significant material impact on the Company's financial position, results of operations, or cash flows.

The Company's products are relied upon by medical personnel and lab technicians as part of blood collection processes from a donor, and in some instances treatment of a patient. If injury were to result from the operation of the equipment, the Company, along with others, may be sued and, whether or not the Company is found liable, it may incur legal expenses associated with defending such actions. The Company carries product liability insurance in the amount of $2,000,000, with an umbrella policy of $2,000,000, to help insulate against such risk. While management of the Company believes that current insurance coverage is sufficient, there can be no assurance that such coverage will ultimately be adequate to cover liabilities which may occur. Moreover, the Company may be unable to obtain product liability inss that it finds favorable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended June 30, 1998.

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



                             High          Low                                High         Low
Fiscal 1998:                                       Fiscal 1997:
 First Quarter (Sept.    $3.5626      $3.3750       First Quarter (Sept.  $4.2500      $4.0625
30)                                                30)
 Second Quarter (Dec.    $3.1250      $2.9688       Second Quarter (Dec.  $3.8750      $3.6875
31)                                                31)
 Third Quarter (Mar. 31) $2.7500      $2.6250       Third Quarter (Mar.   $3.0625      $2.8750
                                                   31)
 Fourth Quarter (June    $2.2500      $2.0940       Fourth Quarter (June  $2.7813      $2.7813
30)                                                30)




The Company has not paid cash dividends on its common stock and does not intend to pay a cash dividend in the foreseeable future. There were approximately 540 stockholders of record on June 30, 1998 (not including street name holders).

ITEM 6.   SELECTED FINANCIAL DATA

                        THERMOGENESIS CORP.
            FIVE-YEAR REVIEW OF SELECTED FINANCIAL DATA

        SUMMARY
     OF OPERATIONS             1998                1997              1996              1995              1994
Net sales                        $4,396,891         $6,614,044        $4,124,634        $3,311,880        $2,678,192
Cost of sales                   (5,523,496)        (4,326,964)       (1,759,659)       (2,096,116)       (1,454,727)
Gross profit                    (1,126,605)          2,287,080         2,364,975         1,215,764         1,223,465
General and
administrative                  (2,132,985)        (1,370,401)         (426,318)         (334,028)         (300,379)
Selling and
marketing                       (2,369,010)        (2,143,523)       (1,173,254)         (827,269)         (781,603)
Research and
development                     (3,858,077)        (3,562,280)       (1,317,330)         (446,780)         (391,794)
Other income                         69,509            114,372            84,847           304,017           265,028
Other expense                     (133,627)          (131,070)         (101,454)                 -           (3,471)
Net loss                       ($9,550,795)       ($4,805,822)        ($568,534)         ($88,296)           $11,246
Basic and diluted net
loss per share                      ($0.54)            ($0.32)           ($0.05)           ($0.01)             $0.00




   BALANCE SHEET DATA          1998             1997             1996             1995             1994
Cash                           $1,975,042       $3,510,861       $1,243,079      $   325,965       $  347,769
Working capital                 3,723,317        6,407,237        3,589,057        1,413,156        1,438,579
Total assets                    7,799,242       10,287,726        5,937,140        2,662,839        2,500,399
Total liabilities               2,226,350        2,163,084        1,562,829          662,256          429,762
Total shareholders'
equity                          5,572,892        8,024,642        4,374,311        2,000,583        2,070,637

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS SECTION AND OTHER PARTS OF THIS REPORT ON FORM 10-K WHICH ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE PROJECTED RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT AFFECT ACTUAL RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1 -
- BUSINESS -- UNDER THE SUBSECTION ENTITLED "FACTORS AFFECTING OPERATING RESULTS" BEGINNING ON PAGE 4, AND OTHER FACTORS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

The following discussion should be read in conjunction with the Company's financial statements contained in this report.

(A)OVERVIEW

The Company's core business was principally the sale of ultra-rapid blood plasma freezing and thawing systems, until the fourth quarter of this fiscal year when the Company launched its BioArchive Stem Cell System. The BioArchive Stem Cell System accounted for thirty percent of the net sales for the year. The Company's revenues previously have been from sales of its core line blood plasma freezers to blood banks and blood plasma thawers to hospitals and transfusion centers. In addition to blood plasma thawers and freezers, the Company received minor revenues from the sale of related blood processing products in the same market. All core line blood plasma freezer and thawer products are FDA Class I medical devices purchased as capital equipment. Newer products being prepared for market launch will include Class II designation under applicable FDA regulations, and the Company incurred additional expense in the last fiscal year to continue efforts to establish the required infrastructure to support manufacture of those systems.

At the start of fiscal 1996 (July 1995), management initiated a three-year plan to develop the new category of platform products, products from which would require consumable disposable components, and each of which will compete in markets that exceed $100 million annually. These new products would all be based on the proprietary thermodynamic technology developed and refined during the previous seven years. To achieve completion of the development, and restructuring of the Company to add experienced executive talent to launch the products and move the Company to new levels of growth and revenues, considerable capital resources were used. The Company will most likely need to seek additional short term capital to fully execute on its business plan pending significant revenue recognition from the new products.

The Company has incurred recurring operating losses and has an accumulated deficit of $20,739,545 as of June 30, 1998. The report of independent auditors on the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 1999. This plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financing in amounts sufficient to fund further growth, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Management does not anticipate that the Company will incur any material costs to be "Year 2000" compliant. The Year 2000 problem which is common to most corporations concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information at year 2000. The Company has completed an assessment of its internal systems and products and determined that substantially all of the Company's systems and products operate using third party software that is compliant, or operate using Company product software which is Year 2000 compliant. The Company has formed a task force to identify and address potential year 2000 issues with significant vendors, customers and other third parties.

The Company intends to complete its Year 2000 assessments and any required remediation programs by the third quarter of fiscal 1999. The costs of the project are anticipated to be immaterial, and the date on which the Company believes it will complete its assessment and remediation, if required, are based on management's best estimates, which are derived using assumptions of future events, including continued availability of certain resources, third party certification of any modifications to third party software, and other factors. There can be no guarantee that these estimates will be achieved and actual results or costs could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate, identify and correct all relevant computer codes, and similar uncertainties.

(B)RESULTS OF OPERATIONS

     THE YEARS ENDED JUNE 30, 1997 AND 1998:

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

     SALES AND REVENUES:

Net sales increased from fiscal 1996 to fiscal 1997 by 60%, primarily from an approximately $4 million sale of human blood plasma freezers to Centeon under a single one-time purchase.

Net sales decreased from fiscal 1997 to fiscal 1998 by 34%, primarily attributable directly to slower than expected introduction of new products in fiscal year 1998, most notably the CyroSeal AHF System and the BioArchive System, and due to the significant increase in fiscal year 1997 sales due to the one time Centeon order of approximately $4-million. The Company has entered into a service contract with Centeon covering the blood plasma freezers sold to it in fiscal 1997. Revenues for the service contract, which was entered into in March 1998, accounted for approximately 2% of sales in fiscal 1998. Additionally, fiscal 1998 marked the first year of BioArchive System sales. Ten BioArchive Systems comprising 30% of net sales were shipped in the second and fourth quarters. Of the ten systems, three were sold in the United States, four in Europe and three in Asia.

     COST OF SALES:

The increase in cost of sales as a percent of sales from 43% in fiscal 1996 to 65% in fiscal 1997 was primarily attributable to increases in manufacturing overhead and lower than anticipated margins on the Company's $4 million sale to Centeon, due principally to additional installation costs. In addition, manufacturing expanded facilities and added expanded quality control and document control functions in anticipation of producing the BioArchive and CryoSeal Systems.

The increase in cost as a percent of sales from 65% in fiscal 1997 to 126% in fiscal 1998 was primarily attributable to the following factors: 1) Labor costs incurred to ensure the Company meets ISO 9003 quality standards; 2) Labor costs for the start-up production of the CryoSeal System and the BioArchive System. The CryoSeal System generated no revenues in this fiscal year; 3) Production labor diverted to the upgrading of the manufacturing facility; 4) Higher warranty reserves for Pipe Line Products used in clinical studies; and 5) Significant overhead costs incurred in building and maintaining an infrastructure that is required to meet FDA regulatory requirements and standards for production of Class II medical devices. Cost of sales peaked in second quarter of fiscal 1998 at 170%, declined to 120% for the third quarter of fiscal 1998 and again declined to 98% in the fourth quarter of fiscal 1998 with the launch of the BioArchive Stem Cell System.

The Company uses discount programs to induce customers to purchase the Company's freezers over competing freezers. The Company plans to continue these programs only as long as market conditions dictate such programs are necessary. The Company is not aware of any specific industry-wide practices utilizing discount programs. Sales discounts for fiscal 1998 were approximately $831,000, for fiscal 1997 were approximately $288,000, and for fiscal 1996 were approximately $6,000.

     GENERAL AND ADMINISTRATIVE EXPENSES:

This    expense   category   includes   Business   Development,    Finance,
Administration and General Support departments.

Fiscal 1997 general and administrative expenses increased by 221% over those of fiscal 1996. This increase was due to expansion of facilities and management required of a company preparing to manufacture and market Class II medical systems, such as the BioArchive and CryoSeal Systems. With the addition of a human resources department and business development department, as well as the full allocation of the salaries for President/CEO and Vice President/COO instead of partially allocating them to the R&D department and the Sales & Marketing department, the fiscal 1997 general and administrative salaries increased more than 400% over those of fiscal 1996. In addition, professional fees for management information systems and other management services increased by approximately $230,000 in fiscal 1997 over fiscal 1996.

General and administrative expenses increased in fiscal 1998 by 56% or $762,584 over those of fiscal 1997. In November 1997, the Company made significant changes in senior management to improve operations, replacing the Chief Operating Officer and the Director of Manufacturing. Approximately $200,000 of the increase in fiscal 1998 was due to accrual of severance payments to departing executives and signing bonuses for the new President and the new Vice President of Manufacturing Operations. The additional increase is also attributable to expansion of facilities, personnel and additions to management that are required for the Company to manufacture and market Class II medical devices and achieve ISO 9003 certification.

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

Fiscal 1998 selling and marketing expenses increased by 11% over those of fiscal 1997. This increase was due to increased salaries from personnel added during fiscal 1997 and the first half of fiscal 1998. Restructuring of sales and marketing during fiscal year 1998 was designed to bring these expenses in line proportionately with sales levels as well as to increase the focus on the marketing skills needed for successful launch of new products.

     RESEARCH AND DEVELOPMENT EXPENSES:

This expense category includes R&D, Regulatory Affairs and Manufacturing Engineering departments. Research and development expenses increased in fiscal 1997 by 170% from fiscal 1996. This reflects substantially accelerated development of the above projects. At fiscal 1997 year end, the
Company: (i) had delivered five Japanese Vial BioArchive Systems in January 1997 for expanded field trials in Hokaido which are currently under way,
(ii) began the first pre-production run of the CryoSeal System and was awaiting FDA permission to market the device in the United States, (iii) began clinical trials of the CryoSeal System in Canada and the United States, (iv) arranged for trial of the CryoSeal System in Sweden and Italy to initiate European distribution, (v) completed prototype development of the N{2} BioArchive System and began a production run, (vi) received orders for four N{2} BioArchive Systems, (vii) began preparing the 510(k) for the N{2} BioArchive System. This increased development and product launch activity in 1997 led to the addition of new facilities and engineering staff, as well as the hiring of a Vice President of Regulatory Affairs and Quality Systems.

Research and development expenses increased in fiscal 1998 by only 8% from fiscal 1997. This significantly smaller increase is attributable to the completion of final design and initial transfer of two new products from research and development to manufacturing towards the end of fiscal year 1998.

Currently the Company's primary R&D efforts are focused on ongoing product development, refinement, of existing Core Line Products, preparation of FDA applications for the pipeline products, and the initiation of clinical trials for the CryoSeal and BioArchive Systems in fiscal 1999.

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

The Company recorded $56,000 and $64,000 in fiscal 1997 and fiscal 1998, respectively, for consulting expense relating to the issuance of stock options with exercise prices equal to the market value on the date of grant for technical assistance from two researchers in Canada and the United States for the development of the CryoSeal System. While the expense is a non-monetary transaction, the Company recorded the estimated "fair value" under generally accepted accounting principles.

(C)LIQUIDITY AND CAPITAL RESOURCES

The Company has consumed significant cash resources for operating activities since its formation in 1987, and more rapidly in the last two fiscal years primarily to develop new products and markets. Cash resources were significantly diminished at the end of fiscal year 1998, and remaining resources at year end are insufficient to permit the Company to fully execute on its business plan to move towards FDA clinical trials on new products, and may be insufficient to maintain the infrastructure and management that the Company deems necessary to launch the new products and move the Company to its new growth levels. The Company has undertaken efforts to locate and secure adequate resources to allow it to fully execute on its plan, including possible equity and debt financing.

In fiscal 1997, the Company raised net proceeds in the aggregate of approximately $7,882,000 from a warrant exercise and a private placement. The Company used the proceeds to expand the Company's facilities, regulatory and manufacturing control functions, and to fund continued R&D. Although the Company believes that Core Line product operations might have resulted in a nominal profit if R&D expenses and marketing expenses associated with the new FDA Class II products were eliminated, the Company believes that the significantly increased expenses for the new products, which are directed at new and larger markets, is essential to future growth and long term profitability of the Company.

In fiscal 1998, the Company raised net proceeds in the aggregate of approximately $6,433,000 net of expenses from private placements of equity. The Company used the proceeds to complete design validation, manufacturing transfer, and restructuring to accommodate new product launches. Management believes that the losses sustained in the current fiscal year ended were prudent and necessary for the Company to realize the significant future revenue prospects. Significantly, the large losses and operatio reverse beginning in the third quarter of this fiscal year as the Company initiated transfer to manufacturing and product launch for the BioArchive System in the fourth quarter.

The Company does not require extensive capital equipment to produce or sell its current products. However, when significant capital equipment is required, the Company purchases from a vendor base or is pursuing strategic partners. Production of the Company's blood plasma freezer and thawer products are more labor intensive due to the small production runs and, therefore, manufacturing expenditures for capital equipment have not been material during fiscal years 1995 and 1996. However, in expanding the Company's R&D efforts for fiscal year 1996, the Company expended approximately $450,000 on state of the art engineering design computer systems for its expanded engineering staff. In fiscal 1997, the Company expended $873,000 for the purchase of capital equipment and expansion of facilities for operations. In fiscal 1998, the Company expended $449,092, the majority of which was for certain test equipment and leasehold improvements for the launch of the BioArchive and CryoSeal Systems. Although future capital expenditures may be anticipated, the Company does not believe that the amounts expended will approach the past two years.

The Company continues to search for further funding and new products that may provide future growth opportunities and is currently evaluating financing options to provide working capital to fund expected growth in fiscal year 1999 with further product launches. The Company has no significant outstanding capital commitments at June 30, 1998.

Currently, the Company is contemplating additional equity financing to fund the product launch of the CryoSeal System, and to initiate and complete clinical trials and FDA submissions for the CryoFactor System and expanded claims on the CryoSeal System. There can be no assurances that adequate financing will be available on satisfactory terms, if at all. The Company anticipates that it will need additional financing to meet short term obligations, or it will be required to further reduce operating expenses and possibly certain management processes established during the past year. Such reductions could significantly impair future prospects, and no assurances can be made that adequate capital resources will be made available to the Company in a time frame that will not impair current infrastructure.

Working capital decreased from $6,407,237 at June 30, 1997 to $3,723,317 primarily due to expenses incurred in developing and preparing the BioArchive and CryoSeal Systems for market launch.

Management does not believe that inflation has had a significant impact on the Company's results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                  PAGE NUMBER


 Report of Ernst & Young LLP,Independent Auditors..............        33

 Balance Sheets at June 30, 1998 and 1997......................        34

 Statements of Operations for the years ended June 30, 1998,
    1997, and 1996............................................         36

 Statements of Shareholders' Equity for the years ended June 30,
    1998, 1997 and 1996....................................            37

 Statements of Cash Flows for the years ended June 30, 1998,
    1997 and 1996   ........................................           38

 Notes to Financial Statements..................................       39

           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
THERMOGENESIS CORP.

We have audited the accompanying balance sheets of THERMOGENESIS CORP. as of June 30, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14.(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THERMOGENESIS CORP. at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that THERMOGENESIS CORP. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has an accumulated deficit of $20,739,545 as of June 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                      ERNST & YOUNG LLP

Sacramento, California
August 17, 1998

                          THERMOGENESIS CORP.
                            Balance Sheets




ASSETS                                          JUNE 30, 1998   JUNE 30, 1997


Current Assets:
   Cash and cash equivalents                     $1,975,042        $3,510,861
   Accounts receivable, net of allowance for
doubtful accounts of $97,910 ($97,913 at  June
30, 1997)                                         1,280,327         2,067,990
    Inventory                                     2,456,565         2,579,368
    Other current assets                            180,214           247,819
         Total current assets                     5,892,148         8,406,038
Equipment, at cost less accumulated
depreciation of $861,750 ($670,269 at June 30,    1,679,201         1,358,747
1997)
Prepaid royalties, net of accumulated
amortization of $443,637 ($388,185                  110,863           166,315
at June 30, 1997)
Other assets                                        117,030           256,626
                                                 $7,799,242       $10,187,726



                          See accompanying notes.

                            THERMOGENESIS CORP.
                        Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                       JUNE 30, 1998             JUNE 30, 1997

Current liabilities:
  Accounts payable                        $1,301,141                $1,437,548
  Accrued payroll and related expenses       345,875                   274,008
  Accrued warranty reserves                  237,440                    43,194
  Current portion of capital lease           105,151                   151,836
obligations                                  179,224                    92,215
  Other current liabilities
         Total current liabilities         2,168,831                 1,998,801
Long-term portion of capital lease
obligations                                   57,519                   164,283
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.001 par value;
    2,000,000 shares authorized; no shares
issued and outstanding                         -                         -
Common stock, $.001 par value;
     50,000,000 shares authorized:
     18,925,669 issued and outstanding
     (15,865,305 at June 30, 1997)            18,926                    15,866
Paid in capital in excess of par          26,293,511                19,197,526
Accumulated deficit                      (20,739,545)              (11,188,750)
  Total shareholders' equity               5,572,892                 8,024,642
                                          $7,799,242               $10,187,726

                        See accompanying notes.

                          THERMOGENESIS CORP.
                       Statements of Operations

                                                       Years ended June 30,

                                      1998               1997              1996

Net sales                             $4,396,891         $6,614,044       $4,124,634
Cost of sales                          5,523,496          4,326,964        1,759,659
        Gross profit (loss)           (1,126,605)         2,287,080        2,364,975
Development and distribution fees           -                  -              60,000
Expenses:
      General and administrative       2,132,985          1,370,401          426,318
      Selling and marketing            2,369,010          2,143,523        1,173,254
      Research and development         3,858,077          3,562,280        1,317,330
      Issuance of stock options for
         services                         64,000             56,000           60,000
      Interest and other                  69,627             75,070           41,454
         Total expenses                8,493,699          7,207,274        3,018,356
Interest income                           69,509            114,372           24,847
Net loss                             ($9,550,795)       ($4,805,822)       ($568,534)
Per share data:
Basic and diluted net loss per share      ($0.54)            ($0.32)          ($0.05)
Shares used in computing per share    17,629,876         14,805,000       11,491,000
data


                        See accompanying notes.

                          THERMOGENESIS CORP.
                  Statements of Shareholders' Equity

                                               Paid in                               Total
                                               capital in         Accumulated        Shareholders'
                               COMMON STOCK    EXCESS OF PAR         DEFICIT         EQUITY
Balance at June 30, 1995          $10,178        $7,804,799       $ (5,814,394)       $2,000,583
Issuance of 5,000 common
   shares for exercise of               5             5,295                  -             5,300
   options
Issuance of 2,200,000 common
shares in private placement          2,200         1,896,012                  -        1,898,212
Issuance of 326,250 common
shares for exercise of warrants        326           978,424                  -          978,750
Issuance of options for services         -            60,000                  -           60,000
Net loss                                 -                -           (568,534)         (568,534)
Balance at June 30, 1996            12,709        10,744,530        (6,382,928)        4,374,311
Issuance of 217,500 common
shares for exercise of warrants        218           607,318                  -          607,536
Issuance of 37,250 common
   shares for exercise of               37            73,783                  -           73,820
   options
Issuance of 145,586 common
shares for inventory                   146           444,151                  -          444,297
Issuance of 2,756,002 common
Shares in private placement          2,756         7,271,744                  -        7,274,500
Amortization of options issued
previously for services                  -            56,000                  -           56,000
Net loss                                 -                 -         (4,805,822)      (4,805,822)
Balance at June 30, 1997            15,866        19,197,526        (11,188,750)       8,024,642
Issuance of 5,625 common
  shares for exercise of                 5             6,744                  -            6,749
  warrants
Issuance of 268,025 common
shares for exercise of options         268           595,109                  -          595,377
Issuance of 2,786,714 common
   shares in private placement       2,787         6,430,132                  -         6,432,919
Amortization of options issued
previously for services                  -            64,000                  -            64,000
Net loss                                 -                 -        (9,550,795)        (9,550,795)
Balance at June 30, 1998           $18,926       $26,293,511      ($20,739,545)        $5,572,892

                                          See accompanying notes.

                          THERMOGENESIS CORP.
                       Statements of Cash Flows

                                                        Years ended June 30,

                                                        1998                  1997               1996

Cash flows from operating activities:
   Net loss                                           $(9,550,795)           ($4,805,822)         ($568,534)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation and amortization                      440,454                312,077             190,356
       Issuance of common stock for inventory                   -                444,297                   -
       Amortization of stock options issued
          for services                                     64,000                 56,000              60,000
       Net changes in operating assets and
          liabilities
           Accounts receivable                            787,663               (626,842)           (765,908)
           Inventory                                      (79,436)              (442,170)         (1,122,889)
           Other current assets                            13,480               (203,642)            (34,466)
           Other assets                                   139,596               (116,645)                497
           Accounts payable                              (136,407)               579,651             449,865
           Accrued payroll and related                     71,867                 89,348             129,314
           expenses
           Accrued warranty reserves                      194,246                 14,827               3,367
           Other current liabilities                       87,009                  7,279             (28,942)
           Deferred revenue                                    -                    -                (60,000)
      Net cash used in operating activities            (7,968,323)            (4,691,642)         (1,747,340)
Cash flows from investing activities:
     Capital expenditures                                (449,092)              (873,582)           (152,547)
         Net cash used in investing activities           (449,092)              (873,582)           (152,547)
Cash flows from financing activities:
    Principal payments on long-term lease                (153,449)              (122,850)            (65,261)
    obligations
    Exercise of stock options and warrants                602,126                681,356                   -
    Issuance of common stock                            6,432,919              7,274,500           2,882,262
       Net cash provided by financing                   6,881,596              7,833,006           2,817,001
       activities
Net increase (decrease) in cash and cash               (1,535,819)             2,267,782             917,114
equivalents
Cash and cash equivalents at beginning of year          3,510,861              1,243,079             325,965
Cash and cash equivalents at end of year               $1,975,042             $3,510,861          $1,243,079
Supplemental cash flow information:
       Cash paid during the year for interest             $47,511                $75,070             $41,454
Supplemental non-cash flow information:
        Equipment acquired by capital lease            $       -                 $32,000            $472,000
obligations

                        See Accompanying Notes.

                          THERMOGENESIS CORP.
                     NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

THERMOGENESIS CORP. ("the Company") was incorporated in Delaware in July 1986. The Company designs and sells devices which utilize its proprietary technology for the processing of biological substances including the cryopreservation, thawing and harvesting of blood components (Proprietary Technology). Currently, the Company is manufacturing six core line, FDA class I thermodynamic devices which are being sold to the blood collection industry with FDA approval. Other potential applications for the technology include medical and pharmaceutical uses. During fiscal 1988 through 1998, the Company has focused on refining product design of the core line products and developing a pipeline of two technology platforms and derivative products which utilize sterile disposable containers for processing blood components.

BASIS OF PRESENTATION

The Company has incurred recurring operating losses and has an accumulated deficit of $20,739,545 as of June 30, 1998. The report of independent auditors on the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 1999. This plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financings in amounts sufficient to fund further growth, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

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

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventory is stated at the lower of cost or market and includes the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis.

EQUIPMENT

Depreciation is computed under the straight-line method over the useful lives of 5 years.

PREPAID ROYALTIES

Prepaid royalties are amortized on a straight-line basis over an estimated useful life of 10 years.

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

INCOME TAXES

The liability method is used for accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company used the flow-through method to account for income tax credits.

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Common stock equivalents have not been included because the effect would be anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. SFAS 128 was adopted during the year ended June 30, 1998 and had no impact on the basic and diluted net loss per share for the years ended June 30, 1997 and 1996.

STOCK-BASED COMPENSATION

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which became effective for the Company in fiscal 1997. SFAS 123 requires that employee stock-based compensation be recorded or disclosed at its fair value. The Company has elected to adopt the disclosure provision for stock-based compensation, but continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Consequently, SFAS 123 did not have any impact on the financial position or results of operations of the Company but pro forma disclosures of net loss and basic and diluted loss per share have been provided in Note 5 as if the fair value method had been applied.

COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130, which is effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company anticipates that implementing the provisions of SFAS 130 will not have a significant impact on the Company's existing disclosures.

                          THERMOGENESIS CORP.
              NOTES TO FINANCIAL STATEMENTS (Continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT DISCLOSURE

In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise Related Information" (SFAS 131) which establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 31, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company anticipates that implementing the provisions of SFAS 131 will not have a significant impact on the Company's existing disclosures.

RECLASSIFICATIONS

Certain  amounts  in  the  prior  years  financial  statements   have  been
reclassified to conform with the 1998 presentation.

2. INVENTORY

Inventory consisted of the following at June 30:
                        1998                          1997

     Raw materials     $1,313,792                  $1,574,388
     Work in process      282,946                     525,067
     Finished goods       859,827                     479,913

                       $2,456,565                  $2,579,368
3.  EQUIPMENT

Equipment consisted of the following at June 30:

                                          1998             1997

     Office equipment                 $ 368,248           $453,257
     Computers and purchased software 1,051,974            916,469
     Machinery and equipment            841,407            537,494
     Leasehold improvements             279,322            121,796
                                      2,540,951          2,029,016

   Less accumulated depreciation
   and amortization                    (861,750)          (670,269)
                                     $1,679,201         $1,358,747

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)

4. COMMITMENTS AND CONTINGENCIES

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

OPERATING LEASES

The Company leases its manufacturing and corporate facilities and certain equipment pursuant to operating leases. The annual future cash obligations under these leases are as follows:

     1999 $ 262,818

     2000   228,678

     2001   185,034

     2002     97,890

     Total $ 774,420

Rent expense was $275,076,   $221,986, and $78,587 for the years ended June
30, 1998, 1997, and 1996.

CAPITAL LEASES

The Company leases certain equipment under capital leases. The following amounts are included in equipment as assets under these capital leases as of June 30:

                                      1998                    1997

     Cost                             $520,140            $526,713

     Less: accumulated amortization    248,280             119,587

     Net assets under capital leases  $271,860            $407,126

                            THERMOGENESIS CORP.
                 NOTES TO FINANCIAL STATEMENTS (Continued)

4. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CAPITAL LEASES (CONTINUED)

The future minimum lease payments under these capital leases along with the present value of the minimum lease payments as of June 30, 1998 are as follows:

     1999                                                        $ 142,928
     2000                                                           38,994
     2001                                                           37,337
     2002                                                            2,349
     Total minimum lease payments                                  221,608
     Less amount representing interest                              58,938
     Present value of minimum lease payments                       162,670
     Less current portion of capital lease obligations             105,151

     Long-term capital lease obligations                          $ 57,519

CONTINGENCIES

The Company is not engaged in any legal actions, and although the Company may have disputes with its vendors during the normal course of business, the Company believes that any such disputes will not materially affect the financial position of the Company or its cash flows or results of operations.

5. SHAREHOLDERS' EQUITY

COMMON STOCK

The Company completed a private financing on December 31, 1997 in which it received $6,432,919 net of expenses. The proceeds from the offering were received from the sale of 2,786,714 shares of common stock at $2.50 per share and issued three year warrants to the purchasers representing the right to acquire an additional 278,100 shares in the aggregate, at an exercise price of $3.00 per share. No warrants have been exercised as of June 30, 1998.

The Company completed a minimum equity offering of units in a private placement on November 27, 1996, in which it received proceeds of $7,274,500, net of expenses. The proceeds from the offering were received from the sale of 1,378,001 units at $6.00 per unit. Each unit consisted of two shares of common stock and a seven year warrant representing the right to acquire one additional share of common stock at an exercise price of $3.885 per share. No warrants have been exercised as of June 30,1998.

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)

5. SHAREHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

On July 30, 1996, the Company entered into an agreement with a vendor to produce up to $2,500,000 of product for the Company. Under the terms of the agreement, the vendor can elect to receive payment in restricted common stock of the Company at a 25% discount from the market price on the date the election to receive stock is made. During fiscal 1997, the Company issued 145,586 shares of common stock for this product, and recorded these transactions at the estimated fair value of $444,297 on the date of the transaction and recorded the 25% discount from market price as operating expense. The Company is not obligated to purchase product that is not required or at a price that is not competitive and built to all required standards.

On May 29, 1996, the Company's Board of Directors approved to amend the Certificate of Incorporation to effect a one-for-two reverse stock split which was effective on June 14,1996 to holders of record on June 14,1996. The authorized shares of common stock was unchanged and remained at
50,000,000. All share and per share data have been restated for all periods presented to reflect the reverse stock split.

The Company completed a private placement of 2,200,000 common shares on December 9, 1995 and received $1,898,212 net of expenses. The placement consisted of 88 units. Each unit consisted of 25,000 common shares and 6,250 warrants to purchase common shares at $3.00 per share for six months. The Company filed a registration statement covering the shares issued within 90 days of completion of the offering as required by the terms of the financing. During the years ended June 30, 1996 and 1997, warrants to purchase 506,250 shares of common stock were exercised, and the remaining warrants expired.

As of June 30, 1998, the Company had 5,233,867 shares of common stock reserved for issuance under options and warrants.

WARRANTS

As part of the placement agent's compensation in the 1995 private placement of units, additional warrants to purchase 8.8 units at an expense price of $60,000 per unit were also issued, each unit consisting of twenty-five thousand (25,000) shares of common stock. The warrants expire in December 2000.

In conjunction with the placement of Series C Preferred stock in 1993, the placement agent, Paradise Valley Securities, received warrants to purchase shares of the Company's common stock at $1.20 per share. There were 5,625 and 37,500 warrants converted in fiscal 1998 and 1997, respectively.

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)

5. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS

On July 31, 1996 and May 29, 1996, the Company issued options to purchase 200,000 and 100,000 shares, respectively, of the Company's common stock for consulting services. The exercise price is equal to the fair market value as determined by the closing bid price for the Company's common stock on the date of grant. The Company has recorded stock compensation expense recognizing the estimated fair value of the options of $64,000, $56,000 and $60,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

The Company has issued options to purchase shares of common stock pursuant to its Amended 1994 Stock Option Plan (1994 Plan), under which a maximum of 1,450,000 options may be granted. Options are granted at prices which are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest ratable over a three year period. During fiscal 1998, the Stockholders of the Company approved the 1998 Employee Equity Incentive Plan ("1998 Plan") with 798,000 shares underlying that plan. No shares to date have been issued under the 1998 Plan, and no options have been granted pursuant to that plan.

The Company has also issued options to directors, employees and consultants as compensation for services. These options vest and are exercisable over a variety of periods as determined by the Company's Board of Directors.

A summary of stock option activity for the three years ended June 30, 1998 follows:

                                           Number of        Weighted-Average
                                           Options             Exercise
                                           OUTSTANDING       PRICE PER SHARE
     Balance at June 30, 1995                867,500              $1.88
     Options granted                         606,000               2.14
     Options canceled                       (304,167)              1.06
     Options exercised                        (5,000)              1.06
     Balance at June 30, 1996              1,164,333               2.23
     Options granted                       1,184,000               3.16
     Options canceled                       (344,501)              3.31
     Options exercised                       (37,250)              1.98
     Balance at June 30, 1997              1,966,582               2.61
     Options granted                         509,000               3.01
     Options canceled                       (232,225)              3.09
     Options exercised                      (268,025)              2.22
     Balance at June 30, 1998              1,975,332               2.71

                    THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)

5. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding at June 30, 1998:


         OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE

Range of          Number          Weighted     Weighted   Number      Weighted
Exercise          Outstanding     Average      Average    Exercisable  Average
Prices            Remaining       Exercise                Exercise
                                  Contractual             Price        Price
                                  Life


$1.64-$2.32        967,332         2.03 years   $2.25     894,232      $2.25

$2.41-$3.25        822,000         2.81 years   $2.96     322,918      $2.94

$3.31-$4.50        186,000         3.31 years   $3.96     161,334      $3.88

Total            1,975,332         2.47 years   $2.71   1,378,484      $2.60


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

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)

5. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net loss for fiscal 1996 through 1998 is not representative of the pro forma effect on operations in future years because it does not take into consideration pro forma compensation expense related to grants made prior to July 1, 1995. The Company's pro forma information is as follows for the years ended June 30:

                           1998               1997                 1996
Net loss

     As reported      ($9,550,795)         ($4,805,822)         ($568,534)

     Pro forma        (10,217,657)          (5,325,270)        (1,764,651)

Net loss per share

     As reported           ($0.54)              ($0.32)           ($0.05)

     Pro Forma              (0.58)               (0.36)            (0.15)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 85%; an expected life of 2.8 years; a risk-free interest rate of 5.46% and no expected dividends. The weighted average grant date fair value of options granted during the years ended June 30, 1998, 1997 and 1996 was $1.69, $1.80 and $1.79, respectively.

6. MAJOR CUSTOMERS AND FOREIGN SALES

During the fiscal year ended June 30, 1998 there was no single customer which represented 10% of net sales; foreign sales were approximately 50% of net sales. During the fiscal year ended June 30, 1997, sales from a significant customer totaled $4,044,489 or 61% of net sales and foreign sales were 15% of net sales. During the fiscal year ended June 30, 1996, sales to two significant customers each represented 10% of the Company's net sales and foreign sales were 41% of net sales.

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)

7. SALE OF LICENSE RIGHTS FOR CRYOSEAL SYSTEM

In June 1996, the Company entered into an exclusive manufacturing and distribution agreement for the territory of Japan for the CryoSeal System with Asahi Medical Co., Ltd., of Japan, a division of Asahi Chemical. Asahi Medical is a leading supplier of artificial kidneys, blood purification systems and leukocyte removal systems. Under the terms of the agreement, Asahi will manufacture the CP-1 disposal processing container, purchase the CS-1 device and SA-1 and DA-1 surgical applicators from the Company, and market the CryoSeal System in Japan. The Company received a $400,000 license fee, a commitment from Asahi to purchase the CryoSeal System and related fibrin applicators from the Company and a 10% royalty on the sale of the CP-1 container. The Company recognized $400,000 of revenue for the license fee in fiscal 1996.


8. INCOME TAXES

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rates of 34% to income tax expense is as follows for the years ended June 30:

                                           1998           1997          1996

 Statutory federal income tax benefit   $(3,290,000) $(1,630,000)   $(197,000)
 Net operating loss with no tax benefit   3,290,000    1,630,000      197,000
  Total federal income tax              $       -    $        -     $      -



At June 30, 1998, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $19,667,000 and $7,115,000 respectively, that are available to offset future income. The federal and state loss carryforwards expire between the years 2002 and 2013, and 2000 and 2003, respectively.


At June 30, 1998, the Company has research and experimentation credit carryforwards of approximately $63,000 for federal tax purposes that expire between the years 2002 and 2008 and $39,000 for state income tax purposes that do not have an expiration date.

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:


                                    JUNE 30, 1998           JUNE 30, 1997

Deferred tax assets:
  Net operating loss carryforwards   $7,109,000               $3,897,000
  Research credits                      102,000                  102,000
  Other                                 374,000                  164,000
Total deferred taxes                  7,585,000                4,163,000
Valuation allowance                  (7,585,000)              (4,163,000)
Net deferred taxes                   $        -               $       -




Because of the "change of ownership" provisions of the Tax Reform Act of 1986, a portion of the Company's federal net operating loss and credit carryovers may be subject to an annual limitation regarding their utilization against taxable income in future periods.

9. EMPLOYEE RETIREMENT PLAN

The Company sponsors an Employee Retirement Plan, generally available to all employees, in accordance with Section 401(k) of the International Revenue Code. Employees may elect to contribute up to the International Revenue Service annual contribution limit. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees' contributions. No Company contributions have been made to the Plan as of June 30, 1998.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for in Item 10 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.


ITEM 11.  EXECUTIVE COMPENSATION

The information called for in Item 11 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for in Item 12 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 1997, the Company loaned $88,281 to Charles de B. Griffiths, the Company's Vice President of Marketing and Sales and a director of the Company, to assist with the purchase and renovation of a residence in connection with Mr. Griffiths relocation to the Company's Rancho Cordova office from France, where he previously resided. The loan bears simple interest at the annual rate of eight percent, and was due and payable in February 1998. The loan was fully secured by 25,000 shares of common stock held by Mr. Griffiths at the time of the loan. In February 1998, the Company extended the repayment terms under the promissory note until June 30, 1999 and received a right of full offset against Mr. Griffiths' employment agreement in the event of any missed payment. As of June 30, 1998, Mr. Griffiths had made required payments and the balance of principal and interest at that date was $94,100.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report on Form 10-K.

                                                                  PAGE NUMBER
     (A)   (1)FINANCIAL STATEMENTS
              Report of Independent Auditors.....................     33

              Balance Sheet at June 30, 1998 and 1997 ..........      34

              Statements of Operations for the years
              ended June 30, 1998, 1997, and 1996...............      36

              Statements of Shareholders' Equity for
              the years ended June 30, 1998, 1997, and 1996.....      37

              Statements of Cash Flows for the
              years ended June 30, 1998, 1997, and 1996.........      38

              Notes to Financial Statements....................       39

     (A)  (2)FINANCIAL STATEMENT SCHEDULES

              Schedule II, Valuation and Qualifying Accounts...       55

     (B)REPORTS ON FORM 8-K

     1) Current Report on Form 8-K for the event date December 2, 1997, and for the event date December 31, 1997 (announcing closing of equity financings)

     2) Current Report on Form 8-K for the event date February 16, 1998 (announcing distribution agreement with Dideco S.p.A.)

     (C)EXHIBITS

     Exhibits  required  by  Item 601 of Regulation S-K are listed  in  the
     Exhibit Index on the next page, which is incorporated herein by this reference.

                             EXHIBIT INDEX

EXHIBIT    DESCRIPTION


3.1  (a)   Amended and Restated Certificate of Incorporation. {(5)}
     (b)   Amended Bylaws.  {(5)}

10.1 (a) Letter of Agreement between Liquid Carbonic, Inc. Canada and THERMOGENESIS. {(2)}
     (b)   Letter of Agreement between Fujitetsumo  USA and THERMOGENESIS.{
           (2)}
     (c)   Letter    of    Agreement   between   Fujitetsumo   Japan    and
           THERMOGENESIS.{  (2)}
     (d)   License  Agreement  between  Stryker  Corp.  and  THERMOGENESIS.
           {(7)}
     (e)   Lease of Office and Mfg. Space{  (5)}
     (f)   Executive   Development   and  Distribution   Agreement  between
           THERMOGENESIS and Daido Hoxan Inc.  {(4)}
     (g)   Administrative Office Lease  {(8)}
     (h)   Employment Agreement for Philip H. Coelho  {(9)}
     (i)   Employment Agreement for Charles de B. Griffiths  {(9)}
     (j)   Employment Agreement for Walter Ludt  {(9)}
     (k)   Employment Agreement for David C. Adams {(11)}
     (l)   Employment Agreement for James H. Godsey
     (m)   Employment Agreement for Sam Acosta
     (n)   Manufacturing    and   License   Agreement    between    On-Time
           Manufacturing and THERMOGENESIS  {(9)}
     (o) License and Distribution Agreement between Asahi Medical and THERMOGENESIS. {(10)}
     (p)   License  Agreement  between Medsep Corporation and THERMOGENESIS
           {(12)}
     (q)   Distribution Agreement  between  Dideco S.p.A. and THERMOGENESIS
           {(13)}

23.1       Consent of Independent Auditors

27         Financial Data Schedule

FOOTNOTES TO INDEX
{(2)} Incorporated by reference to Registration Statement No. 33-37242 of
     THERMOGENESIS, CORP. filed on Feb. 7, 1991.
{(3)} Incorporated by reference to Form 8-K for July 19, 1993.
{(4)} Incorporated by reference to Form 8-K for June 9, 1995.
{(5)} Incorporated by reference to Form 10-KSB for the year ended June 30, 1994.
{(6)} Incorporated by reference to Form 10-KSB for the year ended June 30, 1995.
{(7)} Incorporated by reference to Form 8-K for September 27, 1995.
{(8)} Incorporated by reference to Form 10-QSB for the quarter ended
     December 31, 1995.
{(9)}Incorporated by reference to Form 10-KSB for the  year  ended June 30,
   1996.
{(10)}Incorporated by reference to Form 8-K for event dated May 29, 1996. {(11)}Incorporate by reference to Form 10-K for the year ended June 30,
   1997.
{(12)}Incorporate by reference to Form 8-K for event dated March 27, 1997. {(13)}Incorporate by reference to Form 8-K for event dated February 16,
   1998.

                          THERMOGENESIS CORP.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     THERMOGENESIS CORP.



     By:   s/Philip H. Coelho
           Chairman & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  s/Philip H. Coelho                         Dated: September 28, 1998
      Chief Executive
      Officer and Chairman of the Board
      (Principal Executive Officer)


By: s/Renee M. Ruecker                          Dated: September 28, 1998
     V.P. Finance
       (Principal Financial and Accounting
       Officer)


By: s/James H. Godsey                           Dated: September 28, 1998
    President/COO
     and Director


By: s/Hubert Huckel                             Dated: September 28, 1998
     Director



By: s/Patrick McEnany                           Dated: September 28, 1998
    Director

 SCHEDULE II

                          THERMOGENESIS CORP.
                   VALUATION AND QUALIFYING ACCOUNTS



                                 Balance at         Charged to Costs   Write-offs (Net   Balance at End of
                                 Beginning of       and Expenses       of Recoveries)    Period
                                 period
ALLOWANCE OF DOUBTFUL ACCOUNTS
For the year ended June 30, 1998 $97,913            $52,424            $52,427           $97,910
For the year ended June 30, 1997   97,913               ---              ---              97,913
For the year ended June 30, 1996   72,913            25,000              ---              97,913