Form 10-Q
period 1998-09-30
THERMOGENESIS CORP
filed 1998-11-12
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                               FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.


                   Commission File Number:  0-16375
                      __________________________

                       THERMOGENESIS CORP.
          (Exact name of Registrant as specified in its charter)


 DELAWARE                                                  94-3018487
(State ofIncorporation)                       (IRS Employer Identification No.)

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


The number of shares of the registrant's common stock, $.001 par value, outstanding on October 30, 1998 was 18,928,765.
                    _______________________________

                          THERMOGENESIS CORP.


                            INDEX

                                                            PAGE NUMBER
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

      Balance Sheets at September 30, 1998
      and June 30, 1998............................................ 3

      Statements of Operations
      for the Three Months ended September 30, 1998 and 1997......  5

      Statements of Cash Flows for
      the Three Months Ended September 30, 1998 and 1997..........  6

      Notes to Financial Statements...............................  7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.............  8


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ......................... 11


SIGNATURES........................................................ 12

PART  I    FINANCIAL INFORMATION

                          THERMOGENESIS CORP.
                            BALANCE SHEETS
                              (UNAUDITED)



                                                           September 30,           June 30,
ASSETS                                                            1998                1998
Current Assets:
Cash and cash equivalents                                     $393,158               $1,975,042
Accounts receivable, net of allowance for doubtful
   accounts of $95,000 ($97,910 at June 30, 1998)            1,130,462                1,280,327
Inventory                                                    2,416,069                2,456,565
Other current assets                                           212,088                  180,214
     Total current assets                                    4,151,777                5,892,148
Equipment, at cost less accumulated depreciation
    of $983,470 ($861,750 at June 30, 1998)                  1,582,621                1,679,201
Prepaid royalties, net of accumulated amortization
    of $457,500 ($443,637 at June 30, 1998)                     97,000                  110,863
Other assets                                                   112,362                  117,030
                                                            $5,943,760               $7,799,242




                        See accompanying notes.

                          THERMOGENESIS CORP.
                      BALANCE SHEETS (CONTINUED)
                              (UNAUDITED)

                                                           September 30,            June 30,
LIABILITIES AND SHAREHOLDER'S EQUITY                            1998                  1998
Current liabilities:
   Accounts payable                                        $1,255,500                $1,301,141
   Accrued payroll and related expenses                       352,450                   345,875
   Accrued warranty reserves                                  229,506                   237,440
   Current portion of capital lease obligations                77,412                   105,151
   Other current liabilities                                  196,950                   179,224
         Total current liabilities                          2,111,818                 2,168,831
Long-term portion of capital lease obligations                 52,544                    57,519
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $.001 par value;
   2,000,000 shares authorized; no shares
   issued and outstanding                                         ---                      ---
 Common stock, $.001 par value;
   50,000,000 shares authorized;
   18,925,669 issued and outstanding
   (18,925,669 at June 30, 1998)                               18,926                    18,926
 Paid in capital in excess of par                          26,304,511                26,293,511
 Accumulated deficit                                      (22,544,039)              (20,739,545)
        Total shareholders' equiy                           3,779,398                 5,572,892
                                                           $5,943,760               $ 7,799,242


                        SEE ACCOMPANYING NOTES.

                          THERMOGENESIS CORP.
                       Statements of Operations
                              (Unaudited)


                                              Three Months Ended September 30,

                                                           1998                 1997
Net sales                                               $1,098,683            $711,100

Cost of sales                                            1,279,297            1,095,057
     Gross loss                                           (180,614)            (383,957)
Expenses:
   General and administrative                              711,509              465,458
   Selling and marketing                                   397,175              528,633
   Research and development                                514,656            1,081,815
   Issuance of stock options for services                   11,000               21,000
   Interest                                                  8,067               12,426
      Total expenses                                     1,642,407            2,109,332
Interest income                                             18,527               31,361
Net loss                                               ($1,804,494)         ($2,461,928)
Per share data:
Basic and diluted net loss per share                        ($0.10)              ($0.16)
Shares used in computing per share data                 18,925,669           15,872,388




                        SEE ACCOMPANYING NOTES.

                          THERMOGENESIS CORP.
                       Statements of Cash Flows
            Three Months Ended September 30, 1998 and 1997

Cash flows from operating activities:                      1998                      1997

    Net loss                                            ($1,804,494)              ($2,461,928)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
       Depreciation and amortization                        135,583                   106,923
       Amortization of stock options issued for
         services                                            11,000                    21,000
       Net change in operating assets and liabilities:
            Accounts receivable                             149,865                 1,010,155
            Inventory                                        40,496                  (874,492)
            Other current assets                            (31,874)                  (56,771)
            Other assets                                      4,668                    19,183
            Accounts payable                                (45,641)                   10,230
            Accrued payroll and related expenses              6,575                    43,858
            Accrued warranty reserves                        (7,934)                  (34,575)
            Other current liabilities                        17,726                   139,052
       Net cash used in operating activities             (1,524,030)               (2,077,365)
Cash flows from investing activities:
   Capital expenditures                                     (25,140)                 (165,870)
       Net cash used in investing activities                (25,140)                 (165,870)
   Cash flows from financing activities:
     Principal payments on long-term lease obligations      (32,714)                  (34,808)
     Exercise of stock options and warrants                     -                      47,875
      Net cash provided by(used in)financing activities     (32,714)                   13,067
   Net decrease in cash and cash equivalents             (1,581,884)               (2,230,168)
   Cash and cash equivalents at beginning of period       1,975,042                 3,510,861
   Cash and cash equivalents at end of period           $   393,158                $1,280,693

                        SEE ACCOMPANYING NOTES.

                          THERMOGENESIS CORP.
                     NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998
                              (UNAUDITED)

1.   Interim Reporting

These Financial Statements should be read in conjunction with the Company's Annual Report (Form 10-K) for the year ended June 30, 1998. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net sales. In the opinion of management, all adjustments (which consist only of normally recurring adjustments) necessary for a fair presentation of the Financial Statements have been made. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out) or market and consist approximately of the following:


                                 SEPTEMBER 30, 1998          JUNE 30, 1998
     Raw materials                  $1,238,614               $ 1,313,792
     Work in process                   271,891                   282,946
     Finished goods                    905,564                   859,827
     Total                          $2,416,069               $ 2,456,565

                          THERMOGENESIS CORP.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The Company's core business was principally the sale of ultra-rapid blood plasma freezing and thawing systems, until the fourth quarter of fiscal 1998 when the Company launched its BioArchive Stem Cell System. The Company's revenues previously have been from sales of its core line blood plasma freezers to blood banks and blood plasma thawers to hospitals and transfusion centers. All core line blood plasma freezer and thawer products are FDA Class I medical devices purchased as capital equipment.

Approximately five years ago, management initiated a plan to develop two new Biopharmaceutical drug micro manufacturing platforms, the BioArchive Platform and the CryoSeal Platform. Biopharmaceutical drugs are composed of the body's naturally occurring proteins, enzymes, growth factors, hormones and progenitor cells and are utilized for the treatment of human disease or serious medical condition. Each of these two platforms are expected to generate several micro manufacturing systems which utilize single use, sterile disposables that are expected to provide an ongoing revenue stream with system use. Products developed under the micro manufacturing platforms will compete in markets that exceed $100 million annually. The Company initially focused it's efforts on three products from these platforms. The BioArchive Stem Cell System was launched in the fourth quarter of fiscal 1998, and the CryoSeal AHF System and CryoSeal AFG System will be launched in fiscal 1999. Both the BioArchive and the CryoSeal platform products are regulated under the FDA Class II designation. Accordingly, the Company incurred significant expenditures to develop these products and create the manufacturing, marketing and management infrastructure required to produce and market these Class II products.

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying financial statements.

RESULTS OF OPERATIONS

SALES AND REVENUES:
Net sales increased for the three months ended September 30, 1998 by approximately 55% from the respective fiscal 1998 quarter. The increase in the fiscal 1999 quarter was due to sales of the BioArchive Stem Cell System, which accounted for over 30% of the current quarter's sales.

                          THERMOGENESIS CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (CONT'D)

RESULTS OF OPERATIONS (CONT'D)

COST OF SALES:
Cost of sales as a percent of sales was approximately 116% for the three months ended September 30, 1998, as compared to 154% for the corresponding fiscal 1998 period. The cost of sales percentage decrease was due to the increase in sales volume and the Company's cost reduction efforts. However, cost of sales remains higher than sales primarily due to the significant overhead costs incurred in building and maintaining an infrastructure that is required to meet FDA regulatory requirements and standards for production of Class II medical devices. The Company has built up the infrastructure in anticipation of the two new products, only one of which has generated revenues in the first quarter of fiscal 1999.

GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative expenses for the three months ended September 30, 1998 increased by 53% from the corresponding fiscal 1998 period. This increase was due to the last phase of restructuring within the senior management team; approximately $100,000 of the increase was due to the severance payment accrual to a departing executive. Additionally, the increase was due to increased salaries from personnel added during fiscal 1998 to oversee the growth expected from development of the BioArchive and CryoSeal platforms.

SALES AND MARKETING EXPENSES:
Selling and marketing expenses for the three months ended September 30, 1998 decreased by 25% from the corresponding fiscal 1998 period and 40% from the fourth quarter of fiscal 1998. The decrease was primarily due to the restructuring of the sales and marketing departments during fiscal 1998, which was designed to bring these expenses in line proportionately with sales levels as well as to increase the focus on the marketing skills needed for successful launch of the BioArchive and CryoSeal systems. The restructuring included hiring a Director of Corporate Marketing in September 1998 to drive revenue generation by the new product launches.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses for the three months ended September 30, 1998 decreased by 52% from the corresponding fiscal 1998 period. This represents the third consecutive quarter with decreased expenses signifying that the transfer to manufacturing has been completed. This significant decrease is indicative of the Company's transition from development of the BioArchive and CryoSeal systems to production and market launch. In recognition of this transition, the Company restructured the Research and Development function in the first quarter of fiscal 1999, terminating certain employees and transferring others to the manufacturing function. Management believes they have the proper staffing to oversee the development of the additional products which will be generated from the BioArchive and CryoSeal platforms.

                          THERMOGENESIS CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (Cont'd)



RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $1,683,358. The decrease in cash was primarily due to funding of the manufacturing infrastructure, marketing operations and management team required in anticipation of the product launch of the new products -- CryoSeal AFG, CryoSeal AHF and BioArchive.

The Company used $1,524,030 for operations for the three months ended September 30, 1998. This was primarily due to lower sales volume in relationship to fixed manufacturing costs and added personnel in anticipation of the new products market launch. Cash resources were significantly diminished at the end of the first quarter, and remaining resources are insufficient to permit the Company to fully execute on its business plan to move towards FDA clinical trials on new products, and may be insufficient to maintain the infrastructure and management that the Company deems necessary to launch the new products and move the Company to its new growth levels. The report of independent auditors on the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company has undertaken efforts to locate and secure adequate resources to allow it to execute on its plan, including possible equity and debt financing. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

At September 30, 1998, the Company has no significant outstanding capital commitments.

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


                                      THERMOGENESIS CORP.
                                       (Registrant)


Dated November 6, 1998


                                  S/PHILIP H. COELHO
                                  Philip H. Coelho, Chief Executive Officer
                                   and Chairman of the Board
                                 (Principal Executive Officer)



                                  S/JAMES H. GODSEY
                                  Dr. James H. Godsey, President/COO
                                   and Director


                                  S/RENEE M. RUECKER
                                  Renee M. Ruecker, V.P. Finance
                                 (Principal Financial and Accounting Officer)