Form 10-Q
period 1998-12-31
THERMOGENESIS CORP
filed 1999-02-11
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                               FORM 10-Q


    X    Quarterly  Report  Pursuant  to Section 13 or 15(d) of  the Securities
     Exchange Act of 1934 for the quarterly period ended December 31, 1998.


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


The number of shares of the registrant's common stock, $.001 par value, outstanding on January 22, 1999 was 18,930,685.
                    _______________________________

                          THERMOGENESIS CORP.


                                INDEX

                                                            PAGE NUMBER
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

      Balance Sheets at December 31, 1998
      and June 30, 1998................................................3

      Statements of Operations for the
      Three and Six Months ended December 31, 1998 and 1997........... 5

      Statements of Cash Flows for
      the Three and Six Months Ended December 31, 1998 and 1997....... 6

      Notes to Financial Statements................................... 7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations................  9


PART II OTHER INFORMATION

Item 1. Legal proceedings............................................  12
Item 2. Changes in Securities........................................  12
Item 3. Default Upon Senior Securities...............................  12
Item 4. Submission of Matters to a Vote of Security Holders..........  12
Item 5. Other Information............................................  13
Item 6. Exhibits and Reports on Form 8-K ............................  13



SIGNATURES...........................................................  14

PART  I    FINANCIAL INFORMATION

                          THERMOGENESIS CORP.
                            BALANCE SHEETS
                              (UNAUDITED)



                                                           December 31,            June 30,
ASSETS                                                         1998                1998
Current Assets:
Cash and cash equivalents                                   $4,460,707              $1,975,042
Accounts receivable, net of allowance for doubtful
   accounts of $95,000 ($97,910 at June 30, 1998)            1,018,204               1,280,327
Inventory                                                    2,017,487               2,456,565
Other current assets                                           230,040                 180,214
     Total current assets                                    7,726,438               5,892,148
Equipment, at cost less accumulated depreciation
    of $1,094,091 ($861,750 at June 30, 1998)                1,486,669               1,679,201
Prepaid royalties, net of accumulated amortization
    of $471,363 ($443,637 at June 30, 1998)                     83,137                 110,863
Other assets                                                   178,743                 117,030
                                                           $ 9,474,987              $7,799,242




            See accompanying notes to financial statements.

                          THERMOGENESIS CORP.
                      BALANCE SHEETS (CONTINUED)
                              (UNAUDITED)

                                                           December 31,                  June 30,
LIABILITIES AND SHAREHOLDER'S EQUITY                           1998                       1998
Current liabilities:
   Accounts payable                                         $1,032,043              $1,301,141
   Accrued payroll and related expenses                        357,611                 345,875
    Short-term debt                                            450,000                     ---
   Accrued warranty reserves                                   262,993                 237,440
   Current portion of capital lease obligations                 55,698                 105,151
    Other current liabilities                                  216,376                 179,224
                                                             2,374,721               2,168,831
Long-term portion of capital lease obligations                  47,596                  57,519
Commitments and contingencies                                      ---                     ---
Redeemable convertible preferred stock, 1,200,000 shares
authorized; 816,000 issued and outstanding ($5,100,000
aggregate involuntary liquidation value at December 31,      4,733,576                     ---
1998)
Shareholders' equity:
 Preferred stock, $.001 par value;
   800,000 shares authorized; no shares
   issued and outstanding                                          ---                     ---
 Common stock, $.001 par value;
   50,000,000 shares authorized;
   18,930,685 issued and outstanding
   (18,925,669 at June 30, 1998)                                 18,931                  18,926
Paid in capital in excess of par                             28,693,546              26,293,511
 Accumulated deficit                                        (26,393,383)            (20,739,545)
        Total shareholders' equity                            2,319,094               5,572,892
                                                             $9,474,987              $7,799,242

            See accompanying notes to financial statements.

                          THERMOGENESIS CORP.
                       STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                            Three Months Ended                           Six Months Ended
                               December 31,                                  December 31,
                                 1998              1997              1998              1997
Net sales                              $1,325,510         $815,992        $2,425,855       $1,527,092
Cost of sales                           1,308,940        1,386,575         2,604,431        2,481,632
     Gross profit (loss)                   16,570        (570,583)         (178,576)         (954,540)
Expenses:
   General and administrative             665,320          637,494         1,361,698        1,102,952
   Selling and marketing                  349,462          628,000           746,428        1,156,633
   Research and development               452,841        1,120,727           962,558        2,202,542
   Issuance of stock options for
     services                              15,000           21,000            26,000           42,000
   Interest                                88,430           13,716            96,303           26,142
      Total expenses                    1,571,053        2,420,937         3,192,987        4,530,269
Interest income                             2,179            9,327            14,765           40,688
Net loss                              ($1,552,304)     ($2,982,193)      ($3,356,798)     ($5,444,121)
Per share data:
Net loss                              ($1,552,304)     ($2,982,193)      ($3,356,798)     ($5,444,121)
Preferred stock discount               (2,297,040)               --       (2,297,040)               --
Net loss to common stockholders       ($3,849,344)     ($2,982,193)      ($5,653,838)     ($5,444,121)
Basic and diluted net loss per share       ($0.20)          ($0.18)           ($0.30)          ($0.33)
Shares used in computing
 per share data                        18,930,045       16,899,943        18,927,857       16,386,166




            SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          THERMOGENESIS CORP.
                       Statements of Cash Flows
              Six Months Ended December 31, 1998 and 1997

Cash flows from operating activities:                           1998                     1997
    Net loss                                                ($3,356,798)             ($5,444,121)
    Adjustments to reconcile net loss to
       net cash used by operating activities:
        Depreciation, amortization and accretion                331,067                  225,844
        Issuance of stock or stock options for services          32,000                   42,000
        Net change in operating assets and liabilities:
            Accounts receivable                                 262,123                1,205,059
            Inventory                                           439,078                 (618,836)
            Other current assets                                (49,826)                 (16,370)
            Other assets                                        (61,713)                  23,109
            Accounts payable                                   (269,098)                (859,513)
            Accrued payroll and related expenses                 11,736                 (109,342)
            Accrued warranty reserves                            25,553                  147,285
            Other current liabilities                            37,152                  294,040
       Net cash used in operating activities                 (2,598,726)              (5,110,845)
Cash flows from investing activities:
   Capital expenditures                                         (39,809)                (222,815)
Cash flows from financing activities:
    Principal payments on long-term lease obligations           (59,376)                 (70,657)
    Proceeds from short-term debt                               450,000                      ---
    Issuance of redeemable convertible preferred stock        4,733,576                      ---
    Exercise of stock options and warrants                          ---                  206,301
    Issuance of common stock                                        ---                6,469,996
        Net cash provided by financing activities             5,124,200                6,605,640
    Net increase in cash and cash equivalents                 2,485,665                1,271,980
    Cash and cash equivalents at beginning of period          1,975,042                3,510,861
    Cash and cash equivalents at end of period               $4,460,707               $4,782,841

            SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          THERMOGENESIS CORP.
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998
                              (UNAUDITED)

INTERIM REPORTING

These Financial Statements should be read in conjunction with the Company's Annual Report (Form 10-K) for the year ended June 30, 1998. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net sales. In the opinion of management, all adjustments (which consist only of normally recurring adjustments) necessary for a fair presentation of the Financial Statements have been made. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of the results expected for the full year.

SHORT-TERM DEBT AND RELATED PARTY TRANSACTION

In November 1998, the Company completed a debt financing for a total of $450,000. The debt matures on May 19, 1999 or on the fifth day following an equity placement by the Company, whichever first occurs. The interest rate is 10% per annum, payable quarterly. The holders of the debt received three year warrants representing the right to acquire 10,000 shares of common stock for each $50,000 loaned for a purchase price of $1.50 per share. The debt was repaid by January 31, 1999. The warrants expire in November 2001. Of the $450,000 financed, $200,000 was received from members of the Company's board of directors.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

On December 30, 1998, 816,000 shares of Redeemable Convertible Preferred Stock ("Preferred Stock") were sold in the initial closing of a private placement for net proceeds after payment of placement fees and expenses of $4,733,576. The final closing occurred on January 14, 1999 for 261,540 additional shares and net proceeds of $1,523,000. The significant features of the Preferred Stock are as follows:

     Voting Rights - The holders of shares of Preferred Stock are entitled to voting rights equal to the number of shares of common stock to be issued upon conversion of the Preferred Stock. Additionally, so long as in excess of 35% of the original amount of Preferred Stock remains outstanding, the holders of the Preferred Stock shall be entitled, voting as a separate class, to elect one director, who shall be one of the authorized number of directors of the Corporation.

     Liquidation Preferences - In the event of liquidation or dissolution of the Company, the preferred stockholders are entitled to priority over common stockholders with respect to distribution of Company assets or payments to stockholders. The liquidation preference is equal to $6.25 per share compounded annually at 8% per share per year.

     Redemption - The Preferred Stock shall be redeemable upon the request of any holder of Preferred Stock at any time following the fifth anniversary of the date of issuance. The redemption price shall be the liquidation preference as stated above. The excess of the redemption value over the carrying value will be accreted using the interest method over five years.

                          THERMOGENESIS CORP.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998
                              (UNAUDITED)

REDEEMABLE CONVERTIBLE PREFERRED STOCK (continued)

     Conversion Rights - Holders of the Preferred Stock have the right to convert the preferred stock at the option of the holder, at any time, into shares of common stock of the Company at the conversion rate of one preferred share for five shares of common stock. The conversion rate is subject to adjustment for changes in the Company's capital structure which would otherwise have a dilutive effect on the conversion rate.

     Beneficial Conversion Feature - The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's common stock on the date the Preferred Stock was sold, amounted to $2,297,040 on December 31, 1998, which represents a discount to the value of the Preferred Stock.

     Automatic Conversion - At the option of the Company, each share of Preferred Stock may be converted into shares of Common Stock at the conversion rate of 1:5 provided that the shares of the Company's common stock trade at an average price equal to or greater than $5 per share for 30 consecutive trading days.

     Dividends - The holders of Preferred Stock shall be entitled to receive dividends at the same rate and at the same time as any dividends declared on the Company's common stock.

     Preemptive Rights - Each holder of Preferred Stock has been granted preemptive rights entitling such holder to purchase any new issue of the Company's stock in order to maintain their ownership percentage in the Company.

In addition, preferred shares are subject to certain transfer restrictions and are entitled to certain registration rights.

                         THERMOGENESIS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

The Company's core business was principally the sale of ultra-rapid blood plasma freezing and thawing systems, until the fourth quarter of fiscal 1998 when the Company launched its BioArchive Stem Cell System. The Company's principal revenues were previously from sales of its core line blood plasma freezers to blood banks and blood plasma thawers to hospitals and transfusion centers. All core line blood plasma freezer and thawer products are FDA Class I medical devices purchased as capital equipment.

Approximately five years ago, management initiated a plan to develop two new Biopharmaceutical drug micro manufacturing platforms, the BioArchive Platform and the CryoSeal Platform. Biopharmaceutical drugs are composed of the body's naturally occurring proteins, enzymes, growth factors, hormones and progenitor cells and are utilized for the treatment of human disease or a serious medical condition. Each of these two platforms are expected to generate several micro manufacturing systems which utilize single use, sterile disposables that are expected to provide an ongoing revenue stream with system use. Products developed under the micro manufacturing platforms will compete in markets that exceed $100 million annually. The Company initially focused it's efforts on three products from these platforms. This quarter marked the international launch of the CryoSeal AFG system to three international distributors. The BioArchive Stem Cell System was launched in the fourth quarter of fiscal 1998, and the CryoSeal AHF System will be launched in fiscal 1999. The CryoSeal platform products are regulated under the FDA Class II designation. Accordingly, the Company incurred significant expenditures to develop these products and create the manufacturing, marketing and management infrastructure required to produce and market these Class II products.

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying financial statements.

RESULTS OF OPERATIONS

SALES AND REVENUES:
Sales for the three and six months ended December 31, 1998 were $1,325,510 and $2,425,855 compared to $815,992 and $1,527,092 for the three and six months ended December 31, 1997, an increase of 62% and 59%, respectively. Also, sales for the quarter ended December 31, 1998 reflected a 20% increase over the prior quarter. The increase in sales for these periods is due to increased sales in all three of the Company's product lines. The international market launch of the CryoSeal AFG system accounted for 6% of the quarter's revenues. Systems were delivered to China, Japan and Europe. The increase in the BioArchive product line was due to both sales of units (five were sold in the six months ended December 31, 1998, two were sold in the corresponding fiscal 1998 period) and sales of disposable products associated with the BioArchive systems. The increase in core-line sales was primarily due to customer service revenue associated with service contracts, repairing units and replacement parts.

                     THERMOGENESIS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,1998 AND 1997 (CONT'D)

RESULTS OF OPERATIONS (CONT'D)

COST OF SALES:
Cost of sales as a percent of sales was approximately 99% and 107% for the three and six months ended December 31, 1998, a significant decline as compared to 170% and 163% for the corresponding fiscal 1998 period. The cost of sales percentage decrease was due to the increase in sales volume and the Company's cost reduction efforts. However, cost of sales remains higher than expected primarily due to the significant overhead costs incurred in building and maintaining an infrastructure that is required to meet FDA regulatory requirements and standards for production of Class II medical devices. The Company has built up the infrastructure in anticipation of its two new products.

GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative expenses were $665,320 and $1,361,698 for the three and six months ended December 31, 1998 compared to $637,494 and $1,102,952 for the fiscal 1998 periods. The increase for the six months ended December 31, 1998 was primarily due to the last phase of restructuring within the senior management team; approximately $100,000 of the increase was due to the severance payment accrual to a departing executive.

SALES AND MARKETING EXPENSES:
Selling and marketing expenses for the three and six months ended December 31, 1998 were $349,462 and $746,428, a significant decline as compared to $628,000 and $1,156,633 for the comparable fiscal 1998 periods, a decrease of 44% and 35%. These decreases were primarily due to the restructuring of the sales and marketing departments during fiscal 1998, which was designed to bring these expenses in line proportionately with sales levels as well as to increase the focus on the marketing skills needed for successful launch of the BioArchive and CryoSeal systems. The restructuring included hiring a Director of Corporate Marketing at the end of the first quarter to drive revenues.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and develoment expenses for the three and six months ended December 31, 1998 were $452,841 and $962,558 compared to $1,120,727 and $2,202,542 for the  corresponding  fiscal 1998 periods, a decrease of 60% and
56%. These significant decreases are indicative of the Company's transition from development of the BioArchive and CryoSeal systems to production and market launch. In recognition of this transition, the Company restructured the Research and Development function in the first quarter of fiscal 1999, terminating certain employees and transferring others to the manufacturing
function.   Management believes they have the proper staffing  to  oversee  the development of the additional products which will be generated from the BioArchive and CryoSeal platforms.

                     THERMOGENESIS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1,628,400 from June 30, 1998 to December 31, 1998. The increase was due to the net proceeds received from the private placement.

As discussed in the Notes to Financial Statements, on December 30, 1998, 816,000 shares of Redeemable Convertible Preferred Stock ("Preferred Stock") were sold in the initial closing of a private placement for net proceeds after payment of placement fees and expenses of $4,733,576. The final closing occurred on January 14, 1999 for 261,540 additional shares and net proceeds of $1,523,000.

The Company used $2,598,726 for operations for the six months ended December 31, 1998. This was due to lower sales volume in relationship to manufacturing fixed costs and operating expenses incurred in maintaining the infrastructure necessary to develop, market and manage the two new Class II products. The Company believes, based upon its current business plan, its existing cash equivalents and/or future investment capital, that it has adequate capital to satisfy its immediate current working capital needs. The Company is also pursuing bank lines of credit to assist in product distribution. No assurances can be made, however, that revenues from operations will be adequate short-term to fully execute the Company's business plan, or that debt or future financing will be available on terms favorable to the Company.

Management does not anticipate that the Company will incur any material costs to be "Year 2000" compliant. The Company has completed an assessment of its internal systems and products and determined that substantially all of the Company's systems and products operate using third party software that is compliant, or operate using Company product software which is Year 2000 compliant. The Company has formed a task force to identify and address potential year 2000 issues with significant vendors, customers and other third parties. To date, no significant issues have been identified. The Company intends to complete its Year 2000 assessments and any required remediation programs by the fourth quarter of fiscal 1999.

At December 31, 1998, the Company has no significant outstanding capital commitments.

PART II -  OTHER INFORMATION

Item 1.    Legal proceedings.

On November 8, 1998, Metropolitan Creditors Service of Sacramento, assignee of On-Time Manufacturing, filed an action in the Sacramento Superior Court (METROPOLITAN CREDITORS SERVICE OF SACRAMENTO VS. THERMOGENESIS CORP., CASE NO. 98AS05815) alleging monies owed from product delivered by the assignor, On-Time Manufacturing. The amounts claimed related to products delivered pursuant to invoices dated in 1997, and totaled approximately $90,000 in the aggregate. The Company has answered the complaint disputing the claims, and intends to fully defend the action. Notwithstanding the Company's position on the dispute, a reserve was previously recorded on the Company's books and management does not anticipate that the dispute will have any material impact on operations or financial condition.

Item 2.    Changes in Securities.
           None.

Item 3.    Default Upon Senior Securities.
           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

American Securities Transfer & Trust, Inc. reports the following totals for all the proposals voted on at the Annual Meeting shareholders held February 2, 1998.

Proposal #1    ELECTION OF DIRECTORS           For        Withhold

               PHILIP H. COELHO           15,373,632       273,682
               HUBERT HUCKEL              15,250,293       278,367
               PATRICK McENANY            15,125,388       521,926
               JAMES GODSEY               15,368,947       397,021

Proposal #2  Amendment to Certificate of Incorporation to Effect 1:4 Stock
             Consolidation

                     For         Against        Abstain

                13,244,556       2,356,345         46,413


Proposal #3  Approval of Equity Transaction in Excess of 20% of Outstanding
             Shares

                    For           Against        Abstain

                 9,950,074       1,913,633       153,180

All proposals submitted to stockholders for approval were passed, and the Board of Directors was granted discretion with respect to the appropriate timing for the announcement of the stock consolidation. After the proposed stock consolidation was submitted to stockholders, the trading price of the Company's common stock improved significantly. Due to the improved stock performance and other changed circumstances, the Board of Directors may determine in the near future to resubmit the proposed stock consolidation to stockholders and seek further approval to either withdraw the proposed consolidation or decrease the proposed ratio of the consolidation to one-for-two.

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


                             THERMOGENESIS CORP.
                               (Registrant)


Dated February 10, 1999



                                 S/PHILIP H. COELHO
                                 Chief Executive Officer
                                 (Principal Executive Officer)







                                  S/RENEE M. RUECKER
                                  Vice President of Finance
                                  (Principal Financial Officer)