Form 10-Q
period 1999-03-31
THERMOGENESIS CORP
filed 1999-05-13
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                               FORM 10-Q


    X    Quarterly  Report  Pursuant  to Section 13 or 15(d) of  the Securities
     Exchange Act of 1934 for the quarterly period ended March 31, 1999.


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


The number of shares of the registrant's common stock, $.001 par value, outstanding on April 21, 1999 was 19,763,846.
                    _______________________________

                          THERMOGENESIS CORP.


                                 INDEX

                                                                  PAGE NUMBER
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

      Balance Sheets at March 31, 1999
      and June 30, 1998...................................................3

      Statements of Operations for the
      Three and Nine months ended March 31, 1999 and 1998  ..........     5

      Statements of Cash Flows for
      the Three and Nine months ended March 31, 1999 and 1998........     6

      Notes to Financial Statements..................................     7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations................     9


PART II OTHER INFORMATION

Item 1. Legal proceedings..........................................      12
Item 2. Changes in Securities......................................      12
Item 3. Default Upon Senior Securities ............................      12
Item 4. Submission of Matters to a Vote of Security Holders........      12
Item 5. Other Information..........................................      12
Item 6. Exhibits and Reports on Form 8-K...........................      12


SIGNATURES ........................................................      13

PART  I    FINANCIAL INFORMATION

                          THERMOGENESIS CORP.
                            BALANCE SHEETS
                              (UNAUDITED)



                                                                  March 31,               June 30,
ASSETS                                                            1999                      1998
Current Assets:
Cash and cash equivalents                                       $3,257,280              $1,975,042
Accounts receivable, net of allowance for doubtful
   accounts of $95,000 ($97,910 at June 30, 1998)                  947,816               1,280,327
Inventory                                                        2,500,393               2,456,565
Other current assets                                               173,417                 180,214
     Total current assets                                        6,878,906               5,892,148
Equipment, at cost less accumulated depreciation
    of $984,976 ($861,750 at June 30, 1998)                      1,395,458               1,679,201
Prepaid royalties, net of accumulated amortization
    of $485,226 ($443,637 at June 30, 1998)                         69,274                 110,863
Other assets                                                       165,366                 117,030
                                                                $8,509,004              $7,799,242





            See accompanying notes to financial statements.

                          THERMOGENESIS CORP.
                      BALANCE SHEETS (CONTINUED)
                              (UNAUDITED)

                                                                  March 31,               June 30,
LIABILITIES AND SHAREHOLDER'S EQUITY                                1999                    1998
Current liabilities:
   Accounts payable                                             $971,371              $1,301,141
   Accrued payroll and related expenses                          248,982                 345,875
   Accrued warranty reserves                                     246,570                 237,440
   Current portion of capital lease obligations                   26,482                 105,151
   Other current liabilities                                     294,212                 179,224
         Total current liabilities                             1,787,617               2,168,831
Long-term portion of capital lease obligations                    37,996                  57,519
Commitments and contingencies                                        ---                     ---
Redeemable convertible preferred stock, 1,200,000 shares
authorized; 1,044,000 issued and outstanding ($6,655,500
aggregate involuntary liquidation value at March 31, 1999)     6,188,929                     ---

Shareholders' equity:
 Preferred stock, $.001 par value;
   800,000 shares authorized; no shares
   issued and outstanding                                            ---                     ---
 Common stock, $.001 par value;
   50,000,000 shares authorized;
   19,123,846 issued and outstanding
   (18,925,669 at June 30, 1998)                                  19,125                  18,926
 Paid in capital in excess of par                             30,263,551              26,293,511
 Accumulated deficit                                         (29,788,214)            (20,739,545)
        Total shareholders' equity                               494,462               5,572,892
                                                              $8,509,004              $7,799,242


                See accompanying notes to financial statements.

                          THERMOGENESIS CORP.
                       STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                              Three Months Ended                Nine months ended
                                                   March 31,                        March 31,
                                          1999             1998              1999            1998
Net sales                                 $866,094         $1,028,973        $3,290,287      $2,556,065
Cost of sales                            1,031,056          1,231,468         3,619,293       3,713,100
 Gross profit (loss)                      (164,962)          (202,495)         (329,006)     (1,157,035)
Expenses:
 General and administrative                794,197            510,282          2,171,026      1,613,234
   Selling and marketing                   470,480            550,303          1,217,117      1,706,936
   Research and development                498,418            837,690          1,465,915      3,040,232
   Issuance of stock options
     for services                           15,000             13,000             41,000         55,000
   Interest and other                       16,159             17,956            112,656         44,098
      Total expenses                     1,794,254          1,929,231          5,007,714      6,459,500
Interest income                             31,085             11,930             51,791         52,618
Net loss                               ($1,928,131)       ($2,119,796)       ($5,284,929)   ($7,563,917)
Per share data:
Net loss                               ($1,928,131)       ($2,119,796)       ($5,284,929)   ($7,563,917)
Preferred stock discount                 1,307,700                 --          3,604,740             --
Net loss to common stockholders        ($3,235,831)       ($2,119,796)       ($8,889,669)   ($7,563,917)
Basic and diluted net loss per share         ($.17)            ($0.11)             ($.47)        ($0.44)
Shares used in computing per share      19,033,888         18,821,502         18,963,201     17,197,945
data


                See accompanying notes to financial statements.

                             THERMOGENESIS CORP.
                           STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1999 AND 1998

Cash flows from operating activities:                                1999                        1998
    Net loss                                                     ($5,284,929)               ($7,563,917)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation, amortization and accretion                     505,590                    359,121
        Issuance of stock or stock options for services               92,235                     55,000
        Net change in operating assets and liabilities:
            Accounts receivable                                      332,511                  1,006,465
            Inventory                                                (88,828)                   (27,299)
            Other current assets                                       6,797                     77,088
            Other assets                                             (48,336)                    24,530
            Accounts payable                                        (329,770)                  (625,338)
            Accrued payroll and related expenses                     (96,893)                   (40,211)
            Accrued warranty reserves                                  9,130                     92,058
            Other current liabilities                                114,988                     83,446
       Net cash used in operating activities                      (4,787,505)                (6,559,057)
Cash flows from investing activities:
   Capital expenditures                                              (64,258)                  (570,096)
Cash flows from financing activities:
    Principal payments on long-term lease obligations                (98,192)                  (122,386)
    Issuance of redeemable convertible preferred stock             6,228,002                          -
    Exercise of stock options and warrants                             4,191                    539,549
    Issuance of common stock                                              --                  6,495,496
        Net cash provided by financing activities                  6,134,001                  6,912,659
   Net increase (decrease) in cash and cash equivalents            1,282,238                   (216,494)
   Cash and cash equivalents at beginning of period                1,975,042                  3,510,861
   Cash and cash equivalents at end of period                     $3,257,280                 $3,294,367

                See accompanying notes to financial statements

                          THERMOGENESIS CORP.
                     NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1999
                              (UNAUDITED)

1.  Interim Reporting

These Financial Statements should be read in conjunction with the Company's Annual Report (Form 10-K) for the year ended June 30, 1998. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net sales. In the opinion of management, all adjustments (which consist only of normally recurring adjustments) necessary for a fair presentation of the Financial Statements have been made. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

On January 14, 1999, the Company completed a private placement of 1,077,540 shares of Series A Preferred Stock, raising an aggregate of $6,734,625, before commissions and direct expenses. Commissions of 7% of the gross proceeds and warrants to purchase 200,000 shares of common stock at $1.70 per share were issued to the placement agent. An initial closing for the preferred stock was held on December 31, 1998, with gross proceeds of $5,100,000 having been received. The significant features of the Preferred Stock are as follows:

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

     Conversion Rights - Holders of the Preferred Stock have the right to convert the preferred stock at the option of the holder, at any time, into shares of common stock of the Company at the conversion rate of one preferred share for five shares of common stock. The conversion rate is subject to adjustment for changes in the Company's capital structure which would otherwise have a dilutive effect on the conversion rate. As of March 31, 1999, 33,540 shares of Preferred Stock have been converted.

                            THERMOGENESIS CORP.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1999
                              (UNAUDITED)


     REDEEMABLE CONVERTIBLE PREFERRED STOCK (continued)

     Beneficial Conversion Feature - The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's common stock on the date the Preferred Stock was sold, amounted to $2,297,040 on December 31, 1998, and $1,307,700 on January 14, 1999,
     which represents a discount to the value of the Preferred Stock.

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

                          THERMOGENESIS CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998

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

RESULTS OF OPERATIONS

SALES AND REVENUES:
Sales for the three and nine months ended March 31, 1999 were $866,094 and $3,290,287 compared to $1,028,973 and $2,556,065 for the three and nine months ended March 31, 1998. The 16% decrease for the three months ended March 31, 1999 is due to the loss of a key sales rep at the end of the previous quarter. Also, a higher than normal amount of backlog was shipped during the third quarter of fiscal 1998. The 28% increase in year-to-date sales is due to increased sales of the Company's BioArchive product line. The increase in the BioArchive product line was due to both sales of units (six were sold in the nine months ended March 31, 1999, two were sold in the corresponding fiscal 1998 period) and sales of disposable products associated with the BioArchive systems.

                          THERMOGENESIS CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998 (CONT'D)

RESULTS OF OPERATIONS (CONT'D)

COST OF SALES:
Cost of sales as a percent of sales was approximately 119% and 110% for the three and nine months ended March 31, 1999, as compared to 120% and 145% for the corresponding fiscal 1998 periods. The cost of sales percentage decrease is due to the Company's cost reduction efforts. However, cost of sales remains higher than expected primarily due to the significant overhead costs incurred in building and maintaining an infrastructure that is required to meet FDA regulatory requirements and standards for production of Class II medical devices. The Company has built up the infrastructure in anticipation of its two new products.

GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative expenses were $794,197 and $2,171,026 for the three and nine months ended March 31, 1999 compared to $510,282 and $1,613,234 for the fiscal 1998 periods. The increase for the three and nine months ended March 31, 1999 was primarily due to $215,000 for expenses associated with the Quality Assurance and Regulatory departments which were included in R&D last year and have been included in G&A this year due to the transfer of the BioArchive and CryoSeal product lines to manufacturing. Other additions to General and Administrative Expense over the prior year include professional fees paid to an investor relations firm, $50,000, and the recording of reserves for various items, $125,000.

SELLING AND MARKETING EXPENSES:
Selling and marketing expenses for the three and nine months ended March 31, 1999 were $470,480 and $1,217,117, a decline as compared to $550,303 and
$1,706,936 for the comparable fiscal 1998 periods. Selling and Marketing expenses increased 35% or $121,018 from the prior quarter due to the Company focusing its attention and resources to building a sales and marketing function to drive revenues of the BioArchive and CryoSeal systems. The decreases from the prior year were primarily due to the restructuring of the sales and marketing departments during the fiscal 1998, which was designed to bring these expenses in line proportionately with sales levels.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses for the three and nine months ended March 31, 1999 were $498,418 and $1,465,915 compared to $837,690 and $3,040,232 for the corresponding fiscal 1998 periods, a decrease of 41% and 52%. These significant decreases are indicative of the Company's transition from development of the BioArchive and CryoSeal systems to production and market launch. In recognition of this transition, the Company restructured the
Research and Development function in the first quarter of fiscal 1999, terminating certain employees and transferring others to the manufacturing function. Management believes they have the proper staffing to oversee the development of the additional products which will be generated from the BioArchive and CryoSeal platforms.

                          THERMOGENESIS CORP.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999

RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1,367,972 from June 30, 1998 to March 31, 1999. The increase was due to the net proceeds received from the private placement.

As discussed in the Notes to Financial Statements, on January 14, 1999, the Company completed a private placement of 1,077,540 shares of Series A Preferred Stock, raising an aggregate of $6,734,625, before commissions and direct expenses.

The Company used $4,787,505 for operations for the nine months ended March 31, 1999. This was due to lower sales volume in relationship to manufacturing fixed costs and operating expenses incurred in maintaining the infrastructure necessary to develop, market and manage the two new Class II products. The Company believes, based upon its current business plan, its existing cash equivalents and/or future investment capital, that it has adequate capital to satisfy its immediate current working capital needs. The Company is also pursuing bank lines of credit to assist in product distribution. No assurances can be made, however, that revenues from operations will be adequate short-term to fully execute the Company's business plan, or that debt or future financing will be available on terms favorable to the Company. The report of independent auditors on the Company's June 30, 1998 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Management does not anticipate that the Company will incur any material costs to be "Year 2000" compliant. The Company has completed an assessment of its internal systems and products and determined that substantially all of the Company's systems and products operate using third party software that is compliant, or operate using Company product software which is Year 2000 compliant. The Company has formed a task force to identify and address potential year 2000 issues with significant vendors, customers and other third parties. To date, no significant issues have been identified. The Company intends to complete its Year 2000 assessments and any required remediation programs in the first quarter of fiscal 2000.

At March 31, 1999, the Company had no significant outstanding capital commitments.

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

Item 2. Changes in Securities.
        None.

Item 3. Default Upon Senior Securities.
        None

Item 4. Submission of Matters to a Vote of Security Holders.
        None

Item 5. Other Information.
        None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits
         None.

     (b) Reports on Form 8-K.
         Current Report on Form 8-K for event date January 14, 1999.

                           THERMOGENESIS CORP.

                               Signatures


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THERMOGENESIS CORP.
                                     (Registrant)


Dated May 12, 1999

                                S/PHILIP H. COELHO
                                Chief Executive Officer
                                (Principal Executive Officer)





                                S/RENEE M. RUECKER
                                Vice President of Finance
                                (Principal Accounting and Financial Officer)