Form 10-K
period 1999-06-30
THERMOGENESIS CORP
filed 1999-09-27
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 1999 Commission File Number: 0-16375

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

        Securities registered pursuant to section 12(b) of the Act: NONE
          Securities registered pursuant to section 12(g) of the Act:

          Title of each class          Name of each exchange on which registered
      -----------------------------    -----------------------------------------
      Common Stock, $.001 Par Value             NASDAQ SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes : X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-K or any amendment of this Form 10-K. [X]

The  aggregate  market value of the voting stock held by  non-affiliates  of the
registrant   based  on  the  closing  sale  price  on  September  17,  1999  was
$45,567,219.

The number of shares of the registrant's common stock, $.001 par value, outstanding on September 17, 1999 was 20,803,032.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant's annual meeting of stockholders to be held on December 16, 1999.

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                      Number
                                                                                                      -------
ITEM 1.  Business...................................................................................      1
            (a) General and Historical Development of Business .....................................      1
            (b) Factors Affecting Operating Results ................................................      7
            (c) Description of the Business ........................................................      9


ITEM 2.   Description of Properties ................................................................     30

ITEM 3.   Legal Proceedings ........................................................................     30

ITEM 4.   Submission of Matters to a Vote of Security Holders ......................................     31
ITEM 5.   Market for the Registrant's Common Stock
          and Related Stockholder Matters ..........................................................     32

ITEM 6.   Selected Financial Data ..................................................................     33

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ....................................................................     34
             (a) Overview ..........................................................................     34
             (b) Results of Operations .............................................................     35
             (c) Liquidity and Capital Resources ...................................................     38

ITEM 8.   Financial Statements and Supplementary Data ..............................................     40

ITEM 9.   Changes in and Disagreements with Accountants on Accounting
              And Financial Disclosure .............................................................     56

ITEM 10.  Directors and Executive Officers of the Registrant .......................................     56

ITEM 11.  Executive Compensation ...................................................................     56

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management ...........................     56

ITEM 13.  Certain Relationships and Related Transactions ...........................................     56

ITEM 14.  Exhibits..................................................................................     57
              (a) Financial Statements .............................................................     57
              (b) Reports on Form 8-K ..............................................................     57
              (c) Exhibits .........................................................................     57


                                     PART I

ITEM 1.  BUSINESS

(a)      General and Historical Development of Business

The company was incorporated in Delaware in July 1986 as InstaCool Inc. of North America, and subsequently merged with Refrigeration Systems International, Inc., a California corporation. In January of 1995, the Company changed its name to THERMOGENESIS CORP. ("Company") to better reflect the thermodynamic blood processing segment of the biotechnology industry that it hopes to service through development of new products. The Company currently designs, develops, manufactures, and sells products and devices which utilize its proprietary thermodynamic technology for the processing of biological substances including the cryopreservation, thawing, and harvesting of blood components.

Historically, the Company's primary revenues were from sales of ultra rapid blood plasma freezers and thawers to hospitals, blood banks and blood transfusion centers and plasma collection centers under US Food & Drug Administration ("FDA") clearance to market in the United States. During the fiscal years 1988 through 1995, the Company focused research and development efforts on the refinement of product design for its blood plasma freezers and thawers. During that period, the Company also sought new applications for its technology, including the design of micro-manufacturing systems for biopharmaceutical drugs which utilize the Company's thermodynamic competence in new medical therapies.

With accelerated research and development efforts from 1996 to date totaling approximately $10 million, the Company completed development of two new technology platforms, each of which will give rise to multiple medical devices targeted at a number of different medical and surgical applications. These two technology platforms are viewed by the Company as micro-manufacturing platforms capable of producing biopharmaceutical drugs composed of stem cells, proteins, enzymes or other blood components that have therapeutic applications for treatment of human disease. The two technology platforms are referred to as the BioArchive(TM) Platform and the CryoSeal(TM) Platform. The first product developed under the BioArchive Platform, the BioArchive Stem Cell System, was launched in May 1998, and the first product developed under the CryoSeal Platform, the CryoSeal AHF System, was launched in September 1999.

The Company's completion and transfer of those two new technology platforms to manufacturing resulted in a significant reduction in research and development expenses in FY1999 over FY1998. Continued research and development efforts in early FY2000 will be principally focused on finalizing design of the Company's autologous thrombin activation kit (ATAK) for use as a stand-alone product and as an integral part of the CryoSeal Platform. Additional efforts were also made to optimize the manufacturing process and to cut overhead expenses.

In February of 1999, following FDA 510(K) clearance of the CryoSeal AHF System which micro-manufactures cryoprecipitated anti-hemophilic factors (cryoprecipitated AHF) from single units of plasma for the intravenous treatment of hemophiliacs, the Company prepared to initiate clinical trials for an autologous fibrin glue (AFG) indication for the CryoSeal Platform technology. These activities included hiring C L McIntosh as the Clinical Research

Organization to lead the clinical trial effort and preparing the initial draft of a clinical protocol for an I.D.E. approved pivotal trial utilizing the Company's autologous fibrin glue as a hemostatic agent in liver resectioning surgery.

Corporate Strategy

The Company's strategy with its blood plasma freezers and thawers, was to develop superior blood processing devices for the niche blood processing markets where new products could quickly establish credibility for the Company's proprietary thermodynamic technology. The Company believed that by concentrating its products to serve the blood component production industry, many customers, such as the American Red Cross or other blood transfusion societies of various countries, would validate the Company's proprietary thermodynamic technology for rapid freezing of blood plasma to achieve higher yield of the FVIII protein. Early products received rapid 510(k) clearance to market, and are sold to hospitals and blood component production facilities through a telemarketing staff in the United States and through its distribution network in 32 countries.

In 1994, the Company recognized that the blood plasma freezing and thawing markets were limited in size, and also perceived the Company's proprietary thermodynamic technology could have significant application in processing specific bio-pharmaceutical products derived from single units of human blood that would compete in significantly larger markets. After initial research, the Company began to focus its technology development towards harvesting Factor VIII and fibrinogen rich cryoprecipitate from blood plasma for use as an intravenous treatment for hemophilia and as one of two components in fibrin glue, a hemostatic agent and tissue adhesive for surgical use. Simultaneously, the Company embarked on extensive research and development efforts, in conjunction with The New York Blood Center ("NYBC") to develop systems and processes to harvest, concentrate, cryopreserve and archive therapeutic units of hematopoietic stem and progenitor cells from umbilical cord blood (donated following the healthy birth of an infant). Like bone marrow, stem cells from umbilical cord blood can be used to reconstitute a person's hematopoietic and immune system which has been destroyed as a result of intensive chemotherapy and radiation resulting from the treatment of diseases, such as leukemia lymphomas and various genetic disorders.

In order to effect the new strategic direction, the Company needed to spend significant amounts of money in order to fund the research and development of these two technology platforms, and to build a solid infrastructure and management  team to move the  Company  through  its next  stage of  growth.  The
Company, with only limited revenues generated from operations in the blood plasma freezer and thawer industry, was forced to seek financing through equity transactions on several occasions in order to fully fund the research and development efforts and the infrastructure needed to manufacture FDA class II medical devices. Research and development on the first two platform technologies, and development of the first two products under those platforms, was completed by the end of fiscal year 1998. During fiscal year 1999, the Company continued to significantly restructure its operations and management in order to prepare for the market launch in the United States of the CryoSeal AHF System in 1st Quarter of FY2000, and the European Market launch of the CryoSeal AFG System in 2nd half of FY2000, in order to compete in new markets where annual world-wide revenues are estimated at approximately $400 million.

By June 30, 1999, the Company completed development of its autologous thrombin activation kit, called ATAK, which will serve as both a stand-alone product and also an integrated component of the CryoSeal AFG System's CP-2 processing disposable to enable the CP-2 to perform simultaneous harvesting of both fibrinogen and thrombin from a unit of donor blood to create an autologous fibrin glue (AFG). Following this development, the Company executed a license agreement with its strategic partner, ASAHI MEDICAL CO. LTD. in Japan. The Company now believes it is the only competitor in the $400 million fibrin glue industry to develop a totally autologous fibrin glue system. The CryoSeal AFG System and ATAK product are in final design phase, and must be approved through the pre-market approval (PMA) process at the FDA, which will include clinical trials.

The CryoSeal AHF System, which produces Antihemophiliac Factor VIII (Cryoprecipitated AHF) for the treatment of hemophilia, received FDA 510(K) clearance in February of 1999. Formal sales activities were initiated in September 1999.

Finally,  the  Company  developed  the first  major  upgrade to its Ultra  Rapid
Freezer line with the introduction of the MicroCascade(TM) MP1100 integral freezer that further raised the bar of rapid plasma freezing performance across the transfusion industry. The enhanced performance is expected to stimulate upgrade sales in the domestic ultra rapid plasma freezer market.

Following the successful launch of the BioArchive Stem Cell System in May 1998, the Company placed an additional nine (9) systems during Fiscal Year 1999, bringing its total to 18 systems operating in 9 countries around the globe, and one (1) additional system at Daido Hoxan used for research. Notable among the current year sales were the London Cord Blood Bank, the Leuven Cord Blood Bank, Belgium, the Institute of Hematology, Tianjin, China, and Nihon University Medical Center, Japan. Important developments in this new market included the validation and production startup at key centers such as the New York Blood Center, Duke's Carolinas Cord Blood Bank, Barcelona's Institut de Recerca Oncologica, Georgetown University Medical Center, University of Dusseldorf, and the Finnish Red Cross. Also of importance was Duke University's acquisition of a second BioArchive System in order to validate and utilize the system in the cryopreservation of peripheral blood (PB) stem cells, an endeavor that could significantly expand the potential market for the BioArchive System. This clinical study received IRB approval at Duke in August 1999 and is expected to be completed by February 2000.

The Company is now actively pursuing strategic alliance partners with considerably greater financial and marketing resources than the Company in order to maximize the commercial value of ATAK, CryoSeal and BioArchive products. If the Company is successful in entering into one or more strategic partnerships, the future R&D activities of the Company will be devoted to the development of two new products derived from the CryoSeal and ATAK research programs: First is the MicroSeal AFG System which is a miniaturized version of the CryoSeal AFG System for the treatment of outpatient (ambulatory) wound care. Beginning with the reforms in Medicare in the early 1980s and accelerating with the efforts to reduce healthcare costs in the early 1990s and the substantial advances in minimally invasive surgery techniques, the incidences of outpatient surgeries have grown dramatically. According to Center for Disease Control and Prevention
(CDC) data, annual outpatient surgeries in the U.S.A. have grown from less than 2 million in 1981 to 31.5 million in 1996. Each year, surgeries of the nervous system (1.2 million), eyes (5.3 million), ears (0.8 million), nose, mouth, and pharynx (2 million), respiratory system (4.3 million), cardiovascular system (0.9 million), digestive system (6.9 million), urinary system (1.4 million), female genital organs (1.9 million), musculoskeletal system (4.2 million), and integumentary system (2.3 million) are occurring with the surgical incision and subsequent bleeding reduced sufficiently to allow the patient to go home the same day. In the United States these surgeries take place in approximately 5,000 hospital based surgicenters and 1,700 standalone surgicenters, as well as the

9,000 offices of plastic surgeons, oral and maxillofacial surgeons, reproductive surgeons and podiatric surgeons. The Company has targeted development of its MicroSeal(TM) System for these minimally invasive surgical theatres.

When development is completed, the Company intends that the MicroSeal AFG System will be a small bench top device with small processing and applicating disposables that will require less than 35 ml of blood drawn in a syringe to harvest 1 ml of Autologous Fibrin Glue (AFG) for the millions of microsurgeries that occur each year that could benefit from a safe, effective biological tissue sealant or hemostatic agent, such as: hemostasis in endoscopic surgeries, sealing arterial catherizations, closing macular holes in the eye, minimizing scarring in fallopian tube surgery, sealing excised cataract wounds, bonding skin flaps in minor cosmetic surgery, and repairing ruptured eardrums.

Second is the CryoFactor System which relies upon the CryoSeal Platform thermodynamic processing device and a modified software and blood processing disposable to harvest and concentrate autologous platelet derived growth factors (APDGF). The Company intends that the CryoFactor system will be a product targeted for sale, through distributors, to the chronic wound care centers in hospitals, stand alone wound care centers, and long term care facilities for the treatment of chronic dermal wounds such as diabetic, decubitus and venous stasis ulcers. The CryoFactor System completed the first of a number of planned pre-clinical tests designed to optimize the concentration of growth factors in order to prepare the product for final design future clinical trials.

The significant research and development expenses and general operating expenses required to support the manufacture, validation and launch of the BioArchive and CryoSeal technology platforms have significantly diminished the Company's working capital. The Company will need to financially bridge operating expenses until it receives significant revenues from the sale and distribution of the new products. It is not uncommon for new medical technologies to take up to one year to gain full market acceptance, and the Company will need to either significantly reduce its infrastructure and management functions during this period of time, or find additional sources of capital to allow it to continue with its business plan. The Company is now actively pursuing strategic alliance partners of considerably greater marketing and financial resources than the Company in order to maximize the commercial value of these recently completed ATAK, CryoSeal and BioArchive products as a means of supporting full scale operations.

Medical Needs Driving Development of New Products

The Risks from Non-Autologous Blood Products

Blood-derived products have saved many lives; however, they have also caused the transmission of many infections. Blood component manufacturers and regulators face the constant threat of new diseases which can evade current blood purification techniques. Sharing of human blood is by its nature risky -- and it is a risk worth taking only if there are no appropriate alternatives.

An example of blood-borne disease transmission is described in the May 1999 issue of International Blood/Plasma News. It provides a brief report on the incidence of liver cancer in Japan that bluntly portrays the long range "time bomb" nature of blood borne pathogens:

         "Some 32,000 people suffering from liver cancer die every year in Japan, representing the highest per capita rate of any industrialized country, according to the Japan Society of Hepatology. Hepatitis B or hepatitis C accounts for 90% of Japanese cases of liver cancer, with an average 30-year span between infection and manifestation of the cancer. The rise in liver cancer incidence is largely attributable to hepatitis C contracted from blood transfusions, which can be traced to the establishment of commercial blood banks after World War II, as well as extensive blood-requiring surgeries to treat pulmonary tuberculosis. Liver cancer represents the second biggest killer among various types of tumors affecting Japanese men. While transmission of hepatitis C from infected blood products has become almost 100% preventable, the number of liver cancer cases is projected to increase over the next decade among patients already long-infected with hepatitis virus." (El-Serag H and Mason A. "Rising Incidence of Hepatocellular Carcinoma in the United States." The New England Journal of Medicine. Volume 340, No. 10, March 11, 1999; pp. 745-750. Editorial: pp. 798-799)

What should be remembered is that blood donations were not routinely screened for hepatitis C until 1992 and until then the industry authorities were proclaiming the blood supply safe. What is clear from this simple incident is that it is apparent that guardians of the public health can be tragically misinformed with deadly consequences that can span a half century.

The hepatitis C outbreak of the 70's and 80's and HIV's devastating impact in the 80's have taught the medical community that the world's blood supply may always be at risk to the emergence of a yet to be discovered deadly pathogen. The 90's witnessed the emergence of numerous new serotypes of hepatitis and HIV, including anti-viral resistance strains. During the 90's, the prion infectious agent of Creutzfeldt-Jakob Disease (CJD) was comprehensively identified as a pathogen of the deadliest nature (100% mortality rate). More ominously, new variant of CJD (nvCJD) appeared in the early 90's which attacks young adults rather than the elderly, and has a drawn out clinical cycle of several months rather than a few weeks. Animal models have shown that nvCJD can be transmitted via B lymphocytes isolated from the tonsils and a recent publication in the medical journal, Lancet, has shown that the rate of confirmed deaths due to nvCJD appeared to rise significantly at the end of 1998. There is no known diagnostic screening test for nvCJD, and the incubation period may be as long as 10 years. Unfortunately, if health officials ultimately confirm that this deadly pathogen has made its way into the world's blood supply and is transferring the disease to patients receive the infected blood products, it will already be too late. (Will et al. "Deaths from Variant Creutzfeldt-Jakob Disease." The Lancet Interactive (on-line). Volume 353, No. 9157, March 20, 1999)

More recently a number of thoughtful articles by research scientists have appeared in clinical journals that predict that germs will be discovered to be the primary cause of certain diseases not conventionally believed to be connected to infectious pathogens. Specifically, a number of cancers as well as heart disease have been linked to prior infections (often asymptomatic) by various viral and bacterial agents.

The Company believes that autologous blood products are the only absolute means of preventing the infection tragedies detailed above, while still delivering care that can often only be achieved through blood-based products.

CLINICAL DATA

     I.  CRYOSEAL PLATFORM

     Fibrin glue prepared from cryoprecipitate harvested by the CryoSeal System from single units of blood plasma has undergone ex vivo and in vivo testing throughout its development in order to prepare for our pivotal clinical trials for that indication. The system is currently not approved by the FDA for uses other than the automated production of cryoprecipitated AHF for the treatment of hemophiliacs.

o        Ex-vivo  assays  were  performed  to fully  characterize  the  CryoSeal cryoprecipitate of Factor VIII and fibrinogen-rich clotting and adhesive proteins which determine the tensile and adhesive strength of the resulting clot. These assays of fibrinogen, Factor VIII and other proteins exceeded AABB standards for Cryoprecipitated AHF and, as a result, the Company received 510(k) clearance to market the CryoSeal AHF for the intravenous treatment of hemophilia.

o Ex-vivo animal tests were performed to determine if the tensile and adhesive strength of the CryoSeal fibrin clot, when activated with thrombin, which was comparable to competitive fibrin glues on both porous and non-porous tissue surfaces. Further, parenchymal air leaks in swine lungs were sealed with CryoSeal fibrin glue compared with a cyanoacrylate glue.

o In vivo animal surgery was performed on pigs to implant skin grafts which demonstrated that CryoSeal fibrin glue was fully comparable to competitive fibrin glues in bonding the graft to the wound site and achieving graft survival through rapid re-vascularization of the graft. Additional in vivo surgeries were performed in rats in which CryoSeal fibrin glue was demonstrated to be superior to matrigel as a fixation media for Scwhann cells to stimulate axonal growth in the severed spinal cords.

o        Finally,  CryoSeal  fibrin  glue  was  utilized  in  34 in  vivo  human surgeries at three different hospitals, in Italy and Canada (orthopedic, neuro, liver, spine), which demonstrated comparable results compared to currently available fibrin glues in regards to tissue adhesion and hemostasis.

     II.   BIOARCHIVE PLATFORM

         In Vitro Tests The Placental Cord Blood (PCB) stem and progenitor cell processing bag sets were tested at the Placental Blood project at the New York Blood Center (NYBC), the world's largest PCB Bank, where progenitor cell recoveries were recorded. The Company believes that the ninety-five percent progenitor cell recoveries reported by NYBC utilizing the bag sets are the highest of any processing system available today.

         In Vivo Tests Patient outcome data derived from patients receiving PCB transplants prepared with these processing bag sets will be provided to the FDA by the PCB banks in the United States. These centers include the New York Blood Center, the NIH PCB banks at Duke University Medical Center, Georgetown University Medical Center, and the UCLA Medical Center.

     Similar patient outcome data will be provided to the appropriate regulatory authorities directly by the PCB Banks in each foreign country in which the BioArchive Systems are in operation. As of June 30, 1999 those countries included Finland, United Kingdom, Germany, Japan, Spain, Belgium, China and Taiwan.

(b)      FACTORS AFFECTING OPERATING RESULTS

Basis of Presentation. The Company has incurred recurring operating losses and has an accumulated deficit of $30,745,189 as of June 30, 1999. The report of independent auditors on the Company's June 30, 1999 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 2000. This plan includes the pursuit of increased revenues from the commercialization of new products, the consummation of debt or equity financing or cash infusion through strategic partnerships in amounts sufficient to fund further growth, the receipt of license fees from strategic alliance partners and the reduction of certain operating expenses, as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Dependence Upon New Products for Future Growth. Historically, substantially all of the Company's revenue has been from sales of core line products which freeze or thaw blood plasma. Because the Company expects this portion of the blood plasma market to have limited growth, the future success of the Company will be dependent upon new applications of its technology. The Company intends to concentrate on developing and marketing novel thermodynamic blood processing systems such as: (1) CryoSeal AHF System; (2) CryoSeal AFG System; (3) MicroSeal AFG System, (4) CryoFactor APDGF System (5) BioArchive Stem Cell System; (6) BioArchive Tissue System. Although these six products use technology evolved from the Company's core competence, development of these new products represents a departure from the Company's current core business. No assurance can be given that all of these potential products can be successfully developed and, if developed, that a market will develop for them.

Need for Additional Financing. In light of delays in new product launches during fiscal year 1999, and in the event actual sales of the Company's products do not meet the Company's expectations in any given period, or development and production costs increase significantly, the Company will need to secure additional financing to complete and fully implement its business objectives. Although the Company has developed relationships with investment banking firms and certain institutional investors, no assurance can be given that debt or equity financing will ultimately be available if needed, and if available, that it will be obtained on terms favorable to the Company.

Lack of Testing Data. The Company has completed certain in vitro and in vivo testing of its CryoSeal AFG Systems, and further clinical studies are to begin in the near future in Italy, Japan, Canada, and the United States with the CryoSeal AFG System. Other in vitro studies have occurred with the BioArchive Stem Cell System. However, all of these studies, do not provide a basis to achieve regulatory permission to promote these systems for all the indications that management believes can be achieved. Further clinical studies must be performed. There can be no assurance that the clinical studies can be successfully completed within the Company's expected time frame and budget, or that the Company's products will prove effective in the required clinical trials. If the Company is unable to conclude successfully the clinical trials of its products in development, the Company's business, financial condition and results of operation could be adversely affected.

Government Regulation Associated with Products. The majority of the Company's products require clearance to market from the FDA for sale in the United States and from comparable agencies in foreign countries, which may limit or circumscribe applications for U.S. or foreign markets in which the Company's products may be sold. Further, if the Company cannot establish that its product is substantially equivalent, or superior, in safety and efficacy to a previously approved product in the United States, delays may result in final clearance from the FDA for marketing its products. No assurance can be given that FDA clearance or permission to market in the United States will be obtained, or that regulatory approval will be received in all foreign countries. Although the standards established by the FDA are generally more encompassing, the Company's products may also be required to meet certain additional criteria or receive certain approvals from other foreign governments for marketing and sales.

Dependence on Key Personnel. The Company is dependent upon the experience and services of Philip H. Coelho, Chairman and Chief Executive Officer, and James H. Godsey, Ph.D., President and Chief Operating Officer. The loss of either person would adversely affect the Company's operations. The Company has obtained key man life insurance covering Mr. Coelho in the amount of $1,000,000 as some protection against this risk.

Year 2000 Compliance. Based upon information currently available, management does not anticipate that the Company will incur material costs to update its computer software programs and applications to be "Year 2000" compliant. The Year 2000 problem which is common to most corporations concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has completed an assessment of its internal systems and has developed a plan to address any issues that may arise. In addition, the Company has relationships with vendors, customers and other third parties who rely on computer software that may not be Year 2000 compliant. Many of these third parties, operate outside of the U.S. in countries where compliance programs may be less further along than in the U.S. However, the Company has formed a task force to identify and address potential year 2000 issues with significant vendors, customers and other third parties. In August 1999, a third party subcontractor to the FDA examined the Company's Year 2000 preparedness and noted no areas of significant concern.

Possible Loss of Nasdaq SmallCap Market Eligibility. While the Company's Common Stock is included on the Nasdaq SmallCap market, its continued inclusion will depend on the Company's ability to meet certain eligibility requirements established for the Nasdaq system. If the Company's Common Stock is ineligible for trading on the Nasdaq market, such Common Stock may be subject to a rule under the Securities Exchange Act of 1934 that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive that purchase's written consent to the transaction prior to the sale. The rule may adversely affect the ability of broker-dealers to sell the Company's Common Stock, and consequently may limit the public market for and the trading price of the Common Stock.

(C)      Description of the Business


Overview of the Ultra Rapid Heat Transfer Technology


The Company's Ultra Rapid freezers and thawers use heat transfer liquids, rather than gases such as air, carbon dioxide or nitrogen to transfer heat to and from a biological substance. The Company's patented thin flexible plastic membrane system is automatically interposed between the heat transfer liquid and the container housing the blood component. While flash-freezing blood plasma, this flexible membrane allows the use of a non-toxic, low-viscosity silicone heat transfer liquid to be refrigerated to -40(Degree)C and pumped into the freezing chamber in order to achieve a rapid transfer of heat without leaving a residue on the exterior surface of the blood container. Tests of the technology performed by the Hague Center of the Netherlands Red Cross reports that 300 ml bags of plasma were core frozen in 30 minutes versus 90-120 minutes in air blast freezers which resulted in 18 to 32% more factor VIII in the cryoprecipitate from the frozen plasma.

Further, the flexible membrane freezing technology also allows the plasma bag to freeze in a vertical position causing air bubbles to rise to the top surface of the bag, so that plasma, when frozen, does not get trapped in the ports and lost when separated from the bags at the plasma fractionaters -- a notable advantage over conventional freeze methods which require the bags to lay on trays and freeze on their sides.

In late Fiscal Year 1999 THE COMPANY'S MP1100 MicroCascade, the first major upgrade of the plasma freezer line was introduced. The MicroCascade is a breakthrough new refrigeration technology that provides radically accelerated freezing performance.

The small, lightweight (100 lbs) integrated MicroCascade compressor/condenser utilizing compact, light weight Schroll compressors provides refrigeration capacity equivalent to a bulky, heavy 8hp conventional remote compressor/condenser. The advantage of the MicroCascade technology is that expensive and inflexible remote condenser installations are not required. This flexibility allows laboratories to quickly start up or modify their production routing by rolling in the MP1100, plugging it into the electrical outlet and immediately begin flash freezing plasma. The MP 1100 freezer was designed to meet unprecedented performance standards:

     - Produce FFP Core Temperature of -30oC in less than 20 minutes, 33% faster than previous ThermoGenesis' freezers and five times faster than competitive air blast freezers.

     -   Operate at a noise level less than 85 DbA.

Management believes the MP1100 MicroCascade is currently the fastest method of freezing plasma available to blood component manufacturing centers.

The Company's plasma and red blood cell thawers utilize algecide treated water to rapidly transfer heat through the patented flexible membrane system into the frozen blood product. In thawing tests performed by Company engineers, which compared the performance of the Company's thawer versus a microwave thawer, it was demonstrated that frozen plasma rose to a transfusible temperature (20oC) faster and more homogeneously in the ThermoGenesis thawer than when thawed in the microwave thawer.

The Company's Ultra Rapid Freezers and Thawers are the premium performance products in the market offering to customers clinically significant improvements in their plasma products. The Company pioneered the use of liquid heat transfer media in the blood bank industry over ten years ago. This was followed in 1993 by the development of the "flexible membrane pocket" as a means to improve the safety and convenience of the technology by eliminating direct contact of the heat transfer fluid with the plasma bag.

Today, the Company still maintains the premier technology position in the plasma freezing market segment, with competitors offering primarily 30-year-old blast freezing (forced air) technology. A direct result of this advantage was the Company's success in establishing a significant market position in transfusion societies and blood banks around the globe.

     Freezers

     The Company has five models of freezers which vary primarily by capacity and condenser type. The MP 2000 and MP 1000/1100 are suited for large laboratories running approximately 750 bags of plasma per day. The MP 750 and MP 500 are suited for medium sized labs running 250 to 749 bags per day.

     Thawers

     The Company has three models of thawers.  They vary  primarily by capacity:
     The MT202 thaws two bags simultaneously, and the MT204 and the MT210 four and ten bags respectively.

BioArchive Platform Products

The BioArchive Stem Cell System was the first product developed under the BioArchive System technology platform. In collaboration with The NYBC, the Company developed a disposable blood processing bag set which provides a sterile method for collecting, concentrating and cryopreserving stem and progenitor cells contained in PCB. These life giving stem and progenitor cells are targeted for therapeutic use in patients who suffer from malignancies and genetic diseases of the blood and immune system such as leukemia, lymphomas, diverse inherited anemias, immunodeficiencies, acquired aplastic anemia and hypoproliferative disorders.

The BioArchive Stem Cell System features a robotic cryogenic device that automatically freezes, archives and manages an inventory of up to 3,626 PCB units of stem and progenitor cells for transplant. The proprietary device also controls and records the freezing profile of each PCB donation in nitrogen vapor, after which the PCB unit is robotically transferred to a specified indexed location in liquid nitrogen. The BioArchive System tracks the storage address of each PCB stem cell unit and assures that only the specifically chosen, HLA matched PCB unit is retrieved when selected for a human transplant recipient without exposing the other archived samples to detrimental warming effects. The PCB stem and progenitor cell donations are collected, processed, cryopreserved and transfused utilizing three proprietary sterile disposable bag sets developed jointly by NYBC and the Company and licensed to Medsep Corporation, a Division of Pall Corp. for manufacturing and distribution in

North America & Europe. The Company re-acquired the rights to distribute the bag sets under its own name throughout the rest of the world, except Japan.

PCB stem and progenitor cell transplants are a viable and preferable treatment to bone marrow transplants. Extraction of bone marrow is expensive, painful and time consuming for the donor. More significantly, there are an estimated 10,000 to 15,000 patients turned away for transplants each year due to an inability to find a suitably matched bone marrow donor. Further, there is a significant risk that a bone marrow transplant will cause a condition in the transplant patient called Graft vs. Host Disease ("GVHD"). The immature nature of stem cells from umbilical cord blood appear to result in a reduced rate of GVHD and allow engraftment with less than perfect donor matches. The collecting of the donated blood (the cells are harvested from the placenta and umbilical cord after a healthy birth) does not risk either the mother or the infant, and converts what once was treated as biological waste into a life giving therapy. The success of PCB stem cell transplant procedures utilizing units from the NYBC PCB Bank under the direction of Dr. Pablo Rubinstein, one of the world's foremost experts in the area of PCB stem cell transplants, has been well documented by articles in the New England Journal of Medicine (NEJM), the Proceedings of the National Academy of Science (PNAS) and other peer review journals.

The National Institute of Health, (NIH), through the National Heart, Lung & Blood Institute, (NHLBI), has sponsored a $30 million program to advance PCB stem cell banking in the United States and has chosen to exclusively utilize the BioArchive sterile, disposable collection, processing, freezing and transfusion bag sets. These processing and freezing bag sets are designed for use with the BioArchive Stem Cell System. Two of the three NHLBI PCB Banks, Duke University Medical Center and Georgetown University, have already purchased the BioArchive robotic archive device.

During Fiscal Year 1999, nine (9) more BioArchive Systems were placed, bringing the global total of units placed to 19 systems. PCB Banks acquiring the BioArchive Stem Cell System in Fiscal Year 1999 included: Nihon University Medical Center, Japan; GHStem Cell Therapy Center, Guangzhou, China, Institute of Hematology, Tianjin, China; London Cord Blood Bank, England; Leuven Cord Blood Bank, Belgium. Based on preliminary market data available in this newly emerging market, the Company estimates that if the FDA licenses PCB stem cells in Year 2000 as anticipated, and new disease categories such as sickle cell anemia and thalyssemia begin to be treated with PCB stem cell, then as many as 100 PCB banks will form over the next four years and a typical PCB bank could purchase and operate two to three BioArchive Stem Cell Systems.

An additional customer base for the BioArchive System is expected to be the approximately 400 centers in the United States which collect and cryopreserve autologous hematopoietic stem and progenitor cells sourced from the peripheral blood (PB) of patients with solid tumors, such as breast cancer, who will subsequently undergo chemotherapy and radiation. After this treatment, the rescued cells are returned to the patient to reconstitute their hematopoietic system. Duke University's acquisition of a second BioArchive System for the purpose of validating the system's capabilities for cryopreserving PB stem cells places the Company on the verge of opening up a significant new segment of this emerging cellular therapy market.

    (i)      BioArchive System for Other Biological Products

The Company believes that with minimal modifications, the BioArchive System and dedicated disposables can be easily reconfigured to process and store other biological substances such as heart valves, sperm cells, human eggs, virus samples, biopsy specimens, cell lines, blood tissue, and saliva samples for DNA matching. The Company has completed conceptual design of a system to hold 53,000 2 ml cryovials, the most common storage container cryogenic in use around the world. The Company has initiated a market research program expected to be completed by mid-FY2000 and finalize customer requirements for this larger market opportunity. FDA clearance is not required in order to market the BioArchive System for the processing and cryopreservation of non-transfused biological substances.

    (ii)     BioArchive Platform Disposables

In addition to the three bag sets utilized to collect, process, and transfuse PCB Stem Cells which are manufactured and distributed under license by Medsep Corporation (Europe and North America) and Nissho Corp (Japan), the Company manufactures and sells three additional disposables for the protection of the PCB units during inter-laboratory transfers and shipment to the transplant centers which the Company believes will provide an ongoing revenue stream.

             (a)      Canisters

         The freezing bag is placed in the canister before it is frozen and it remains in the canister while it is stored in liquid nitrogen. The thermal properties of the canister augment heat transfer during freezing and physically protect the unit when it is removed from the BioArchive System.

             (b)      Canister Sleeve

         The insulated canister sleeve is inserted into the retrieval cartridge prior to a specimen retrieval. During the retrieval process, the canister is automatically inserted into the insulated canister sleeve; where it protects the contents of the canister from warming and cushions the canister from physical shocks.

             (c)      Overwrap Bag

         The overwrap bag is formed from -200(degree)C glass transition plastic and provides a possible secondary barrier against potential contamination by pathogens as a result of a leaking or an otherwise contaminated freeze bag also stored in the BioArchive System.

    (iii)    CryoSeal Platform Products

Patients who suffer from wounds or other medical conditions which are treated by proteins, enzymes or growth factors commonly sourced from plasma pooled from thousands of paid individuals have legitimate concerns regarding their risk of infection by blood borne viruses (HIV, Hepatitis A-H, etc.), bacteria (e.g., Staphylococcus aureus, Yersinia enterocolitica, etc.) and prions (e.g. Creutzfeldt-Jakob Disease -- CJD and nvCJD).

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

(a)      CryoSeal AHF System

         The CryoSeal AHF System mates the CryoSeal device with proprietary computer software and a dedicated blood processing container (CP-1) to harvest cryoprecipitated AHF in less than one hour. AHF is a FDA licensed blood product for the intravenous treatment of hemophilia and is currently manufactured from single units of plasma by blood banks over a period of two to four days using four separate pieces of equipment. The CryoSeal System automatically produces cryoprecipitated AHF from a single unit of plasma, with concentrations of clotting and adhesive proteins significantly higher than federal standards, in approximately one hour. Internal management estimates indicate that approximately up to 1 million units of cryoprecipitated AHF are produced annually by blood banks in the United States. While recombinant blood protein products are prevalent in the United States, 80% of the world's hemophiliacs cannot afford these expensive proteins and, consequently, go untreated in their lifetime and die at a young age ("Blood Transfusion Industry." SG Cowen, October 1998). The Company believes that the CryoSeal AHF System may provide a lower cost source of these clotting proteins and is positioned to serve this ignored market.

(b)      CryoSeal AFG System

         The CryoSeal AFG System mates the CryoSeal device with proprietary computer software, and a dedicated processing disposable (CP-2) to produce autologous fibrin glue (AFG) from the surgical patient's own blood in less than one hour. Fibrin glue results from combining thrombin enzyme with fibrinogen clotting protein. Surgical applicators allow the surgeon to precisely administer the AFG to the internal wound site to control surface bleeding, bond tissues and augment or replace sutures. Autologous fibrin glue contains the adhesive and/or clotting proteins - fibrinogen, fibronectin, von Willebrand's Factor, Factor VIII and the clot stabilizing protein Factor XIII, as well as platelet derived growth factors (PDGF) which the Company believes provide competitive efficacy to commercial fibrin glues sourced from blood plasma pooled from thousands of paid individuals. Outside of the United States, commercial fibrin glues have annual sales in excess of $400 million. Because of the concern of viral contamination from the source pooled plasma it was only recently (May 1998) that the FDA granted its first clearance to the commercial fibrin glue, Tisseel(R), marketed by Baxter.

(c)      ATAK (Autologous Thrombin Activation Kit)

         Commercial fibrin glues, used bovine-derived thrombin to initiate clot formation. Bovine-derived thrombin was both readily available and inexpensive. With the emergence of nvCJD which is believed to have passed to humans who consume beef from cattle infected by mad cow disease, the European Community has now prohibited the use of bovine-derived thrombin in commercial fibrin glues. Consequently, those fibrin glue manufacturers have begun introducing thrombin sourced from pooled human plasma, which also introduces risk of contamination from these same infectious CJD prions as well as lethal human viruses. To order to provide a safer alternative, the Company has recently completed development of a proprietary disposable kit for preparing 8 ml of autologous thrombin ("ATAK") from a ~10ml aliquot of the patient's plasma in as little as 40 minutes. The Company intends ATAK to become a stand-alone product, as well as an integrated part of the CP-2. Consequently autologous thrombin will be simultaneously prepared from the same unit of plasma used to prepare autologous fibrinogen rich cryoprecipitate on the CryoSeal AFG System.

         The Company announced the licensing of the ATAK technology for exclusive use in Japan to ASAHI MEDICAL CO. LTD. The Company as well as ASAHI both expect to initiate clinical trials during fiscal year 2000. The Company also expects that sales of the new CP-2 disposable could occur in Europe in fiscal year 2000. The Company believes it is the only competitor to develop a 100% autologous fibrin glue and therefore will possess a significant competitive advantage in a market soon to be crowded with numerous pooled plasma-based competitors.

(d)      CryoFactor APDGF System

         The CryoFactor APDGF System is intended to harvest a full array of autologous platelet derived growth factors immersed in a solution of adhesive proteins from a patient's own blood donation for the treatment of chronic dermal wounds such as diabetic, decubitus and venous stasis skin ulcers. This growth factor is produced by the CryoSeal Platform device (CS-1) with modified software and disposable processing containers. Formal clinical trials and FDA clearance will be required to market the product in the United States.

(e)      MicroSeal AFG System

         MicroSeal AFG is a bench top system that is intended to prepare up to 1 ml of AFG from only 35 cc of patient blood. This volume of AFG is sufficient for the hundreds of thousands of microsurgeries that occur each year that could benefit from a safe, effective biological tissue sealant or hemostatic agent, such as: closing macular holes in the eye, minimizing scarring in fallopian tube surgery, sealing excised cataract wounds, bonding skin flaps in minor cosmetic surgery, repairing ruptured eardrums, sealing vascular stents and providing hemostatis in oral surgeries. This system represents a miniaturization of the technologies that comprise the CryoSeal AFG System.

    (iv)     CryoSeal System Disposables

Each CryoSeal System requires the use of single disposables which the Company believes will provide a long term revenue stream for the Company.

             (a)      CryoSeal AHF CP-1

         The CP-1 is the primary disposable of the CryoSeal System used for the preparation of cryoprecipitated AHF. The CP-1 contains the plasma throughout the freezing, thawing and rocking procedures during which the cryoprecipitated AHF separates from the cryo-poor plasma and then concentrates, followed by the cryo-poor plasma transferring back to the transfer pack.


         The CP-1 received 510(K) clearance for marketing from the US FDA in February 1999 and clearance for sale in Canada in 1998.

             (b)      CryoSeal AFG CP-2

         The CP-2 is the primary disposable for simultaneously preparing both components (fibrinogen and thrombin) of the autologous fibrin glue prepared by the CryoSeal AFG System. The CP-2 is similar to the CP-1, with the addition of the disposable components of the autologous thrombin activation kit (ATAK) used for the extraction and processing of autologous thrombin.

             (c)      ATAK

         ATAK is the stand-alone-handheld processing disposable with proprietary reagents for harvesting 8 ml of autologous thrombin from 10 ml of patient plasma.

             (d)      Liquid Medication Dispensers

         The Liquid Medication Dispensers were designed for use in surgery to apply two medications to a surgical site simultaneously and in equal volumetric proportions.

         The  Liquid  Medication   Dispensers   received  510(k)  clearance  for
         marketing from the FDA in 1996 and clearance for sale in Canada from Health Canada in 1998.

             (e)      CryoFactor APDGF CP-3

         The CP-3 is the primary disposable for harvesting and concentrating solutions of platelet derived growth factors from platelet rich plasma. The CP-3, like the CP-2 and systems dedicated for their use, will require FDA clearance to market in the United States. Final Research and development of this product will be dependent on cash flows during Fiscal Year 2000.

             (f)      CryoFactor Patient Kit

         The Patient Kit will be the means by which the therapeutic CryoFactor APDGF solution is aliquoted into individual dosages for application by the patient or home care specialist. The design is not at this time finalized. Final Research and development of this product will be dependent on cash flows during Fiscal Year 2000.

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

In July 1999, TUV Rheinland of North America performed its annual surveillance audit of the Company pursuant to prEN46003, ISO 9003 and the Medical Device Directive ("MDD"). The re-certification attests to the Company's quality management system and permits the Company to place the CE mark on its medical devices reviewed during the audit. The CE mark is essential to continued sale and distribution of the Company's products in the European Community. The CryoSeal CP-1 disposable and BioArchive System technical files were reviewed and certified in January 1999. The Plasma Thawers and Liquid Medication Dispensers were deemed exempt.

THE MARKET FOR THE ULTRA RAPID LINE PRODUCTS

The Market Need for Freezers and Thawers

Freezers:

Blood banks preserve blood and plasma products by freezing them in sterile plastic bags and then thawing them before use. Whole blood collected from donors is further fractioned into its components: Erythrocyte concentrates, platelet concentrates, fresh frozen plasma and Cryoprecipitated AHF. Fresh frozen plasma
(FFP) contains the labile as well as the stable components of the coagulation, fibrinolytic, and complement systems; the proteins that maintain onoctic pressure and modulate immunity; and other proteins that have diverse activities. At specialized plasma fractionation facilities, FFP is further processed into plasma derivatives for use in component therapy, such as albumin, factor VIII and IX, antithrombin III, iv immunoglobulins, etc. The typical uses for FFP are for direct transfusion, and in the preparation of Cryoprecipitated AHF. The use of FFP has increased tenfold within the past 10 years and reached almost 2 million units annually in the USA. One reason for the growth is the widespread acceptance of the concept of specialized component therapy rather than transfusing whole blood. In fact the use of whole blood is decreasing.

A unit of plasma is defined as the fluid portion of one unit of human blood that has been centrifuged to segregate and concentrate the red blood cells (RBC) and platelets. The plasma fraction is then moved to a satellite bag and frozen solid at -18(degree)C (or colder) within 6 hours of collection. Upon freezing, this plasma is labeled FFP. Ultra-rapid freezing through the point of fusion provides for optimum recovery of labile proteins within FFP.

Conventional freezing systems rely on air blast freezing; however, this method requires a considerable length of time (90-120 minutes) to freeze a unit of FFP.

Rapid freezing is one of the easiest steps that a blood bank or center can take to dramatically improve the quality of their processed plasma. Studies at blood centers in the Hague (the Netherlands) and Hokkaido (Japan) showed that the Factor VIII protein yield from cryoprecipitate from plasma could be increased by as much as 18-32% by using a the Company's ultra-rapid freezer instead of the air blast freezers.

Freezer Market Data

The market for Ultra Rapid freezers is concentrated within the blood banks, blood transfusion centers, and plasma collection centers around the world.

The Company believes that a blood bank would typically require 2-6 freezers depending on facility size and the level of redundant freezing capacity desired. The Company estimates that there are about 750 blood bank or plasma fractionation facilities that could require a plasma freezer in the developed world; these facilities would utilize an installed base of about 2,500 units. Assuming an eight-year life cycle for a freezer, the available annual market is about 312 units or 12.5% of those in the field.

Another category of customer is the facilities where plasma fractionators collect blood plasma from paid donors. These customers require large, high-capacity freezers. There are approximately 330 such facilities in the US and Canada. In fiscal year 1996/7 Centeon, the world's largest fractionator, purchased 76 MP2000 freezers from the Company for their 32 domestic facilities.

Thawer Market Data

Stored Frozen RBC or FFP require thawing before their transfusion. A process of rapid homogenous thawing is desirable so that emergency uses can be quickly met. Rapid thawing also reduces the time available for loss of labile proteins (i.e. -- FVIII) or growth of bacteria that may have contaminated the unit during the phlebotomy. Conventional thawing methods often utilize simple 37(Degree)C open air water baths which thaw frozen plasma slowly (i.e. ~30 minutes), and were susceptible to contamination by airborne bacteria requiring repeated decontamination of the water to maintain acceptable environment and conditions for thawing. With the advent of the THERMOGENESIS CORP. sealed, membrane pocket thawers, the hospital blood bank can thaw frozen blood plasma in approximately ten minutes with substantially reduced maintenance requirements.

Thawers are sold to a wider market than freezers; all hospitals which perform surgery. The Company believes that there are 5,000 potential thawer customers in the United States and another 9,000 customers around the world. The typical thawer customer has two thawers on site.

Competition

Freezers:  North America

In North America, the four major manufacturers of plasma freezers are the Company, Revco, Forma Scientific and Harris. The chart below lists management's view of the relative technologies.

  ----------------------------------------- ------------------------------
   Competitor                                Technology
  ----------------------------------------- ------------------------------
  THERMO-GENESIS CORP.                      Liquid heat transfer
  ----------------------------------------- ------------------------------
  Forma Scientific                          Air blast
  ----------------------------------------- ------------------------------
   Harris                                    Air blast
  ----------------------------------------- ------------------------------

Thawers:

     ------------------------ ----------------------------- ---------------------------- -----------------------------
     Competitor               Technology                    Advantage                    Limitations
     ------------------------ ----------------------------- ---------------------------- -----------------------------
     THERMOGENESIS CORP.      o    Membrane pockets         o    Rapid Thaw               o   Unit capacity
                                   and semi-closed system   o    Low maintenance              limited to number of
                              o    Heat transfer fluid      o    Plasma is                    pockets
                                                                 contained in membrane
                                                                 pocket
      ------------------------ ----------------------------- ---------------------------- -----------------------------
     Helmer                   o        Water bath                                         o   Contamination of
                              o        Open air system                                        water.
                                                                                          o   Frequent water
                                                                                              changes
                                                                                          o   Longer thaw period
     ------------------------ ----------------------------- ---------------------------- -----------------------------
     Cytotherm                o        Water bath                                         o   Same as above
                              o        Open air system
     ------------------------ ----------------------------- ---------------------------- -----------------------------


The Market for the BioArchive System

The BioArchive System has been designed as a special-purpose cryo-preservation system for stem cell units sourced from PCB or PB. The Company believes the market for these storage systems will be predominantly driven by the demand for PCB stem cell donations and transplants in the future. This is a new and still emerging market.

Clinical Value of PCB Stem Cells.

The clinical value of PCB hematopoietic stem cells has been well documented in the treatment of leukemias, lymphomas, diverse inherited anemias, and hypoproliferative stem cell disorders. (Rubinstein et al. "Outcomes among 562 recipients of placental-blood transplants from unrelated donors." The New England Journal of Medicine. Volume 339, No. 22, November 26, 1998; pp. 1565-1577). Dr. Rubinstein's most recent article analyzes the outcomes of 562 post-100 day placental cord blood PCB transplant recipients and concludes the following:

o PCB transplants regularly engraft, produce low rates of GvHD and achieve survival rates comparable to those from unrelated BMT;

o Cell dose / Kg patient weight is important for timing and incidence of engraftment; and

o        HLA compatibility was important for engraftment and survival.

These clinical results make clear that thousands of patients' lives can be saved each year if a significant inventory of PCB units is cryo-preserved and archived, ready for immediate transplant as soon as the patient is diagnosed. Estimates vary, but there is some consensus that a cryopreserved PCB inventory of 1 million (less than 20% of the 5.6 million potential bone marrow donors currently in the international bone marrow registries) would provide excellent Human Leukocyte Antigen (HLA) matches (6-of-6 or 5-of-6) and high cell doses (> 100 x 109/Kg body mass) to the tens of thousands of patients annually which physicians wish to treat with a stem cell transplant.

Transplant candidates could include the patients undergoing autologous stem cell transplants to treat solid tumor cancers (-e.g. breast cancer). Unfortunately, autologous transplant outcomes have not been superior to untreated patients. This patient population would now have access to a well-matched unrelated PCB unit which could establish a new, rather than previously-defeated, immune system to resist the re-emergence of cancer cells not killed by the chemotherapy and radiation treatment.

An equally important benefit of this large-standing inventory is that it would allow the exploration of the treatment of other major diseases that may well be cured by stem cell transplants, such as sickle-cell anemia (80,000 patients per year) ("Sickle Cell Anemia." National Heart, Lung, and Blood Institute (NIH), NIH Publication No. 96-4057, November 1996; p. 2), AIDS (200,000 patients per year) ("Surveillance for AIDS-defining Opportunistic Illnesses, 1992-1997." Morbidity and Mortality Weekly Report: CDC Surveillance Summaries. Volume 48, No. SS-2, April 16, 1999) and thalassemia (600,000 patients per year) ("Thalassemia (Cooley's Anemia) Clinical Research Network." National Heart, Lung, and Blood Institute (NIH), RFA HL-99-016, March 11, 1999). An exploratory clinical study reported an 81% cure rate for treating sickle cell anemia with a stem cell transplant.


PCB Stem Cell Banking


PCB samples  are  collected  by seeking  donations  from  parents at the time of childbirth. The placenta and umbilical cord, which previously had been considered medical waste, is drained of blood through the umbilical vein, and stem cells are concentrated from the placental blood.

In order to achieve an optimum tissue match with patients of diverse ethnic backgrounds, a large number of PCB samples must be banked, catalogued, and available for retrieval. Statistical analysis suggests that 1 million samples will provide sufficient volume and diversity to produce a high cell dose and an excellent tissue match for 95% of the world's patients who may require a transplant. These two factors, in combination, significantly increase the likelihood of patient survival.

The Company expects that the health authorities in most countries will establish PCB stem cell banks in order to help build this 1 million sample inventory. The Company is aware that more than a dozen PCB banks already exist in the United States and expect more to initiate operation over the next five years.

The Company  believes  that most  collected  PCB  samples  will be stored in the
Company's  BioArchive  Systems.  Given that each  BioArchive  System holds 3,626 samples, approximately 275 Systems will be required to serve the full implementation of the storage program.

The Company expects that within five years more than 10,000 patients each year will seek PCB transplants from the global network of PCB banks utilizing the BioArchive Stem Cell System. These patients will be drawn from the following patient populations (Scientific American. "Twelve Major Cancers." September,
1996):

     LEUKEMIAS:
                          Acute Myelogenous Leukemia (AML)
                          Acute Lymphoblastic Leukemia (ALL)
                          Chronic Myelogenous Leukemia (CML)

     ANEMIAS:
                          Aplastic Anemia
                          Thalassemia
                          Sickle Cell Anemia
                          Fanconi's Anemia
                          Congenital Hypoplastic Anemia (Diamond Blackfan
                          Anemia)

     LYMPHOMAS:
                          Non-Hodgkin's Lymphoma
                          Hodgkin's Lymphoma

     SOLID TUMORS:
                          Ovarian Cancer
                          Small Cell Lung Cancer
                          Breast Cancer
                          Medulloblastoma
                          Testicular Cancer
                          Ewing's Sarcoma

Currently, the total number of hematopoietic stem cell transplants performed annually in the US and Europe is estimated to be about 30,000 (Time Magazine. "Heroes of Medicine". Fall 1997 Special Issue. pp. 69-70), and the total number of people who die while waiting for a bone marrow transplant is about 60,000 (Time Magazine. "Heroes of Medicine". Fall 1997 Special Issue. pp. 69-70).

In addition to those diseases listed above for which hematopoietic stem cell transplants are already being used for treatment, stem cell therapy is being investigated as a possible treatment for the following diseases (Time Magazine. "Heroes of Medicine". Fall 1997 Special Issue. pp. 69-70):

     IMMUNE DISEASES:
                           Hemoglobinopathies (variety)
                           Wiskott-Aldrich Syndrome
                           Severe Combined Immunodeficiency Disease
                           Agranulocytosis (Kostmann's Syndrome)
                           HIV

     MISCELLANEOUS:
                           Reticular dysgenesis
                           Neuroblastoma

     Germ Cell tumors:
                           Multiple Myeloma
                           Myelodysplasia
                           Rheumatoid Arthritis
                           Gaucher's Disease
                           Hurler's Syndrome

PCB vs. other sources of stem cells

There are three practical sources of hematopoietic stem cells for reconstitution of the blood manufacturing ability of the human body: bone marrow, peripheral blood, and placental cord blood. Clinical consensus is building that placental cord blood (PCB) is the best source. See following chart comparing the three sources:


---------------------------- ------------------------------------------ ------------------------------------------------
Source of Stem Cells         Advantages                                 Disadvantages
---------------------------- ------------------------------------------ ------------------------------------------------
Bone Marrow                  o        Established process               o        Require near-perfect HLA match
                             o        Established registry              o        Experimental procedure
                             o        High cell numbers collected       o        Donor requires hospitalization and
                                                                                 anesthesia
                                                                        o        Donor pain
                                                                        o        $25K -30K cost
                                                                        o        Unavailability when needed
---------------------------- ------------------------------------------ ------------------------------------------------
Peripheral Blood             o        Anesthesia not required of donor  o        Apheresis requires three collections
                             o        High cell numbers collected               (4 hours each)
                                                                        o        Experimental procedure
                                                                        o        Donor pain
                                                                        o        Autologous stem cell units retain
                                                                                 cancer cells
---------------------------- ------------------------------------------ ------------------------------------------------
Placental/cord Blood         o        Use of waste product              o        New technology and not yet as
                             o        No donor pain                              established as bone marrow
                             o        Cryopreservation for stored       o        Limited volume of placental blood
                                      inventory                                  (~80 ml)
                             o        Requires only four out of six     o        Experimental procedure
                                      HLA matching
                             o        Immediately available
                             o        Reduced GvHD
                             o        Higher concentrations of stem
                                      cells
                             o        Expected licensure by FDA in
                                      2000
---------------------------- ------------------------------------------ ------------------------------------------------

 One of the major advantages with PCB stem cells is that they are harvested without pain to the donor from the placenta and umbilical cord, a normally-discarded tissue. Consequently, harvests can take place in all hospitals in which babies are born. They can be banked in large numbers for use whenever a patient is diagnosed. Currently every industrialized country has announced plans to operate a PCB bank to provide stem cell therapies for their citizens.

 BioArchive Customers


                    -------------------------------------------------- ----------------------
                    PCB Customers                                          Placed Units
                    -------------------------------------------------- ----------------------
                    New York Blood Center, USA                                   2
                     -------------------------------------------------- ----------------------
                    Duke University Medical Center, USA                          1
                     -------------------------------------------------- ----------------------
                    Finnish Red Cross, Finland                                   1
                     -------------------------------------------------- ----------------------
                    Hokkaido Red Cross, Japan                                    1
                    -------------------------------------------------- ----------------------
                    Centro de Transfusion, Spain                                 1
                    -------------------------------------------------- ----------------------
                    University of Tokyo, Japan                                   1
                    -------------------------------------------------- ----------------------
                    Barcelona CB Bank, Spain                                     1
                    -------------------------------------------------- ----------------------
                    Tzu-Chi Foundation, Taiwan                                   1
                    -------------------------------------------------- ----------------------
                    University of Dusseldorf, Germany                            1
                    -------------------------------------------------- ----------------------
                    Georgetown Univ. Med. Center, USA                            1
                    -------------------------------------------------- ----------------------
                    San Diego Blood Center, USA                                  1
                    -------------------------------------------------- ----------------------
                    Nihon University, Japan                                      1
                    -------------------------------------------------- ----------------------
                    GHStem Cell Therapy Center, PRC                              1
                    -------------------------------------------------- ----------------------
                    Tainjin, PRC                                                 1
                    -------------------------------------------------- ----------------------
                    London Cord Blood Bank, England                              1
                    -------------------------------------------------- ----------------------
                    Leuven University, Belgium                                   1
                    -------------------------------------------------- ----------------------
                    TOTAL                                                       17
                    -------------------------------------------------- ----------------------


                    -------------------------------------------------- ----------------------
                    PB Customers                                            Placed Units
                    -------------------------------------------------- ----------------------
                    Duke University Medical Center, USA                          1
                    -------------------------------------------------- ----------------------

THE MARKET FOR THE CRYOSEAL AFG SYSTEM

Fibrin glues are used by surgeons to seal internal wounds and to generate hemostasis during surgery. While sutures and staples will bring tissue edges together very effectively, they do not have inherent sealing and clotting activity. A 1990 review article in the journal Transfusion described the motivation behind the Company's development of its fibrin glue production system:

         "Despite the development of modern surgical techniques and improvement in intraoperative hemostasis, the search for the perfect hemostatic agent continues. Technological advances have included improved suture materials, metallic staples and clips, and a variety of natural and synthetic hemostasis agents including collagen products (i.e., collagen fleece), absorbable gelatin sponges, oxidized cellulose, and synthetic cyanoacrylate-based glues. Fibrin glue (fibrin sealant) has been advocated by many surgeons as the material that best approaches the ideal operative sealant. Abundant reports have appeared, touting its beneficial properties.

         As a naturally occurring and ... human-derived product, the material appears to have no tissue toxicity, promotes a firm seal in seconds to minutes, is reabsorbed in days to weeks following application, and appears to promote local tissue growth and repair. The use of this material outside of the United States, particularly in Europe, has flourished. Its use within the United States has lagged more than a decade behind that of Europe, largely because of the lack of ready access to commercially prepared materials." (Transfusion, J.W. Gibble and P.M. Ness, "Fibrin flue: The Perfect Operative Sealant," Volume 30:8. 1990)

Formed by combining fibrinogen and thrombin, fibrin is completely biodegradable. It is both a hemostatic (clot-forming) agent and a glue. Fibrin is also completely natural - it is the body's own acute tissue cohesive. Fibrin dissolves over the four weeks following surgery in such a way as to allow blood to provide nutrients and healing factors to the cut tissue edge, and nothing else in the surgeon's armamentarium provides this capability

Fibrin glues are used today for a wide variety of surgical procedures. These include the major blood-loss surgeries of the cardiovascular, pulmonary, and liver regions. Fibrin glues are used to seal needle holes, pulmonary leaks, and to seal slow oozing wounds. Fibrin glues provide excellent adhesion for skin graft, plastic surgery procedures, and sealing the dura to prevent cerebral spinal fluid leaks.

Current Market Spending on Fibrin Glues

Accurate data on the current use of fibrin glues is difficult to obtain, since much of the US market is in the form of "home brew" glues. Since these are non-commercial, "off-label" products, there is little formal information about the topic.

In Europe and Japan, approved commercial fibrin glues sourced from pooled blood plasma have enjoyed a long-term presence and represent about 90% of the procedures utilizing surgical sealants in that market. These commercial fibrin glues cost generally estimates $60 to $80 per ml delivered to the wound site. Given their cost they are typically purchased in smaller volumes of about 6 ml per procedure. Management believes that commercial fibrin glues are used in about 300,000 European and 330,000 Japanese procedures, with total commercial spending on fibrin glues equal to $350 million. Baxter's Tisseel has the largest share of the European market and Centeon's Beriplast has the largest share of the Japanese market.

Competition

Many companies seek to take advantage of the surgeon's desire for an internal surgical glue that will solve the limitations of today's products. The Company is aware of nine other companies which have developed or are developing commercial fibrin glues. A number of companies are also exploring synthetic glues for internal use. Most of these products are at various phases of development, and most have not received regulatory approval to market in the United States.


DISTRIBUTION CHANNELS

The Company sells its medical products to blood banks and hospitals in 32 countries including the Red Cross or Blood Transfusion agencies of the United States, Australia, Belgium, Canada, Denmark, France, Germany, Japan, Korea, the Netherlands, Sweden, and Switzerland. The following describes briefly the channels of distribution and marketing strategy employed by the Company.

    (i)      Blood Plasma Freezers and Thawers

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

    (ii)     CryoSeal AHF and AFG Systems

The Company's strategy for entering each of the key markets for fibrin glue has been to align itself with a larger corporate partner with established distribution channels in the geographically targeted areas for market penetration. Asahi Medical Co., Ltd. was selected for the Japan fibrin glue market, and Dideco S.p.A. was selected for the European fibrin glue market. The Company has initiated efforts to align itself with a domestic partner that would allow aggressive market penetration in the United States and the rest of the world through that company's distribution network and channels in the surgical arena following FDA approval of expanded chains for use as fibrin glue. Furthermore, the Company has taken an interim step to begin staffing a small direct sales force to initiate the market launch of CryoSeal AHF in the domestic market for treatment of hemophilia. Sales into other regions of the world will be handled by local distributors, many of whom the Company has existing relationships for other products.

    (iii)    CryoFactor APDGF System

Again, the sales and marketing strategy will focus on distribution through corporate partners on a broad geographical basis. Such a partner would be required to demonstrate established distribution and support channels capable of reaching the hundreds of independent wound care centers in the United States, as well as the hospitals, primary care centers and general physicians. A single U.S. partner may be more conducive to marketing both the CryoSeal and CryoFactor Systems to access acute and chronic wound care facilities in the United States, but further evaluation of market channels for those products must first be completed by the Company. Foreign markets will be addressed similar to the domestic market. As of June 30, 1999, there were no formal arrangements in any market for this future product.

    (iv)     BioArchive System

The Company has established formal relationships with Medsep Corporation, a Division of Pall Corporation for the manufacture and distribution of the disposable bag sets that are designed for use with the BioArchive Stem Cell System, and cooperates with Medsep on marketing efforts and strategy for all markets excluding Japan. This arrangement was amended in May of FY99 granting the Company the right to distribute the disposable bag sets outside of North America & Europe under the Company's name. The Company previously licensed the manufacture and distribution of the bag sets in Japan to Nissho Corporation, and also appointed Daido Hoxan as its exclusive distributor for service and sales of the BioArchive System in Japan. The Company markets the BioArchive System through distributors internationally and directly in the domestic markets through contacts developed early on during the initial efforts in stem cell research and the subsequent movement to create cord blood stem cell banks.

For non-stem cell applications, the Company ended its market research relationship with one of North America's largest distributors of liquid nitrogen and is proceeding to initiate a follow on marketing study designed to finalize the marketing requirements for a new 53,000 capacity (the Stem Cell system has a capacity of 3,626 cord blood specimens/canisters) cryovial-based design for the BioArchive Platform's application to the cryopreservation of biological tissue such as sperm, saliva, heart valves, rare cell lines, fertilized human eggs etc.

RESEARCH AND DEVELOPMENT

As of June 30, 1999, the Company had completed development of two innovative technology platforms, each of which will give rise to multiple products and medical systems. These systems feature a thermodynamic platform and companion sterile, disposable plastic containers and applicators that come into direct contact with the blood products. These disposables must be discarded after each use, transforming each sale of the system into a higher margin revenue stream stretching into the future. In FY1999 the Company completed development of three products derived from its two new technology platforms - CryoSeal AHF System, CryoSeal AFG System, and BioArchive Stem Cell System. The CryoSeal AHF System gained FDA clearance of its 510(K) in February 1999. The Company has incurred $2,004,798, $3,858,077, and $3,562,280 for fiscal years ending June 30, 1999,
1998 and 1997, respectively. The following is a brief summary of the additional medical products in development.

     ATAK. The autologous thrombin activation kit is a small hand-held disposable which harvests 8 ml of thrombin with anticipated concentration of approximately 80 I.U./ml from 10 ml of patient plasma. Currently the only thrombin available in the United Status is derived from "pooled" bovine blood which, due to Factor V impurities, has been responsible for numerous severe, bleeding episodes in patients and also suffers from physician concerns about possible contamination by infectious prions or viruses. The Company estimates that thrombin is used by surgeons about a million times annually to spray on bleeding tissue to "dry the field" by clotting residual fibrinogen. This is separate from the more well known use of thrombin to combine with concentrated fibrinogen in cryoprecipitated AHF to form a hospital prepared fibrin glue for more powerful hemostasis and tissue adhesion. The Company announced the licensing of the ATAK technology to ASAHI MEDICAL CO. LTD. for use in the CryoSeal AFG System. Additional patent applications have been filed covering the thrombin technology. The CryoSeal AFG System will thus be upgraded to utilize the new CP-2 processing disposable which will process and collect both components of fibrin glue.

     CryoFactor APDGF System. The CryoFactor APDGF System is intended to harvest a full array of autologous platelet derived growth factors immersed in a solution of adhesive proteins from a patient's own blood donation for the treatment of chronic wounds such as diabetic, decubitus and venous stasis skin ulcers. Initial pre-clinical trials were performed during Fiscal Year 1999 and continue into Fiscal Year 2000. This process led to the formation of extensive relationships with the leading researchers in what is an emerging fast growing wound care marketplace - the topical treatment of chronic dermal wounds. This system is expected to enter formal clinical trials in Fiscal Year 2001.

     The MicroSeal AFG System. MicroSeal will be a miniaturization of the CryoSeal AFG System. MicroSeal AFG is a bench top device with small processing and applicating disposables that requires less than 50 ml of blood, drawn in a syringe to harvest up to 1 ml of Autologous Fibrin Glue (AFG) for the millions of microsurgeries that occur each year that could benefit from a safe, effective biological tissue sealant or hemostatic agent, such as: hemostasis in endoscopic surgeries, sealing arterial catherizations, closing macular holes in the eye, minimizing scarring in fallopian tube surgery, sealing excised cataract wounds, bonding skin flaps in minor cosmetic surgery, and repairing ruptured eardrums.

MANUFACTURING

The Company has in-house manufacturing capabilities and is currently manufacturing approximately seventy to eighty percent of its products for sale. The Company believes that vendors used by the Company are capable of producing sufficient quantities of all required components. The Company moved to a larger 11,000 square foot facility in July 1994 where it has since consolidated its manufacturing assembly activities. In February 1997, the Company moved its sales, marketing and administrative functions, and its research and development engineering offices into a 17,400 square foot facility.

The Company assembles its Ultra Rapid Plasma Freezers and Thawers at its facility in Rancho Cordova, CA. The company has 5,000 square feet dedicated to the Ultra Rapid line. The Company believes that this capacity is capable of manufacturing 500 units per year on a single shift basis. The Company has initiated outsourcing of certain of the assembly tasks it now does itself in the production of the Ultra Rapid line.

ThermoGenesis Corp. assembles the BioArchive hardware from multiple subassemblies supplied by a wide base of skilled vendors. However, the Company manufactures the robotic, barcode-reading periscope in its entirety at the Rancho Cordova facility. The Company believes that it has the capacity to manufacture 48 Systems per year on a single shift basis. The BioArchive overwrap bag is manufactured by the Company and the canister and foam canister sleeve are supplied by OEM vendors.

The Company has 3,664 square feet dedicated to the manufacturing of the CryoSeal CS-1 instrument. The current allocated manufacturing space can manufacture (96) ninety six CS-1 units per year or 8 per month. That space could easily be expanded to provide a two-fold increase in capacity, and 1 to 2 shifts added to provide a 4-8 fold increase in capacity. All key sub-assemblies are purchased from a local supplier base which could ramp up production to meet the various levels of capacity required by the Company.

The CryoSeal Platform requires three patented disposables, both of which must be delivered to the customer sterilized and ready for use. The Company currently uses OEM manufacturers to produce these products.

Products manufactured or sold by the Company are warranted against defects in manufacture for a period of 12 months from shipment when used for the equipment's intended purpose, which warranties exclude consequential damages to the extent allowed by law.

LICENSES AND DISTRIBUTION RIGHTS

In June 1995, the Company granted the Japanese distribution rights to its BioArchive System and the Vial BioArchive System to Daido-Hoxan, Japan. The Company received $350,000 for the distribution rights and access to the necessary technology. In May of 1999, the Company granted development, manufacturing and distribution (Japan and Asia) rights to Daido Hoxan for a downsized version of the BioArchive System. The Company is entitled to receive $300,000, of which $135,000 was received in fiscal 1999, for the technology rights and the rights to manufacture and sell the new "mini" BioArchive in the non-Japan and non-Asia marketplace.

In June 1996, the Company entered into an exclusive manufacturing license and distribution agreement in Japan for the CryoSeal System (including the ATAK technology) with Asahi Medical Co., Ltd., of Japan, a division of Asahi Chemical. Asahi Medical is a leading supplier of artificial kidneys, blood purification systems and leukocyte removal systems, with annual revenues of $270 million. Asahi will manufacture the CP-1 disposable bag set, purchase the CryoSeal System thermodynamic processing device (CS-1) and ST-1 and DT-1 surgical applicators from the Company, and market the CryoSeal System in Japan in return for a license fee, a commitment to purchase the CS-1 device and related surgical applicators from the Company and a 10% royalty on the sale of the sterile bag set. The Company recognized $400,000 of revenue for the license fee in fiscal 1996 and more recently, an additional licensing fee was recognized as revenue for amending the original contract to include the ATAK technology. Furthermore, ASAHI MEDICAL took a significant equity position in the Company as part of the ATAK licensing agreement.

In March 1997, the Company and NYBC, as licensors, entered into a license agreement with Pall Corporation and Medsep Corporation, a subsidiary of Pall Corporation, as Licensees through which Pall Medsep became the exclusive world-wide manufacturer (excluding Japan) for a system of sterile, disposable containers developed by the Company and NYBC for the processing of hematopoietic stem cells sourced from placental/umbilical cord blood ("PCB"). The system is designed to simplify and streamline the harvesting of stem cell rich blood from detached placenta/umbilical cords and the concentration, cryopreservation (freezing) and transfusion of the PCB stem cells while maintaining the highest stem cell population and viability from each PCB donation. These units of PCB stem cells will be "banked" in frozen storage for hematopoietic reconstitution of patients afflicted with such diseases as aplastic anemia, hypoproliferative stem and progenitor cell disorders, leukemia, lymphomas and gaucher disease. In May of 1999, the Company and Medsep amended the original agreement, and the Company regained the rights to distribute the bag sets outside North America & Europe under the Company's name.

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

EMPLOYEES

As of June 30, 1999, the Company had 74 full time employees. The Company also utilizes temporary employees throughout the year to address significant fluctuations in orders and product manufacturing. The Company has a full time human resources specialist and considers its employee relations to be good.

Financial Information On Foreign Sales and Domestic Operations and Export Sales

The Company has no foreign manufacturing operations. For fiscal year 1999, foreign sales were approximately $2,000,000, or 44% percent of net revenues. For fiscal year 1998, foreign sales were approximately $2,198,000, or fifty percent of total revenues for the year. For fiscal year 1997, foreign sales were approximately $1,024,000, or fifteen percent of total revenues for the year.


ITEM 2.  DESCRIPTION OF PROPERTIES

In July 1994, the Company leased an approximately 11,000 square foot facility located in Rancho Cordova, California. This facility is used for the manufacturing assembly of the Company's medical devices, and was upgraded during fiscal year 1997 as part of the Company's efforts to obtain ISO 9003 certification. In August 1997, the Company extended that lease for 26 months, and it will expire in January 2002. Annual lease expense including common area maintenance charges is $62,000 for this facility.

In December 1996, the Company leased an approximately 17,400 square foot facility, also located in Rancho Cordova, California, which is used as the main administrative and sales office, and used as the Company's research and development engineering office. This lease expires in December 2001, and the annual lease expense including common area maintenance charges is $192,000 for this facility.

In May 1997, the Company also leased an approximately 5,000 square foot facility located adjacent to its manufacturing facility in Rancho Cordova, California. This facility is used for the manufacture of the ultra rapid product line. The lease expires in June 2000, and the average annual lease expense including common area maintenance charges is $27,000 for this facility.

In April 1998, the Company leased an approximately 2,600 square foot facility located adjacent to other manufacturing operations in Rancho Cordova, California, to accommodate the manufacture and assembly of the BioArchive Systems. The average annual lease expense is $17,000 for this facility. The lease was for an initial term of one year, and continues on a month to month basis thereafter. The Company intends to end its lease of this facility during the 1st Quarter of FY2000.

At fiscal year end, the Company did not own or lease any other facilities, and with the exception of short term warehouse space leased and utilized from time to time, management believes that current facilities are adequate to handle current and expected operations, including future growth in the number of products manufactured.


ITEM 3.  LEGAL PROCEEDINGS

In  December  1998,  the  Company  was  served  with  a  civil  action  entitled
Metropolitan Creditors Service of Sacramento vs. THERMOGENESIS CORPORATION, Sacramento Superior Court No. 98-AS-05815. The action allegedly arises from the Company's vendor relationship with On-Time Manufacturing, Inc., and relates to several invoices totaling approximately $90,000 in the aggregate which On-Time Manufacturing, Inc. claimed were owing, and which were allegedly assigned to Metropolitan Creditors Service of Sacramento. The Company disputes the claims and filed an answer to the complaint in December 1998. In August 1999, Metropolitan Creditors Service of Sacramento sought to amend the Complaint to include additional claims for breach of contract, seeking compensatory and consequential damages in excess of $1-million. The Company proceeded to arbitration on the claims, including the breach of contract claims, and the arbitrator issued an award of $2,625 to Metropolitan Creditors Association on one invoice not encompassed by the contract, and ruled in the Company's favor on all other claims. If Metropolitan Creditors Service of Sacramento rejects the arbitrator's award and elects to proceed to trial in Superior Court, the Company will vigorously defend the action as baseless, and seek recovery of attorney's fees and costs in defending the action.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended June 30, 1999. However, the Company did call a Special Meeting of Shareholders during the first quarter of the current fiscal year. The Company submitted 3 proposals to the Shareholders. Proposal 1 approved an amendment to the Certificate of Incorporation eliminating the repurchase rights of the Series A Convertible Preferred Share Holders. Proposal 2 approved an amendment to the Certificate of Incorporation allowing the Board to effect a one-for two share consolidation. Proposal 3 approved an amendment to the Certificate of Incorporation allowing the Board to effect a one-for-four share consolidation. Proposal 1 was passed by the Shareholders on July 30, 1999. Proposals 2 and 3 were passed by the Shareholders on August 13, 1999. The Board has not acted on Proposals 2 and 3, and there is no current intention to effect either of those proposals.

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


---------------------------------- ----------- ------------ ------------------------------- ------------ -----------
                                   High        Low                                          High         Low
---------------------------------- ----------- ------------ ------------------------------- ------------ -----------
Fiscal 1999:                                                   Fiscal 1998
---------------------------------- ----------- ------------ ------------------------------- ------------ -----------
   First Quarter (Sept. 30)        $2.344      $0.938          First Quarter (Sept. 30)     $3.5626      $3.3750
---------------------------------- ----------- ------------ ------------------------------- ------------ -----------
   Second Quarter (Dec. 31)        $2.688      $0.688          Second Quarter (Dec. 31)     $3.1250      $2.9688
---------------------------------- ----------- ------------ ------------------------------- ------------ -----------
   Third Quarter (Mar. 31)         $3.313      $1.625          Third Quarter (Mar. 31)      $2.7500      $2.6250
---------------------------------- ----------- ------------ ------------------------------- ------------ -----------
   Fourth Quarter (Jun. 30)        $1.750      $0.938          Fourth Quarter (Jun. 30)     $2.2500      $2.0940
---------------------------------- ----------- ------------ ------------------------------- ------------ -----------



The Company has not paid cash dividends on its common stock and does not intend to pay a cash dividend in the foreseeable future. There were approximately 513 stockholders of record on June 30, 1999 (not including street name holders).

On June 21, 1999, the Company sold 560,000 shares of restricted common stock for an aggregate purchase price of $700,000 to Asahi Medical Co., Ltd., a Japanese corporation. The restricted securities are subject to Rule 144 for resale.

ITEM 6.   SELECTED FINANCIAL DATA

                                      THERMOGENESIS CORP.
                          FIVE-YEAR REVIEW OF SELECTED FINANCIAL DATA


      Summary
   of Operations             1999            1998            1997           1996            1995
-------------------- ---------------- --------------  -------------- --------------- --------------
Net revenues              $5,004,890     $4,396,891      $6,614,044      $4,124,634     $3,311,880
Cost of revenues          (4,325,228)    (5,523,496)     (4,326,964)     (1,759,659)    (2,096,116)
Gross profit                 679,662     (1,126,605)      2,287,080       2,364,975      1,215,764
General and
administrative            (2,924,090)    (2,132,985)     (1,370,401)       (426,318)      (334,028)
Selling and
marketing                 (1,750,972)    (2,369,010)     (2,143,523)     (1,173,254)      (827,269)
Research and
development               (2,004,798)    (3,858,077)     (3,562,280)     (1,317,330)      (446,780)
Other income                  80,527         69,509         114,372          84,847        304,017
Other expense               (179,233)      (133,627)       (131,070)       (101,454)             -
Net loss                 ($6,098,904)   ($9,550,795)    ($4,805,822)      ($568,534)      ($88,296)
                     ================ ==============  ============== =============== ==============
Basic and diluted net
loss per share                ($0.50)        ($0.54)         ($0.32)         ($0.05)        ($0.01)
                     ================ ==============  ============== =============== ==============



  Balance Sheet Data        1999          1998           1997           1996          1995
---------------------- -------------- -------------  ------------- -------------- -------------
Cash                     $2,327,165    $1,975,042     $3,510,861     $1,243,079   $   325,965
Working capital           5,054,940     3,665,798      6,407,237      3,589,057     1,413,156
Total assets              8,133,264     7,799,242     10,187,726      5,937,140     2,662,839
Total liabilities         1,414,620     2,226,350      2,163,084      1,562,829       662,256
Total shareholders'
equity                    6,718,644     5,572,892      8,024,642      4,374,311     2,000,583




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS SECTION AND OTHER PARTS OF THIS REPORT ON FORM 10-K WHICH ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE PROJECTED RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT AFFECT ACTUAL RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1 -- BUSINESS -- UNDER THE SUBSECTION ENTITLED "FACTORS AFFECTING OPERATING RESULTS" BEGINNING ON PAGE 4, AND OTHER FACTORS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

The following discussion should be read in conjunction with the Company's financial statements contained in this report.

(a)      Overview

The Company's core business was principally the sale of ultra-rapid blood plasma freezing and thawing systems, until the fourth quarter of fiscal 1998 when the Company launched its BioArchive Stem Cell System. The Company's revenues previously have been from sales of its core line blood plasma freezers to blood banks and blood plasma thawers to hospitals and transfusion centers. All core line blood plasma freezer and thawer products are FDA Class I medical devices purchased as capital equipment. In the third quarter of fiscal 1999, the Company received clearance from the FDA on the 510(K) of the CryoSeal AHF System. This System has a Class II designation under applicable FDA regulations, and the Company has incurred additional expense in the last two fiscal years to establish the required infrastructure to support manufacture of those systems.

Beginning in late 1993, and with accelerated research and development efforts from 1996 to date totaling approximately $10 million, the Company completed development of the BioArchive and CryoSeal technology platforms, each of which will give rise to multiple medical devices targeted at a number of different medical and surgical applications. Also, the Company spent approximately an additional $1 million on improvements, upgrades, additional accessories, and beta test site support for the new products. To achieve completion of the development and add experienced executive talent to launch the products and move the Company to new levels of growth and revenues, considerable capital resources were used. The Company will most likely need to seek additional short term capital to fully execute on its business plan pending significant revenue recognition from the new products.

The Company has incurred recurring operating losses and has an accumulated deficit of $30,745,189 as of June 30, 1999. The report of independent auditors on the Company's June 30, 1999 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 2000. This plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financing in amounts sufficient to fund further growth, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Management does not anticipate that the Company will incur any material costs to be "Year 2000" compliant. The Year 2000 problem which is common to most corporations concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information at year 2000. The Company has completed an assessment of its internal systems and products and determined that substantially all of the Company's systems and products operate using third party software that is compliant, or operate using Company product software which is Year 2000 compliant. The Company has formed a task force to identify and address potential year 2000 issues with significant vendors, customers and other third parties. To date, no significant issues have been identified. In August 1999, a third party subcontractor to the FDA examined the Company's Y2K preparedness and noted no areas of significant concern.

The Company has substantially completed its Year 2000 assessments and will contact the few remaining vendors by the end of 1999. The costs of the project are anticipated to be immaterial, and the date on which the Company believes it will complete its assessment and remediation, if required, are based on management's best estimates, which are derived using assumptions of future events, including continued availability of certain resources, third party certification of any modifications to third party software, and other factors. There can be no guarantee that these estimates will be achieved and actual results or costs could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate, identify and correct all relevant computer codes, and similar uncertainties.

(b)      Results of Operations

The Years Ended June 30, 1999 and 1998:

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

Revenues:

Net revenues increased from fiscal 1998 to fiscal 1999 by $608,000 or 14%. BioArchive product line revenues increased 16% or $217,000 from fiscal 1998 primarily due to fulfilling the backlog of disposables and accessories associated with the BioArchive Systems which were shipped in fiscal 1998. Non-refundable licensing fees generated $459,000 in revenues in fiscal 1999 from the Japanese distributors of the BioArchive and CryoSeal systems. No such licensing fees were generated in fiscal 1998. The fiscal 1999 CryoSeal product line revenues, $112,000, were primairly due to the purchase of units and disposables by the Company's key distributors in Europe and Japan to initiate fibrin glue evaluations. There were no CryoSeal sales in fiscal 1998.

Although revenues generated by the BioArchive product line were higher, the number of BioArchive units placed fell by one (10 versus 9) from fiscal 1998 to fiscal 1999. This lack of unit sales growth is attributable to a number of key factors, including the lengthy capital equipment procurement process, governmental decision making and setting global standards related to government driven cord blood banking programs in major countries. Setting global standards was time consuming due to the number and complexity of the procedures that needed to be validated in order to begin routine use of stem cells harvested and preserved for therapeutic use. Most notable in this analysis is the fact that ThermoGenesis Corp. did not lose a single potential customer from its sales pipeline as a result of the longer than expected purchase timeframe.

Net revenues decreased from fiscal 1997 to fiscal 1998 by 34%, primarily attributable directly to slower than expected introduction of new products in fiscal year 1998, most notably the CyroSeal AHF System and the BioArchive System, and due to the one time Centeon order of approximately $4-million in fiscal 1997. The Company has entered into a service contract with Centeon covering the blood plasma freezers sold to it in fiscal 1997. Revenues for the service contract, which was entered into in March 1998, accounted for approximately 2% of sales in fiscal 1998. Additionally, fiscal 1998 marked the first year of BioArchive System sales. Ten BioArchive Systems comprising 30% of net sales were shipped in the second and fourth quarters. Of the ten systems, three were placed in the United States pursuant to IRB approvals, four in Europe and three in Asia.

Cost of Revenues:

As a percentage of revenues, the Company's cost of revenues significantly decreased from 126% in fiscal 1998 to 86% in fiscal 1999. The Company attributes this significant improvement in gross profit to extensive efforts to remove excess capacity from the Manufacturing process and focused efforts on the cost of procurement of raw materials through improved forecasting and planning. Additionally, the impact of the mix of products sold during the year ended June 30, 1999 was more favorable in that both BioArchive disposables and coreline spare parts revenues generate higher gross profit margins than margins historically seen from sales of the freezers and thawers.

The increase in cost as a percent of sales from 65% in fiscal 1997 to 126% in fiscal 1998 was primarily attributable to the following factors: 1) Labor costs incurred to ensure the Company meets ISO 9003 quality standards for CE approval;
2) Labor costs for the start-up production of the CryoSeal System and the BioArchive System; 3) Production labor diverted to the continued upgrade of the manufacturing process; and 4) Higher warranty reserves for Pipe Line Products used in clinical studies. Cost of sales peaked in second quarter of fiscal 1998 at 170%, declined to 120% for the third quarter of fiscal 1998 and again declined to 98% in the fourth quarter of fiscal 1998 with the launch of the BioArchive Stem Cell System.

General and Administrative expenses:

This expense category includes Regulatory, Finance, Administration and General Support departments.

General and administrative expenses increased 37% or $791,000 in fiscal 1999. The increase was driven almost entirely by the Company's efforts to build an organization which is able to manufacture, sell and service class II medical devices. Incremental expenses were attributed to the following: a) reclassification of executive salaries from manufacturing and sales of $128,000;
b)an $83,000 accrual for a contingent liability associated with software licensing; c) executive bonuses (cash and stock) of $245,000, d) increase in aggregate salaries and benefits of $100,000 primarily due to the fact that two of the current executives were only present for a portion of FY98, and e) patent legal fees of $90,000 which were reclassed from R&D reflecting the transfer of the BioArchive and CryoSeal systems to manufacturing.

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

Selling and Marketing expenses decreased 26% or $618,000 from fiscal 1998 to fiscal 1999. The expense decrease was due to management's efforts to align sales and marketing investments with product availability and launch dates, which in the case of the CryoSeal AHF European launch, were delayed significantly. During the year, the department was restructured to alter the skill mix in an effort to increase the focus on marketing, as well as field service related activities. Expenses were ramped up during the third and fourth quarters of fiscal 1999 in anticipation of the domestic launch of the CryoSeal AHF System and a greater focus on international BioArchive sales during early FY2000.

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

Research and Development expenses:

Research and Development was cut 48% in fiscal 1999. This significant decrease reflects the fact that both technology platforms were completed during the prior year and transferred to manufacturing. The primary focus of R&D in fiscal 1999 was the completion of the product development phase and initiation of manufacturing transfer phase of the 100% autologous fibrin glue technology.

Research and development expenses increased in fiscal 1998 by only 8% from fiscal 1997. This significantly smaller increase is attributable to the completion of final design and initial transfer of two new products from research and development to manufacturing towards the end of fiscal year 1998.

Management believes that product development and refinement is essential to maintaining the Company's market position. Therefore, the Company considers these costs as continuing costs of doing business. No assurances can be given that the products or markets recently developed or under development will be successful.

(c)      Liquidity and Capital Resources

The Company has consumed significant cash resources for operating activities since its formation in 1987, and more rapidly in the last three fiscal years primarily to develop new products and markets. Cash resources were significantly diminished at the end of fiscal year 1999, and remaining resources at year end are insufficient to permit the Company to fully execute on its business plan to move towards FDA clinical trials on new products, and may be insufficient to maintain the infrastructure and management that the Company deems necessary to launch the new products and move the Company to its new growth levels. The Company has undertaken efforts to locate and secure adequate resources to allow it to fully execute on its plan, including possible equity and debt financing.

In fiscal 1997, the Company raised net proceeds in the aggregate of approximately $7,956,000 from a warrant exercise and a private placement. The
Company used the proceeds to expand the Company's facilities, regulatory and manufacturing control functions, and to fund continued R&D. Although the Company believes that Core Line product operations might have resulted in a nominal profit if R&D expenses and marketing expenses associated with the new FDA Class II products were eliminated, the Company believes that the significantly increased expenses for the new products, which are directed at new and larger markets, is essential to future growth and long term profitability of the Company.

In fiscal 1998, the Company raised net proceeds in the aggregate of approximately $6,433,000 net of expenses from private placements of equity. The Company used the proceeds to complete design validation, manufacturing transfer, and restructuring to accommodate new product launches. Management believes that the losses sustained in the current fiscal year ended were prudent and necessary for the Company to realize the significant future revenue prospects. Significantly, the large losses and operating expense trends began to reverse beginning in the third quarter of this fiscal year as the Company initiated transfer to manufacturing and product launch for the BioArchive System in the fourth quarter.

In fiscal 1999, the Company raised net proceeds of $6,227,000 through the private placement of 1,077,540 shares of Series A Convertible Preferred Stock. The Company used the proceeds to prepare for the domestic market launch of the

CryoSeal AHF System, develop the 100% autologous fibrin glue technology and bring in the resources necessary to prepare for the fibrin glue pre clinical trials. Management believes that the losses sustained were necessary for the Company to progress on its strategic direction and to realize significant future revenues. However, the Company was focused on reducing expenses during fiscal 1999, as evidenced by the $3.5 million reduction in the net loss from fiscal 1998 to fiscal 1999.

The Company does not require extensive capital equipment to produce or sell its current products. However, when significant capital equipment is required, the Company purchases from a vendor base or is pursuing strategic partners. In fiscal 1997, the Company expended $873,582 for the purchase of capital equipment and expansion of facilities for operations. In fiscal 1998, the Company expended $449,092, the majority of which was for certain test equipment and leasehold improvements for the launch of the BioArchive and CryoSeal Systems. In fiscal 1999, the Company spent $115,372 primarily for test equipment associated with the BioArchive and CryoSeal systems and to build a cleanroom to manufacture the BioArchive periscope. Although future capital expenditures may be anticipated, the Company believes that the amounts expended will be consistent with, or lower than fiscal 1999.

The Company continues to search for further funding and new products that may provide future growth opportunities and is currently evaluating financing options to provide working capital to fund expected growth in fiscal year 2000 with the domestic launch of the CryoSeal AHF System. The Company has no significant outstanding capital commitments at June 30, 1999.

Currently, the Company is contemplating additional equity financing to fund the product launch of the CryoSeal AHF System, and to initiate and complete clinical trials and FDA submissions for the CryoSeal AFG System. There can be no assurances that adequate financing will be available on satisfactory terms, if at all. The Company anticipates that it will need additional financing to meet short term obligations, or it will be required to further reduce operating expenses and possibly certain management processes established during the past year. Such reductions could significantly impair future prospects, and no assurances can be made that adequate capital resources will be made available to the Company in a time frame that will not impair current infrastructure.

Working capital increased from $3,666,000 at June 30, 1998 to $5,055,000 primarily due to the cost reduction efforts the Company implemented in fiscal 1999.

Management does not believe that inflation has had a significant impact on the Company's results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                     Page
                                                                                    Number
                                                                                   --------

        Report of Ernst & Young LLP,  Independent Auditors ............................41

        Balance Sheets at June 30, 1999 and 1998 ......................................42

        Statements of Operations for the years
          ended June 30, 1999, 1998, and 1997 .........................................44

        Statements of Shareholders' Equity for
          the years ended June 30, 1999, 1998 and 1997.................................45

        Statements of Cash Flows for the
          years ended June 30, 1999, 1998 and 1997 ....................................46

        Notes to Financial Statements .................................................47


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders THERMOGENESIS CORP.

We have audited the accompanying balance sheets of THERMOGENESIS CORP. as of June 30, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THERMOGENESIS CORP. at June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that THERMOGENESIS CORP. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and has an accumulated deficit of $30,745,189 as of June 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                               ERNST & YOUNG LLP

Sacramento, California
August 13, 1999

                               THERMOGENESIS CORP.
                                 Balance Sheets



  ASSETS                                               June 30, 1999        June 30, 1998
                                                        -------------       -------------

Current Assets:
     Cash and cash equivalents                           $2,327,165             $1,975,042
     Accounts receivable, net of allowance for
       doubtful accounts of $95,000 ($97,910 at
   June 30, 1998)                                         1,203,539              1,280,327
     Inventory                                            2,716,927              2,456,565
     Other current assets                                   221,929                180,214
                                                          ---------              ---------
         Total current assets                             6,469,560              5,892,148
Equipment, at cost less accumulated depreciation
     of $1,216,253 ($861,750 at June 30, 1998)            1,457,459              1,679,201
Prepaid royalties, net of accumulated amortization
 of $499,089 ($443,637 at June 30, 1998)                     55,411                110,863
Other assets                                                150,834                117,030
                                                        -----------            -----------
                                                         $8,133,264             $7,799,242
                                                        ===========            ===========


                                   See accompanying notes.

                               THERMOGENESIS CORP.
                           Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY                  June 30, 1999         June 30, 1998
                                                      -------------         -------------

Current liabilities:
  Accounts payable                                       $639,649            $1,301,141
  Accrued payroll and related expenses                    236,317               345,875
  Accrued liabilities                                     538,654               579,334
                                                          -------               -------
         Total current liabilities                      1,414,620             2,226,350

Commitments and contingencies

Shareholders' equity:
Convertible preferred stock, $.001 par value,
1,200,000 shares authorized; 884,000 issued
and outstanding ($5,746,000 aggregate                                                 -
involuntary liquidation value at June 30, 1999)               884

Preferred stock, $.001 par value;
    800,000 shares authorized; no shares issued
 and outstanding                                                -                     -
Common stock, $.001 par value;
    50,000,000 shares authorized: 20,597,532
issued and outstanding (18,925,669 at
June 30, 1998)                                             20,598                18,926
Paid in capital in excess of par                       37,442,351            26,293,511
Accumulated deficit                                   (30,745,189)          (20,739,545)
                                                    -------------         -------------
  Total shareholders' equity                            6,718,644             5,572,892
                                                        ---------             ---------
                                                       $8,133,264            $7,799,242
                                                      ===========           ===========


                                   See accompanying notes.

                               THERMOGENESIS CORP.
                            Statements of Operations

                                                    Years ended June 30,

                                              1999            1998            1997
                                              ----            ----            ----
Net revenues                                $5,004,890     $4,396,891      $6,614,044
Cost of revenues                             4,325,228      5,523,496       4,326,964
                                             ---------     ----------       ---------
        Gross profit (loss)                    679,662    (1,126,605)       2,287,080

Expenses:
      General and administrative             2,924,090      2,132,985       1,370,401
      Selling and marketing                  1,750,972      2,369,010       2,143,523
      Research and development               2,004,798      3,858,077       3,562,280
      Issuance of stock options for
         services                               56,000         64,000          56,000
      Interest and other                       123,233         69,627          75,070
                                            ----------    -----------      ----------
         Total expenses                      6,859,093      8,493,699       7,207,274
Interest and other income                       80,527         69,509         114,372
                                           -----------    -----------     -----------
Net loss                                  ($6,098,904)   ($9,550,795)    ($4,805,822)
                                          ============   ============    ============
Per share data:
Net loss                                   (6,098,904)    (9,550,795)     (4,805,822)
Convertible preferred stock discount         3,604,740            --              --
                                             ---------            --              --
Net loss to common stockholders           ($9,703,644)   ($9,550,795)    ($4,805,822)
                                          ============   ============    ============
Basic and diluted net loss per share           ($0.50)         ($0.54)        ($0.32)
                                          ============ ===============   ============
Shares used in computing per share data    19,242,310     17,629,876      14,805,000
                                          ============ ===============   ============

                                    See accompanying notes.

                               THERMOGENESIS CORP.
                       Statements of Shareholders' Equity


                                                                Paid in                         Total
                                        Preferred    Common    capital in    Accumulated      shareholders'
                                          Stock      Stock    excess of par    deficit          equity
                                        --------   ---------  -------------  --------------  ---------------

Balance at June 30, 1996                            $12,709  $ 10,744,530     ($6,382,928)     $4,374,311
Issuance of 254,750 common shares for
exercise of warrants and options                        255       681,101               -         681,356
Issuance of 145,586 common
shares for inventory                                    146       444,151               -         444,297
Issuance of 2,756,002 common
shares in private placement                           2,756     7,271,744               -       7,274,500
Amortization of options issued
previously for services                                   -        56,000               -          56,000
Net loss                                                  -             -      (4,805,822)     (4,805,822)
                                                  ---------------------------------------     -----------
Balance at June 30, 1997                             15,866    19,197,526     (11,188,750)      8,024,642
Issuance of 273,650 common shares for
exercise of warrants and options                        273       601,853               -         602,126
Issuance of 2,786,714 common
  shares in private placement                         2,787     6,430,132               -       6,432,919
Amortization of options issued
previously for services                                   -        64,000               -          64,000
Net loss                                                  -             -      (9,550,795)     (9,550,795)
                                                 --------------------------   -----------     -----------
Balance at June 30, 1998                             18,926    26,293,511     (20,739,545)      5,572,892
Issuance of 1,750 common shares for
exercise of options                                       2         4,189               -           4,191
Issuance of 1,077,540 convertible
preferred shares in private placement     $1,078          -     6,226,264               -       6,227,342
Convertible preferred stock discount           -          -     3,604,740      (3,604,740)              -
Amortization of options issued
previously for services                        -          -        56,000               -          56,000
Issuance of 142,413 common shares
for services                                   -        142       186,981               -         187,123
Issuance of 90,000 common stock
warrants                                       -          -        70,000               -          70,000
Convertible preferred stock accretion          -          -       302,000        (302,000)              -
Issuance of 967,700 common shares
upon conversion of preferred stock         (194)        968         (774)               -               -
Issuance of 560,000 common shares              -        560      699,440                -         700,000
Net loss                                       -          -            -       (6,098,904)     (6,098,904)
                                          ------ ---------- ---------------   ------------     -----------
Balance at June 30, 1999                    $884    $20,598  $37,442,351     ($30,745,189)     $6,718,644
                                            ====    =======   ===========    =============     ==========



                                      See accompanying notes.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows


                                                                  Years ended June 30,
                                                          1999             1998            1997
                                                      ------------      ------------   ------------

Cash flows from operating activities:
   Net loss                                           ($6,098,904)      ($9,550,795)    ($4,805,822)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                       548,472           440,454        312,077
       Issuance of common stock for services               257,123                 -              -
                                                                                            444,297
       Issuance of common stock for inventory                    -                 -        444,297
       Amortization of stock options issued
           for services                                     56,000            64,000         56,000
       Net changes in operating assets
 and liabilities
           Accounts receivable                              76,788           787,663       (626,842)
           Inventory                                      (416,268)          (79,436)      (442,170)
           Other current assets                            (41,715)           13,480       (203,642)
                                                                                           (203,642)
           Other assets                                    (33,804)          139,596       (116,645)
           Accounts payable                               (661,492)         (136,407)       579,651
           Accrued payroll and related expenses           (109,558)           71,867         89,348
           Accrued liabilities                             (40,680)          127,806       (100,744)
                                                       -----------      --------------    ---------
      Net cash used in operating activities             (6,464,038)       (8,121,772)    (4,814,492)
                                                       -----------      -------------     ----------
Cash flows from investing activities:
    Capital expenditures                                  (115,372)         (449,092)      (873,582)
                                                         ---------     -------------       ---------
         Net cash used in investing activities            (115,372)         (449,092)      (873,582)
                                                         ---------     -------------       ---------
Cash flows from financing activities:
    Exercise of stock options and warrants                   4,191           602,126        681,356
------------------------------------------
    Issuance of convertible preferred stock              6,227,342                 -              -
-------------------------------------------
    Issuance of common stock                               700,000         6,432,919      7,274,500
----------------------------                               -------      ------------  -------------
       Net cash provided by financing activities         6,931,533         7,035,045      7,955,856
                                                         ---------      ------------   ------------
Net increase (decrease) in cash and cash equivalents       352,123        (1,535,819)     2,267,782
Cash and cash equivalents at beginning of year           1,975,042         3,510,861      1,243,079
                                                         ---------         ---------  -------------
Cash and cash equivalents at end of year                $2,327,165        $1,975,042     $3,510,861
                                                        ==========        ==========     ==========
Supplemental cash flow information:
     Cash paid during the year for interest                $31,968           $47,511        $75,070
                                                        ==========        ===========    ==========
Supplemental non-cash flow information:
     Equipment acquired by capital lease obligations    $       -         $        -        $32,000
                                                        ============      ===========    ==========

                                      See accompanying notes.


                              THERMOGENESIS CORP.
                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

Organization and Business

THERMOGENESIS CORP. ("the Company") was incorporated in Delaware in July 1986. The Company designs and sells devices which utilize its proprietary thermodynamic technology for the processing of biological substances including the cryopreservation, thawing and harvesting of blood components. During fiscal 1988 through 1999, the Company has focused on refining product design of the core line products and developing a pipeline of two technology platforms(BioArchive and CrySeal Systems) and derivative products which utilize sterile disposable containers for processing blood components. The BioArchive system was launched in fiscal 1998.

Basis of Presentation

The Company has incurred recurring operating losses and has an accumulated deficit of $30,745,189 as of June 30, 1999. The report of independent auditors on the Company's June 30, 1999 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 2000. This plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financings in amounts sufficient to fund further growth, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

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

Equipment

Depreciation is computed under the straight-line method over the useful lives of 2-10 years.

Prepaid Royalties

Prepaid royalties are amortized on a straight-line basis over an estimated useful life of 10 years.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1. Summary of Significant Accounting Policies (Continued)

Stock Based Compensation

The Company has adopted the disclosure provision for stock-based compensation of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", but continues to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

Comprehensive Income

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130, which is effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods to be provided for comparative purposes. SFAS 130 was adopted during the year ended June 30, 1999 and did not have a significant impact on the Company's existing disclosures.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1. Summary of Significant Accounting Policies (Continued)

Segment Disclosure

In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131) which establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 was adopted during the year ended June 30, 1999 and did not have a significant impact on the Company's existing disclosures.

Reclassifications

Certain amounts in the prior years financial statements have been reclassified to conform with the 1999 presentation.

2. Inventory

Inventory consisted of the following at June 30:

                                                             1999                          1998
                                                             ----                          ----

                      Raw materials                        $1,329,457                    $1,313,792
                      Work in process                         363,331                       282,946
                      Finished goods                        1,024,139                       859,827
                                                            ----------                    ---------
                                                           $2,716,927                    $2,456,565
                                                           ===========                   ==========

3.  Equipment

Equipment consisted of the following at June 30:

                                                             1999                           1998
                                                             ----                           ----

                      Construction in progress             $  48,903                   $        -
                      Office equipment                       294,198                       368,248
                      Computers and purchased software     1,001,405                     1,051,974
                      Machinery and equipment              1,043,661                       841,407
                      Leasehold improvements                 285,545                       279,322
                                                           ---------                     ----------
                                                           2,673,712                     2,540,951

Less accumulated depreciation and amortizati              (1,216,253)                     (861,750)
                                                          -----------                     ---------

                                                         $ 1,457,459                   $ 1,679,201
                                                         =============                 ============



                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4.  Accrued Liabilities

Accrued liabilities consisted of the following at June 30:

                                                    1999                    1998
                                                    ----                    ----
      Accrued warranty reserves                 $162,992                $237,440
      Accrued legal reserves                     228,328                  76,500
      Capital lease obligations                   56,738                 162,670
      Other accrued liabilities                   90,596                 102,724
                                                  ------                 -------
                                                $538,654                $579,334
                                                ========                ========

5. Commitments and Contingencies

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

Operating Leases

The Company leases its manufacturing and corporate facilities and certain equipment pursuant to operating leases. The annual future cash obligations under these leases are as follows:

                                    2000                    268,921
                                    2001                    247,302
                                    2002                    134,213
                                                            -------
                                    Total                 $ 650,436
                                                          =========

Rent expense was $310,381, $275,076 and $221,986 for the years ended June 30, 1999, 1998 and 1997.

Capital Leases

The Company leases certain equipment under capital leases. The following amounts are included in equipment as assets under these capital leases as of June 30:

                                                  1999              1998
                                                  ----              ----

   Cost                                        $520,140            $520,140

   Less: accumulated amortization               356,055             248,280
                                                -------             -------

   Net assets under capital leases             $164,085            $271,860
                                              ===========          =========
The future minimum lease payments under these capital leases are $72,640, less amount representing interest of $15,902 as of June 30, 1999.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


5. Commitments and Contingencies (continued)

Contingencies

The Company is presently engaged in various legal actions arising in the ordinary course of its business. In the opinion of management, the Company has adequate reserves with respect to these matters so that the ultimate resolution will not have a material adverse effect on the financial position of the Company or its results of operations.

6. Shareholders' Equity

Convertible Preferred Stock

In January 1999 the Company completed a private placement of 1,077,540 shares of Convertible Preferred Stock ("Preferred Stock"), raising $6,227,342, net of commissions and direct expenses. Commissions of 7% of the gross proceeds and warrants to purchase 200,000 shares of common stock at $1.70 per share were issued to the placement agent. The significant features of the Preferred Stock are as follows:

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

        Redemption - When issued, the Preferred Stock contained redemption rights which allowed the Preferred Stock to be redeemable upon the request of any holder at any time following the fifth anniversary of the date of issuance. The redemption price shall be the liquidation preference as stated above. However, on July 30, 1999, the common stockholders voted to remove the redemption rights associated with the Preferred Stock. Removal of the redemption rights allows the Preferred Stock to be included as Stockholders Equity. The excess of the Preferred Stock's redemption price over its carrying value is being accreted by periodic charges to accumulated deficit from the date of issuance thru July 30, 1999.

        Conversion Rights - Holders of the Preferred Stock have the right to convert the preferred stock ("Beneficial Conversion Feature")at the option of the holder, at any time, into shares of common stock of the Company at the conversion rate of one preferred share for five shares of common stock. The conversion rate is subject to adjustment for changes in the Company's capital structure which would otherwise have a dilutive effect on the conversion rate. As of June 30, 1999, 193,540 shares of Preferred Stock have been converted.

        Beneficial Conversion Feature - The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's common stock on the date the Preferred Stock was sold, amounted to $3,604,740, which represents a discount to the value of the Preferred Stock.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


6. Shareholders' Equity (Continued)

Convertible Preferred Stock (continued)

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

Common Stock

The Company completed a private financing on December 31, 1997 in which it received $6,432,919 net of expenses. The proceeds from the offering were received from the sale of 2,786,714 shares of common stock at $2.50 per share and issued three year warrants to the purchasers representing the right to acquire an additional 278,100 shares in the aggregate, at an exercise price of $3.00 per share. No warrants have been exercised as of June 30, 1999.

The Company completed a minimum equity offering of units in a private placement on November 27, 1996, in which it received proceeds of $7,274,500, net of expenses. The proceeds from the offering were received from the sale of 1,378,001 units at $6.00 per unit. Each unit consisted of two shares of common stock and a seven year warrant representing the right to acquire one additional share of common stock at an exercise price of $3.885 per share. No warrants have been exercised as of June 30,1999.

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

As of June 30, 1999, the Company had 9,339,429 shares of common stock reserved for future issuance.

Warrants

As part of the placement agent's compensation in the 1999 private placement of convertible preferred stock, warrants to purchase 200,000 shares of common stock at an exercise price of $1.70 were issued. The warrants expire in January 2004.

As part of a short-term debt agreement entered into in November 1998, the Company issued warrants to purchase 90,000 shares of common stock at an exercise price of $1.50. The warrants expire in November 2001. The estimated fair value of the warrants on the date of issue, $70,000, has been included in interest expense.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


6. Shareholders' Equity (Continued)

Warrants (continued)

As part of the placement agent's compensation in a 1995 private placement of units, additional warrants to purchase 8.8 units at an exercise price of $60,000 per unit were also issued, each unit consisting of twenty-five thousand (25,000) shares of common stock. The warrants expire in December 2000.

In conjunction with the placement of Series C Preferred stock in 1993, the placement agent, Paradise Valley Securities, received warrants to purchase shares of the Company's common stock at $1.20 per share. There were 5,625 and 37,500 warrants converted in fiscal 1998 and 1997, respectively.

Stock Options

On July 31, 1996 and May 29, 1996, the Company issued options to purchase 200,000 and 100,000 shares, respectively, of the Company's common stock for consulting services. The exercise price is equal to the fair market value as determined by the closing bid price for the Company's common stock on the date of grant. The Company has recorded stock compensation expense recognizing the estimated fair value of the options of $56,000, $64,000 and $56,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

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

A summary of stock option activity for the three years ended June 30, 1999 follows:

                                                Number of     Weighted-Average
                                                 Options         Exercise
                                               Outstanding    Price Per Share
                                              ------------    ----------------
        Balance at June 30, 1996              1,164,333           $ 2.23
        Options granted                       1,184,000             3.16
        Options canceled                       (344,501)            3.31
        Options exercised                       (37,250)            1.98
                                              ----------
        Balance at June 30, 1997              1,966,582             2.61
        Options granted                         509,000             3.01
        Options canceled                       (232,225)            3.09
        Options exercised                      (268,025)            2.22
                                               ---------
        Balance at June 30, 1998              1,975,332             2.71
        Options granted                         178,500             2.30
        Options canceled                       (530,332)            2.41
        Options exercised                        (1,750)            2.08
                                              ----------
        Balance at June 30, 1999              1,621,750             2.76
                                             =========

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

6. Shareholders' Equity (Continued)

Stock Options (Continued)

The following table summarizes information about stock options outstanding at June 30, 1999:

                  Options Outstanding                     Options Exercisable




        Range of          Number        Weighted Average       Weighted                       Weighted
        Exercise       Outstanding    Exercise Contractual      Average          Number       Average
         Prices          Remaining            Life           Exercise Price     Exercisable     Price
       ------------    -----------    ---------------------  --------------   -------------  --------
       $1.16-$1.90          7,750             2.01 years          $1.65            6,750       $1.61
       $2.13-$3.00      1,234,000             1.80 years          $2.52          959,609       $2.47
       $3.13-$4.50        380,000             2.11 years          $3.56          315,333       $3.63
                      -----------                                              ---------
        Total           1,621,750             1.87 years          $2.76        1,281,692       $2.75
                      ===========                                              =========



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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net loss for fiscal 1997 through 1999 is not representative of the pro forma effect on operations in future years because it does not take into consideration pro forma compensation expense related to grants made prior to July 1, 1995. The Company's pro forma information is as follows for the years ended June 30:

  Net Loss                       1999               1998               1997
                                 ----               ----               ----
 As reported                  ($6,098,904)       ($9,550,795)       ($4,805,822)
 Pro Forma                     (6,594,368)       (10,217,657)        (5,325,270)
 Net loss per share
 As reported                       ($0.50)            ($0.54)            ($0.32)
 Pro Forma                         ($0.53)             (0.58)             (0.36)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 92%; an expected life of 3 years; a risk-free interest rate of 5.62% and no expected dividends. The weighted average grant date fair value of options granted during the years ended June 30, 1999, 1998 and 1997 was $1.70, $1.69 and $1.80, respectively.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


7. Major Customers and Foreign Sales

During the fiscal year ended June 30, 1999, sales from a significant customer totaled $524,837 or 12% of net sales; foreign sales were approximately 44% of net sales. During the fiscal year ended June 30, 1998 there was no single customer which represented 10% of net sales; foreign sales were approximately 50% of net sales. During the fiscal year ended June 30, 1997, sales from a significant customer totaled $4,044,489 or 61% of net sales and foreign sales were 15% of net sales.

8. Income Taxes

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rates of 34% to income tax expense is as follows for the years ended June 30:

                                             1999          1998             1997
                                             ----          ----             ----

Statutory federal income tax benefit    $(2,074,000)    $(3,290,000)     $(1,630,000)
Net operating loss with no tax benefit    2,074,000       3,290,000        1,630,000
                                        -----------     ------------     -----------
 Total federal income tax               $               $         -       $        -
                                        ============    ============     ===========



At June 30, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $25,585,000 and $7,500,000 respectively, that are available to offset future income. The federal and state loss carryforwards expire in various years between 2002 and 2019, and 2000 and 2004, respectively.

At June 30, 1999, the Company has research and experimentation credit carryforwards of approximately $293,000 for federal tax purposes that expire in various years between 2002 and 2019 and $174,000 for state income tax purposes that do not have an expiration date. In addition, the Company has approximately $15,000 in other state tax credits.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                           June 30, 1999         June 30, 1998
                                          --------------         --------------
Deferred tax assets:
   Net operating loss carryforwards         $ 9,145,000           $7,109,000
   Income tax credits                           418,000              102,000
   Capitalized research costs                   292,000                    -
   Other                                        358,000              374,000
                                             ----------           ----------
Total deferred taxes                         10,213,000            7,585,000
Valuation allowance                         (10,213,000)          (7,585,000)
                                            -----------           -----------
Net deferred taxes                          $                      $        -
                                            ============          ===========

Because of the "change of ownership" provisions of the Tax Reform Act of 1986, a portion of the Company's federal net operating loss and credit carryovers is subject to an annual limitation regarding their utilization against taxable income in future periods.

9. Employee Retirement Plan

The Company sponsors an Employee Retirement Plan, generally available to all employees, in accordance with Section 401(k) of the Internal Revenue Code. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees' contributions. No Company contributions have been made to the Plan as of June 30, 1999.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 1997, the Company loaned $88,281 to Charles de B. Griffiths, the Company's Vice President of Marketing and Sales and a director of the Company, to assist with the purchase and renovation of a residence in connection with Mr. Griffiths relocation to the Company's Rancho Cordova office from France, where he previously resided. The loan bears simple interest at the annual rate of eight percent, and was due and payable in February 1998. The loan was fully secured by 25,000 shares of common stock held by Mr. Griffiths at the time of the loan. In February 1998, the Company extended the repayment terms under the promissory note until June 30, 1999 and received a right of full offset against Mr. Griffiths' employment agreement in the event of any missed payment. As of June 30, 1999, Mr. Griffiths had not made the final required payment and the balance of principal and interest still owing was $33,000.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report on Form 10-K.


                                                                     Page Number
     (a)   (1)    Financial Statements

                  Report of Independent Auditors ........................... 41

                  Balance Sheet at June 30, 1999 and 1998 .................. 42

                  Statements of Operations for the years
                    ended June 30, 1999, 1998, and 1997 .................... 44

                  Statements of Shareholders' Equity for
                    the years ended June 30, 1999, 1998, and 1997............45

                  Statements of Cash Flows for the
                    years ended June 30, 1999, 1998, and 1997................46

                  Notes to Financial Statements .............................47

     (a)  (2)     Financial Statement Schedules

                  Schedule II, Valuation and Qualifying Accounts ............61

     (b) Reports on Form 8-K

         1)       Current Report on Form 8-K for the event date January 14, 1999


     (c) Exhibits

         Exhibits  required  by Item 601 of  Regulation  S-K are  listed  in the
         Exhibit Index on the next page, which is incorporated herein by this reference.

                                  EXHIBIT INDEX

Exhibit  Description

3.1      (a)      Amended and Restated Certificate of Incorporation.
         (b)      Amended Bylaws.(5)

10.1     (a)      Letter of Agreement between Liquid Carbonic, Inc. Canada and THERMOGENESIS.(2)
         (b)      Letter of Agreement between Fujitetsumo USA and THERMOGENESIS.  (2)
         (c)      Letter of Agreement between Fujitetsumo Japan and THERMOGENESIS. (2)
         (d)      License Agreement between Stryker Corp. and THERMOGENESIS.  (7)
         (e)      Lease of Office and Mfg. Space  (5)
         (f)      Executive Development and Distribution Agreement between THERMOGENESIS and Daido Hoxan Inc.  (4)
         (g)      Administrative Office Lease  (8)
         (h)      Employment Agreement for Philip H. Coelho  (9)
         (i)      Employment Agreement for Charles de B. Griffiths  (9)
         (j)      Employment Agreement for Walter Ludt  (9)
         (k)      Employment Agreement for David C. Adams (11)
         (l)      Employment Agreement for James H. Godsey
         (m)      Employment Agreement for Sam Acosta
         (n)      Manufacturing and License Agreement between On-Time Manufacturing and THERMOGENESIS  (9)
         (o)      License and Distribution Agreement between Asahi Medical and THERMOGENESIS.  (10)
         (p)      License Agreement between Medsep Corporation and THERMOGENESIS (12)
         (q)      Distribution Agreement between Dideco S.p.A. and THERMOGENESIS (13)
         (r)      Employment Agreement for Philip H. Coelho
         (s)      Employment Agreement for Renee Ruecker
         (t)      Amended License Agreement between Asahi Medical Co. Ltd. And ThermoGenesis Corp. (portions omitted pursuant to a request for confidential treatment)



23.1              Consent of Independent Auditors

27                Financial Data Schedule

Footnotes to Index
(2) Incorporated by reference to Registration Statement No. 33-37242 of THERMOGENESIS, CORP. filed on Feb. 7, 1991.
(3)  Incorporated by reference to Form 8-K for July 19, 1993.
(4)  Incorporated by reference to Form 8-K for June 9, 1995.
(5)  Incorporated by reference to Form 10-KSB for the year ended June 30, 1994.
(6)  Incorporated by reference to Form 10-KSB for the year ended June 30, 1995.
(7)  Incorporated by reference to Form 8-K for September 27, 1995.
(8)  Incorporated by reference to Form 10-QSB for the quarter ended
     December 31, 1995.

(9)  Incorporated  by reference to Form 10-KSB for the year ended June 30, 1996.
(10) Incorporated by reference to Form 8-K for event dated May 29, 1996. (11) Incorporate by reference to Form 10-K for the year ended June 30, 1997. (12)
Incorporate by reference to Form 8-K for event dated March 27, 1997. (13) Incorporate by reference to Form 8-K for event dated February 16, 1998.

                               THERMOGENESIS CORP.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     THERMOGENESIS CORP.


                                                    By:  /s/ PHILIP H. COELHO
                                                             -----------------
                                                             Philip H. Coelho
                                                             Chairman & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ PHILIP H. COELHO                               Dated: September __, 1999
    -------------------------------------------------
       Philip H. Coelho, Chief Executive
       Officer and Chairman of the Board
       (Principal Executive Officer)


By:  /s/ RENEE M. RUECKER                              Dated: September __, 1999
    --------------------------------------------------
         Renee M. Ruecker, V.P. Finance
        (Principal Financial and Accounting
         Officer)


By:  /s/ JAMES H. GODSEY                               Dated: September __, 1999
    -------------------------------------------------
         James H. Godsey, President/COO
         and Director


By: /s/ HUBERT HUCKEL                                  Dated: September __, 1999
    --------------------------------------------------
        Hubert Huckel, Director



By: /s/ PATRICK MCENANY                                Dated: September __, 1999
    -------------------------------------------------
        Patrick McEnany, Director


By: /s/ DAVID HOWELL                                   Dated: September __, 1999
    -------------------------------------------------
        David Howell, Director

                                   SCHEDULE II

                               THERMOGENESIS CORP.
                        VALUATION AND QUALIFYING ACCOUNTS


                                           Balance at         Charged to Costs    Write-offs       Balance at End
                                           Beginning of       and Expenses        (Net of          of Period
                                           period                                 Recoveries)
Allowance of Doubtful Accounts
For the year ended June 30, 1999            $97,910            $46,877            $49,787             $95,000
For the year ended June 30, 1998             97,913             52,424             52,427              97,910
For the year ended June 30, 1997             97,913                ---               ---               97,913
------------------------------------------ ------------------ ------------------- ---------------- -----------------