Form 10-Q
period 1999-09-30
THERMOGENESIS CORP
filed 1999-11-12
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

                         Commission File Number: 0-16375
                           --------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of the registrant's common stock, $.001 par value, outstanding on October 27, 1999 was 20,834,262.

                         -------------------------------

                               THERMOGENESIS CORP.


                                      INDEX

                                                                     Page Number
Part I  Financial Information

Item 1.  Financial Statements (Unaudited):

         Balance Sheets at September 30, 1999
         and June 30, 1999 ...................................................3

         Statements of Operations
         for the Three Months ended September 30, 1999 and 1998 ..............5

         Statements of Cash Flows for
         the Three Months Ended September 30, 1999 and 1998 ..................6

         Notes to Financial Statements .......................................7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ........................8


Part II Other Information

Item 1. Legal proceedings ....................................................11
Item 2. Changes in Securities ................................................11
Item 3. Default Upon Senior Securities .......................................11
Item 4. Submission of Matters to a Vote of Security Holders ..................11
Item 5. Other Information ....................................................12
Item 6. Exhibits and Reports on Form 8-K .....................................12


Signatures ...................................................................13

PART  I FINANCIAL INFORMATION

                               THERMOGENESIS CORP.
                                 Balance Sheets
                                   (Unaudited)



                                                                      September 30,       June 30,
                                                                           1999             1999
                                                                          ------           -----

ASSETS

Current Assets:

Cash and cash equivalents                                             $   967,000       $ 2,327,000

Accounts receivable, net of allowance for doubtful
   accounts of $95,000 ($95,000 at June 30, 1999)                       1,030,000         1,204,000

Inventory                                                               2,704,000         2,717,000

Other current assets                                                      213,000           222,000
                                                                      -----------       -----------
     Total current assets                                               4,914,000         6,470,000

Equipment, at cost less accumulated depreciation
    of $1,352,000 ($1,216,000 at June 30, 1999)                         1,411,000         1,457,000

Prepaid royalties, net of accumulated amortization
    of $513,000 ($499,000 at June 30, 1999)                                42,000            55,000

Other assets                                                               60,000           151,000
                                                                      -----------       -----------
                                                                      $ 6,427,000       $ 8,133,000
                                                                      ===========       ===========


                             See accompanying notes.

                                      THERMOGENESIS CORP.
                                  Balance Sheets (continued)
                                          (Unaudited)



                                                                      September 30,       June 30,
                                                                           1999             1999
                                                                          ------           -----

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                                  $    909,000          $639,000
   Accrued payroll and related expenses                                   203,000           236,000
   Accrued liabilities                                                    331,000           539,000
                                                                     ------------       -----------
         Total current liabilities                                      1,443,000         1,414,000

Commitments and contingencies

Shareholders' equity:

 Convertible preferred stock, $.001 par value, 1,200,000 shares authorized; 844,000 issued and outstanding (884,000 at June
   30, 1999)                                                                1,000             1,000

 Preferred stock, $.001 par value;
   800,000 shares authorized; no shares
   issued and outstanding                                                     ---               ---
 Common stock, $.001 par value;
   50,000,000 shares authorized; 20,814,262
   issued and outstanding
   (20,597,532 at June 30, 1999)                                           21,000            21,000

 Paid in capital in excess of par                                      37,459,000        37,442,000

 Accumulated deficit                                                  (32,497,000)      (30,745,000)
                                                                     ============      ============
        Total shareholders' equity                                      4,984,000         6,719,000
                                                                     ============      ============
                                                                     $  6,427,000      $  8,133,000
                                                                     ============      ============



                             See accompanying notes.

                               THERMOGENESIS CORP.
                            Statements of Operations
                                   (Unaudited)


                                               Three Months Ended September 30,
                                                    1999                1998
                                                    ----                ----

Net revenues                                    $   980,000         $ 1,099,000

Cost of revenues                                  1,235,000           1,279,000
                                                ===========         ===========

     Gross loss                                    (255,000)           (180,000)
                                                ===========         ===========

Expenses:
   General and administrative                       503,000             712,000
   Selling and marketing                            561,000             397,000
   Research and development                         428,000             515,000
   Issuance of stock options for services            15,000              11,000
   Interest                                           5,000               8,000
                                                ===========         ===========
      Total expenses                              1,512,000           1,643,000

Interest income                                      15,000              19,000
                                                ===========         ===========
Net loss                                        ($1,752,000)        ($1,804,000)
                                                ===========         ===========
Per share data:
Basic and diluted net loss per share                 ($0.08)             ($0.10)
                                                ===========         ===========
Shares used in computing per share data          20,804,942          18,925,669
                                                ===========         ===========


                             See accompanying notes.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows
                 Three Months Ended September 30, 1999 and 1998





Cash flows from operating activities:                                  1999                1998
                                                                       ----                ----

    Net loss                                                        ($1,752,000)        ($1,804,000)
    Adjustments to reconcile net loss to
       net cash used by operating activities:
        Depreciation and amortization                                   150,000             136,000
        Amortization of stock and options issued for services            22,000              11,000
        Net change in operating assets and liabilities:
            Accounts receivable                                         174,000             150,000
            Inventory                                                    13,000              40,000
            Other current assets                                          3,000             (32,000)
            Other assets                                                 91,000               5,000
            Accounts payable                                            270,000             (46,000)
            Accrued payroll and related expenses                        (33,000)              7,000
            Accrued liabilities                                        (208,000)            (24,000)
                                                                    -----------         -----------
       Net cash used in operating activities                         (1,270,000)         (1,557,000)
                                                                    -----------         -----------
Cash flows from investing activities:

   Capital expenditures                                                 (90,000)            (25,000)
                                                                    -----------         -----------
       Net cash used in investing activities                            (90,000)            (25,000)
                                                                    ===========         ===========
   Net decrease in cash and cash equivalents                         (1,360,000)         (1,582,000)

   Cash and cash equivalents at beginning of period                   2,327,000           1,975,000
                                                                    ===========         ===========
   Cash and cash equivalents at end of period                       $   967,000         $   393,000
                                                                    ===========         ===========


                             See accompanying notes.

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)


1.      Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

Inventory

Inventory consisted of the following at:

                                     September 30, 1999       June 30, 1999
                                     ------------------       -------------
     Raw materials                       $1,389,000             $1,330,000
     Work in process                        267,000                363,000
     Finished goods                       1,048,000              1,024,000
                                         ----------             ----------
                                         $2,704,000             $2,717,000
                                         ==========             ==========

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
             for the Three Months Ended September 30, 1999 and 1998


The Company designs and sells medical devices which utilize its proprietary thermodynamic technology for the processing of biological substances including the cryopreservation, thawing and harvesting of blood components. During fiscal 1988 through 1999, the Company has focused on refining product design of the Thermoline(TM) (blood plasma freezers and thawers) products and developing two new technology platforms (BioArchive and CryoSeal Systems) and derivative products which utilize sterile disposable containers for processing blood components. The BioArchive system was launched at the end of fiscal 1998.

Beginning in late 1993, and with accelerated research and development efforts from 1996 to 1999 totaling approximately $10 million, the Company completed development of the BioArchive and CryoSeal technology platforms. Each of the platforms will give rise to multiple medical devices targeted at a number of surgical, intravenous and external wound healing applications. Also, the Company spent approximately an additional $1 million on improvements, additional accessories and beta test site support for the new products launched to date. To achieve completion of the development and add experienced executive talent to launch the products and move the Company to new levels of growth and revenues, considerable capital resources were used. The Company will most likely need to seek additional short term capital to fully execute on its business plan pending significant revenue recognition from the new products.

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying financial statements.

Results of Operations

Revenues:
Net revenues for the three months ended September 30, 1999 were $980,000 compared to $1,099,000 for the three months ended September 30, 1998. The 11% decrease is due to the delay of expected orders for the BioArchive System. Three systems were sold in the first quarter of fiscal 1999, which accounted for over 30% of that quarter's sales. Since that time, the Company has sold an additional six systems and generated a significant list of international target customers who have requested quotations and who are awaiting funding approval, in most instances. The Company anticipates that sales will result from the target customers during this fiscal year. To somewhat offset the lack of BioArchive sales for the quarter, the Company's freezer sales increased $80,000 or 44% over the first quarter of fiscal 1999. Additionally, $121,000 of non refundable licensing fees from the Japanese distributor of the BioArchive system is included in net revenues for the three months ended September 30, 1999.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
         for the Three Months Ended September 30, 1999 and 1998 (Cont'd)


Results of Operations (Cont'd)

Cost of Revenues:
Cost of revenues as a percent of revenues was approximately 126% for the three months ended September 30, 1999, as compared to 116% for the corresponding fiscal 1999 period. The cost of sales percentage increase was primarily due to the decrease in sales volume, the mix of products sold and the Company's significant overhead costs associated with building and maintaining an infrastructure that is required to meet FDA regulatory requirements and standards for production of Class II medical devices. The Company has built up the infrastructure in anticipation of the marketing launches of the two new products.

General and Administrative Expenses:
General and administrative expenses for the three months ended September 30, 1999 decreased $209,000 or 29% from the corresponding fiscal 1999 period. This decrease was due to the Company's cost reduction efforts which were initiated in the prior fiscal year and also reflects a $100,000 severance accrual for a departing executive in the quarter ended September 30, 1998.

Selling and Marketing Expenses:
Selling and marketing expenses for the three months ended September 30, 1999 increased $164,000 or 41% from the corresponding fiscal 1999 period. The increase in sales and marketing resources were dedicated to the first quarter market launch of the CryoSeal AHF system and increased sales effort to potential international BioArchive customers. The Company expects the increased spending on sales and marketing resources to continue, as its primary focus is to drive revenue generated by the two new products.

Research and Development Expenses:
Research and development expenses for the three months ended September 30, 1999 decreased by $87,000 or 17% from the corresponding fiscal 1999 period. The decrease is attributed to a full quarter's worth of the restructuring which occurred during the first quarter of the prior year. Management expects the research and development line item to increase slightly as the CryoSeal AFG pre clinical trials are completed and the pivotal clinical trial is executed.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
         for the Three Months Ended September 30, 1999 and 1998 (Cont'd)


Results of Operations (Cont'd)

Liquidity and Capital Resources

Working capital decreased by $1,585,000. The decrease in cash was primarily due to funding of the manufacturing infrastructure, marketing operations, the management team required to market and produce the CryoSeal AHF and BioArchive systems and to prepare for the CryoSeal AFG pre clinical trials.

The Company used $1,270,000 for operations for the three months ended September 30, 1999. This was primarily due to lower sales volume in relationship to fixed manufacturing costs and added personnel to generate revenues. The report of independent auditors on the Company's June 30, 1999 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 2000. The plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financings and the reduction of certain operating expenses as required. Additionally, the Company is currently pursuing partnering relationships with large corporations in connection with global distribution of either or both of the new product platforms. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve additional financing or reach a strategic relationship, or that such events will be on terms favorable to the Company.

Management does not anticipate that the Company will incur any material costs to be "Year 2000" compliant. The Company has completed an assessment of its internal systems and products and determined that substantially all of the Company's systems and products operate using third party software that is compliant, or operate using Company product software which is Year 2000 compliant. The Company has formed a task force to identify and address potential year 2000 issues with significant vendors, customers and other third parties. To date, no significant issues have been identified. During the first quarter, a third party subcontractor to the FDA examined the Company's Y2K preparedness and noted no areas of significant concern.

At September 30, 1999, the Company has no significant outstanding capital commitments.

PART II -  OTHER INFORMATION

Item 1.  Legal proceedings.

In  December  1998,  the  Company  was  served  with  a  civil  action  entitled
Metropolitan Creditors Service of Sacramento vs. THERMOGENESIS CORPORATION, Sacramento Superior Court No. 98-AS-05815. The action allegedly arises from the Company's vendor relationship with On-Time Manufacturing, Inc., and relates to several invoices totaling approximately $90,000 in the aggregate which On-Time Manufacturing, Inc. claimed were owing, and which were allegedly assigned to Metropolitan Creditors Service of Sacramento. The Company disputes the claims and filed an answer to the complaint in December 1998. In August 1999, Metropolitan Creditors Service of Sacramento sought to amend the Complaint to include additional claims for breach of contract, seeking compensatory and consequential damages in excess of $1 million. The Company proceeded to arbitration on the claims, including the breach of contract claims, and the arbitrator issued an award of $2,625 to Metropolitan Creditors Association on one invoice not encompassed by the contract, and ruled in the Company's favor on all other claims. Metropolitan Creditors Service of Sacramento rejected the arbitrator's award and elected to proceed to trial in Superior Court. The
Company will vigorously defend the action as baseless, and seek recovery of attorney's fees and costs in defending the action.

Item 2.  Changes in Securities.
               None.

Item 3.  Default Upon Senior Securities.
               None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company called a Special Meeting of Stockholders during the first quarter of the current fiscal year. The Company submitted 3 proposals to the Stockholders. Proposal 1 sought approval of an amendment to the Certificate of Incorporation eliminating the repurchase rights of the Series A Convertible Preferred Stock. Proposal 2 sought approval of an amendment to the Certificate of Incorporation allowing the Board to effect a one-for two share consolidation; and Proposal 3 sought approval of an amendment to the Certificate of Incorporation allowing the Board to effect a one-for-four share consolidation. Proposal 1 was passed by the Shareholders on July 30, 1999. Proposals 2 and 3 were passed by the Shareholders on August 13, 1999. The Board has not acted on Proposals 2 and 3, and there is no current intention to effect either of those proposals. American Securities Transfer & Trust, Inc. reports the following totals for all the proposals voted on:

Proposal #1  Amendment  to  Eliminate  Repurchase  Rights for Series A Preferred
Stock

               For               Against               Abstain
            13,125,873           256,695               68,858

Proposal #2 Amendment to Certificate of Incorporation to Effect 1:2 Stock Consolidation

               For               Against               Abstain
            13,637,138          1,258,032              62,161

Proposal #3 Amendment to Certificate of Incorporation to Effect 1:4 Stock Consolidation

               For               Against               Abstain
            13,575,829          1,316,991              64,511

All proposals submitted to stockholders for approval were passed, and the Board of Directors was granted discretion with respect to the appropriate timing for the announcement of the stock consolidation. The Board of Directors is not currently contemplating effecting either stock consolidation.

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


                                   THERMOGENESIS CORP.
                                   (Registrant)


Dated November 10, 1999            s/Philip H. Coelho
                                   Philip H. Coelho, Chief Executive Officer and
                                   Chairman of the Board
                                   (Principal Executive Officer)



                                   s/Renee M. Ruecker
                                   Renee M. Ruecker, V.P. Finance
                                   (Principal Financial and Accounting Officer)