Form 10-Q
period 1999-12-31
THERMOGENESIS CORP
filed 2000-02-11
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999.

                         Commission File Number: 0-16375
                        --------------------------------

                               THERMOGENESIS CORP.
             (Exact name of Registrant as specified in its charter)


                Delaware                               94-3018487
       ---------------------------                   ----------------
         (State of Incorporation)                    (I.R.S. Employer
                                                     Identification No.)

                              3146 Gold Camp Drive
                            Rancho Cordova, CA 95670
                                 (916) 858-5100
              ------------------------------------------------------
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

        Securities registered pursuant to section 12(b) of the Act: NONE

           Securities registered pursuant to section 12(g) of the Act:

                                                Name of each exchange
               Title of each class              on which registered
            -----------------------------      ------------------------
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


The number of shares of the registrant's common stock, $.001 par value, outstanding on February 2, 2000 was 21,389,179.

                                      THERMOGENESIS CORP.


                                             INDEX

                                                                           Page
                                                                          Number
Part I  Financial Information

Item 1.  Financial Statements (Unaudited):

         Balance Sheets at December 31, 1999
         and June 30, 1999 ....................................................3

         Statements of Operations for the
         Three and Six Months ended December 31, 1999 and 1998 ................5

         Statements of Cash Flows for
         the Three and Six Months Ended December 31, 1999 and 1998 ............6

         Notes to Financial Statements ........................................7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ........................10

Item 3. Quantitative and Qualitative Disclosures about Market Risk. See Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Part II Other Information

Item 1. Leegal proceedings ...................................................13
Item 2. Changes in Securities ................................................13
Item 3. Default Upon Senior Securities .......................................13
Item 4. Submission of Matters to a Vote of Security Holders ..................14
Item 5. Otther Information ...................................................14
Item 6. Exhibits and Reports on Form 8-K .....................................14


Signatures ...................................................................15

PART  I FINANCIAL INFORMATION

                                      THERMOGENESIS CORP.
                                        Balance Sheets
                                          (Unaudited)



                                                                     December 31,       June 30,
ASSETS                                                                   1999             1999
                                                                    -------------     -------------


Current Assets:

Cash and cash equivalents                                           $   3,730,000     $   2,327,000

Accounts receivable, net of allowance for doubtful
   accounts of $95,000 ($95,000 at June 30, 1999)                         870,000         1,204,000

Inventory                                                               2,362,000         2,717,000

Other current assets                                                      240,000           222,000
                                                                     -------------     -------------
     Total current assets                                               7,202,000         6,470,000

Equipment, at cost less accumulated depreciation
    of $1,491,000 ($1,216,000 at June 30, 1999)                         1,283,000         1,457,000

Prepaid royalties, net of accumulated amortization
    of $527,000 ($499,000 at June 30, 1999)                                27,000            55,000

Other assets                                                               56,000           151,000
                                                                    -------------     -------------
                                                                    $   8,568,000     $   8,133,000
                                                                    =============     =============




See accompanying notes to financial statements.

                                      THERMOGENESIS CORP.
                                  Balance Sheets (continued)
                                          (Unaudited)


                                                                     December 31,        June 30,
LIABILITIES AND SHAREHOLDER'S EQUITY                                     1999              1999
                                                                    --------------    --------------

Current liabilities:

   Accounts payable                                                 $     767,000     $     639,000

   Accrued payroll and related expenses                                   121,000           236,000

   Accrued liabilities                                                    382,000           539,000
                                                                    --------------    --------------
       Total current liabilities                                        1,270,000         1,414,000


Commitments and contingencies

Shareholders' equity:

  Series B convertible preferred stock, 4,080 shares authorized,
  4,000 issued and outstanding                                              1,000               ---

  Series A convertible  preferred stock,  1,200,000 shares
  authorized;  770,000 issued and outstanding (884,000 at
  June 30, 1999)                                                            1,000             1,000

  Preferred stock, $.001 par value; 795,920 shares
  authorized; no shares issued and outstanding                                ---               ---

 Common stock, $.001 par value; 50,000,000 shares
 authorized; 18,930,685 issued and outstanding (18,925,669 at
 June 30, 1999)                                                            21,000            21,000


 Paid in capital in excess of par                                      41,467,000        37,442,000

 Accumulated deficit                                                  (34,192,000)      (30,745,000)
                                                                    --------------    --------------
        Total shareholders' equity                                      7,298,000         6,719,000
                                                                    --------------    --------------
                                                                    $   8,568,000     $   8,133,000
                                                                    ==============    ==============



See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Operations
                                   (Unaudited)


                                              Three Months Ended                 Six Months Ended
                                                  December 31,                      December 31,
                                          ------------------------------      -------------------------
                                              1999            1998             1998              1999
                                         -------------    -------------    -------------   --------------

Net revenues                              $ 1,281,000     $  1,326,000      $ 2,260,000     $  2,426,000

Cost of revenues                            1,231,000        1,309,000        2,467,000        2,604,000
                                         -------------    -------------    -------------   --------------
     Gross profit (loss)                       50,000           17,000        (207,000)        (178,000)
                                         -------------    -------------    -------------   --------------

Expenses:

   General and administrative                 454,000          666,000          917,000        1,362,000

   Selling and marketing                      563,000          349,000        1,131,000          746,000

   Research and development                   404,000          453,000          865,000          963,000

   Issuance of stock options for
     services                                  15,000           15,000           30,000           26,000

   Interest                                     3,000           88,000            8,000           96,000
                                         -------------    -------------    -------------   --------------
      Total expenses                        1,439,000        1,571,000        2,951,000        3,193,000


Interest income                                 9,000            2,000           24,000           15,000
                                         -------------    -------------    -------------   --------------

Net loss                                 ($1,380,000)     ($1,552,000)     ($3,134,000)     ($3,356,000)
                                         =============    =============    =============   ==============

Per share data:

Net loss                                 ($1,380,000)     ($1,552,000)     ($3,134,000)     ($3,356,000)

Preferred stock discount                    (313,000)      (2,297,000)        (313,000)      (2,297,000)
                                         -------------    -------------    -------------   --------------

Net loss to common stockholders          ($1,693,000)     ($3,849,000)     ($3,447,000)     ($5,653,000)
                                         =============    =============    =============   ==============

Basic and diluted net loss per share          ($0.08)          ($0.20)          ($0.16)          ($0.30)
                                         =============    =============    =============   ==============

Shares used in computing
 per share data                            21,036,929       18,930,045       20,920,935       18,927,857
                                         =============    =============    =============   ==============



See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows
                   Six Months Ended December 31, 1999 and 1998



                                                                      1999                 1998
                                                                  -------------      ---------------
Cash flows from operating activities:

    Net loss                                                       ($3,134,000)        ($3,356,000)

    Adjustments to reconcile net loss to
     net cash used by operating activities:

        Depreciation and amortization                                   303,000             331,000

        Amortization of stock and options issued for services            37,000              32,000

        Net change in operating assets and liabilities:

            Accounts receivable                                         334,000             262,000

            Inventory                                                   355,000             439,000

            Other current assets                                       (18,000)            (50,000)

            Other assets                                                 95,000            (62,000)

            Accounts payable                                             98,000           (269,000)

            Accrued payroll and related expenses                      (115,000)              12,000

            Accrued liabilities                                       (127,000)               3,000
                                                                  -------------      ---------------

       Net cash used in operating activities                        (2,172,000)         (2,658,000)
                                                                  -------------      ---------------
Cash flows from investing activities:

   Capital expenditures                                               (101,000)            (40,000)
                                                                  -------------      ---------------

Cash flows from financing activities:

    Proceeds from short-term debt                                           ---             450,000

    Issuance of convertible preferred stock                           3,668,000           4,734,000

    Exercise of stock options and warrants                                8,000                 ---
                                                                  -------------      ---------------
        Net cash provided by financing activities                     3,676,000           5,184,000
                                                                  -------------      ---------------

   Net increase in cash and cash equivalents                          1,403,000           2,486,000

   Cash and cash equivalents at beginning of period                   2,327,000           1,975,000
                                                                  -------------      ---------------

   Cash and cash equivalents at end of period                        $3,730,000          $4,461,000
                                                                  ==============      ===============

See accompanying notes to financial statements


                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                                December 31, 1999
                                   (Unaudited)

Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

Inventory

Inventory consisted of the following at:


                                    December 31, 1999           June 30, 1999
                                    -----------------           -------------


    Raw materials                        $1,227,000              $1,330,000

    Work in process                         274,000                 363,000

    Finished goods                          861,000               1,024,000
                                         -----------               ---------
                                         $2,362,000              $2,717,000
                                         ===========             ===========



Series B Convertible Preferred Stock

On December 22, 1999, 4,000 shares of Series B Convertible Preferred Stock ("Series B") were sold in the initial closing of a private placement for net proceeds after payment of placement fees and expenses of $3,668,000. The final closing occurred on January 4, 2000 for 40 additional shares and net proceeds of $40,000. The significant features of the Series B are as follows:

        Voting Rights - The holders of shares of Series B have no general voting rights other than as accorded by law under certain circumstances that effect Series B holders.

        Liquidation Rights - In the event of liquidation or dissolution of the Company, the Series B stockholders are entitled to priority over common stockholders and in parity with Series A holders with respect to distribution of Company assets or payments to stockholders. The liquidation distribution is equal to $1,000 per share plus any accrued and unpaid dividends.

                               THERMOGENESIS CORP.
                    Notes to Financial Statements (Continued)
                                December 31, 1999
                                   (Unaudited)

Series B Convertible Preferred Stock (continued)

        Conversion Rights - The Series B is currently limited in conversion to a maximum of 4,236,000 shares. However, the current conversion price is a fixed conversion price of $2.2719 which represents the average market price of the Company's common stock for the ten days prior to the issuance of the Series B. Commencing on June 22, 2000, the conversion price will be adjusted on such date and every six months thereafter to be the lesser of (a) 130% of the fixed conversion price as stated above, or (b) 90% of the average market price for the ten days prior to such adjustment date. The conversion price is subject to further adjustment under certain other circumstances.

        Beneficial Conversion Feature - The value assigned to the beneficial conversion feature, as determined using the quoted market price of the Company's common stock on the date the Series B was sold, amounted to $777,000. Of the beneficial conversion feature, $292,000 is the amount attributed to the current conversion price and is recorded in the preferred stock discount at December 31, 1999. The remaining amount of the beneficial conversion feature, $485,000 will be amortized over the six months ended June 22, 2000, the initial reset date. The preferred stock discount at December 31, 1999 includes $21,000 of amortization.

        Dividends - Dividends at the rate of $60 per annum per share of Series B are payable in cash or, at the Company's option, may be added to the value of the Series B subject to conversion and to the $1,000 per share liquidation preference.

        Redemption - If the Company is in compliance with the terms of the Series B agreements, the Company has the right at any time to redeem the Series B at a premium (generally, 120% of the $1,000 per share liquidation value plus accrued and unpaid dividends), and under certain circumstances, at the market value of the common stock into which the
        Series B would otherwise be convertible. Assuming the Company is in compliance with such agreements, after the third anniversary of issuance, the Company may redeem the Series B at its liquidation value plus accrued and unpaid dividends.

        If certain events occur which are solely within the Company's control, the holders of the Series B have the right to request that the Company repurchase all or some of their Series B at the greater of the premium or converted market value. These events include the Company taking actions or omitting to take actions that result in the following:

               There is no closing bid price reported for the Company's common stock for five consecutive trading days;

               The Company's common stock ceases to be listed for trading on the Nasdaq SmallCap Market;

                               THERMOGENESIS CORP.
                    Notes to Financial Statements (Continued)
                                December 31, 1999
                                   (Unaudited)

Series B Convertible Preferred Stock (continued)

               The holders of the Seris B are unable, for 30 or more days (whether or not consecutive) to sell their common stock issuable upon conversion of the Series B preferred stock pursuant to an effective registration statement;

               The Company defaults under any of the agreements relating to the sale of the Series B;

               Certain business combination events;

               The adoption of any amendment to the Company's Certificate of Incorporation materially adverse to the holders of the Series B without the consent of the holders of a majority of the Series B; and

               The holders of the Series B are unable to convert all of their shares because of limitations under exchange or market rules that require stockholder approval of certain stock issuances and the Company fails to obtain such approval.

        However, if any of these events occur which are not solely within the Company's control, the Company can give a Control Notice to the Series B shareholders which provides for certain adjustments to the conversion price, in lieu of the Company repurchasing the Series B shares.

        In  addition,   preferred   shares  are  subject  to  certain   transfer
        restrictions and are entitled to certain registration rights.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
          for the Three and Six Months Ended December 31, 1999 and 1998

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

Beginning in late 1993, and with accelerated research and development efforts from 1996 to 1999 totaling approximately $10 million, the Company completed development of the BioArchive and CryoSeal technology platforms. Each of the platforms will give rise to multiple medical devices targeted at a number of surgical, intravenous and external wound healing applications. Also, the Company spent approximately an additional $1 million on improvements, additional accessories and beta test site support for the new products launched to date. To achieve completion of the development and add experienced executive talent to launch the products and move the Company to new levels of growth and revenues, considerable capital resources were used. The Company is currently seeking strategic alliance partners with substantially greater financial and marketing resources than the Company in order to maximize the commercial value of the CryoSeal and BioArchive platform products.

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying financial statements.

Results of Operations

Revenues:
Revenues for the three and six months ended December 31, 1999 were $1,281,000 and $2,260,000 compared to $1,326,000 and $2,426,000 for the three and six months ended December 31, 1998. The volume of revenues are consistent with those recorded in the corresponding periods of fiscal 1999. However, the slight decreases are due to the delay of expected orders for the BioArchive System. Five systems were sold in the six months ended December 31, 1998, which accounted for over 30% of that period's revenues, compared to two systems and 19% of revenues in the six months ended December 31, 1999. This delay in BioArchive sales was unexpected because the quotations requested by potential customers have risen steadily to 40 BioArchive Systems for Cord Blood Banks in 26 countries. The technical and regulatory hurdles within each country that are required to authorize this new medical therapy, prepare the Cord Blood Bank site and obtain the necessary budget allocation is a more time consuming process than originally estimated by the Company. Additional resources have been added to the Company's marketing efforts in order to assist the acceleration of this process.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
     for the Three and Six Months Ended December 31, 1999 and 1998 (Cont'd)


Results of Operations (Cont'd)

Revenues (Cont'd):
To somewhat offset the decrease in BioArchive sales the Company's freezer sales for the six months ended December 31, 1999 increased 51% over the freezer sales recorded in the corresponding fiscal 1999 period. The increase in freezer sales is primarily due to shipping ten MicroCascade Plasma freezers to a single customer in the second quarter of fiscal 2000.

Cost of Revenues:
Cost of revenues as a percent of revenues was approximately 96% and 109% for the three and six months ended December 31, 1999, as compared to 99% and 107% for the corresponding fiscal 1999 periods. The cost of revenues percentage decrease in the second quarter as compared to the prior year was due to the mix of products sold and the Company's cost reduction efforts. However, cost of revenues was higher for the six months ended December 31, 1999 as compared to the prior year, primarily due to the decrease in sales volume, the mix of products sold and the Company's significant overhead costs associated with building and maintaining an infrastructure that is required to meet FDA regulatory requirements and standards for production of Class II medical devices. The Company has built up the infrastructure in anticipation of the marketing launches of the two new products.

General and Administrative Expenses:
General and administrative expenses were $454,000 and $917,000 for the three and six months ended December 31, 1999 compared to $666,000 and $1,362,000 for the fiscal 1999 periods, a decrease of 32% and 33%, respectively. The decreases were primarily due to personnel reductions and transferring or allocating personnel to other functions, namely sales and marketing and research and development.

Sales and Marketing Expenses:
Selling and marketing expenses for the three and six months ended December 31, 1999 were $563,000 and $1,131,000, compared to $349,000 and $746,000 for the comparable fiscal 1999 periods. The increased sales and marketing resources were dedicated to expanding the global sales force for BioArchive systems from one to three and further expanding the efforts to satisfy the customers' needs for technical support to satisfy scientific and regulatory requirements for establishing Cord Blood banks in their respective countries. In addition, greater sales and marketing resources were devoted to the initial efforts to launch the CryoSeal AHF system. The Company expects the increased spending on sales and marketing resources to continue, as its primary focus is to drive revenue generated by the two new products.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
              for the Three and Six Months Ended December 31, 1999



Results of Operations (Cont'd)

Research and Development Expenses:
Research and development expenses for the three and six months ended December 31, 1999 were $404,000 and $865,000 compared to $453,000 and $963,000 for the corresponding fiscal 1999 periods. These decreases are primarily due to cost reduction efforts which were initiated the first quarter of fiscal 1999 and have continued into fiscal 2000. Management expects the research and development line item to increase during the completion of the CryoSeal AFG pre clinical trials.

Liquidity and Capital Resources

Working capital increased by $876,000 from June 30, 1999 to December 31, 1999. The increase was due to the net proceeds received from the private placement.

The Company used $2,172,000 for operations for the six months ended December 31, 1999. This was primarily due to lower sales volume in relationship to fixed manufacturing costs and added personnel to generate revenues. The report of independent auditors on the Company's June 30, 1999 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company has developed a plan to address these issues and believes that its plan will enable the Company to continue as a going concern through the end of calendar year 2000 without additional financing. In the past, the Company has been able to obtain financing to continue its operations and product development. The plan includes the realization of revenues from the commercialization of new products and the reduction of certain operating expenses as required. Additionally, the Company is currently pursuing partnering relationships with large corporations in connection with the products derived from the BioArchive and CryoSeal technology platforms. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve additional financing or reach a strategic relationship, or that such events will be on terms favorable to the Company.

The Company made the transition to the calendar year 2000 without "Year 2000" interruptions. The Company did not incur any material costs to be "Year 2000" compliant.

At December 31, 1999, the Company has no significant outstanding capital commitments.

Quantitative and Qualitative Disclosures About Market Risk

All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. The Company has no long-term debt or investments and therefore is not subject to interest rate risk.

PART II -  OTHER INFORMATION

Item 1.   Legal  proceedings.  In December  1998, the Company was served with a civil action entitled Metropolitan Creditors Service of Sacramento vs. THERMOGENESIS CORPORATION, Sacramento Superior Court No. 98-AS-05815. The action allegedly arises from the Company's vendor relationship with On-Time Manufacturing, Inc., and relates to several invoices totaling approximately $90,000 in the aggregate which On-Time Manufacturing, Inc. claimed were owing, and which were allegedly assigned to Metropolitan Creditors Service of Sacramento. The Company disputes the claims and filed an answer to the complaint in December 1998. In August 1999, Metropolitan Creditors Service of Sacramento sought to amend the Complaint to include additional claims for breach of contract, seeking compensatory and consequential damages in excess of $1 million. The Company proceeded to arbitration on the claims, including the breach of contract claims, and the arbitrator issued an award of $2,625 to Metropolitan Creditors Association on one invoice not encompassed by the contract, and ruled in the Company's favor on all other claims. Metropolitan Creditors Service of Sacramento rejected the arbitrator's award and elected to proceed to trial in Superior Court. In January 2000, following conversion of the On- Time bankruptcy proceeding to Chapter 7 liquidation, the Company and Metropolitan Creditors attended a judicial settlement conference, during which all claims were settled, without admission of liability by either party. The settlement is conditioned upon Bankruptcy Court approval in the On-Time bankruptcy proceeding, and the Company will pay to the bankruptcy trustee the sum of $40,000 upon receipt of the approval.

Item 2.   Changes in Securities.
          None.

Item 3.   Default Upon Senior Securities. None.

Item 4.   Submission of Matters to a Vote of Security Holders.

American Securities Transfer & Trust, Inc. reports the following totals for all the proposals voted on at the Annual Meeting of shareholders held December 10, 1999.

Proposal #1  Election of Directors     For           Withhold
             ---------------------  -----------     ---------
               Philip H. Coelho     14,205,061       313,415
               James Godsey         14,205,424       313,052
               Patrick McEnany      14,033,180       485,296
               Hubert Huckel        14,130,174       388,302
               David Howell         14,058,161       460,315

Proposal #2  Approval of Amendment to the Company's 1998 Equity Incentive Plan
             to add an additional 1,000,000 shares of common stock underlying that plan.

                  For             Against        Abstain
               -----------      ----------    -----------
               13,339,291         980,373       198,812


Item 5.  Other Information.
               None

Item 6.  Exhibits and Reports on Form 8-K.

               (a) Exhibits
                      None.

               (b) Reports on Form 8-K.
                      (1) Form 8-K for event dated December 22, 1999.

                               THERMOGENESIS CORP.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THERMOGENESIS CORP.
                                  (Registrant)


Dated February 10, 2000

                                  /s/ PHILIP H. COELHO
                                      -----------------------------------------
                                      Philip H. Coelho
                                      Chief Executive Officer
                                     (Principal Executive Officer)





                                 /s/ RENEE M. RUECKER
                                     -------------------------------------------
                                     Renee M. Ruecker
                                     Vice President of Finance
                                    (Principal Financial and Accounting Officer)