Form 10KSB/A
period 1999-06-30
THERMOGENESIS CORP
filed 2000-03-10
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-K/A-1

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


Title of each class registered         Name of each exchange on which registered
Common Stock, $.001 Par Value                   NASDAQ SmallCap Market



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on September 17, 1999, was $45,567,219.

The number of shares of the registrant's common stock, $.001 par value, outstanding on September 17, 1999, was 20,803,032.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant's annual meeting of stockholders to be held on December 16, 1999.

ITEM 6.   SELECTED FINANCIAL DATA


                               THERMOGENESIS CORP.
                   FIVE-YEAR REVIEW OF SELECTED FINANCIAL DATA




     Summary of
     Operations                1999             1998             1997             1996             1995
------------------------------------------------------------------------------------------------------------

Net revenues                $5,004,890       $4,396,891       $6,614,044       $4,124,634       $3,311,880

Cost of revenues            (4,325,228)      (5,523,496)      (4,326,964)      (1,759,659)      (2,096,116)
                         -----------------------------------------------------------------------------------
Gross profit                   679,662       (1,126,605)       2,287,080        2,364,975        1,215,764

General and
administrative              (2,924,090)      (2,132,985)      (1,370,401)        (426,318)        (334,028)

Selling and
marketing                   (1,750,972)      (2,369,010)      (2,143,523)      (1,173,254)        (827,269)

Research and
development                 (2,004,798)      (3,858,077)      (3,562,280)      (1,317,330)        (446,780)

Other income                    80,527           69,509          114,372           84,847          304,017

Other expense                 (179,233)        (133,627)        (131,070)        (101,454)               -
                         -----------------------------------------------------------------------------------
Net loss                   ($6,098,904)     ($9,550,795)     ($4,805,822)       ($568,534)        ($88,296)
                         ===================================================================================
Basic and diluted net
loss per share                  ($0.52)          ($0.54)          ($0.32)          ($0.05)          ($0.01)
                         ===================================================================================



  Balance Sheet Data           1999            1998             1997              1996             1995
------------------------------------------------------------------------------------------------------------

Cash                        $2,327,165       $1,975,042       $3,510,861       $1,243,079      $   325,965

Working capital              5,054,940        3,665,798        6,407,237        3,589,057        1,413,156

Total assets                 8,133,264        7,799,242       10,187,726        5,937,140        2,662,839

Total liabilities            1,414,620        2,226,350        2,163,084        1,562,829          662,256

Total shareholders'
equity                       6,718,644        5,572,892        8,024,642        4,374,311        2,000,583


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                                   Page Number


Report of Ernst & Young LLP,  Independent Auditors.........................................F-1

Balance Sheets at June 30, 1999 and 1998...................................................F-2

Statements of Operations for the years ended June 30, 1999, 1998, and 1997.................F-4

Statements of Shareholders' Equity for the years ended June 30, 1999, 1998 and 1997........F-5

Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997..................F-6

Notes to Financial Statements..............................................................F-7


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

                                                             ERNST & YOUNG LLP

Sacramento, California
August 13, 1999

                               THERMOGENESIS CORP.
                                 Balance Sheets



                                                             June 30, 1999          June 30, 1998
                                                             -------------          -------------

ASSETS

Current Assets:

   Cash and cash equivalents                                    $2,327,165             $1,975,042

   Accounts receivable, net of allowance for doubtful
     accounts of $95,000 ($97,910 at June 30, 1998)              1,203,539              1,280,327

   Inventory                                                     2,716,927              2,456,565

   Other current assets                                            221,929                180,214
                                                                ----------             ----------
     Total current assets                                        6,469,560              5,892,148

Equipment, at cost less accumulated depreciation
  of $1,216,253 ($861,750 at June 30, 1998)                      1,457,459              1,679,201

Prepaid royalties, net of accumulated amortization of
  $499,089 ($443,637 at June 30, 1998)                              55,411                110,863

   Other assets                                                    150,834                117,030
                                                                ----------             ----------
                                                                $8,133,264             $7,799,242
                                                                ==========             ==========


                             See accompanying notes.

                               THERMOGENESIS CORP.
                           Balance Sheets (Continued)





LIABILITIES AND SHAREHOLDERS' EQUITY                         June 30, 1999          June 30, 1998
                                                             -------------          -------------
Current liabilities:

  Accounts payable                                            $   639,649           $  1,301,141

  Accrued payroll and related expenses                            236,317                345,875

  Accrued liabilities                                             538,654                579,334
                                                              -----------           ------------
    Total current liabilities                                   1,414,620              2,226,350

Commitments and contingencies

     Shareholders' equity:

   Convertible preferred stock, $.001 par value,
     1,200,000 shares authorized; 884,000 issued and
     outstanding ($5,746,000 aggregate involuntary
     liquidation value at June 30, 1999)                              884                     --

   Preferred stock, $.001 par value; 800,000 shares
     authorized; no shares issued and outstanding                       -                      -

   Common stock, $.001 par value; 50,000,000 shares
     authorized: 20,597,532 issued and outstanding
     (18,925,669 at June 30, 1998)                                 20,598                 18,926

Paid in capital in excess of par                               37,442,351             26,293,511

Accumulated deficit                                           (30,745,189)           (20,739,545)
                                                              -----------           ------------
   Total shareholders' equity                                   6,718,644              5,572,892
                                                              -----------           ------------
                                                              $ 8,133,264           $  7,799,242
                                                              ===========           ============

                             See accompanying notes.

                               THERMOGENESIS CORP.
                            Statements of Operations



                                                                 Years ended June 30,

                                                        1999             1998             1997
                                                        ----             ----             ----

Net revenues                                      $   5,004,890     $  4,396,891     $  6,614,044

Cost of revenues                                      4,325,228        5,523,496        4,326,964
                                                  -------------     ------------     ------------
   Gross profit (loss)                                  679,662       (1,126,605)       2,287,080

Expenses:

   General and administrative                         2,924,090        2,132,985        1,370,401

   Selling and marketing                              1,750,972        2,369,010        2,143,523

   Research and development                           2,004,798        3,858,077        3,562,280

   Issuance of stock options for services                56,000           64,000           56,000

   Interest and other                                   123,233           69,627           75,070
                                                  -------------     ------------     ------------
     Total expenses                                   6,859,093        8,493,699        7,207,274

Interest and other income                                80,527           69,509          114,372
                                                  -------------     ------------     ------------
Net loss                                            ($6,098,904)     ($9,550,795)     ($4,805,822)
                                                  =============     ============     ============
Per share data:

Net loss                                             (6,098,904)      (9,550,795)      (4,805,822)

Convertible preferred stock discount                  3,906,740               --               --
                                                  -------------     ------------     ------------
Net loss to common stockholders                    ($10,005,644)     ($9,550,795)     ($4,805,822)
                                                  =============     ============     ============
Basic and diluted net loss per share                     ($0.52)          ($0.54)          ($0.32)
                                                  =============     ============     ============
Shares used in computing per share data              19,242,310       17,629,876       14,805,000
                                                  =============     ============     ============


                             See accompanying notes.

                               THERMOGENESIS CORP.
                       Statements of Shareholder's Equity




                                                                   Paid in                           Total
                                      Preferred       Common     capital in       Accumulated     shareholders'
                                        Stock          Stock    excess of par       deficit          equity

Balance at June 30, 1996                             $12,709     $10,744,530      ($6,382,928)     $ 4,374,311

Issuance of 254,750 common shares
for exercise of warrants and options                     255         681,101                -          681,356

Issuance of 145,586 common
shares for inventory                                     146         444,151                -          444,297

Issuance of 2,756,002 common
shares in private placement                            2,756       7,271,744                -        7,274,500

Amortization of options issued
previously for services                                    -          56,000                -           56,000

Net loss                                                   -               -       (4,805,822)      (4,805,822)
                                                     -------     -----------     ------------      -----------
Balance at June 30, 1997                              15,866      19,197,526      (11,188,750)       8,024,642

Issuance of 273,650 common shares
for exercise of warrants and options                     273         601,853                -          602,126

Issuance of 2,786,714 common
  shares in private placement                          2,787       6,430,132                -        6,432,919

Amortization of options issued
previously for services                                    -          64,000                -           64,000

Net loss                                                   -               -       (9,550,795)      (9,550,795)
                                                  ------------   -----------     ------------      -----------
Balance at June 30, 1998                              18,926      26,293,511      (20,739,545)       5,572,892

Issuance of 1,750 common shares for
exercise of options                                        2           4,189                -            4,191

Issuance of 1,077,540 convertible
preferred shares in private placement     $1,078           -       6,226,264                -        6,227,342

Convertible preferred stock discount           -           -       3,604,740       (3,604,740)               -

Amortization of options issued
previously for services                        -           -          56,000                -           56,000

Issuance of 142,413 common shares
for services                                   -         142         186,981                -          187,123

Issuance of 90,000 common stock
warrants                                       -           -          70,000                -           70,000

Convertible preferred stock accretion          -           -         302,000         (302,000)               -

Issuance of 967,700 common shares
upon conversion of preferred stock          (194)        968            (774)               -                -

Issuance of 560,000 common shares              -         560         699,440                -          700,000

Net loss                                       -           -               -       (6,098,904)      (6,098,904)
                                          ======     =======     ===========     ============      ===========
Balance at June 30, 1999                  $  884     $20,598     $37,442,351     ($30,745,189)     $ 6,718,644
                                          ======     =======     ===========     ============      ===========


                             See accompanying notes.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows


                                                                      Years Ended June 30

                                                            1999               1998             1997
                                                            ----               ----             ----
Cash flows from operating activities:

   Net loss                                              ($6,098,904)      ($9,550,795)     ($4,805,822)

   Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                           548,472           440,454          312,077

     Issuance of common stock for services                   257,123                 -                -

     Issuance of common stock for inventory                        -                 -          444,297

     Amortization of stock options issued for services        56,000            64,000           56,000

Net changes in operating assets and liabilities

     Accounts receivable                                      76,788           787,663         (626,842)

     Inventory                                              (416,268)          (79,436)        (442,170)

     Other current assets                                    (41,715)           13,480         (203,642)

     Other assets                                            (33,804)          139,596         (116,645)

     Accounts payable                                       (661,492)         (136,407)         579,651

     Accrued payroll and related expenses                   (109,558)           71,867           89,348

     Accrued liabilities                                     (40,680)          127,806         (100,744)
                                                         -----------       -----------      -----------
   Net cash used in operating activities                  (6,464,038)       (8,121,772)      (4,814,492)
                                                         -----------       -----------      -----------
Cash flows from investing activities:

   Capital expenditures                                     (115,372)         (449,092)        (873,582)
                                                         -----------       -----------      -----------
     Net cash used in investing activities                  (115,372)         (449,092)        (873,582)
                                                         -----------       -----------      -----------
Cash flows from financing activities:

   Exercise of stock options and warrants                      4,191           602,126          681,356

   Issuance of convertible preferred stock                 6,227,342                 -                -

   Issuance of common stock                                  700,000         6,432,919        7,274,500
                                                         ===========       ===========      ===========
     Net cash provided by financing activities             6,931,533         7,035,045        7,955,856
                                                         -----------       -----------      -----------
Net increase (decrease) in cash and cash equivalents         352,123        (1,535,819)       2,267,782

Cash and cash equivalents at beginning of year             1,975,042         3,510,861        1,243,079
                                                         ===========       ===========      ===========
Cash and cash equivalents at end of year                 $ 2,327,165       $ 1,975,042      $ 3,510,861
                                                         ===========       ===========      ===========
Supplemental cash flow information:

   Cash paid during the year for interest                $    31,968       $    47,511      $    75,070
                                                         ===========       ===========      ===========
Supplemental non-cash flow information:

   Equipment acquired by capital lease obligations       $         -       $         -       $   32,000
                                                         ===========       ===========       ==========


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

Basis of Presentation

The Company has incurred recurring operating losses and has an accumulated deficit of $30,745,189 as of June 30, 1999. The report of independent auditors on the Company's June 30, 1999, financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 2000. This plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financings in amounts sufficient to fund further growth, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

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

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.   Summary of Significant Accounting Policies (Continued)

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. SFAS 128 was adopted during the year ended June 30, 1998, and had no impact on the basic and diluted net loss per share for the years ended June 30, 1997 and 1996.

Comprehensive Income

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130, which is effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods to be provided for comparative purposes. SFAS 130 was adopted during the year ended June 30, 1999, and did not have a significant impact on the Company's existing disclosures.

Segment Disclosure

In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131) which establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 was adopted during the year ended June 30, 1999, and did not have a significant impact on the Company's existing disclosures.

Reclassifications

Certain amounts in the prior years financial statements have been reclassified to conform with the 1999 presentation.

2. Inventory

Inventory consisted of the following at June 30:

                                         1999              1998
                                         ----              ----

Raw materials                         $1,329,457        $1,313,792

Work in process                          363,331           282,946

Finished goods                         1,024,139           859,827
                                      ----------        ----------
                                      $2,716,927        $2,456,565
                                      ==========        ==========

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


3.  Equipment

Equipment consisted of the following at June 30:

                                                        1999             1998
                                                        ----             ----

     Construction in progress                      $    48,903      $         -

     Office equipment                                  294,198          368,248

     Computers and purchased software                1,001,405        1,051,974

     Machinery and equipment                         1,043,661          841,407

     Leasehold improvements                            285,545          279,322
                                                   -----------      -----------
                                                     2,673,712        2,540,951

Less accumulated depreciation and amortization      (1,216,253)        (861,750)
                                                   -----------      -----------
                                                   $ 1,457,459      $ 1,679,201
                                                   ===========      ===========

4.   Accrued Liabilities

Accrued liabilities consisted of the following at June 30:

                                         1999              1998
                                         ----              ----


Accrued warranty reserves              $162,992          $237,440

Accrued legal reserves                  228,328            76,500

Capital lease obligations                56,738           162,670

Other accrued liabilities                90,596           102,724
                                       --------          --------
                                       $538,654          $579,334
                                       ========          ========

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


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

Operating Leases

The Company leases its manufacturing and corporate facilities and certain equipment pursuant to operating leases. The annual future cash obligations under these leases are as follows:

               2000                         268,921
               2001                         247,302
               2002                         134,213
                                          ---------
               Total                      $ 650,436
                                          =========

Rent expense was $310,381, $275,076 and $221,986 for the years ended June 30, 1999, 1998 and 1997.

Capital Leases

The Company leases certain equipment under capital leases. The following amounts are included in equipment as assets under these capital leases as of June 30:


                                               1999               1998
                                               ----               ----

Cost                                         $520,140           $520,140

Less: accumulated amortization                356,055            248,280
                                             --------           --------
Net assets under capital leases              $164,085           $271,860
                                             ========           ========

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

6.   Shareholders' Equity

Convertible Preferred Stock

In January 1999 the Company completed a private placement of 1,077,540 shares of Convertible Preferred Stock, raising $6,227,342, net of commissions and direct expenses. Commissions of 7% of the gross proceeds and warrants to purchase 200,000 shares of common stock at $1.70 per share were issued to the placement agent. The significant features of the Preferred Stock are as follows:

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

     Redemption - When issued, the Preferred Stock contained redemption rights which allowed the Preferred Stock to be redeemable upon the request of any holder of at any time following the fifth anniversary of the date of issuance. The redemption price shall be the liquidation preference as stated above. However, on July 30, 1999, the common stockholders voted to remove the redemption rights associated with the Preferred Stock. Removal of the redemption rights allows the Preferred Stock to be included as Stockholders Equity. The excess of the Preferred Stock's redemption price over its carrying value is being accreted by periodic charges to accumulated deficit from the date of issuance through July 31, 1999.

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

Common Stock

The Company completed a private financing on December 31, 1997, in which it received $6,432,919 net of expenses. The proceeds from the offering were received from the sale of 2,786,714 shares of common stock at $2.50 per share and issued three year warrants to the purchasers representing the right to acquire an additional 278,100 shares in the aggregate, at an exercise price of $3.00 per share. No warrants have been exercised as of June 30, 1999.

The Company completed a minimum equity offering of units in a private placement on November 27, 1996, in which it received proceeds of $7,274,500, net of expenses. The proceeds from the offering were received from the sale of 1,378,001 units at $6.00 per unit. Each unit consisted of two shares of common stock and a seven year warrant representing the right to acquire one additional share of common stock at an exercise price of $3.1624 per share. No warrants have been exercised as of June 30,1999.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


6.   Shareholders' Equity (Continued)

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

Stock Options

On July 31, 1996, and May 29, 1996, the Company issued options to purchase 200,000 and 100,000 shares, respectively, of the Company's common stock for consulting services. The exercise price is equal to the fair market value as determined by the closing bid price for the Company's common stock on the date of grant. The Company has recorded stock compensation expense recognizing the estimated fair value of the options of $56,000, $64,000 and $56,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

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

A summary of stock option activity for the three years ended June 30, 1999, follows:


                                          Number of          Weighted-Average
                                           Options               Exercise
                                         Outstanding          Price Per Share
                                         -----------          ---------------

Balance at June 30, 1996                   1,164,333                $2.23
Options granted                            1,184,000                 3.16
Options cancelled                           (344,501)                3.31
Options exercised                            (37,250)                1.98
                                           ---------
Balance at June 30, 1997                   1,966,582                 2.61
Options granted                              509,000                 3.01
Options cancelled                           (232,225)                3.09
Options exercised                           (268,025)                2.22
                                           ---------
Balance at June 30, 1998                   1,975,332                 2.71
Options granted                              178,500                 2.30
Options cancelled                           (530,332)                2.41
Options exercised                             (1,750)                2.08
                                           ---------
Balance at June 30, 1999                   1,621,750                 2.76
                                           =========

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


6.    Shareholders' Equity (Continued)

Stock Options (Continued)

The following table summarizes information about stock options outstanding at June 30, 1999:



                         Options Outstanding                                   Options Exercisable


                                        Weighted
                                        Average
    Range of           Number           Exercise          Weighted
    Exercise        Outstanding       Contractual         Average            Number           Weighted
     Prices          Remaining            Life         Exercise Price     Exercisable      Average Price


 $1.16 - $1.90              7,750      2.01 years              $1.65              6,750            $1.61

 $2.13 - $3.00          1,234,000      1.80 years              $2.52            959,609            $2.47

 $3.13 - $4.50            380,000      2.11 years              $3.56            315,333            $3.63
                       ----------                                            ----------
     Total              1,621,750      1.87 years              $2.76          1,281,692            $2.75
                        =========                                             =========


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

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


6.    Shareholders' Equity (Continued)

Stock Options (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net loss for fiscal 1996 through 1999 is not representative of the pro forma effect on operations in future years because it does not take into consideration pro forma compensation expense related to grants made prior to July 1, 1995. The Company's pro forma information is as follows for the years ended June 30:

                               1999                 1998                1997
                               ----                 ----                ----
Net Loss

   As reported             ($6,098,904)         ($9,550,795)        ($4,805,822)

   Pro Forma                (6,594,368)         (10,217,657)         (5,325,270)

Net loss per share

   As reported                  ($0.52)              ($0.54)             ($0.32)

   Pro Forma                    ($0.55)               (0.58)              (0.36)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions: expected volatility of 92%; an expected life of 3 years; a risk-free interest rate of 5.62% and no expected dividends. The weighted average grant date fair value of options granted during the years ended June 30, 1999, 1998 and 1997 was $1.70, $1.69 and $1.80, respectively.

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

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


8.  Income Taxes

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rates of 34% to income tax expense is as follows for the years ended June 30:


                                                   1999                1998                1997
                                                   ----                ----                ----

Statutory federal income tax benefit           $(2,074,000)        $(3,290,000)        $(1,630,000)
Net operating loss with no tax benefit           2,074,000           3,290,000           1,630,000
                                               -----------         -----------         -----------
   Total federal income tax                    $         -         $         -         $         -
                                               ===========         ===========         ===========

At June 30, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $25,585,000 and $7,500,000, respectively, that are available to offset future income. The federal and state loss carryforwards expire in various years between 2002 and 2019, and 2000 and 2004, respectively.

At June 30, 1999, the Company has research and experimentation credit carryforwards of approximately $293,000 for federal tax purposes that expire in various years between 2002 and 2019 and $174,000 for state income tax purposes that do not have an expiration date. In addition, the Company has approximately $15,000 in other state tax credits.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                         June 30, 1999          June 30, 1998
                                         -------------          -------------
Deferred tax assets

   Net operating loss carryforwards      $   9,145,000          $   7,109,000

   Income tax credits                          418,000                102,000

   Capitalized research costs                  292,000                      -

   Other                                       358,000                374,000
                                         -------------          -------------
Total deferred taxes                        10,213,000              7,585,000

Valuation allowance                        (10,213,000)            (7,585,000)
                                         -------------          -------------
Net deferred taxes                       $           -          $           -
                                         =============          =============

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


8.  Income Taxes (Continued)

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment no. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2000                     THERMOGENESIS CORP.


                                        /s/PHILIP H. COELHO
                                           ------------------------------------
                                           Philip H. Coelho, Chairman & C.E.O.