Form 10-Q
period 2000-03-31
THERMOGENESIS CORP
filed 2000-05-15
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.


                         Commission File Number: 0-16375
                       ----------------------------------

                               THERMOGENESIS CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                        94-3018487
     ------------------------                            -------------------
     (State of Incorporation)                            (I.R.S. Employer
                                                         Identification No.)


                              3146 Gold Camp Drive
                            Rancho Cordova, CA 95670
                                 (916) 858-5100
               ---------------------------------------------------
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

The number of shares of the registrant's common stock, $.001 par value, outstanding on April 25, 2000 was 24,769,584.

                               THERMOGENESIS CORP.

                                      INDEX


                                                                                           Page Number
                                                                                           -----------
Part I  Financial Information

Item 1. Financial Statements (Unaudited):

          Balance  Sheets  at March 31,  2000 and June 30,  1999..................................3

          Statements of Operations for the Three and Nine months ended March 31,
          2000 and 1999...........................................................................5

          Statements  of Cash Flows for the Nine months ended March 31, 2000 and
          1999....................................................................................6

          Notes to Financial Statements...........................................................7

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations............................................................................10

Item 3. Quantitative  and  Qualitative   Disclosure  About  Market  Risk.  See
        Management's  Discussion and Analysis of Financial Condition and Results
        of Operations


Part II Other Information

Item 1. Legal proceedings........................................................................13
Item 2. Changes in Securities....................................................................13
Item 3. Default Upon Senior Securities...........................................................13
Item 4. Submission of Matters to a Vote of Security Holders......................................13
Item 5. Other Information........................................................................13
Item 6. Ehibits and Reports on Form 8-K..........................................................13


Signatures.......................................................................................14


PART  I FINANCIAL INFORMATION

                               THERMOGENESIS CORP.
                                 Balance Sheets
                                   (Unaudited)



                                                                       March 31,         June 30,
ASSETS                                                                   2000              1999
                                                                     -------------    -------------

Current Assets:

Cash and cash equivalents                                            $  3,565,000     $   2,327,000

Accounts receivable, net of allowance for doubtful
   accounts of $95,000 ($95,000 at June 30, 1999)                         747,000         1,204,000

Inventory                                                               2,297,000         2,717,000

Other current assets                                                      238,000           222,000
                                                                     -------------    -------------
     Total current assets                                               6,847,000         6,470,000


Equipment, at cost less accumulated depreciation
    of $1,685,000 ($1,216,000 at June 30, 1999)                         1,160,000         1,457,000

Prepaid royalties, net of accumulated amortization
    of $540,000 ($499,000 at June 30, 1999)                                14,000            55,000

Other assets                                                               55,000           151,000
                                                                     -------------    -------------
                                                                     $  8,076,000     $   8,133,000
                                                                     =============    =============




                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                           Balance Sheets (continued)
                                   (Unaudited)


                                                                        March 31,        June 30,
LIABILITIES AND SHAREHOLDER'S EQUITY                                      2000             1999
                                                                     -------------     -------------

Current liabilities:

   Accounts payable                                                  $    377,000      $    639,000

   Accrued payroll and related expenses                                   194,000           236,000

   Accrued liabilities                                                    351,000           539,000
                                                                     -------------     -------------
         Total current liabilities                                        922,000         1,414,000

Commitments and contingencies                                                 ---               ---

Shareholders' equity:

   Series B convertible preferred stock, 4,080 shares authorized,
   4,040 issued and outstanding                                             1,000               ---

   Series A convertible  preferred  stock,  1,200,000 shares
   authorized;  166,000 issued and outstanding (884,000 at
   June 30, 1999)                                                           1,000             1,000

   Preferred stock, $.001 par value; 795,920 shares authorized;
   no shares issued and outstanding                                           ---               ---

   Common stock, $.001 par value; 50,000,000 shares
   authorized; 24,769,584 issued and outstanding (18,925,669
   at June 30, 1999)                                                       25,000            21,000

 Paid in capital in excess of par                                      42,744,000        37,442,000

 Accumulated deficit                                                  (35,617,000)      (30,745,000)
                                                                     -------------     -------------
         Total shareholders' equity                                     7,154,000         6,719,000
                                                                     -------------     -------------
                                                                     $  8,076,000      $  8,133,000
                                                                     =============     =============


                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Operations
                                   (Unaudited)


                                               Three Months Ended                 Nine Months ended
                                                     March 31,                         March 31,
                                              2000             1999             2000             1999
                                         -------------     ------------     ------------    -------------

Net revenues                             $    927,000      $   866,000      $ 3,188,000     $  3,290,000

Cost of revenues                              879,000        1,031,000        3,345,000        3,619,000
                                         -------------     ------------     ------------    -------------

     Gross profit (loss)                       48,000         (165,000)        (157,000)        (329,000)
                                         -------------     ------------     ------------    -------------
Expenses:

   General and administrative                 436,000          794,000        1,393,000        2,171,000

   Sales and service                          503,000          471,000        1,627,000        1,217,000

   Research and development                   309,000          513,000        1,171,000        1,507,000

   Interest                                     4,000           16,000           12,000          113,000
                                         -------------     ------------     ------------    -------------

      Total expenses                        1,252,000        1,794,000        4,203,000        5,008,000

Interest income                                25,000           31,000           49,000           52,000
                                         -------------     ------------     ------------    -------------

Net loss                                  ($1,179,000)     ($1,928,000)     ($4,311,000)     ($5,285,000)
                                         =============     ============     ============    =============
Per share data:

Net loss                                  ($1,179,000)     ($1,928,000)     ($4,311,000)     ($5,285,000)

Preferred stock discount                      245,000        1,467,000          558,000        3,764,000
                                         -------------     ------------     ------------    -------------

Net loss to common stockholders           ($1,424,000)     ($3,395,000)     ($4,869,000)     ($9,049,000)
                                         =============     ============     ============    =============

Basic and diluted net loss per share            ($.06)          ($0.18)           ($.23)           ($.48)
                                         =============     ============     ============    =============
Shares used in computing per share
 data                                      22,522,703       19,033,888       21,454,858       18,963,201
                                         =============     ============     ============    =============




                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows
                           Nine months ended March 31,


Cash flows from operating activities:                                   2000                1999
                                                                   -------------       -------------

    Net loss                                                        ($4,311,000)        ($5,285,000)

    Adjustments to reconcile net loss to
     net cash used in operating activities:

    Depreciation and amortization                                       510,000             506,000

    Amortization of stock and options issued for services                45,000              92,000

    Net change in operating assets and liabilities:

       Accounts receivable                                              457,000             333,000

       Inventory                                                        420,000             (89,000)

       Other current assets                                             (16,000)              7,000

       Other assets                                                      96,000             (48,000)

       Accounts payable                                                (262,000)           (330,000)

       Accrued payroll and related expenses                             (42,000)            (97,000)

       Accrued liabilities                                             (188,000)             26,000
                                                                   -------------       -------------

    Net cash used in operating activities                            (3,291,000)         (4,885,000)
                                                                   -------------       -------------

Cash flows used in investing activities:

    Capital expenditures                                               (172,000)            (64,000)
                                                                   -------------       -------------
Cash flows from financing activities:

    Issuance of convertible preferred stock                           3,709,000           6,228,000

    Exercise of stock options and warrants                              992,000               4,000
                                                                   -------------       -------------

    Net cash provided by financing activities                         4,701,000           6,232,000
                                                                   -------------       -------------

    Net increase in cash and cash equivalents                         1,238,000           1,283,000

    Cash and cash equivalents at beginning of period                  2,327,000           1,975,000
                                                                   -------------       -------------

    Cash and cash equivalents at end of period                     $  3,565,000        $  3,258,000
                                                                   =============       =============



                 See accompanying notes to financial statements

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

1.  Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

Summary of Significant Accounting Policies

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The Company is currently assessing the impact, if any, that the SAB will have on its revenue recognition policy. The Company's existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. The SAB could require the Company to recognize revenue upon installation of the BioArchive System. The effect of the change, if any, must be recognized as a cumulative effect of a change in accounting no later than the quarter ending September 30, 2000. At the current time, it is not possible to determine the effect this change will have on the results of operations of the Company.

Inventory

Inventory consisted of the following at:


                                       March 31, 2000           June 30, 1999
                                       --------------           -------------

      Raw materials                    $   1,203,000            $  1,330,000

      Work in process                        307,000                 363,000

      Finished goods                         787,000               1,024,000
                                       --------------           -------------
                                       $   2,297,000            $  2,717,000
                                       ==============           =============

                               THERMOGENESIS CORP.
                    Notes to Financial Statements (Continued)
                                 March 31, 2000
                                   (Unaudited)


Series B Convertible Preferred Stock

On December 22, 1999, and January 4, 2000 the Company completed a private placement of 4,040 shares of Series B Convertible Preferred Stock ("Series B") raising an aggregate of $4,040,000, before direct expenses. The significant features of the Series B are as follows:

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

     Beneficial Conversion Feature - The value assigned to the beneficial conversion feature, as determined using the quoted market price of the Company's common stock on the date the Series B was sold, amounted to $777,000. Of the beneficial conversion feature, $292,000 is the amount attributed to the current conversion price and is recorded in the preferred stock discount at December 31, 1999. The remaining amount of the beneficial conversion feature, $485,000 will be amortized over the six months ended June 22, 2000, the initial reset date. The preferred stock discount for the nine months ended March 31, 2000 includes $266,000 of amortization.

                               THERMOGENESIS CORP.
                    Notes to Financial Statements (Continued)
                                 March 31, 2000
                                   (Unaudited)

Series B Convertible Preferred Stock (continued)

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

     If certain events occur which are solely within the Company's control, the holders of the Series B have the right to request that the Company repurchase all or some of their Series B at the greater of the premium or converted market value. These events include the following:

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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
           for the Three and Nine months ended March 31, 2000 and 1999


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

Beginning in late 1993, and with accelerated research and development efforts from 1996 to 1999 totaling approximately $10 million, the Company completed development of the BioArchive and CryoSeal technology platforms. Each of the platforms will give rise to multiple medical devices targeted at a number of surgical, intravenous and external wound healing applications. Also, the Company spent approximately an additional $1 million on improvements, additional accessories and beta test site support for the new products launched to date. To achieve completion of the development and add experienced executive talent to launch the products and move the Company to new levels of growth and revenues, considerable capital resources were used. The Company is currently seeking strategic alliance partners with substantially greater financial and marketing resources than the Company in order to maximize the commercial value of the CryoSeal and BioArchive platform products. To assist in these efforts, the Company recently engaged Warburg Dillon Read LLC as financial advisors, chosen for their superior investment banking experience and analyst coverage in the field of Biomaterials.

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying financial statements.

Results of Operations

Net Revenues:
Revenues for the three and nine months ended March 31, 2000 were $927,000 and $3,188,000 compared to $866,000 and $3,290,000 for the three and nine months ended March 31, 1999. The 7% increase for the three months ended March 31, 2000 is due to an increase in the sales of MicroCascade Plasma freezers which were introduced in March 1999. The 3% decrease in year-to-date sales is primarily due to the delay of expected orders for the BioArchive System. Six systems were sold in the nine months ended March 31, 1999, which accounted for over 30% of that period's revenues, compared to four systems and 22% of revenues in the nine months ended March 31, 2000. However, quotations requested by potential customers rose to a cumulative 47 BioArchive Systems for Cord Blood Banks in 27 countries.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine months ended March 31, 2000 and 1999 (Cont'd)


Results of Operations (Cont'd)

Cost of Revenues:
Cost of revenues as a percent of net revenues was approximately 95% and 105% for the three and nine months ended March 31, 2000, as compared to 119% and 110% for the corresponding fiscal 1999 periods. The cost of revenues percentage decrease is due to the mix of products sold, the inventory management procedures the Company implemented over the past year and the Company's cost reduction efforts. However, cost of revenues remains higher than expected primarily due to the significant overhead costs associated with building and maintaining an infrastructure that is required to meet FDA regulatory requirements and standards for production of Class II medical devices. The Company has built up the infrastructure in anticipation of its two new products.

General and Administrative Expenses:
General and administrative expenses were $436,000 and $1,393,000 for the three and nine months ended March 31, 2000 compared to $794,000 and $2,171,000 for the fiscal 1999 periods, a decrease of 45% and 36%, respectively. The decreases were primarily due to personnel reductions and transferring or allocating personnel to other functions, namely sales and marketing and research and development.

Sales and Service Expenses:
Sales and service expenses for the three and nine months ended March 31, 2000 were $503,000 and $1,627,000 compared to $471,000 and $1,217,000 for the comparable fiscal 1999 periods, an increase of 7% and 34%, respectively. The percentage increase over the prior year declined in the third quarter as the Company focused on bringing the sales and service expenses more in line with the actual revenues produced while still funding activities to drive revenue and ensure customer satisfaction.

Research and Development Expenses:
Research and development expenses for the three and nine months ended March 31, 2000 were $309,000 and $1,171,000 compared to $513,000 and $1,507,000 for the corresponding fiscal 1999 periods, a decrease of 40% and 22%. These decreases are primarily due to a continuing reduction in personnel due to the transfer of the BioArchive and CryoSeal platforms to manufacturing. Even with these reductions, R&D personnel made significant advancements in finalizing the manufacturing transfer of the latest CryoSeal disposable, CP-2. The CP-2 produces both thrombin and fibrinogen (the two components of fibrin sealant) from single-donor homologous or autologous plasma donations.

Liquidity and Capital Resources

Working capital increased by $869,000 from June 30, 1999 to March 31, 2000. The increase was due to the net proceeds received from the Series B Convertible Preferred Stock private placement and the exercise of options and warrants.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
               for the Three and Nine months ended March 31, 2000


Liquidity and Capital Resources (Cont'd)

As discussed in the Notes to Financial Statements, on December 22, 1999 and January 4, 2000, the Company completed a private placement of 4,040 shares of Series B Preferred Stock, raising an aggregate of $4,040,000, before commissions and direct expenses.

The Company used $3,291,000 for operations for the nine months ended March 31, 2000. This was due to lower sales volume in relationship to fixed manufacturing costs and added personnel to generate revenues. The report of independent auditors on the Company's June 30, 1999 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company has developed a plan to address these issues and believes that its plan will enable the Company to continue as a going concern through the end of calendar year 2000 without additional financing. The plan includes the realization of revenues from the commercialization of new products and the reduction of certain operating expenses as required. Additionally, the Company is currently pursuing partnering relationships with large corporations in connection with the products derived from the BioArchive and CryoSeal technology platforms. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. In the past, the Company has been able to obtain financing to continue its operations and product development. There is no assurance that the Company will be able to achieve additional financing or reach a strategic relationship, or that such events will be on terms favorable to the Company.

The Company made the transition to the calendar year 2000 without "Year 2000" interruptions. The Company did not incur any material costs to be "Year 2000" compliant.

At  March  31,  2000,  the  Company  had  no  significant   outstanding  capital
commitments.

Quantitative and Qualitative Disclosures About Market Risk

All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. The Company has no long-term debt or investments and therefore is not subject to interest rate risk.

PART II - OTHER INFORMATION

Item 1.   Legal proceedings.

          In December 1998, the Company was served with a civil action entitled Metropolitan Creditors Service of Sacramento vs. THERMOGENESIS CORPORATION, Sacramento Superior Court No. 98-AS-05815. The action allegedly arises from the Company's vendor relationship with On-Time Manufacturing, Inc., and relates to several invoices totaling approximately $90,000 in the aggregate which On-Time Manufacturing,
          Inc. claimed were owing, and which were allegedly assigned to Metropolitan Creditors Service of Sacramento. The Company disputes the claims and filed an answer to the complaint in December 1998. In August 1999, Metropolitan Creditors Service of Sacramento sought to amend the Complaint to include additional claims for breach of contract, seeking compensatory and consequential damages in excess of $1 million. The Company proceeded to arbitration on the claims, including the breach of contract claims, and the arbitrator issued an award of $2,625 to Metropolitan Creditors Association on one invoice not encompassed by the contract, and ruled in the Company's favor on all other claims. Metropolitan Creditors Service of Sacramento rejected the arbitrator's award and elected to proceed to trial in Superior Court. In January 2000, following conversion of the On- Time bankruptcy proceeding to Chapter 7 liquidation, the Company and Metropolitan Creditors attended a judicial settlement conference, during which all claims were settled, without admission of liability by either party. The settlement has received the Bankruptcy Court approval in the On-Time bankruptcy proceeding, and the Company paid $40,000 to the bankruptcy trustee on April 27, 2000.

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


                               THERMOGENESIS CORP.
                                  (Registrant)


Dated May 11, 2000

                                            /s/ PHILIP H. COELHO
                                                -------------------------------
                                                Philip H. Coelho
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                            /s/ RENEE RUECKER
                                                -------------------------------
                                                Renee Ruecker
                                                Vice President of Finance
                                                (Principal Financial and
                                                Accounting Officer)