Form 10-K
period 2000-06-30
THERMOGENESIS CORP
filed 2000-09-27
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

             For the fiscal year enCommission File Number: 0-16375

                               THERMOGENESIS CORP.
             (Exact name of Registrant as specified in its charter)

               Delaware                                   94-3018487
        -------------------------                   ---------------------
        (State of Incorporation)                      (I.R.S. Employer
                                                     Identification No.)


                              3146 Gold Camp Drive
                            Rancho Cordova, CA 95670
                                 (916) 858-5100
             -------------------------------------------------------
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

        Securities registered pursuant to section 12(b) of the Act: NONE

           Securities registered pursuant to section 12(g) of the Act:


                                                Name of each exchange
         Title of each class                     on which registered
         -------------------                    -----------------------
           Common Stock                         Nasdaq SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-K or any amendment of this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on September 15, 2000, was $77,874,670.

The number of shares of the registrant's common stock, $.001 par value, outstanding on September 15, 2000 was 26,231,026.

                              DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant's annual meeting of stockholders to be held on December 14, 2000.

                                      TABLE OF CONTENTS


                                                                          Page Number
                                                                          -----------

ITEM 1.  Business...............................................................3
        (A) General and Historical Development of Business......................3
        (B) Description of the Business.........................................5
        (C) Factors Affecting Operating Results.................................17

ITEM 2.   Description of Properties ............................................35

ITEM 3.   Legal Proceedings ....................................................35

ITEM 4.   Submission of Matters to a Vote of Security Holders ..................35

ITEM 5.   Market for the Registrant's Common Stock
          and Related Stockholder Matters ......................................35

ITEM 6.   Selected Financial Data ..............................................36

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...............................................37
           (a) Overview ........................................................37
           (b) Results of Operations ...........................................37
           (c) Liquidity and Capital Resources .................................39

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk............39

ITEM 8.   Financial Statements and Supplementary Data ..........................40

ITEM 9.   Changes in and Disagreements with Accountants on Accounting
           And Financial Disclosure ............................................60

ITEM 10.  Directors and Executive Officers of the Registrant ...................60

ITEM 11.  Executive Compensation ...............................................60

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management .......60

ITEM 13.  Certain Relationships and Related Transactions .......................60

ITEM 14.  Exhibits..............................................................61
         (a) Financial Statements ..............................................61
         (b) Reports on Form 8-K ...............................................61
         (c) Exhibits ..........................................................61

                                     PART I

ITEM 1.  BUSINESS

(A)     General and Historical Development of Business

The Company was incorporated in Delaware in July 1986 as InstaCool Inc. of North America, and subsequently merged with Refrigeration Systems International, Inc., a California corporation. In January of 1995, the Company changed its name to THERMOGENESIS CORP. ("Company") to better reflect the thermodynamic blood processing segment of the biotechnology industry that it intended to service through development of new products. The Company designs, manufactures and distributes equipment to process therapeutically valuable blood components including stem cells and surgical sealants. Initially, the Company developed medical devices for ultra rapid freezing and thawing of blood components, which we manufacture and distribute in the niche markets in the blood banks of 32 countries.

Historically, the Company's primary revenues were from sales of ultra rapid blood plasma freezers and thawers to hospitals, blood banks, blood transfusion centers, and plasma collection centers under US Food & Drug Administration ("FDA") clearance to market in the United States. These product lines consist of hardware and software, but no disposables.

Beginning in late 1993, and with accelerated research and development efforts from 1996 to 1999, the Company completed development of two new technology platforms, each of which will give rise to multiple medical devices targeted at a number of different medical and surgical applications. These two technology platforms are viewed by the Company as micro-manufacturing platforms that produce biopharmaceutical drugs composed of stem cells, proteins, enzymes or other blood components that have therapeutic applications for treatment of human disease. The technology platforms are generically referred to as the BioArchive(R) Platform and the CryoSeal(R) Platform. The first product developed under the BioArchive platform, the BioArchive Stem Cell System, was launched in the fourth quarter of fiscal year (FY) 1998, and the first product developed under the CryoSeal Platform, the CryoSeal AHF System received FDA premarket clearance in February 1999.

The Company's completion and transfer of those two new technology platforms to manufacturing allowed a significant reduction in research and development expenses in FY1999 over FY1998, a trend that continued through FY2000. Research and development efforts in FY2000 focused on the development and manufacturing transfer of the next generation of the CryoSeal Platform, the CryoSeal FS System ("FS" refers to Fibrin Sealant, a two-component biopharmaceutical drug which can be used to control or minimize bleeding during surgery and as a tissue adhesive/sealant).

Much of the research and development resources for FY2000 were dedicated to two disposables associated with the CryoSeal platform. The CP-2, plasma processing disposable, is used to harvest both components of Fibrin Sealant from a single unit of autologous or allogeneic plasma when loaded into the CS-1 device. The CP-2 plasma processing disposable includes a new device for the preparation of Thrombin, the Thrombin Activation Device (TAD). This unique marriage of technology enables the CP-2 to simultaneously produce both components of a Fibrin Sealant (Cryoprecipitate and Thrombin) from a single unit of plasma.

The Company continued with its efforts to gain FDA clearance for the CryoSeal FS System for which the pivotal milestone was finalization of the design of the

CP-2 plasma processing disposable and successful manufacturing transfer to the OEM. Initial pilot manufacturing lots were utilized to initiate safety testing as well as to validate the sterilization of the CP-2 disposable in its final packaging configuration. Subsequent lots, whose production was initiated during FY2000, are expected to be used to perform a three site pre-clinical trial in the first half of FY2001. The Company plans to execute a pivotal clinical trial to demonstrate the safety and efficacy of Fibrin Sealant produced by the CryoSeal FS System as a hemostatic agent used to control bleeding during liver resectioning surgery.

Corporate Strategy

The Company's strategy with its blood plasma freezers and thawers, was to develop superior blood processing devices for the niche blood processing markets where new products could quickly establish credibility for the Company's proprietary thermodynamic technology. The Company believed that by concentrating its products to serve the blood component production industry, many customers, such as the Community Blood Centers, the American Red Cross or other blood transfusion societies of various countries, would validate the Company's proprietary thermodynamic technology for rapid freezing of blood plasma to achieve higher yield of the FVIII protein. These products received 510(k) clearance to market, and are sold to hospitals and blood component production facilities through a telemarketing staff in the United States and through distributors in 32 countries.

In 1994, the Company recognized that the blood plasma freezing and thawing markets were limited in size, and also perceived the Company's proprietary thermodynamic technology could have significant application in processing specific bio-pharmaceutical products derived from single units of human blood that would compete in significantly larger markets. After initial research, the Company began to focus its technology development towards harvesting Factor VIII and fibrinogen rich cryoprecipitate from blood plasma for use as an intravenous treatment for hemophilia and as one of two components in fibrin sealant, a hemostatic agent and tissue adhesive for surgical use. Simultaneously, the Company embarked on extensive research and development efforts, in conjunction with The New York Blood Center ("NYBC") Placental Blood Program to develop systems and processes to harvest, concentrate, cryopreserve and archive therapeutic units of hematopoietic stem and progenitor cells from placental/umbilical cord blood ("PCB") (donated following the birth of an infant). Like bone marrow, stem cells from umbilical cord blood can be used to reconstitute a person's hematopoietic and immune system which has been destroyed as a result of intensive chemotherapy and radiation resulting from the treatment of diseases, such as leukemia lymphomas and various genetic disorders.

In order to effect the new strategic direction, the Company needed to spend significant amounts of money in order to fund the research and development of these two technology platforms, and to build a solid infrastructure and management team to move the Company through its next stage of growth. The
Company, with only limited revenues generated from operations in the blood plasma freezer and thawer industry, was forced to seek financing through equity transactions on several occasions in order to fully fund the research and development efforts and the infrastructure needed to manufacture medical devices under FDA requirements. Research and development on the first two platform technologies, and development of the first two products under those platforms, was completed by the end of FY1998.

During FY1999, the Company continued to significantly restructure its operations and management in order to prepare for the anticipated regulatory clearance in the United States of the CryoSeal AHF System. This process continued in FY2000 as the Company hired three additional sales personnel and a laboratory application specialist capable of selling and technically supporting both of the Company's new platforms. Simultaneously, the Company focused on driving cost of sales down, and significantly cutting administration expenses. The impact over the last 2.5 years has been to reduce the number of fulltime employees in the Company by 50%. The management team has closed its third fiscal year as a strong, cohesive leadership team, and more importantly, an infrastructure of experienced middle management has been put in place in all functions. Management believes the company is now positioned to move quickly toward profitability as revenues from new products begin to materialize.

For four consecutive fiscal years, the Company invested significant research and development expenses and general operating expenses required to manufacture, validate and launch the BioArchive and CryoSeal technology platforms, while building and maintaining an ISO 9000/FDA compliant business environment. During May 2000, the Company retained UBS Warburg as its investment bank and immediately initiated a number of activities aimed at significantly increasing its market capitalization and market coverage. The Company, with the assistance of UBS Warburg, is pursuing strategic alliance partners with considerably greater financial and marketing resources than the Company in order to maximize the commercial value of the CryoSeal and BioArchive platforms.

(B)     Description of the Business

Overview of the Ultra Rapid Heat Transfer Technology

The Company's Ultra Rapid freezers and thawers use heat transfer liquids, rather than gases such as air, carbon dioxide or nitrogen to transfer heat to and from a biological substance. The Company's patented thin flexible plastic membrane system is automatically interposed between the heat transfer liquid and the container housing the blood component. While flash-freezing blood plasma, this flexible membrane allows the use of a non-toxic, low-viscosity silicone heat transfer liquid to be refrigerated to -40C and pumped into the freezing chamber in order to achieve a rapid transfer of heat without leaving a residue on the exterior surface of the blood container. Tests of the technology performed by the Hague Center of the Netherlands Red Cross reports that 300 ml bags of plasma were core frozen in 30 minutes versus 90-120 minutes in air blast freezers which resulted in 18 to 32% more factor VIII in the cryoprecipitate from the frozen plasma.

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

In late FY1999 the Company's MP1100 MicroCascade ultra rapid plasma freezer, the first major upgrade of the plasma freezer line, was introduced to the marketplace. During FY2000, unit sales of the MP1100 reached 18 units, 16 of which were domestic sales. In contrast, FY1999 sales of the MP1000, the model replaced by the MP1100, equaled six, all of which were sold internationally (four units of the MP1100 were sold domestically in the 4th quarter of FY1999).

The MicroCascade is a breakthrough new refrigeration technology that provides radically accelerated freezing performance. The small, lightweight (<100 lbs) integrated MicroCascade compressor/condenser utilizing compact, light weight Schroll compressors provides refrigeration capacity equivalent to a bulky, heavy eight horse power conventional remote compressor/condenser. The advantage of the MicroCascade technology is that expensive and inflexible remote condenser installations are not required. This flexibility allows laboratories to quickly start up or modify their production routing by rolling in the MP1100, plugging it into the electrical outlet and immediately begin flash freezing plasma. The MP 1100 freezer was designed to meet unprecedented performance standards:

- Produce fresh frozen Plasma (FFP) Core Temperature of -30oC in less than 20 minutes, 33% faster than previous ThermoGenesis' freezers and five times faster than competitive air blast freezers.

-    Operate at a noise level less than 85 decibels.

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

     Freezers

     The Company has four models of freezers which vary primarily by capacity and condenser type. The MP 2000 and MP 1100 are suited for large laboratories running approximately 750 bags of plasma per day. The MP 750 and MP 500 are suited for medium sized labs running 250 to 749 bags per day.

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

The BioArchive Stem Cell System features a robotic cryogenic device that automatically freezes, archives and manages an inventory of up to 3,626 PCB units of stem and progenitor cells for transplant. The proprietary device also controls and records the freezing profile of each PCB donation in nitrogen vapor, after which the PCB unit is robotically transferred to a specified indexed location in liquid nitrogen. The BioArchive System tracks the storage address of each PCB stem cell unit and assures that only the specifically chosen, Human Leukocyte Antigen (HLA) matched PCB unit is retrieved when selected for a human transplant recipient without exposing the other archived samples to detrimental warming effects. The PCB stem and progenitor cell donations are collected, processed, cryopreserved and transfused utilizing three proprietary sterile disposable bag sets developed jointly by NYBC and the Company and licensed to Pall Medical Corporation, a Division of Pall Corp. for manufacturing and distribution in North America & Europe. The Company re-acquired the rights to distribute the bag sets under its own name throughout the rest of the world, except Japan.

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

The National Institute of Health, (NIH), through the National Heart, Lung & Blood Institute, (NHLBI), has sponsored a $30 million program to advance PCB stem cell banking in the United States and has chosen to exclusively utilize the BioArchive sterile, disposable collection, processing, freezing and transfusion bag sets. These processing and freezing bag sets are designed for use with the BioArchive Stem Cell System. Two of the three NHLBI PCB Banks, Duke University Medical Center and Georgetown University, purchased the BioArchive robotic archive device.

This global standardization is critical to the Company's marketing plan because it drives repeat purchases as each cord blood bank expands its inventory, and it ensures that second and third tier purchasers and academic researchers also purchase BioArchive Systems.

During FY2000, Duke University continued its efforts to validate and utilize the BioArchive System in the cryopreservation of peripheral blood (PB) stem cells, an endeavor that could significantly expand the potential market for the BioArchive System. This clinical study received IRB clearance at Duke in August 1999 and is expected to be completed in early FY2001.

Key milestones in cord blood stem cell therapy during FY2000 included: (a) the first cure of a sickle cell anemia patient, (b) the first cure of a thalasemia patient, (c) documentation of transplants in over 1,000 patients from the NYBC PCB inventory, (d) treatment of the Japan nuclear accident victim with stem cells from cord blood, and (e) a joint research program between NYBC and the Company successfully documented the loss of viability of stem cells subjected to Transient Warming Effects ("TWE"). The BioArchive System, by virtue of its integrated design, reduces TWEs by a factor of ten or more over conventional cryogenic equipment. This data was presented at the Fourth International Symposium of Hematopoietic Stem Cell Transplantation in Tokyo, Japan on July 6, 2000 and also presented at the FDA/NHLBI's Unrelated Allogeneic Cord Blood Banking & Transplant Forum in Bethesda, Maryland on August 14 & 15, 2000. Conclusions were: (a) TWEs can cause measurable decreases of cell viability, (b) The damage encountered in these experiments appears to depend on the magnitude of warming and to be cumulative when the TWE is repeated five times, and (c) The nature and extent of TWE-caused damage on frozen hematopoietic cell function needs to be assessed further to establish optimal storage and transportation conditions.

Equally important was the fact that the scientific journal, SCIENCE, nominated Stem Cells as the "1999 Breakthrough of the Year" based not on their amazing ability to reconstitute the immune system of a human being, but their unbridled promise to serve as the basis for tissue and organ regeneration. Management believes the inventory needed for this rapidly growing area of research could very well be stored in our BioArchive Systems.

During FY2000, six (6) more BioArchive Systems were placed, bringing the global total of units placed to 25 systems. PCB Banks acquiring the BioArchive Stem Cell System in FY 2000 included: Hyogo Cord Blood Bank in Kobe City, Japan; Centro Nacional de la Transfusion Sanguinea Blood Bank in Mexico City, Mexico; Blood Transfusion & Hematology Center in Ho Chi Minh City, Vietnam; Coriell Institute for Medical Research, Camden, New Jersey; Liege Cord Blood Bank, at the University Hospital in Liege, Belgium; and NYBC, New York, NY (third unit). Based on preliminary market data available in this newly emerging market, the Company estimates that if the FDA licenses PCB stem cells in Year 2001 as anticipated, and new disease categories such as sickle cell anemia, thalassemia and solid tumor cancers begin to be treated with PCB stem cell, then as many as 100 PCB banks will form over the next four years and a typical PCB bank could purchase and operate two to four BioArchive Stem Cell Systems.

An additional customer base for the BioArchive System is expected to be the approximately 400 centers in the United States which collect and cryopreserve autologous hematopoietic stem and progenitor cells sourced from the peripheral blood (PB) of patients with solid tumors, such as breast cancer, who will subsequently undergo chemotherapy and radiation. After this treatment, the previously harvested and stored cells are returned to the patient to reconstitute their hematopoietic system. Duke University's acquisition of a second BioArchive System for the purpose of validating the system's capabilities for cryopreserving PB stem cells places the Company on the verge of opening up a significant new segment of this emerging cellular therapy market.

BioArchive Clinical Data

    In Vitro Tests The Placental Cord Blood (PCB) stem and progenitor cell processing bag sets were tested at the Placental Blood project at the New York Blood Center (NYBC), the world's largest PCB Bank, where progenitor cell recoveries were recorded. The Company believes that the ninety-five percent progenitor cell recoveries reported by NYBC utilizing the bag sets are the highest of any cord blood stemcell processing system available today.

    In Vivo Tests It is expected that patient outcome data derived from patients receiving PCB transplants prepared with these processing bag sets will be provided to the FDA by the PCB banks in the United States. These centers include the New York Blood Center, the NIH PCB banks at Duke University Medical Center, Georgetown University Medical Center, and the UCLA Medical Center.

    It is anticipated that similar patient outcome data will be provided to the appropriate regulatory authorities directly by the PCB Banks in each foreign country in which the BioArchive Systems are in operation. As of June 30, 2000 those countries included Finland, United Kingdom, Germany, Japan, Spain, Belgium, The People's Republic of China, and Taiwan.

BioArchive System for Other Biological Products

The Company believes that with minimal modifications, the BioArchive System and dedicated disposables can be easily reconfigured to process and store other biological substances such as heart valves, sperm cells, human eggs, virus samples, biopsy specimens, cell lines, blood tissue, and saliva samples for DNA matching. The Company has completed conceptual design of a system to hold 53,000 two-milliliter cryovials, the most common storage container cryogenic in use around the world. The Company has initiated a market research program expected to be completed by mid-FY2000 and finalize customer requirements for this larger market opportunity. FDA clearance is not required in order to market the BioArchive System for the processing and cryopreservation of non-transfused biological substances.

BioArchive Platform Disposables

In addition to the three bag sets utilized to collect, process, and transfuse PCB Stem Cells which are manufactured and distributed under license by Pall Medical Corporation (Europe and North America) and Nissho Corp (Japan), the Company manufactures and sells three additional disposables for the protection of the PCB units during inter-laboratory transfers and shipment to the transplant centers which the Company believes will provide an ongoing revenue stream.

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

CryoSeal Platform Products

Patients who suffer from wounds or other medical conditions which are treated by proteins, enzymes or growth factors commonly sourced from plasma pooled from thousands of paid individuals have legitimate concerns regarding their risk of infection by blood borne viruses, and prions (e.g. Creutzfeldt-Jakob Disease or CJD and nvCJD). Currently available viral inactivation technologies are capable of inactivating only those viral pathogens previously known to infect humans. The larger the population used to create a pooled plasma blood product, the greater the chances that one of the donors will cross contaminate the entire pool.

The Ever Growing Risks from Non-Autologous Blood Products

Blood-derived products have saved many lives; however, they have also caused the transmission of many infections. Blood component manufacturers and regulators face the constant threat of new diseases which can evade current blood purification techniques. The Company believes that sharing of human blood is by its nature risky and it is a risk worth taking only if there are no appropriate alternatives.

Mad Cow Disease

Recent publications in Lancet demonstrate that the rate of deaths due to nvCJD (the human counterpart to Mad Cow Disease) has almost doubled (14 during the first six months) in the year 2000 versus 1999 (18 for the entire year). While the number of deaths are still quite small, if the rate of increase were to continue for the next 12 years, then the death rate would surpass 100,000 in the UK alone. National governments are extremely concerned about the future of this disease because: (a) the mortality rate for nvCJD approaches 100%, the disease may lie dormant for 10 years before it manifests itself, (b) there is today no rapid diagnostic test for screening for nvCJD and (c) to date, all means of viral inactivation fail to rid plasma samples of this deadly pathogen. Additionally, the origin of the nvCJD in the UK has been traced back from man to cow to sheep. Scrapie is the name of the disease manifested in sheep. The CJD spongiform is thought to have jumped species from sheep to cows, which were in turn fed to humans, when in the late 1980's the new variant (nv) CJD emerged in humans. In August of 1999, the FDA placed a ban on blood donation on any American who had spent a significant amount of time living in the UK. This ban eliminated approximately 500,000 donors from the US donor pool, a pool already experiencing a shortage of approximately 300,000 donors. There may be a point in time where the shortage of US donors will dictate that new methods capable of producing autologous blood products, such as the CryoSeal FS System, be utilized in US blood centers. In June 2000, another ominous milestone occurred in the US livestock industry, when the first herd of sheep in the U.S. suspected of being infected with scrapie was ordered destroyed by the United States Department of Agriculture. In Sept. 2000 it was reported by researchers in England that prions in sheep blood could be transferred by blood transfusions.

Hepatitis B and C

An example of blood-borne disease transmission is described in the May 1999 issue of International Blood/Plasma News. It provides a brief report on the incidence of liver cancer in Japan that bluntly portrays the long range "time bomb" nature of blood borne pathogens, with stark similarities to the nvCJD story above:

     "Some 32,000 people suffering from liver cancer die every year in Japan, representing the highest per capita rate of any industrialized country, according to the Japan Society of Hepatology. Hepatitis B or hepatitis C accounts for 90% of Japanese cases of liver cancer, with an average 30-year span between infection and manifestation of the cancer. The rise in liver cancer incidence is largely attributable to hepatitis C contracted from blood transfusions, which can be traced to the establishment of commercial blood banks after World War II, as well as extensive blood-requiring surgeries to treat pulmonary tuberculosis. Liver cancer represents the second biggest killer among various types of tumors affecting Japanese men. While transmission of hepatitis C from infected blood products has become almost 100% preventable, the number of liver cancer cases is projected to increase over the next decade among patients already long-infected with hepatitis virus." (El-Serag H and Mason A. "Rising Incidence of Hepatocellular Carcinoma in the United States." The New England Journal of Medicine. Volume 340, No. 10, March 11, 1999; pp. 745-750. Editorial: pp. 798-799)

What should be remembered is that blood donations were not routinely screened for hepatitis C until 1992, and, until then the regulatory authorities were proclaiming the blood supply safe. What is clear from this simple incident is that the guardians of the public health can be tragically misinformed with deadly consequences that can span a half century.

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

The Company also believes that while current and future viral inactivation technologies do offer a high degree of safety from "known" viral pathogens, autologous blood products are the only absolute means of preventing the infection tragedies detailed above, while still delivering care that can often only be achieved through blood- based products. Should an autologous donation not be feasible for any reason, the Company strongly believes that blood products prepared from a single unit of allogeneic plasma dramatically reduces the odds of blood product contamination versus those blood products prepared from pools of thousands of individual donors. Both of these overriding safety principles are resident in the capabilities of the CryoSeal FS System.

The Company believes that the CryoSeal Platform products provide a superior and safer approach to producing therapeutic doses of these proteins, enzymes and growth factors. Each CryoSeal System is a micro- manufacturing platform which harvests and concentrates these therapeutic blood components from a single unit of plasma (allogeneic or autologous), or in the case of such medical conditions as hemophilia, from a directed donor.

     (a)  CryoSeal AHF System

    The CryoSeal AHF System mates the CryoSeal device with the Company's proprietary computer software and a dedicated blood processing container (CP-1) to harvest cryoprecipitated AHF in less than one hour. Cryoprecipitated AHF is a FDA licensed blood product for the intravenous treatment of hemophilia and is currently manufactured from single units of plasma by blood banks over a period of two to four days using four separate pieces of equipment. The CryoSeal AHF System automatically produces cryoprecipitated AHF from a single unit of allogeneic plasma, with concentrations of clotting and adhesive proteins significantly higher than federal standards, in approximately one hour.

    (b)  CryoSeal FS System

Commercial fibrin sealants originally used bovine-derived thrombin to initiate clot formation. Bovine-derived thrombin was both readily available and inexpensive. With the emergence of nvCJD in humans in the late 1980's, the European Community has now prohibited the use of bovine-derived thrombin in commercial fibrin sealants. Consequently, commercial fibrin sealant manufacturers began introducing thrombin sourced from pooled human plasma, which also introduces risk of contamination from these same infectious CJD prions as well as infectious bacteria and viruses known to reside in human blood. In order to provide a safer alternative, during FY1999 the Company developed a new proprietary technology for preparing thrombin from a small aliquot of the donor's plasma in as little as 50 minutes. The Company's product strategy was to combine the Thrombin Activation Device (TAD) with the original CP-1 plasma processing disposable to create the first medical disposable (CP-2) capable of simultaneously preparing both components of Fibrin Sealant (Cryoprecipitate and Thrombin) from a single unit of plasma.

By June 30, 1999, the Company completed proof of concept of TAD (formerly referred to as the Autologous Thrombin Activation Kit or ATAK. Following this development, the Company executed a license agreement with its strategic partner, ASAHI MEDICAL CO. LTD. in Japan. The Company now believes it is the only competitor in the $400 million fibrin sealant industry to develop a 100% single donor fibrin sealant, meaning that it contains only those proteins present in the original donor's plasma. The Company's competitors utilize viral inactivated plasma sourced from thousands of individuals paid for their plasma and subsequently combined with bovine aprotinin, or they utilize autologous plasma, without concentrated fibrinogen, combined with bovine collagen and bovine thrombin. Due to the absence of concentrated fibrinogen, this latter category of "biological sealants" lacks the viscoelastic, burst strength, and resistance to arterial pressure typically associated with fibrin sealants.

While the Company has not moved from its original position that the safest blood product is an autologous blood product (sourced from the patient's own blood), the Company's market research determined that many US and European surgeons trust single donor, viral screened allogeneic products such as red cells, platelets, plasma or Cryoprecipitated AHF more than any blood product sourced from "pools" of blood from thousands of paid individuals. These large pools, however, are the source of proteins for the commercially available fibrin sealants. As a result of these findings, the Company expanded its original Autologous Fibrin Glue ("AFG") strategy to include the product of autologous and single donor allogeneic Fibrin Sealant (FS). The Company now believes that the risks associated with blood products can be mitigated to various levels as desired by the patient and their surgeon/physician. Foremost on the list of safe blood products are those prepared from the patients own blood i.e. autologous blood products. However, the Company also believes that the odds of contracting a viral infection from a blood product prepared from a single unit of plasma are far less than if that blood product was prepared from a large pool (thousands of paid donors) of plasma. Should that plasma be screened for all known viral pathogens as is required by the FDA, then the odds are again substantially decreased. Should that screened plasma be held frozen for six months until the donor could return be screened again to see if any antibodies to viral pathogens had appeared in the donor's blood during the six month "quarantine period", then the risk is again substantially reduced. The CryoSeal FS System products patient and surgeon a conscious choice to use either single donor viral screened allogeneic plasma or autologous plasma as the source material for the preparation of Fibrin Sealant to be used in that patient's surgery.

This new marketing strategy significantly increases the market potential of the CryoSeal FS System in that only 10% of blood products used in US surgeries are autologous.

Financial Model for Blood Center Adoption of CrySeal FS System

In recent years, many US blood centers are operating at a loss. The reasons behind this financial downturn are many, including: capitation of prices on blood products by managed care providers, increased competition among blood centers for regional markets, forcing blood products to be priced as commodities, and the upward spiral of technology used to produce safer blood products e.g. leukocyte reduction filtration, viral detection and inactivation, etc, often at significantly greater costs. The Company sees a major opportunity to create Fibrin Sealants, a new licensed blood product, that provides the blood center the opportunity to convert a low profit commodity such as FFP into a highly profitable product, Fibrin Sealant. The CryoSeal FS System is intended to be operated by blood centers to manufacture Fibrin Sealant Kits, frozen and ready for use by the surgeon. The CP-3 was designed with a cost structure which allows both the Company and the blood center to make an attractive gross profit while presenting extremely competitive pricing to the end user, the hospital-based surgeon.

In order to maximize the cost effective utilization of CryoSeal fibrin sealant production runs, the CP-2's large individual storage containers for the final Thrombin and Cryoprecipitate preparations were modified so that four smaller aliquots could be prepared from a single fibrin sealant harvest and used in four different surgeries. This design change resulted in a dramatic reduction in the cost per ml of the Fibrin Sealant to the hospital/surgeon/patient for the surgeries which require only these small volumes. The Company believes that Fibrin Sealant prepared by the CryoSeal FS System may provide lower costs than the commercial fibrin sealants available today. The above design change was implemented by successfully designing a Sealant Aliqoting System (SAS) that enables the operator to create individual sterile overwrapped Fibrin Sealant
(FS) Kits of between 1 ml to 6 ml of Fibrin Sealant already loaded into the 3ml syringes used in the Company's proprietary Fibrin Sealant Applicators (each kit has one 3ml syringe for Thrombin and a second 3 ml syringe for Cryoprecipitate). The individual FS Kits are stored frozen for up to 90 days at -20oC or lower (the Company has studies underway designed to extend this frozen shelf life to as much as 6 months at -20oC or -70 oC). An individual FS Kit can be removed from the freezer and thawed at 37oC in ~10 minutes. The thawed FS Kit is easily transferred to the sterile field via a tear-away feature of the sterile overwrap bag, and immediately assembled into a Fibrin Sealant applicator ready for use in surgery. Minimization of preparation labor and time of commercial Fibrin Sealants is one of the features most strongly requested from the market research conducted by the Company. A ten-minute preparation time should provide the basis to explore future applications of FS Kits in Emergency Room trauma cases, a currently unserved market for all commercial Fibrin Sealants.

The third powerful attribute of the CryoSeal FS System is that the above method of Fibrin Sealant production fits perfectly with the established model of blood component manufacturing in Blood Centers. The CryoSeal FS System offers the Blood Center a perfect opportunity to produce a new licensed and highly profitable blood product to sell to its existing customer base, the hospitals. Marketing to the 150 US Blood Centers rather than the 4000 US hospitals, dramatically reduces the Company's dependency on the establishment of a strategic partner with distribution channels to the latter. The Company has effectively sold to Blood Centers on a global basis since its inception.

CRYOSEAL Clinical Data

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

    Ex vivo assays were performed to fully characterize the CryoSeal cryoprecipitate of Factor VIII fibrinogen and other clotting and adhesive proteins which determine the tensile and adhesive strength of the resulting clot. These assays of fibrinogen, Factor VIII and other proteins exceeded AABB standards for Cryoprecipitated AHF and, as a result, the Company received 510(k) clearance to market the CryoSeal AHF for manufacture of the licensed blood product, cryoprecipitated AHF, for the intravenous treatment of hemophilia.

    Ex vivo animal tests were performed to determine if the tensile and adhesive strength of the CryoSeal fibrin clot, when activated with thrombin, was comparable to competitive fibrin glues on both porous and non- porous tissue surfaces. Further, in sealing parenchymal air leaks in swine lungs, CryoSeal fibrin glue compared favorably to cyanoacrylate glue.

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

    Finally, CryoSeal fibrin glue was utilized in 34 in vivo human surgeries at three different hospitals, in the U.S., Italy and Canada (orthopedic, neuro, liver, spine), which demonstrated results comparable to currently available fibrin glues in regards to tissue adhesion and hemostasis.

          (c)  CryoFactor APDGF System

The CryoFactor APDGF System is intended to harvest a full array of autologous platelet derived growth factors immersed in a solution of adhesive proteins from a patient's own blood donation for the treatment of chronic dermal wounds such as diabetic, decubitus and venous stasis skin ulcers. This growth factor solution is produced by the CryoSeal Platform device (CS-1) with specified software and disposable processing containers. Formal clinical trials and FDA clearance will be required to market the product in the United States.

          (d)  MicroSeal System

MicroSeal is a bench top system that is intended to prepare up to 1 ml of Fibrin Sealant from only 35 cc of patient blood. This volume of Fibrin Sealant is sufficient for the many thousands of microsurgeries that occur each year that could benefit from a safe, effective biological tissue sealant or hemostatic agent, such as: closing macular holes in the eye, minimizing scarring in fallopian tube surgery, sealing excised cataract wounds, bonding skin flaps in minor cosmetic surgery, repairing ruptured eardrums, sealing vascular stents and providing hemostatis in oral surgeries. This system represents a miniaturization of the technologies that comprise the CryoSeal FS System.

CryoSeal System Disposables

Each CryoSeal System requires the use of single disposables which the Company believes will provide a long term revenue stream for the Company.

               (i)    CryoSeal AHF CP-1

The CP-1 is the primary disposable of the CryoSeal System used for the preparation of cryoprecipitated AHF. The CP-1 contains the plasma throughout the freezing, thawing and rocking procedures during which the cryoprecipitated AHF separates from the cryo-poor plasma. Upon separating the Cryoprecipitate is followed by the cryo-poor plasma been transferring back to the transfer pack by peristaltic pumping.


The CP-1 received 510(K) clearance from the US FDA in February 1999 and from the Canadian MH Win in October 1998.

               (ii)   CryoSeal FS CP-2

The CP-2 plasma processing disposable is used to simultaneously harvest and concentrate both components (Cryoprecipitate and Thrombin) of the Fibrin Sealant prepared by the CryoSeal FS System. The CP-2 is similar to the CP-1, except that it also includes the Thrombin Activation Device (TAD) used for the extraction and concentration of thrombin. The final Cryoprecipitate preparation is stored in the over wrapped Cryoprecipitate Storage Tube and the final thrombin preparation is stored in the over wrapped thrombin storage syringe.

              (iii)  CryoSeal FS CP-3

 Like the CP-2, the CP-3 plasma processing disposable simultaneously harvest and concentrates both components (Cryoprecipitate and Thrombin) of the Fibrin Sealant prepared by the CryoSeal FS System. The CP-3 is similar to the CP-2, except, it has a Sealant Alliquoting System attached which consists of four FS Kits, each made up of a pair of 3ml plastic syringes, overwrapped in a sterile closed overwrap bag. Each pair of syringes is filled simultaneously by the operator with the Thrombin and Cryoprecipitate preparations. The operator may choose to fill each syringe with 0.5 ml of fluid up to 3 ml of fluid, thus enabling them to prepare Fibrin Sealant Kits from 1 ml to 6 ml in volume. After preparation of each individual kit, the kit is sterilely disconnected using an RF sealer and placed in storage at a temperature of -20oC or-70oC until use.

               (iv)   Liquid Medication Dispensers

The Liquid Medication Dispensers were designed for use in surgery to apply two medications to a surgical site simultaneously and in equal volumetric proportions. The Liquid Medication Dispensers consist of a Handle that enables precise metered application of the preparation (200 microliters per trigger pull), a Drop Tip which delivers individual drops of a preparation or a continuous line of the preparation, and a Spray Tip that produces two overlapping spray patterns of the two preparations, with mixing occurring at the site of application, rather than inside the spray nozzle.

The Liquid Medication Dispensers received 510(k) clearance for marketing from the FDA in 1996 and clearance for sale in Canada from Health Canada in 1998.

                (v)     Fibrin Sealant Applicators

    The Fibrin Sealant Applicators are based on the design of the Liquid Medication Dispensers except that they will be marketed as part of the CryoSeal FS System and cleared by the FDA for the purpose of applying Fibrin Sealant prepared by the CryoSeal FS System during liver resectioning surgery. The number of tips has been expanded to three to include a new Fast Clotting Spray Tip designed specifically to deliver a homogeneous layer of Fibrin Sealant which clots instantly on contact with the target tissue. Furthermore, a new Non-Metered applicator model has been developed which eliminates the use of the Handle, thus enabling a continuous spray to be established by merely pressing on a cap that connects the two plungers of the 3 ml syringes containing the Cryoprecipitate and the Thrombin.

               (vi)   CryoFactor APDGF CP-4

The CP-4 is the primary disposable for harvesting and concentrating solutions of platelet derived growth factors from platelet rich plasma. The CP-4, like its predecessors, will require FDA clearance to market in the United States. Research and development of this product will be dependent on cash flows during FY2001.

               (vii)  CryoFactor Patient Kit

The Patient Kit will be the means by which the therapeutic CryoFactor APDGF solution is aliquotted into individual dosages for application by the patient or home care specialist. The design is not at this time finalized. Final Research and development of this product will be dependent on cash flows during FY2000.

Service Revenue

The Company's service revenues are generated primarily from a maintenance service contract on the 76 MP2000 freezers sold to Aventis in fiscal 1996 and fiscal 1997. The Company has performed maintenance for these freezers since the end of their 12 month warranty period. Additionally, the Company offers installation services to BioArchive system customers. The separate fee charged for installation service is included in service revenues.

(C)     FACTORS AFFECTING OPERATING RESULTS

We Have Incurred Net Losses Since Our Inception and Expect Losses to Continue. Except for net income of $11,246 for fiscal 1994, we have not been profitable since our inception. For the fiscal year ended June 30, 2000, we had a net loss of $5,818,000, and an accumulated deficit at June 30, 2000, of $37,339,000. The report of independent auditors on our June 30, 2000, financial statements include an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Although we are executing on our business plan to market launch new products, continuing losses will impair our ability to fully meet our objectives for new product sales and will further impair our ability to meet continuing operating expenses that may result in staff reductions and curtailment of clinical trials currently planned. See Risk Factor entitled "If We Are Unable to Raise Funds Our Growth May Be Adversely Affected" below.

If We Are Unable to Raise Funds Our Growth May Be Adversely Affected. Historically, we have had to seek capital for our growth and operations due to lack of revenues. Based on proceeds of approximately $3.7 million received in our most recent private placement, we believe we will have sufficient working capital for our 2001 fiscal year operations. However, if actual sales do not meet expectations, or marketing, production and clinical trial costs increase significantly, we will need additional financing to complete and implement our long-term business objectives. Further, delays in obtaining required governmental clearances for, or additional testing requirements prior to, marketing our new products will result in decreased revenues and increased costs that may require us to seek additional financing. In the event that there is a cash shortage and we are unable to obtain a debt financing, additional equity financing will be required which will have the effect of diluting the ownership of existing stockholders.

Our Failure to Develop New Products Will Adversely Effect Our Future Growth. Historically, substantially all of our sales have been from products related to the freezing, thawing, and storing of blood plasma. Because we expect this segment of the blood plasma market to have limited growth, new products for the biotechnology market will have to be successfully developed and marketed for future growth. We are currently focusing on developing and marketing novel blood processing systems such as: (1) the CryoSeal AHF System for automated production of Cyroprecipitated AHF; (2) the CryoSeal FS System for the automated production of autologous or allogeneic blood components used as a surgical glue; (3) a MicroSeal AFG system; (4) a CryoFactor APDGF System for automated concentration of growth factors from blood; and (5) the BioArchive System for collecting, processing, controlled-rate freezing, and inventory management of blood products in liquid nitrogen utilizing disposable containers. Although these products use technology related to our core competence, they also represent a departure from our former core blood plasma business. Further, although we have had discussions with experts in areas of application for these products, these products are still in their development and/or initial market phase. No assurance can be given that all of these potential products can be successfully developed, and if developed, that a market will also develop for them.

If We Fail to Maintain Our Nasdaq Listing, Liquidity of the Company's Stockholders Will Be Adversely Affected. The Nasdaq SmallCap Market on which our common stock is traded has established certain maintenance listing requirements that must be satisfied in order for a company's shares to continue to be listed. Currently, our common stock meets the Nasdaq SmallCap Market maintenance listing requirements. However, if we continue to incur losses, this may affect our ability to meet the net tangible assets of $2 million requirement or minimum Bid Price of $1 per share requirement as set by the Nasdaq SmallCap Market. We cannot assure that we will always be able to meet the Nasdaq SmallCap Market listing requirements in the future. Failure to meet the Nasdaq SmallCap Market listing requirements could result in the delisting of our common stock from the Nasdaq SmallCap Market which may adversely affect the liquidity of our shares.

Our Business is Heavily Regulated, Resulting in Increased Costs of Operations and Delays in Product Sales. Most of our products require FDA clearance to sell in the U.S. and will require clearance from comparable agencies to sell our products in foreign countries. These clearances may limit the U.S. or foreign market in which our products may be sold or circumscribe applications for U.S. or foreign markets in which our products may be sold. The majority of our products related to freezing blood components are currently exempt from the requirement to file a 510(k) pre-market application, and our CryoSeal AHF System received clearance from the FDA in February 1999. These products are currently marketed and sold worldwide. Further, our products must be manufactured under principals of our quality system for continued Certificate European (CE) marking that allows our products to be marketed and sold in Europe, which are similar to the quality system regulations of both the FDA and California Department of Health. Failure to comply with those quality system requirements and regulations may subject the Company to delays in production while it corrects any deficiency found by either the FDA or the State of California during any audit of our quality system. With limited working capital and resources, there is no assurance that we will not be found to be out of compliance, resulting in warning letters or, in worst case, temporary shut down of manufacturing while the non-conformances are rectified.

Influence By the Government and Insurance Companies May Adversely Impact Sales of Our Products. Our business may be materially affected by continuing efforts by government, and third party payors such as medicare, medicaid, and private health insurance plans, to reduce the costs of healthcare. For example, in certain foreign markets the pricing and profit margins of certain healthcare products are subject to government controls. In the U.S., we expect that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the U.S. will continue to place pressure on the pricing of healthcare products. As a result, continuing effort to contain healthcare costs may result in reduced sales or price reductions for our products. To date, we are not aware of any direct impact on our pricing or product sales due to such efforts by governments to contain healthcare costs, and we do not anticipate any immediate impact in the near future.

Our Inability to Protect Our Patents, Trademarks, and Other Proprietary Rights Could Adversely Impact Our Competitive Position. We believe that our patents, trademarks, and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our patents, trademarks, and proprietary rights. We currently hold patents for products, and have patents pending for additional products that we market or intend to market. However, our actions to establish and protect our patents, trademarks, and other proprietary rights may be inadequate to prevent imitation of our products by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. If our products are challenged as infringing upon patents of other parties, we will be required to modify the design of the product, obtain a license, or litigate the issue, all of which may have an adverse business effect on us.

Failure to Protect Our Trade Secrets May Assist Our Competitors. We use various methods, including the use of confidentiality agreements with employees, vendors, and customers, to protect our trade secrets and proprietary know-how for our products. However, such methods may not provide complete protection and there can be no assurance that others will not obtain our know-how, or independently develop the same or similar technology. We prepare and file for patent protection on aspects of our technology which we think will be integrated into final products early in design phases, thereby limiting the potential risks.

Competition in Our Industry is Intense and Will Likely Involve Companies With Greater Resources Than We Have. We hope to develop a competitive advantage in the medical applications of our products, but there are many competitors that are substantially larger and who possess greater financial resources and personnel than we have. Our current principal market is the users of ultra-rapid blood plasma freezing and thawing equipment. There are four companies that sell freezers to the blood plasma freezing industry which are larger and possess greater financial and other resources than we do. The CryoSeal System may face competition from major plasma fractionaters that currently sell fibrin glue sourced from pooled plasma outside the U.S. With regard to the BioArchive System, numerous larger and better-financed medical device manufacturers may choose to enter this market as it develops.

We Have a Limited Marketing and Sales Force for New Products Which May Delay Our Goal of Increased Sales Levels. We currently sell our existing medical devices through a direct sales and marketing force, and our foreign distribution network. Although we have entered into exclusive distribution agreements for the area of the two new platform products and we continue to seek strategic partners, there are no assurances that the distributors will produce significant sales of the systems.

Our Lack of Production  Experience  May Delay  Producing  Our New  Products.  We
currently manufacture our blood plasma thawers and freezers that are less technologically sophisticated products. Although we have redesigned our manufacturing facility to accommodate the BioArchive System and the CryoSeal System, we do not have significant experience in manufacturing those more complex medical devices or in the manufacture of disposables. Furthermore, there can be no assurance that our current resources and manufacturing facility could handle a significant increase in orders for either the BioArchive System or the CryoSeal System. If we are unable to meet demand for sales of the new systems, we would need to contract with third-party manufacturers for the backlog, and no assurances can be made that such third-party manufacturers can be retained, or retained on terms favorable to us and our pricing of the equipment. Inability to have products manufactured by third parties at a competitive price will erode anticipated margins for such products, and negatively impact our profitability.

Our New Products  Are at Initial  Market  Introduction,  and We Are Not Sure the
Market Will Accept Them. The market acceptance of our new products in development will depend upon the medical community and third- party payers accepting the products as clinically useful, reliable, accurate, and cost effective compared to existing and future products or procedures. Market acceptance will also depend on our ability to adequately train technicians on how to use the CryoSeal System and the BioArchive System. Even if our new product systems are clinically adopted, the use may not be recommended by the medical profession or hospitals unless acceptable reimbursement from health care and third party payers is available. Failure of either of these new systems to achieve significant market share could have material adverse effects on our long term business, financial condition, and results of operation.

Failure to Keep Our Senior Management Team May Adversely Affect Our Operations. We are dependent upon the experience and services of Philip H. Coelho, Chairman and Chief Executive Officer, and James H. Godsey, President and Chief Operating Officer. The loss of either person would adversely affect our operations. We have obtained key man life insurance covering Mr. Coelho in the amount of $2,000,000 as some protection against this risk.

Product Liability and Uninsured Risks May Adversely Affect Continuing Operations. We may be liable if any of our products cause injury, illness, or death. We also may be required to recall certain of our products should they become damaged or if they are defective. We are not aware of any material product liability claim against us. Further, we maintain a general liability policy that includes product liability coverage of $1,000,000 per occurrence and $2,000,000 per year in the aggregate. However, a product liability claim against us could have a material adverse effect on our business or financial condition.

Our Products May Contain Software Defects Which Will Adversely Affect Our Products and Sales. Our CryoSeal System and BioArchive System rely on computer software components that direct the harvesting process of the CryoSeal System, and the controlled-rate freezing, storage and retrieval robotics of the BioArchive System. The software program for these products, including updated versions in the future, may contain undetected errors or failures. Despite testing by us and our customers, there can be no assurance that errors will not be found in the software during continuous use. Unfound errors may result in loss or delay in market acceptance, which could have an adverse material effect on our business, financial condition, and results of operations.

The Market Price for Our Common Stock May Fall if Selling Stockholders or Other Security Holders Sell A Substantial Amount of Their Stock. Under an agreement with the holders of the Series B preferred stock, we registered for resale shares of common stock to be issued upon the conversion of the Series B preferred stock and upon the exercise of the warrants. We have also registered additional shares of common stock that may be issued upon conversion of the preferred stock if we elect to add accrued dividends to the conversion value of the preferred stock. Further, if a substantial decline in the average market price of our common stock were to occur, the conversion price would be set at a lower price and additional shares may also be issued. Because the trading price for our common stock may be affected by the number of shares available for resale, the market price of our common stock could drop as a result of sales of a large number of shares of our common stock in the market after this offering, or due to the perception that such sales could occur.

We May Have to Register Additional Shares of Common Stock Underlying the Series B Preferred Stock Which May Adversely Affect the Market Price for Our Common Stock. We believe that we have registered a sufficient number of shares of common stock underlying the Series B preferred stock. However, because the Series B preferred stock contains a conversion provision that is subject to readjustment, a continued decrease in the price of our common stock may require us to register additional shares of common stock underlying the Series B preferred stock. The additional issuance of these shares of common stock and their subsequent sale could result in a substantial decrease in the price for our common stock.

We Could Be Required to Redeem Our Series B Convertible Preferred Stock at a Premium Which Would Require a Large Expenditure of Capital and Could Have a Material Adverse Affect on Our Financial Condition. The holders of our Series B convertible preferred stock have the right to force us to repurchase their Series B convertible preferred stock at a premium if the Company takes certain action, deemed to be solely within the Company's control such as, causing the Company to be delisted from the Nasdaq Market, or taking other defined action detrimental to the Series B preferred stockholders. The repurchase of our Series B convertible preferred stock would require a large expenditure of capital and we may not have sufficient funds to satisfy the redemption. In addition, you could face further dilution of your ownership percentage as a result of a decline in the market price of our common stock or in the event of certain defaults which would result in an increase in the number of shares of common stock issuable upon conversion of the Series B convertible preferred stock. Any such event could adversely affect the price of our stock and our ability to raise additional capital. We have no intention of taking action that would require such an event.

We Do Not Pay Cash Dividends. To date, we have not paid any cash dividends, and we do not expect to pay any cash on our common stock in the foreseeable future. The Series B convertible preferred stock carries a mandatory 6% dividend, paid quarterly, out of funds legally available. At our election, that dividend may be accrued to the conversion value of that series of stock in lieu of any cash payment. With our current cash needs, we do not anticipate that the dividend will be paid in cash and, therefore, additional shares of common stock may be issued upon conversion.

The Conversion Price of the Series B Preferred Stock is Subject to Readjustment That May Adversely Affect the Market Price For a Share of Common Stock. As of June 30, 2000, the Series B preferred stock may be converted into shares of common stock at $1.6425 per share. However, on December 22, 2000, the conversion price will be adjusted on such date and every six months thereafter to be the lesser of (a) 130% of the fixed conversion price of $2.2719 or (b) 90% of the average market price for the ten days prior to such adjustment. In a declining market, this conversion feature may have the effect of creating additional downward pressure on the price of our common stock.

The Holders of the Series B Preferred Stock May Deliver Registered Shares of Common Stock Against Short Positions Which May Put Downward Pressure on the Price of a Share of Our Common Stock. The holders of the Series B preferred stock may deliver registered common stock against a short position. Because the conversion price represents a discount of the current trading price of a share of common stock, a large number of sales of common stock by, or coverage of a large short position by, the Selling Stockholder will have an adverse effect on the price of our common stock. The Series B preferred stockholders have agreed that they will not engage in any open market transactions in our securities, including any short sales, during the 20 trading day period prior to any conversion price re-set date.

PRODUCT AND PROGRAM MARKET INFORMATION

THE MARKET NEED FOR FREEZERS

Blood banks preserve blood and plasma products by freezing them in sterile plastic bags and then thawing them before use. Whole blood collected from donors is seperated into its components:at Blood Centers. Erythrocyte concentrates, platelet concentrates, fresh frozen plasma and Cryoprecipitated AHF. Fresh frozen plasma (FFP) contains the labile as well as the stable components of the coagulation, fibrinolytic, and complement systems; the proteins that maintain pressure and modulate immunity; and other proteins that have diverse activities. At specialized plasma fractionation facilities, frozen plasma is further processed into plasma derivatives for use in component therapy, such as albumin, factor VIII and IX, antithrombin III, immunoglobulins, etc. The typical uses for FFP are for direct transfusion, and as a source of material the for the preparation of Cryoprecipitated AHF. The use of FFP in the U.S. has reached almost 2 million units annually in the USA. One reason for the growth is the widespread acceptance of the concept of specialized component therapy which is replacing the transfusion of whole blood.

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

Conventional freezing systems rely on air blast freezing; however, this method requires a considerable length of time (90-120 minutes) to thoroughly freeze a unit of FFP. Rapid freezing is one of the easiest steps that a blood bank or center can take to dramatically improve the quality of their processed plasma. Studies at blood centers in the Hague (the Netherlands) and Hokkaido (Japan) showed that the Factor VIII protein yield from cryoprecipitate from plasma could be increased by as much as 18-32% by using the Company's ultra-rapid freezer instead of the air blast freezers.

Freezer Market

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

Another category of customer is the facilities where plasma fractionators collect blood plasma from paid donors. These customers require large, high-capacity freezers. There are approximately 330 such facilities in the US and Canada. In FY1996 and 1997 Aventis (formerly known as Centeon), the world's largest fractionator, purchased 76 MP2000 freezers from the Company for their 32 domestic facilities. During FY2000 Aventis acquired one MP2000 and eleven of the new MP1100 MicroCascade freezers for use in several of its newly acquired facilities.

Thawer Market

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

THE MARKET NEED FOR THE BIOARCHIVE SYSTEM

The BioArchive System has been designed as a special-purpose cryo-preservation system for stem cell units sourced from PCB or PB. The Company believes the market for these storage systems will be predominantly driven by the demand for

PCB stem cell donations and transplants in the future. This is a new and still emerging market.

Clinical Value of PCB Stem Cells.

The clinical value of PCB hematopoietic stem cells has been well documented in the treatment of leukemias, lymphomas, diverse inherited anemias, and hypoproliferative stem cell disorders. (Rubinstein et al. "Outcomes among 562 recipients of placental-blood transplants from unrelated donors." The New England Journal of Medicine. Volume 339, No. 22, November 26, 1998; pp. 1565-1577). Dr. Rubinstein's benchmark article analyzes the outcomes of 562 post-100 day placental cord blood PCB transplant recipients and concludes the following:

     o PCB transplants regularly engraft, produce low rates of GvHD and achieve survival rates comparable to those from unrelated BMT.

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

Transplant candidates also include the patients undergoing autologous stem cell transplants to treat solid tumor cancers (-e.g. breast cancer). Unfortunately, autologous transplant outcomes have not been superior to patientsreceiving only chemotherapy and radiation. This patient population would now have access to a well-matched unrelated PCB unit which could establish a new, rather than previously-defeated, immune system to resist the re-emergence of cancer cells not killed by the chemotherapy and radiation treatment.

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

PCB Stem Cell Banking

    PCB samples are collected by draining blood from the placenta and umbilical cord, which previously had been considered medical waste, the stem cells are then concentrated within in a final volume of 20 ml with the use of the company's proprietary processing bag sets.

In order to achieve an optimum tissue match with patients of diverse ethnic backgrounds, a large number of PCB samples must be banked, catalogued, and available for retrieval. Statistical analysis suggests that 1 million samples will provide sufficient volume and diversity to produce a high cell dose and an excellent tissue match for 95% of the world's patients who may require a transplant. These two factors, individually, and especially in combination, significantly increase the likelihood of patient survival.

The Company expects that the health authorities in most countries will establish PCB stem cell banks in order to help build this 1 million sample inventory. The Company is aware that more than 14 PCB banks already exist in the United States and expect more to initiate operation over the next five years.

The Company  believes  that most  collected  PCB  samples  will be stored in the
Company's  BioArchive  Systems.  Given that each  BioArchive  System holds 3,626 samples, approximately 275 Systems will be required to serve the full implementation of the projected storage program.

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

   LEUKEMIAS:
               Acute Myelogenous Leukemia (AML)
               Acute Lymphoblastic Leukemia (ALL)
               Chronic Myelogenous Leukemia (CML)

   ANEMIAS:
               Sickle Cell Anemia
               Aplastic Anemia
               Thalassemia
               Fanconi's Anemia
               Congenital Hypoplastic Anemia (Diamond Blackfan Anemia)

   LYMPHOMAS:
               Non-Hodgkin's Lymphoma
               Hodgkin's Lymphoma

   SOLID TUMORS:
               Ovarian Cancer
               Small Cell Lung Cancer
               Breast Cancer
               Medulloblastoma
               Testicular Cancer
               Ewing's Sarcoma

Currently, the total number of hematopoietic stem cell transplants performed annually in the US and Europe is estimated to be about 30,000 (Time Magazine. "Heroes of Medicine". Fall 1997 Special Issue. pp. 69- 70), and the total number of people who die while waiting for a bone marrow transplant is about 60,000 (Time Magazine. "Heroes of Medicine". Fall 1997 Special Issue. pp. 69-70).

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

    MISCELLANEOUS:
                    Reticular dysgenesis
                    Neuroblastoma

    GERM CELL TUMORS:
                    Multiple Myeloma
                    Myelodysplasia
                    Rheumatoid Arthritis
                    Gaucher's Disease
                    Hurler's Syndrome

PCB vs. other sources of stem cells

There are three practical sources of hematopoietic stem cells for reconstitution of the blood manufacturing ability of the human body: bone marrow, peripheral blood, and placental cord blood. Clinical consensus is building that placental cord blood (PCB) is the best source. See following chart comparing the three sources:


Source of Stem Cells                         Advantages                         Disadvantages
----------------------                ----------------------------       ---------------------------

Bone Marrow                           - Established process              -   Required near-perfect
                                      - Established registry                 HLA match
                                      - High cell numbers collected      -   Experimental procedure
                                                                         -   Donor requires
                                                                             hospitalizatin and
                                                                             anesthesia
                                                                         -   Donor pain
                                                                         -   25K-30K cost
                                                                         -   Unavailable when
                                                                             needed
----------------------                ----------------------------       ---------------------------


Peripheral Blood                      - Anesthesia not required of       - Apheresis requires three
                                        donor                              collections (4 hours
                                      - High cell numbers collected        each)
                                                                         - Experimental procedure
                                                                         - Donor pain
                                                                         - Autologous stem cell
                                                                           units retain cancer cells

----------------------                ----------------------------       ---------------------------

Placental/cord Blood                  - Convert what was                 - Limited volume of
                                        previously biologic waste          placental blood (average
                                        into cell therapy                  80 ml)
                                      - No donor pain                    - Experimental procedure
                                      - Cryopreservation for stored
                                        inventory
                                      - Requires only four out of six
                                        HLA matching
                                      - Immediately available
                                      - Reduced GvHD
                                      - Higher  concentrations of
                                        stem cells
                                      - Expected licensure by FDA
                                        in 2000



One of the major advantages with PCB stem cells is that they are harvested from the placenta and umbilical cord, a normally-discarded tissue. Without risk or pain to any donor, consequently, harvests can take place in all hospitals in which babies are born. They can be banked in large numbers for use whenever a patient is diagnosed. Currently every industrialized country has announced plans to operate a PCB bank to provide stem cell therapies for their citizens.



BioArchive Customers

----------------------------------------------------------------------
PCB Customers                                    Placed Units
----------------------------------------------------------------------
New York Blood Center,                                 3
USA
----------------------------------------------------------------------
Duke University Medical                                1
Center, USA
----------------------------------------------------------------------
Finnish Red Cross,                                     1
Finland
----------------------------------------------------------------------

PCB Customers                                    Placed Units
----------------------------------------------------------------------
Hokkaido Red Cross,                                    1
Japan
----------------------------------------------------------------------
Centro de Transfusion,                                 1
Spain
----------------------------------------------------------------------
University of Tokyo,                                   1
Japan
----------------------------------------------------------------------
Barcelona CB Bank,                                     1
Spain
----------------------------------------------------------------------
Tzu-Chi Foundation,                                    1
Taiwan
----------------------------------------------------------------------
University of Dusseldorf,                              1
Germany
----------------------------------------------------------------------
Georgetown Univ. Med.                                  1
Center*, USA
----------------------------------------------------------------------
San Diego Blood Center,                                1
USA
----------------------------------------------------------------------
Nihon University, Japan                                1
----------------------------------------------------------------------
GHStem Cell Therapy                                    1
Center, PRC
----------------------------------------------------------------------
Tianjin, PRC                                           1
----------------------------------------------------------------------
London Cord Blood                                      1
Bank, England
----------------------------------------------------------------------
Leuven University,                                     1
Belgium
----------------------------------------------------------------------
Liege University,                                      1
Belgium
----------------------------------------------------------------------
Corielle Research                                      1
Institute, USA
----------------------------------------------------------------------
Hyogo Cord Blood                                       1
Bank, Japan
----------------------------------------------------------------------
Blood Transfusion &                                    1
Hematology Center,
Vietnam
----------------------------------------------------------------------
Centro Nacional de la                                  1
Transfusion Sanguinea
Blood Bank, Mexico
----------------------------------------------------------------------
TOTAL                                                 23
----------------------------------------------------------------------
*    Relocated to Duke University Medical Center

---------------------------------------------------------------------
PB Customers                                    Placed Units
---------------------------------------------------------------------
Duke University Medical                                1
Center, USA
---------------------------------------------------------------------

THE MARKET NEED FOR THE CRYOSEAL FS SYSTEM

Fibrin sealants are used by surgeons as hemostatic agents (material used to control or stop bleeding) or to seal tissue together during surgery. While sutures and staples will bring tissue edges together very effectively, they do not have inherent sealing and clotting activity. A 1990 review article in the journal Transfusion described the motivation behind the Company's development of its fibrin sealant production system:

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

          As a naturally occurring and ... human-derived product, the material appears to have no tissue toxicity, promotes a firm seal in seconds to minutes, is reabsorbed in days to weeks following application, and appears to promote local tissue growth and repair. The use of this material outside of the United States, particularly in Europe, has flourished. Its use within the United States has lagged more than a decade behind that of Europe, largely because of the lack of ready access to commercially prepared materials." (Transfusion, J.W. Gibble and P.M. Ness, "Fibrin flue: The Perfect Operative Sealant," Volume 30:8. 1990)

The fibrin clot is formed by mixing fibrinogen-rich cryoprecitpitate and thrombin. Fibrin is completely biodegradable. It's physical/mechanical properties enable it to serve both as a hemostatic (clot-forming) agent and a sealant (biologic glue). The formation of a fibrin clot is a natural defensive mechanism of the body, and therefore completely natural - it is the body's own acute tissue adhesive. Fibrin dissolves over the four weeks following surgery in such a way as to allow blood to provide nutrients and healing factors to the cut tissue edge, and nothing else in the surgeon's armamentarium provides this capability

Fibrin sealants are used today for a wide variety of surgical procedures. These include the major blood-loss surgeries of the cardiovascular, pulmonary, and liver regions. Fibrin sealants are used to seal needle holes, pulmonary leaks, and to seal slow oozing wounds. Fibrin sealants provide excellent adhesion for skin graft, plastic surgery procedures, and sealing the dura to prevent cerebral spinal fluid leaks.

Current Market Spending on Fibrin Sealants

Calendar year 1999 was the first full year in which Tisseel (Baxter) and HemaSeal (HemaCure) marketed. The Company estimates current worldwide revenue for fibrin sealants to be between $300 and $400 million. With recent and expected FDA clearance of new products and the continued growth of the US market, worldwide revenues are expected to grow to over $700 million by 2005.

In Europe and Japan, approved commercial fibrin sealants sourced from pooled blood plasma have enjoyed a long-term presence and represent about 90% of the procedures utilizing surgical sealants in that market. These commercial fibrin glues cost generally $50 to $80 per ml delivered to the wound site. Given their cost they are typically purchased in smaller volumes of about 5 ml per procedure. Management believes that commercial fibrin sealants are used in about 300,000 European and 330,000 Japanese surgical procedures. Baxter's Tissucol (a pre-frozen version of Tisseel) has the largest share of the European market and Aventis's Beriplast has the largest share of the Japanese market.

Competition

i)  Freezers:  North American Competitors

In North America, the four major manufacturers of plasma freezers are the Company, Revco, Forma Scientific and Harris. The chart below lists management's view of the relative technologies.

     Competitor                         Technology
---------------------              --------------------
THERMOGENESIS CORP.                Liquid heat transfer
---------------------              --------------------
Forma Scientific                   Air blast
---------------------              --------------------
SPX/SGA Division                   Air blast
---------------------              --------------------

ii) Thawers: North American Competitors

In North America, the three major manufacturers of plasma thawers are the Company, Helmer and Cytotherm. The chart below lists management's view of the relative technologies.


  Competitor                Technology                Advantage                 Limitations
--------------       -------------------------  -----------------------   -------------------------
THERMOGENESIS          -  Membrane pockets       -  Rapid Thaw             -  Unit capacity limited
CORP.                     and semi-closed        -  Low maintenance           to number of
                          system                 -  Plasma is contained       pockets
                       -  Heat transfer fluid       in membrane pocket
--------------       -------------------------  -----------------------  --------------------------
Helmer                 -  Water bath                                       -  Contamination
                       -  Open air system                                     of water.
                                                                           -  Frequent water
                                                                              changes
                                                                           -  Longer thaw
                                                                              period
--------------       -------------------------  -----------------------  --------------------------
Cytotherm              -  Water bath                                       -  Same as Helmer
                       -  Open air system


  Fibrin Sealants

    Many companies seek to take advantage of the surgeon's desire for an internal surgical sealant that will solve the limitations of today's products. The Company is aware of five other companies which have developed or are developing commercial fibrin glues, these include Baxter, HemaCure, Aventis,

Bristol Myers Squibb and OMRIX Pharmaceuticals. To date, Baxter and HemaCure have received FDA clearance to market their products in the US. In addition, Cohesion Medical and Fusion Technologies produce similar products which are biological sealants, but are not true fibrin sealants in that they do not provide concentrated fibrinogen to the wound site. The absence of concentrated fibrinogen significantly reduces their visco-elastic and burst strength relative to fibrin sealant. Furthermore, both products contain Bovine thrombin and Bovine collagen, which increase the risk of transmission of non-human viruses and prions. A number of companies are also exploring synthetic glues for internal use. The first of these, Focal's FocalSeal-L, received FDA clearance in May 2000 for sealing air leaks in lungs. The remainder of these products are at various phases of development.

Cord Blood Banking

    The Company believes that the competition for the public cord blood banking market is limited to manufacturers of individual Cryogenic components (dewars, controlled rate freezers, LN2, etc.) of conventional systems, such as Taylor Warton and MVI.

        RESEARCH AND DEVELOPMENT

     The future R&D activities of the Company will be devoted to the rapid and successful completion of the CryoSeal FS System's pivotal clinical trial for the control of bleeding during liver resectioning surgery, and the development of two new products derived from the CryoSeal FS System research programs.

     The MicroSeal(TM) System is a miniaturized version of the CryoSeal FS System designed for the treatment of outpatient (ambulatory) acute wound care, which requires only small volumes of Fibrin Sealant. Beginning with the reforms in Medicare in the early 1980s and accelerating with the efforts to reduce healthcare costs in the early 1990s and the substantial advances in minimally invasive surgery techniques, the incidences of outpatient surgeries have grown dramatically. According to Center for Disease Control and Prevention (CDC) data, annual outpatient surgeries in the U.S.A. have grown from less than 2 million in 1981 to 31.5 million in 1996. Each year, surgeries of the nervous system (1.2 million), eyes (5.3 million), ears (0.8 million), nose, mouth, and pharynx (2 million), respiratory system (4.3 million), cardiovascular system (0.9 million), digestive system (6.9 million), urinary system (1.4 million), female genital organs (1.9 million), musculoskeletal system (4.2 million), and integumentary system (2.3 million) are occurring with the surgical incision and subsequent bleeding reduced sufficiently to allow the patient to go home the same day. In the United States these surgeries take place in approximately 5,000 hospital based surgicenters and 1,700 stand-alone surgicenters, as well as the 9,000 offices of plastic surgeons, oral and maxillofacial surgeons, reproductive surgeons and podiatric surgeons. The Company has targeted development of its MicroSeal System for these minimally invasive surgical theatres.

     When development is completed, the Company intends that the MicroSeal System will be a small bench top device with small processing and applicating disposables that will require less than 35 ml of blood drawn in a syringe to harvest 1 ml of Fibrin Sealant. There are millions of micro-surgeries that occur each year that could benefit from a safe, effective biological tissue sealant or hemostatic agent, such as: hemostasis in endoscopic surgeries, sealing arterial catherizations, closing macular holes in the eye, minimizing scarring in fallopian tube surgery, sealing excised cataract wounds, bonding skin flaps in minor cosmetic surgery, and repairing ruptured eardrums.

     The CryoFactorTM System relies upon the CryoSeal Platform thermodynamic processing device and a modified software and blood processing disposable to harvest and concentrate autologous platelet derived growth factors (APDGF). The Company intends that the CryoFactor System will be a product targeted for sale, through distributors, to the chronic wound care centers in hospitals, stand alone wound care centers, and long term care facilities for the treatment of chronic dermal wounds such as diabetic, decubitus and venous stasis ulcers. During FY2000, the CryoFactor System completed the first of a number of planned pre-clinical animal studies designed to optimize the concentration, as well as characterize the growth factors produced in an single cycle of the CryoFactor instrument.

The Company has incurred research and development expenses of $1,624,000, $2,061,000 and $3,922,000 for fiscal years ending June 30, 2000, 1999 and 1998, respectively.

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

        (i)    Blood Plasma Freezers and Thawers

The Company has primarily targeted the blood processing industry which consists of approximately 5,000 hospitals and blood collection centers in the United States and approximately 20,000 hospitals and blood collection centers in the industrial nations outside the United States. The Company formulated the following marketing strategy for the distribution and sale of its blood plasma freezers and thawers: the United States accounts are serviced either by employees of the Company or a manufacturing representative and internationally by regional manufacturing representatives or distributors. The primary thrust of the Company's marketing efforts focused on hospitals, blood banks such as the Red Cross, blood transfusion agencies in the United States, Australia, Belgium, Canada, Denmark, France, Germany, Japan, Korea, Netherlands, Sweden, and Switzerland and plasma fractionators, such as Aventis.

        (ii)   CryoSeal FS Systems

The Company's strategy for entering each of the key markets for fibrin sealant has been to align itself with a larger corporate partner with established distribution channels in the geographically targeted areas for market penetration. Asahi Medical Co., Ltd. was selected for the Japan fibrin sealant market. With the change in strategy associated with the CryoSeal FS System, the Company is currently reexamining its relationships for US and European distribution, searching for a partner with strengths in the Blood Banking community rather than hospital/surgical distribution. Furthermore, during FY2000 the Company crosstrained its senior sales executives on all product lines (BioArchive, CryoSeal and ThermoLine) and restructured the sales force by key geography targets. Outside of the U.S., CryoSeal FS System direct sales will be handled by local distributors, many of whom the Company has existing relationships with for other products.

       (iii)   CryoFactor APDGF System

The sales and marketing strategy will focus on distribution through corporate partners on a broad geographical basis. Such a partner would be required to demonstrate established distribution and support channels capable of reaching the hundreds of independent wound care centers in the United States, as well as the hospitals, primary care centers and general physicians. A single U.S. partner may be more conducive to marketing both the CryoSeal and CryoFactor Systems to access acute and chronic wound care facilities in the United States, but further evaluation of market channels for those products must first be completed by the Company. Foreign markets will be addressed similar to the domestic market. As of June 30, 2000, there were no formal arrangements in any market for this future product.

        (iv)   BioArchive System

The Company has established formal relationships with Pall Medical, a Division of Pall Corporation for the manufacture and distribution of the disposable bag sets that are designed for use with the BioArchive Stem Cell System, and cooperates with Pall Medical on marketing efforts and strategy for all markets excluding Japan. This arrangement was amended in May 1999 granting the Company the right to distribute the disposable bag sets outside of North America & Europe under the Company's name, and again in May of 2000, to directly market the bag sets in Europe in exchange for an additional royalty fee from Pall Medical and the continued use of Pall Europe's distribution centers. The Company previously licensed the manufacture and distribution of the bag sets in Japan to Nissho Corporation, and also appointed Air Water (formerly known as Daido Hoxan) as its exclusive distributor for service and sales of the BioArchive System in Japan. The Company markets the BioArchive System either directly or through distributors internationally and directly in the domestic markets through contacts developed early on during the initial efforts in stem cell research and the subsequent movement to create cord blood stem cell banks.

For non-stem cell applications, the Company ended its market research relationship with one of North America's largest distributors of liquid nitrogen and is proceeding to initiate a follow on marketing study designed to finalize the marketing requirements for a new 53,000 capacity, cryovial-based design for the BioArchive Platform's application to the cryopreservation of biological tissue such as sperm, saliva, heart valves, rare cell lines, fertilized human eggs etc.


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

The Company assembles the BioArchive hardware from multiple subassemblies supplied by a wide base of skilled vendors. However, the Company manufactures the robotic, barcode-reading periscope in its entirety at the Rancho Cordova facility. The BioArchive overwrap bag is also manufactured by the Company while the canister and foam canister sleeve are supplied by OEM vendors.

The CryoSeal Platform requires three patented disposables, all of which must be delivered to the customer sterilized and ready for use. The Company currently uses OEM manufacturers to produce these products.

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

LICENSES AND DISTRIBUTION RIGHTS

In June 1995, the Company granted the Japanese distribution rights to its BioArchive System and the Vial BioArchive System to Air Water (formerly known as Daido Hoxan), Japan. The Company received $350,000 for the distribution rights and access to the necessary technology. In May of 1999, the Company granted development, manufacturing and distribution (Japan and Asia) rights to Air Water for a downsized version of the BioArchive System. The Company received $300,000 for the technology rights and the rights to manufacture and sell the new "mini" BioArchive in the non-Japan and non-Asia marketplace.

In June 1996, the Company entered into an exclusive manufacturing license and distribution agreement in Japan for the CryoSeal System (including the ATAK technology) with Asahi Medical Co., Ltd., of Japan, a division of Asahi Chemical. Asahi Medical is a leading supplier of artificial kidneys, blood purification systems and leukocyte removal systems, with annual revenues of $270 million. Asahi will manufacture the CP-1 disposable bag set, purchase the CryoSeal System thermodynamic processing device (CS-1) and ST-1 and DT-1 surgical applicators from the Company, and market the CryoSeal System in Japan in return for a license fee, a commitment to purchase the CS-1 device and related surgical applicators from the Company and a 10% royalty on the sale of the sterile bag set. The Company recognized $400,000 of revenue for the license fee in FY1996 and more recently, an additional licensing fee was recognized as revenue for amending the original contract to include the ATAK technology. Furthermore, Asahi Medical took a significant equity position in the Company as part of the ATAK licensing agreement.

In March 1997, the Company and NYBC, as licensors, entered into a license agreement with Pall Medical, a subsidiary of Pall Corporation, as Licensees
through  which  Pall  Medical  became  the  exclusive  world-wide   manufacturer
(excluding Japan) for a system of sterile, disposable containers developed by the Company and NYBC for the processing of hematopoietic stem cells sourced from PCB. The system is designed to simplify and streamline the harvesting of stem cell rich blood from detached placenta/umbilical cords and the concentration, cryopreservation (freezing) and transfusion of the PCB stem cells while maintaining the highest stem cell population and viability from each PCB donation. These units of PCB stem cells will be "banked" in frozen storage for hematopoietic reconstitution of patients afflicted with such diseases as aplastic anemia, hypoproliferative stem and progenitor cell disorders, leukemia, lymphomas and gaucher disease. In May of 1999, the Company and Pall Medical amended the original agreement, and the Company regained the rights to distribute the bag sets outside North America & Europe under the Company's name, and in May of 2000, the Company negotiated rights to directly market the bag sets in Europe in exchange for an additional royalty fee, while continuing to utilize Pall Europe's distribution centers.

In February 1998, the Company entered into an Exclusive European Distribution Agreement with Dideco, S.p.A., a former subsidiary of Fiat and now a $200 million division of one of Italy's first public companies. As distributor, Dideco was granted exclusive distribution and service rights for the CryoSeal System in Europe and certain countries East of the Ural Mountains that formerly comprised parts of the Union of Soviet Socialist Republics. Under the agreement, the Company was to manufacture and sell the CryoSeal System and its accessories to Dideco for distribution in the European Community. The Company has recently ended this relationship as it prepares to establish a partnership in Europe designed to strategically position the CryoSeal FS System in Blood Centers rather than hospitals.

PATENTS

The Company believes that patent protection is important for products and potential segments of its current and proposed business. The Company currently holds fifteen (15) patents, and has eight (8) patents pending to protect the designs of products which the Company intends to market. There can be no assurance, however, as to the breadth or degree of protection afforded to the Company or the competitive advantage derived by the Company from current patents and future patents, if any. Although the Company believes that its patents and the Company's existing and proposed products do not infringe upon patents of other parties, it is possible that the Company's existing patent rights may be challenged and found invalid or found to violate proprietary rights of others. In the event any of the Company's products are challenged as infringing, the Company would be required to modify the design of its product, obtain a license or litigate the issue. There is no assurance that the Company would be able to finance costly patent litigation, or that it would be able to obtain licenses or modify its products in a timely manner. Failure to defend a patent infringement action or to obtain a license or implementation of modifications would have a material adverse effect on the Company's continued operations.

While patents have been issued or are pending, the Company realizes (a) that the Company will benefit from patents issued only if it is able to market its products in sufficient quantities of which there is no assurance; (b) that substitutes for these patented items, if not already in existence, may be developed; (c) that the granting of a patent is not determinative of the validity of a patent; such validity can be attacked in litigation or the Company or owner of the patent may be forced to institute legal proceedings to enforce validity; and (d) that the costs of such litigation, if any, could be substantial and could adversely affect the Company.

REGULATION OF BUSINESS

The FDA regulations govern the Company's operations at its facilities in connection with the manufacture of its products, and govern the sale and distribution of those products. Essentially, all medical devices marketed after May 28, 1976, the date of the Medical Device Amendments to the Food, Drug and Cosmetic Act ("FDCA"), must receive clearance or clearance from the FDA, unless exempt by regulation, prior to the marketing or sale of such products or distribution in interstate commerce. Most of the Company's products require FDA clearance through a premarket notification process ("510(k) submission"). This regulatory process requires that the Company demonstrate substantial equivalence to a product which was on the market prior to May 28, 1976, or which has been found substantially equivalent after that date. Today, the process of obtaining FDA clearance can be lengthy, expensive, and generally requires submission of extensive preclinical data and, in certain cases, in-use or clinical data, to support a finding of substantial equivalence.

The product development, preclinical and clinical testing, manufacturing, labeling, distribution, sales, marketing, advertising and promotion of the
Company's research, investigational, and medical devices are subject to extensive government regulation in the United States, and also in other countries. Products manufactured in the United States which have not been cleared by the FDA through a 510(k) submission, or which have not been approved through the PMA process, must comply with the requirements of Section 801 of the FDCA prior to export. These devices which are capable of being cleared by the FDA under a 510(k) submission do not require FDA clearance for export; however, the Company's products must still comply with certain safety and quality system requirements.

Non-compliance with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, distribution, sales and marketing, or refusal of the FDA to grant clearance of a PMA or clearance of a 510(k). Actions by the FDA might also include withdrawal of marketing clearances and criminal prosecution. Such actions could have a material adverse effect on the Company's business, financial condition, and results of operation.

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

EMPLOYEES

As of June 30, 2000, the Company had 55 full time employees. The Company also utilizes temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. The Company has a full time human resources specialist and considers its employee relations to be good.

FINANCIAL INFORMATION ON FOREIGN SALES AND OPERATIONS

The Company has no foreign manufacturing operations. For FY2000, foreign sales were approximately $1,618,000, or 38% of net revenues. For FY1999, foreign sales were approximately $2,475,000, or 48% of net revenues. For FY1998, foreign sales were approximately $2,264,000, or 51% of net revenues.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company leases an approximately 11,000 square foot facility located in Rancho Cordova, California. This facility is used for the manufacturing and assembly of the Company's medical devices. The lease expires in January 2002.

The Company leases an approximately 17,400 square foot facility, also located in Rancho Cordova, California, which is used as the main administrative and sales office, and used as the Company's research and development engineering office. This lease expires in December 2001.

Through June 2000, the Company also leased an approximately 5,000 square foot facility located adjacent to its manufacturing facility in Rancho Cordova, California. This facility was used for the manufacture and preparation of certain components and parts of the Company's medical devices that are assembled at the main manufacturing facility.

At fiscal year end, the Company did not own or lease any other facilities and, with the exception of short term warehouse space leased and utilized from time to time, management believes that current facilities are adequate to handle current and expected operations through fiscal 2001.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its property are not a party to any pending legal proceedings. In the normal course of operations, the Company may have disagreements or disputes with vendors over the quality or conformance of products manufactured for the Company. These disputes are seen by the Company's management as a normal part of business, and there are no currently threatened actions that management believes would have a significant material impact on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended June 30, 2000.

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


                              High         Low                                     High         Low
---------------------------  --------    --------     -------------------------- -------     ----------
 Fiscal 2000:                                          Fiscal 1999:

---------------------------  --------    --------     -------------------------- -------     ----------
 First Quarter (Sept. 30)     $2.156      $1.125       First Quarter (Sept. 30)   $2.344       $0.938

---------------------------  --------    --------     -------------------------- -------     ----------
 Second Quarter (Dec. 31)     $2.750      $1.500       Second Quarter (Dec. 31)   $2.688       $0.688

---------------------------  --------    --------     -------------------------- -------     ----------
 Third Quarter (Mar. 31)      $4.125      $2.219       Third Quarter (Mar. 31)    $3.313       $1.625

---------------------------  --------    --------     -------------------------- -------     ----------
 Fourth Quarter (June 30)     $2.375      $1.563       Fourth Quarter (June 30)   $1.750       $0.938
----------------------------  --------    --------     -------------------------- -------     ----------

The Company has not paid cash dividends on its common stock and does not intend to pay a cash dividend in the foreseeable future. There were approximately 461 stockholders of record on June 30, 2000 (not including street name holders).

ITEM 6.   SELECTED FINANCIAL DATA

                               THERMOGENESIS CORP.
                   FIVE-YEAR REVIEW OF SELECTED FINANCIAL DATA


      Summary
   of Operations                 2000                1999                1998               1997                 1996
------------------------    ---------------     ---------------    ---------------      -------------       -------------

Net revenues                 $ 4,211,000         $ 5,108,000         $ 4,482,000         $ 6,614,000         $ 4,125,000

Cost of revenues              (4,246,000)         (4,435,000)         (5,608,000)         (4,327,000)         (1,760,000)
                            ---------------     ---------------    ---------------      -------------       -------------
Gross profit (loss)              (35,000)            673,000          (1,126,000)          2,287,000           2,365,000

General and
administrative                (2,092,000)         (2,924,000)         (2,133,000)         (1,370,000)           (426,000)

Selling and
service                       (2,103,000)         (1,744,000)         (2,369,000)         (2,144,000)         (1,173,000)

Research and
development                   (1,624,000)         (2,061,000)         (3,922,000)         (3,618,000)         (1,377,000)

Other income                      77,000              81,000              70,000             114,000              85,000

Other expense                    (41,000)           (123,000)            (70,000)            (75,000)            (41,000)
                            ---------------     ---------------    ---------------      -------------       -------------
Net loss                     ($5,818,000)        ($6,098,000)        ($9,550,000)        ($4,806,000)          ($567,000)
                            ===============     ===============    ===============      =============       =============
Basic and diluted net
loss per share                    ($0.30)             ($0.52)             ($0.54)             ($0.32)             ($0.05)
                            ===============     ===============    ===============      =============       =============



 Balance Sheet Data              2000               1999              1998               1997                 1996
-------------------------   ---------------     -------------     --------------      ------------       ------------

Cash and short term
investments                  $ 2,550,000        $ 2,327,000        $ 1,975,000        $ 3,511,000        $ 1,243,000


Working capital                4,613,000          5,085,000          3,666,000          6,407,000          3,589,000


Total assets                   6,735,000          8,133,000          7,799,000         10,188,000          5,937,000


Total liabilities              1,043,000          1,413,000          2,226,000          2,163,000          1,563,000


Total shareholders'
equity                         5,692,000          6,720,000          5,573,000          8,025,000          4,374,000


ITEM.7  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS SECTION AND OTHER PARTS OF THIS REPORT ON FORM 10-K WHICH ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE PROJECTED RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT AFFECT ACTUAL RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1- BUSINESS - UNDER THE SUBSECTION ENTITLED "FACTORS AFFECTING OPERATING RESULTS", AND OTHER FACTORS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

The following discussion should be read in conjunction with the Company's financial statements contained in this report.

(a)     Overview

The Company's core business was principally the sale of ultra-rapid blood plasma freezing and thawing systems, until the fourth quarter of fiscal 1998 when the Company launched its BioArchive Stem Cell System. The Company's revenues previously have been from sales of its core line blood plasma freezers to blood banks and blood plasma thawers to hospitals and transfusion centers. All core line blood plasma freezer and thawer products are medical devices purchased as capital equipment. In the third quarter of fiscal 1999, the Company received clearance from the FDA on the 510(K) of the CryoSeal AHF System. The Company has incurred additional expense in the last three fiscal years to establish the required infrastructure to support the manufacturing of those systems.

Beginning in late 1993, the Company completed development of the BioArchive and CryoSeal technology platforms, each of which will give rise to multiple medical devices targeted at a number of different medical and surgical applications. To achieve completion of the development and add experienced executive talent to launch the products and move the Company to new levels of growth and revenues, considerable capital resources were used. The Company is currently seeking strategic alliance partners with substantially greater financial and marketing resources than the Company in order to maximize the commercial value of the CryoSeal and BioArchive platform products. To assist in these efforts, the Company recently engaged Warburg Dillon Read LLC as financial advisors, chosen for their superior investment banking experience and analyst coverage in the field of Biomaterials.

The Company has incurred recurring operating losses and has an accumulated deficit of $37,339,000 as of June 30, 2000. The report of independent auditors on the Company's June 30, 2000 financial statements includes an explanatory paragraph indicating there is substantial doubt about the company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 2001. This plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financing in amounts sufficient to fund further growth, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

The Company made the transition to the calendar year 2000 without "Year 2000" interruptions. The Company did not incur any material costs to be "Year 2000" compliant.

(b)     Results of Operations

The Years Ended June 30, 2000 and 1999:

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

Revenues:
Net revenues decreased from fiscal 1999 to fiscal 2000 by $897,000 or 18%. Non-refundable licensing fees decreased $338,000 as only $121,000 was received in fiscal 2000 from the BioArchive distributor in Japan. BioArchive product line revenues decreased by $498,000 from fiscal 1999 sales as the number of units placed fell from nine to six. The technical and regulatory hurdles within each country that are required to authorize this new medical therapy, prepare the Cord Blood Bank site and obtain the necessary budget allocations are more time consuming and complex than originally estimated by the Company. Thus, customers did not move quickly through the sales pipeline. The Company added more resources during fiscal 2000 in order to accelerate this process in fiscal 2001.

Net revenues increased from fiscal 1998 to fiscal 1999 by $626,000 or 14%. BioArchive product line revenues increased 16% or $217,000 from fiscal 1998 primarily due to fulfilling the backlog of disposables and accessories associated with the BioArchive Systems which were shipped in fiscal 1998. Non-refundable licensing fees generated $459,000 in revenues in fiscal 1999 from the Japanese distributors of the BioArchive and CryoSeal systems. No such licensing fees were generated in fiscal 1998. The fiscal 1999 CryoSeal product line revenues, $112,000, were primarily due to the purchase of units and disposables by the Company's key distributors in Europe and Japan to initiate fibrin glue evaluations. There were no CryoSeal sales in fiscal 1998.

Cost of Revenues:

As a percentage of revenues, the Company's cost of revenues increased to 101% in fiscal 2000 from 87% in fiscal 1999. This percentage increase is due to the decrease in licensing fee revenue from fiscal 2000 to fiscal 1999 which has no associated cost of revenue and the lower sales volume in the BioArchive product line.

As a percentage of revenues, the Company's cost of revenues significantly decreased from 125% in fiscal 1998 to 87% in fiscal 1999. The Company attributes this significant improvement in gross profit to extensive efforts to remove excess capacity from the manufacturing process and focused efforts on the cost of procurement of raw materials through improved forecasting and planning. Additionally, the impact of the mix of products sold during the year ended June 30, 1999 was more favorable in that both BioArchive disposables and thermoline spare parts revenues generate higher gross profit margins than margins historically seen from sales of the freezers and thawers.

General and Administrative expenses:

This expense category includes Finance, Administration and General Support departments.

General and administrative expenses decreased $832,000 or 28% from fiscal 1999 to fiscal 2000. The expense decrease was due to company wide cost cutting measures which were implemented in prior years and continued in fiscal 2000. Specifically, the decrease was due to personnel reductions and transferring or allocating personnel to other functions, namely sales and marketing and research and development. Additionally, in fiscal 2000 there was no contingent liability accrual, compared to $83,000 in fiscal 1999 associated with software licensing, for executive bonuses (cash or stock) of $245,000 in fiscal 1999.

General and administrative expenses increased 37% or $791,000 in fiscal 1999. The increase was driven almost entirely by the Company's efforts to build an organization which is able to manufacture, sell and service medical devices. Incremental expenses were attributed to the following: a) reclassification of executive salaries from manufacturing and sales of $128,000; b)an $83,000 accrual for a contingent liability associated with software licensing; c) executive bonuses (cash and stock) of $245,000, d) increase in aggregate salaries and benefits of $100,000 primarily due to the fact that two of the current executives were only present for a portion of fiscal 98, and e) patent legal fees and governmental registration fees of $90,000 which were reclassed from R&D reflecting the transfer of the BioArchive and CryoSeal systems to manufacturing.

Sales and Service expenses:

This expense category includes Sales & Marketing and Field and Customer service departments.

Sales and Service expenses increased $359,000 or 21% from fiscal 1999 to fiscal 2000. The increased sales and marketing resources were dedicated to expanding the global sales force for BioArchive systems from one to three. The additional resources are further expanding the efforts to satisfy the customers' needs for technical support to satisfy scientific and regulatory requirements for establishing Cord Blood banks in their respective countries, thus accelerating their process through the sales pipeline.

Sales and Service expenses decreased 26% or $625,000 from fiscal 1998 to fiscal 1999. The expense decrease was due to management's efforts to align sales and marketing investments with product availability and launch dates, which in the case of the CryoSeal AHF European launch, were delayed significantly. During the year, the department was restructured to alter the skill mix in an effort to increase the focus on marketing, as well as field service related activities. Expenses were ramped up during the third and fourth quarters of fiscal 1999 in anticipation of the domestic launch of the CryoSeal AHF System and a greater focus on international BioArchive sales during early fiscal 2000.

Research and Development expenses:

Research and Development expenses were reduced $437,000 or 21% in fiscal 2000. This decrease was due to a continuing reduction in personnel due to the transfer of the BioArchive and CryoSeal platforms to manufacturing. Even with these reductions, R&D personnel made significant advancements in finalizing the manufacturing transfer of two disposables associated with the CryoSeal platform, the CP-2 and the Thrombin Activation Device. Management expects the research and development line item to increase during the completion of the CryoSeal FS pre clinical trials.

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

(c)     Liquidity and Capital Resources

The Company has consumed significant cash resources for operating activities since its formation in 1987, and more rapidly in the last four fiscal years primarily to develop new products and markets. Cash resources were diminished at the end of fiscal year 2000. The Company's operating plan for fiscal 2001 demonstrates that the Company will be able to sustain operations through the end of the fiscal year, with no outside financing. However, the operating plan is dependent on an increase in revenues from the BioArchive and CryoSeal platforms and includes expenses only for the CryoSeal FS pre-clinical trials. The Company has undertaken efforts to locate and secure adequate resources to ensure adequate funding for the CryoSeal FS clinical trials and to avoid any disruption to operations due to new product revenue fluctuations. However, there can be no assurance that this funding will be received or that the Company will be able to execute on this plan.

In fiscal 2000, the Company raised net proceeds of $3,686,000 through the private placement of 4,040 shares of Series B Convertible Preferred Stock. Additionally, the Company received $1,026,000 from the exercise of stock options and warrants. To date, the Company has used the proceeds to finalize the manufacturing transfer of the CP-2 and thrombin activation device (TAD), begin development of the CryoSeal CP-3 disposable, prepare for the European market launch of the CP-2 and continue the preparation for the fibrin glue pre clinical trials. Management believes that the losses sustained were necessary for the Company to progress on its strategic direction and to realize significant future revenues. However, the Company continued to reduce expenses during fiscal 2000, as evidenced by the $1 million reduction in the operating expenses from fiscal 1999 to fiscal 2000.

The Company does not require extensive capital equipment to produce or sell its current products. However, when significant capital equipment is required, the Company purchases from a vendor base. In fiscal 1998, the Company expended $449,000, the majority of which was for certain test equipment and leasehold improvements for the launch of the BioArchive and CryoSeal Systems. In fiscal 1999, the Company spent $115,000 primarily for test equipment associated with the BioArchive and CryoSeal systems and to build a clean room to manufacture the BioArchive periscope. In fiscal 2000, the Company spent $145,000 primarily for tooling and molds for the production of the CP-2 and TAD and software licenses to ensure compliance with licensing requirements. Although future capital expenditures may be anticipated, the Company believes that the amounts expended will be consistent with, or lower than fiscal 2000. The Company has no significant outstanding capital commitments at June 30, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuation are believed to have no impact on the company's net revenues. The Company has no long-term investments or debt, other than capital lease obligations, and therefore is not subject to interest rate risk. Management does not believe that inflation has had a significant impact on the Company's results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                           Page
                                                                          Number
                                                                          ------


       Report of Ernst & Young LLP,  Independent Auditors ...................41

       Balance Sheets at June 30, 2000 and 1999 .............................42

       Statements of Operations for the years
         ended June 30 2000, 1999, and 1998 .................................44

       Statements of Shareholders' Equity for
         the years ended June 30, 2000, 1999 and 1998........................45

       Statements of Cash Flows for the
         years ended June 30, 2000, 1999 and 1998 ...........................46

       Notes to Financial Statements ........................................47

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders THERMOGENESIS CORP.

We have audited the accompanying balance sheets of THERMOGENESIS CORP. as of June 30, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THERMOGENESIS CORP. at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that THERMOGENESIS CORP. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and has an accumulated deficit of $37,339,000 as of June 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                     /s/  ERNST & YOUNG LLP

Sacramento, California
August 18, 2000

                               THERMOGENESIS CORP.
                                 Balance Sheets




  ASSETS                                               June 30,2000     June 30, 1999
                                                      --------------   --------------

Current Assets:

     Cash and cash equivalents                          $  810,000      $2,327,000

     Short term investments                              1,740,000              --

     Accounts receivable, net of allowance for
      doubtful accounts of $84,000 ($95,000 at
      June 30, 1999)                                       627,000       1,204,000

     Inventory                                           2,275,000       2,717,000

     Other current assets                                  150,000         222,000
                                                      --------------   --------------
         Total current assets                            5,602,000       6,470,000

Equipment, at cost less accumulated depreciation
 of $1,506,000 ($1,216,000 at June 30, 1999)             1,080,000       1,457,000

Other assets                                                53,000         206,000
                                                      --------------   --------------
                                                        $6,735,000      $8,133,000
                                                      ==============   ==============

                                   See accompanying notes.


                                              THERMOGENESIS CORP.
                                          Balance Sheets (Continued)


LIABILITIES AND SHAREHOLDERS'EQUITY                        June 30, 2000            June 30, 1999
                                                          ---------------          ---------------

Current liabilities:

  Accounts payable                                        $    512,000             $     639,000

  Accrued payroll and related expenses                         132,000                   236,000

  Accrued liabilities                                          345,000                   510,000
                                                          ---------------          ---------------
         Total current liabilities                             989,000                 1,385,000


Long-term portion of capital lease obligations                  54,000                    28,000

Commitments and contingencies

Shareholders' equity:

Series B convertible preferred stock, 4,080 shares
 authorized, 4,040 issued and outstanding ($4,168,000
 aggregate involuntary liquidation
 value at June 30, 2000)                                             -                         -

Series A convertible  preferred  stock,  1,200,000
 shares  authorized;  166,000 issued and outstanding
 (884,000  at  June  30,  1999)  ($1,162,000  aggregate
 involuntary liquidation value at June 30, 2000)                     -                     1,000

Preferred stock, $.001 par value; 795,920 shares
authorized; no shares issued and outstanding                         -                         -

Common stock, $.001 par value;
 50,000,000 shares authorized: 24,804,056
 issued and outstanding (20,597,532 at
 June 30, 1999)                                                 26,000                    21,000

Paid in capital in excess of par                            43,005,000                37,442,000

Accumulated deficit                                        (37,339,000)              (30,744,000)
                                                          ---------------          ---------------
  Total shareholders' equity                                 5,692,000                 6,720,000
                                                          ---------------          ---------------
                                                          $  6,735,000             $   8,133,000
                                                          ===============          ===============




                             See accompanying notes.

                                                   THERMOGENESIS CORP.
                                                Statements of Operations


                                                                           Years ended June 30,

                                                            2000                  1999                    1998
                                                      ---------------        ---------------        ---------------

Revenues:

      Product and other revenues                       $  3,696,000           $  4,703,000           $  4,282,000

      Service revenues                                      515,000                405,000                200,000
                                                      ---------------        ---------------        ---------------
         Net revenues                                     4,211,000              5,108,000              4,482,000
                                                      ---------------        ---------------        ---------------
 Costs of revenues:

      Costs of product and other revenues                 3,782,000              4,114,000              5,512,000

      Costs of service revenues                             464,000                321,000                 96,000
                                                      ---------------        ---------------        ---------------
         Total costs of revenues                          4,246,000              4,435,000              5,608,000
                                                      ---------------        ---------------        ---------------
Expenses:

      General and administrative                          2,092,000              2,924,000              2,133,000

      Selling and service                                 2,103,000              1,744,000              2,369,000

      Research and development                            1,624,000              2,061,000              3,922,000

      Interest and other                                     41,000                123,000                 70,000
                                                      ---------------        ---------------        ---------------
         Total expenses                                   5,860,000              6,852,000              8,494,000

Interest and other income                                    77,000                 81,000                 70,000
                                                      ---------------        ---------------        ---------------
Net loss                                                ($5,818,000)           ($6,098,000)           ($9,550,000)
                                                      ===============        ===============        ===============
Per share data:

Net loss                                                ($5,818,000)           ($6,098,000)           ($9,550,000)

Preferred stock discount and dividends                      905,000              3,907,000                     --
                                                      ---------------        ---------------        ---------------
Net loss to common stockholders                         ($6,723,000)          ($10,005,000)           ($9,550,000)
                                                      ===============        ===============        ===============
Basic and diluted net loss per share                         ($0.30)                ($0.52)                ($0.54)
                                                      ===============        ===============        ===============
Shares used in computing per share
 data                                                    22,288,912             19,242,310             17,629,876
                                                      ===============        ===============        ===============



                             See accompanying notes.

                                        THERMOGENESIS CORP.
                                Statements of Shareholders' Equity


                                               Series A   Series B                     Paid in                          Total
                                              Preferred   Preferred       Common      capital in       Accumulated    shareholders'
                                                 Stock      Stock          Stock      excess of par      deficit        equity
                                              ----------  ----------    -----------  --------------  -------------   -------------
Balance at June 30, 1997                                                 $  16,000   $ 19,198,000    $(11,189,000)   $  8,025,000

Issuance of 273,650 common shares for
exercise of warrants and options                                                --        602,000              --         602,000

Issuance of 2,786,714 common
  shares in private placement                                                3,000      6,430,000              --       6,433,000

Amortization of options issued
 previously for services                                                        --         64,000              --          64,000

Net loss                                                                        --             --      (9,550,000)     (9,550,000)
                                                                        -----------  --------------  -------------   -------------

Balance at June 30, 1998                                                    19,000     26,294,000     (20,739,000)      5,574,000

Issuance of 1,750 common shares for exercise
of options                                                                      --          4,000              --           4,000

Issuance of 1,077,540 convertible preferred
shares in private placement                    $   1,000                        --      6,226,000              --       6,227,000

Convertible preferred stock discount                  --                        --      3,605,000      (3,605,000)             --

Amortization of options issued previously for
services                                              --                        --         56,000              --          56,000

Issuance of 142,413 common shares for
services                                              --                        --        187,000              --         187,000

Issuance of 90,000 common stock warrants              --                        --         70,000              --          70,000

Convertible preferred stock accretion                 --                        --        302,000        (302,000)             --

Issuance of 967,700 common shares  upon
conversion of preferred stock                         --                     1,000         (1,000)             --              --

Issuance of 560,000 common shares                     --                     1,000        699,000              --         700,000

Net loss                                              --                        --             --      (6,098,000)     (6,098,000)
                                              ----------                -----------  --------------  -------------   -------------
Balance at June 30, 1999                           1,000                    21,000     37,442,000     (30,744,000)      6,720,000

Issuance of 4,040 Series B Preferred Stock            --    $  --               --      3,686,000              --       3,686,000

Issuance of 595,322 shares for exercise of
options and warrants                                  --       --            1,000      1,025,000              --       1,026,000

Convertible preferred stock discount                  --       --               --        777,000        (777,000)             --

Issuance of 21,202 common shares for services         --       --               --         18,000              --          18,000

Amortization of options issued previously for
services                                              --       --               --         60,000              --          60,000

Issuance of 3,590,000 common shares upon
conversion of Series A preferred stock            (1,000)      --            4,000         (3,000)             --              --

Net loss                                              --       --               --             --      (5,818,000)     (5,818,000)
                                              ----------  ----------    -----------  --------------  -------------   -------------
Balance at June 30, 2000                       $      --    $  --        $  26,000   $ 43,005,000    ($37,339,000)   $  5,692,000
                                              ==========  ==========    ===========  ==============  =============   =============

                            See accompanying notes.

                                        THERMOGENESIS CORP.
                                     Statements of Cash Flows

                                                                  Years ended June 30,

                                                                 2000                1999                  1998
                                                            -------------       --------------       --------------

Cash flows from operating activities:

Net loss                                                    ($5,818,000)         ($6,098,000)         ($9,550,000)

Adjustments to reconcile net loss to net cash used in operating activities:


 Depreciation and amortization                                  617,000              548,000              440,000

 Issuance of common stock for services                           18,000              257,000                   --

 Amortization of stock options issued for services               60,000               56,000               64,000

 Loss on sale of equipment                                       25,000

 Net changes in operating assets and liabilities and liabilities

     Accounts receivable                                        577,000               77,000              788,000

     Inventory                                                  442,000             (416,000)             (79,000)

     Other current assets                                        72,000              (42,000)              13,000

     Other assets                                                98,000              (34,000)             140,000

     Accounts payable                                          (127,000)            (661,000)            (136,000)

     Accrued payroll and related expenses                      (104,000)            (110,000)              72,000

     Accrued liabilities                                       (172,000)             (13,000)             279,000
                                                            -------------       --------------       --------------
Net cash used in operating activities                        (4,312,000)          (6,436,000)          (7,969,000)
                                                            -------------       --------------       --------------
 Cash flows from investing activities:

    Purchases of short-term investments                      (1,740,000)                  --                   --

    Capital expenditures                                       (145,000)            (115,000)            (449,000)
                                                            -------------       --------------       --------------
   Net cash used in investing activities                     (1,885,000)            (115,000)            (449,000)
                                                            -------------       --------------       --------------
 Cash flows from financing activities:

    Exercise of stock options and warrants                    1,026,000                4,000              602,000

    Issuance of convertible preferred stock                   3,686,000            6,227,000                   --

    Payments on capital lease obligations                       (32,000)             (28,000)            (153,000)

    Issuance of common stock                                         --              700,000            6,433,000
                                                            -------------       --------------       --------------
Net cash provided by financing activities                     4,680,000            6,903,000            6,882,000

Net increase (decrease) in cash and cash equivalents         (1,517,000)             352,000           (1,536,000)

Cash and cash equivalents at beginning of year                2,327,000            1,975,000            3,511,000
                                                            -------------       --------------       --------------
Cash and cash equivalents at end of year                    $   810,000          $ 2,327,000          $ 1,975,000
                                                            =============       ==============       ==============
Supplemental cash flow information:

   Cash paid during the year for interest                   $    13,000          $    32,000          $    48,000
                                                            =============       ==============       ==============
Supplemental non-cash flow information:

  Equipment acquired by capital lease obligations           $    65,000          $        --          $        --
                                                            =============       ==============       ==============


                            See accompanying notes.

                               THERMOGENESIS CORP.
                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

Organization and Business

THERMOGENESIS CORP. ("the Company") was incorporated in Delaware in July 1986. The Company designs, manufactures and distributes equipment to process therapeutically valuable blood components including stem cells and surgical sealants. Initially the Company developed medical devices for ultra rapid freezing and thawing of blood components, which the Company manufactures and distributes in their respective niche markets in blood banks and hospitals.

Basis of Presentation

The Company has incurred recurring operating losses and has an accumulated deficit of $37,339,000 as of June 30, 2000. The report of independent auditors on the Company's June 30, 2000 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 2001. This plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financings in amounts sufficient to fund further growth, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

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

Cash, Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short term investments are certificates of deposit with maturities greater than 90 days, but not exceeding six months.

Fair Value of Financial Instruments

Carrying amounts of financial instruments held by the Company, which include cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short duration.

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

The Company uses the Black-Scholes option pricing model to measure the fair value of the equity instruments issued (which were determined to be more reliably measurable than the fair value of consideration received) using the stock price and other measurement assumptions as of the date a commitment for performance by the counterparty to earn the equity instrument was reached. The fair value of the equity instruments issued is recognized in the same period as if the Company had paid cash for the services.

Revenue Recognition

Revenues from the sale of the Company's products are recognized at the time of shipment. The Company ships all products F.O.B. shipping point at its office. There is no formal acceptance by any customer, nor conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. The Company's foreign sales are generally through distributors. There is no right of return provided for distributors. Revenues from licensing agreements are recognized when payment is received and the Company has performed all services required under the agreement. Service revenue is generated from the installation of equipment and contracts for providing maintenance of equipment. Service revenue is recognized at the time the service is completed.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The SAB states that all registrants are expected to apply the accounting and disclosures described in it. The SEC staff, however, will not object if registrants that have not applied this accounting do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, by cumulative catch-up adjustment no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently evaluating the impact, if any, of SAB 101 on its financial statements.

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

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. Common stock equivalents have not been included because the effect would be anti- dilutive.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1. Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain amounts in the prior years financial statements have been reclassified to conform with the 2000 presentation.

2. Inventory

Inventory consisted of the following at June 30:

                                                       2000         1999
                                                   -----------   ----------
                      Raw materials                $1,051,000    $1,330,000
                      Work in process                 295,000       363,000
                      Finished goods                  929,000     1,024,000
                                                   -----------   ----------
                                                   $2,275,000    $2,717,000
                                                   ===========   ==========
3.  Equipment

Equipment consisted of the following at June 30:
                                                            2000        1999
                                                        ----------  ------------

                      Construction in progress          $       -   $    49,000
                      Office equipment                    361,000       294,000
                      Computers and purchased software    776,000     1,001,000
                      Machinery and equipment           1,154,000     1,043,000
                      Leasehold improvements              295,000       286,000
                                                       -----------  ------------
                                                        2,586,000     2,673,000
Less accumulated depreciation and amortization         (1,506,000)   (1,216,000)
                                                       -----------  ------------
                                                       $1,080,000    $1,457,000
                                                       ===========  ============

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)



4.  Accrued Liabilities

Accrued liabilities consisted of the following at June 30:

                                                            2000          1999
                                                          ---------    ---------

                     Accrued warranty reserves            $173,000      $163,000

                     Accrued legal reserves                      -       228,000

                     Capital lease obligations              37,000        29,000

                     Other accrued liabilities             135,000        90,000
                                                          ---------    ---------
                                                          $345,000      $510,000
                                                          =========    =========
5. Commitments and Contingencies

Operating Leases

The Company leases its manufacturing and corporate facilities and certain equipment pursuant to operating leases. The annual future cash obligations under these leases are as follows:

                                    2001                  $246,000
                                    2002                   136,000
                                    2003                     9,000
                                                          --------
                                   Total                  $391,000
                                                          ========

Rent expense was $297,000, $310,000 and $275,000 for the years ended June 30, 2000, 1999 and 1998.

Capital Leases

The Company leases certain equipment under capital leases. The following amounts are included in equipment as assets under these capital leases as of June 30:

                                                            2000         1999
                                                          ---------  ----------
               Cost                                       $199,000   $ 520,000
               Less: accumulated amortization              112,000     356,000
                                                          ---------  ----------
               Net assets under capital leases            $ 87,000   $ 164,000
                                                          =========  ==========

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

5. Commitments and Contingencies (continued)

Capital Leases (continued)

The future minimum lease payments under capital leases are as follows:

        Years ending June 30:
               2001                                              $ 52,000
               2002                                                23,000
               2003                                                22,000
               2004                                                22,000
               2005                                                17,000
                                                                 --------
               Total minimum lease payments                       136,000
               Less amount representing interest                  (45,000)
                                                                 --------
               Present value of minimum lease payments             91,000
               Less current portion                               (37,000)
                                                                 ---------
               Long term portion                                 $ 54,000
                                                                 =========

Contingencies

The Company and its property are not a party to any pending legal proceedings. In the normal course of operations, the Company may have disagreements or disputes with vendors over the quality or conformance of products manufactured for the Company. These disputes are seen by the Company's management as a normal part of business, and there are no currently threatened actions that management believes would have a significant material impact on the Company's financial position, results of operations or cash flow.

6. Shareholders' Equity

Series B Convertible Preferred Stock

On December 22, 1999, and January 4, 2000 the Company completed a private placement of 4,040 shares of Series B Convertible Preferred Stock ("Series B") raising an aggregate of $4,040,000, before direct expenses. The purchasers of the Series B also received five year warrants representing the right to acquire 444,562 common shares at an exercise price of $2.72628. Warrants to purchase 40,000 shares of common stock at $2.72628 per share were issued to the placement agent. The significant features of the Series B are as follows:

        Voting Rights - The holders of shares of Series B have no general voting rights other than as accorded by law under certain circumstances that effect Series B holders.

        Liquidation Rights - In the event of liquidation or dissolution of the Company, the Series B stockholders are entitled to priority over common stockholders and in parity with Series A holders with respect to distribution of Company assets or payments to stockholders. The liquidation distribution is equal to $1,000 per share plus any accumulated and unpaid dividends.

        Dividends - Dividends at the rate of $60 per annum per share of Series B are payable in cash or, at the Company's option, may be added to the value of the Series B subject to conversion and to the $1,000 per share liquidation preference. No dividends have been declared as of June 30, 2000. The accumulated amount of the dividend, $128,000, has been included in the preferred stock discount for calculating net loss per share for the year ended June 30, 2000.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


6. Shareholders' Equity (continued)

Series B Convertible Preferred Stock (continued)

          Conversion Rights - The Series B is currently limited in conversion to a maximum of 4,236,000 shares. However, the current conversion price is a fixed conversion price of $1.6425 which represents the average market price of the Company's common stock for the ten days prior to the initial reset date of June 22, 2000. Thereafter, the conversion price will be adjusted every six months to be the lesser of (a) 130% of the fixed conversion price of $2.2719, or (b) 90% of the average market price for the ten days prior to such adjustment date. The conversion price is subject to further adjustment under certain other circumstances. The value assigned to the Beneficial Conversion Feature, determined using 90% of the average market price for the ten days prior to the date the Series B was sold, compared to quoted market price of the Company's common stock on the date the Series B was sold, amounted to $777,000. The preferred stock discount for the year ended June 30, 2000 includes $777,000 of amortization. Subsequent to June 30, 2000, 2,032 shares of Series B have been converted into 1,289,229 shares of common stock.

          Redemption - If the Company is in compliance with the terms of the Series B agreements, the Company has the right at any time to redeem the Series B at a premium (generally, 120% of the $1,000 per share liquidation value plus accumulated and unpaid dividends), and under certain circumstances, at the market value of the common stock into which the Series B would otherwise be convertible. Assuming the Company is in compliance with such agreements, after the third anniversary of issuance, the Company may redeem the Series B at its liquidation value plus accumulated and unpaid dividends.

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

               Certain business combination events;

               The adoption of any amendment to the Company's Certificate of Incorporation materially adverse to the holders of the Series B without the consent of the holders of a majority of the Series B; and

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


6. Shareholders' Equity (continued)

Series B Convertible Preferred Stock (continued)

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

Series A Convertible Preferred Stock

In January 1999 the Company completed a private placement of 1,077,540 shares of Series A Convertible Preferred Stock ("Series A"), raising $6,227,000, net of commissions and direct expenses. Commissions of 7% of the gross proceeds and warrants to purchase 200,000 shares of common stock at $1.70 per share were issued to the placement agent. The significant features of the Series A are as follows:

        Voting Rights - The holders of shares of Series A are entitled to voting rights equal to the number of shares of common stock to be issued upon conversion of the Series A.

        Liquidation Preferences - In the event of liquidation or dissolution of the Company, the Series A stockholders are entitled to priority over common stockholders with respect to distribution of Company assets or payments to stockholders. The liquidation preference is equal to $6.25 per share compounded annually at 8% per share per year.

        Redemption - When issued, the Series A contained redemption rights which allowed the Series A to be redeemable upon the request of any holder at any time following the fifth anniversary of the date of issuance. The redemption price shall be the liquidation preference as stated above. However, on July 30, 1999, the common stockholders voted to remove the redemption rights associated with the Series A. Removal of the redemption rights allows the Series A to be included as Stockholders Equity. The excess of the Series A's redemption price over its carrying value was accreted by periodic charges to accumulated deficit from the date of issuance thru July 30, 1999.

        Conversion Rights - Holders of the Series A have the right to convert the Series A at the option of the holder, at any time, into shares of common stock of the Company at the conversion rate of one preferred share for five shares of common stock. The conversion rate is subject to adjustment for changes in the Company's capital structure which would otherwise have a dilutive effect on the conversion rate. The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's common stock on the date the Series A was sold, amounted to $3,605,000, which represents a discount to the value of the Series A. As of June 30, 2000, 911,540 shares of Series A have been converted.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


6. Shareholders' Equity (continued)

Series A Convertible Preferred Stock (continued)

        Automatic Conversion - At the option of the Company, each share of Series A may be converted into shares of Common Stock at the conversion rate of 1:5 provided that the shares of the Company's common stock trade at an average price equal to or greater than $5 per share for 30 consecutive trading days.

        Dividends - The holders of Series A shall be entitled to receive dividends at the same rate and at the same time as any dividends declared on the Company's common stock.

In addition, preferred shares are subject to certain transfer restrictions and are entitled to certain registration rights.

Common Stock

The Company completed a private financing on December 31, 1997 in which it received $6,433,000 net of expenses. The proceeds from the offering were received from the sale of 2,786,714 shares of common stock at $2.50 per share and issued three year warrants to the purchasers representing the right to acquire an additional 278,100 shares in the aggregate, at an exercise price of $3.00 per share. No warrants have been exercised as of June 30, 2000.

As of June 30, 2000, the Company had 10,848,467 shares of common stock reserved for future issuance.

Warrants

As part of the placement agent's compensation in the 1999 private placement of Series A convertible preferred stock, warrants to purchase 200,000 shares of common stock at an exercise price of $1.70 were issued. The warrants were fully vested upon issuance. There were 100,000 warrants exercised in fiscal 2000. The warrants expire in January 2004.

As part of a short-term debt agreement entered into in November 1998, the Company issued warrants to purchase 90,000 shares of common stock at an exercise price of $1.50. The warrants were fully vested upon issuance. The warrants expire in November 2001. The estimated fair value of the warrants on the date of issue, $70,000, has been included in interest expense for the year ending June 30, 1999. There were 64,738 warrants exercised in fiscal 2000.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


6. Shareholders' Equity (Continued)

Warrants (continued)

As part of the placement agent's compensation in the 1997 private financing, warrants to purchase 258,100 shares of common stock at an exercise price of $3.00 were issued. The warrants were fully vested upon issuance. The warrants expire in December 2000. No warrants have been exercised as of June 30, 2000.

In conjunction with a private placement in November 1996, seven year warrants were issued, representing the right to acquire 1,478,001 shares of common stock at an exercise price of $3.10 per share. The warrants were fully vested upon issuance. No warrants have been exercised as of June 30, 2000.

As part of the placement agent's compensation in the 1995 private placement of units, additional warrants to purchase 8.8 units at an exercise price of $60,000 per unit were also issued, each unit consisting of twenty-five thousand (25,000) shares of common stock. There were 50,000 warrants converted in fiscal 2000. The warrants expire in December 2000.

Stock Options

On July 31, 1996 and May 29, 1996, the Company issued options to purchase 200,000 and 100,000 shares, respectively, of the Company's common stock for consulting services. The exercise price is equal to the fair market value as determined by the closing bid price for the Company's common stock on the date of grant. The Company has recorded stock compensation expense recognizing the estimated fair value of the options of $60,000, $56,000 and $64,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

The Amended 1994 Stock Option Plan (1994 Plan) permits the grant of stock or options to employees, directors and consultants. A total of 1,450,000 shares were approved by the stockholders for issuance under the 1994 Plan. Options are granted at prices which are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest ratable over a five year period, unless otherwise determined by the Board of Directors.

The Amended 1998 Stock Option Plan (1998 Plan) permits the grant of stock or options to employees, directors and consultants. A total of 798,000 shares were approved by the stockholders for issuance under the 1998 Plan. An additional 1,000,000 shares were approved by the stockholders in December 1999. Options are granted at prices which are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest ratable over a three year period, unless otherwise determined by the Board of Directors.

The Company has also issued options to directors, employees and consultants as compensation for services. These options vest and are exercisable over a variety of periods as determined by the Company's Board of Directors.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


6. Shareholders' Equity (Continued)

Stock Options (Continued)

A summary of stock option activity for the three years ended June 30, 2000 follows:

                                                Number of      Weighted-Average
                                                  Options          Exercise
                                                Outstanding    Price Per Share
                                                ------------   ----------------
        Balance at June 30, 1997                 1,966,582          2.61
        Options granted                            509,000          3.01
        Options canceled                          (232,225)         3.09
        Options exercised                         (268,025)         2.22
                                                ------------
        Balance at June 30, 1998                 1,975,332          2.71
        Options granted                            178,500          2.30
        Options canceled                          (530,332)         2.41
        Options exercised                           (1,750)         2.08
                                                -----------
        Balance at June 30, 1999                 1,621,750          2.76
        Options granted                            938,745          1.34
        Options canceled                          (247,416)         2.09
        Options exercised                         (380,584)         1.85
                                                 -----------
        Balance                                   1,932,495         2.33
                                                 ===========

The following table summarizes information about stock options outstanding at June 30, 2000:


                          Options Outstanding                                           Options Exercisable

                                                                       Weighted                             Weighted
                                            Weighted-Average            Average                              Average
Range of Exercise          Number              Remaining               Exercise          Number             Exercise
    Prices               Outstanding       Contractual Life             Price         Exercisable             Price
-----------------        -----------       ------------------         ----------     -------------          ----------

$1.13-$1.13                501,000             2.08 years             $   1.13          306,000             $   1.13

$1.16-$1.84                 32,500             2.17 years             $   1.57           19,500             $   1.51

$1.97-$2.91                633,995             1.48 years             $   2.20          473,395             $   2.26

$2.97-$3.0                 400,000             0.73 years             $   2.98          360,000             $   2.98

$3.13-$4.50                365,000             1.1 years              $   3.57          355,000             $   3.58
                         -----------                                                 -----------
   Total                 1,932,495             1.42 years             $   2.33        1,513,895             $   2.50
                         ===========                                                 ===========


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The Company's pro forma information is as follows for the years ended June 30:

Net Loss                   2000                 1999                1998
                       -------------        ------------        -------------

  As reported          ($5,818,000)         ($6,098,000)        ($9,550,000)

  Pro Forma             (6,542,000)          (6,594,000)        (10,218,000)

Net loss per share

  As reported               ($0.30)              ($0.52)             ($0.54)

  Pro Forma                 ($0.34)              ($0.55)             ($0.58)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 1.02%; an expected life of 3 years; a risk-free interest rate of 6.31% and no expected dividends. The weighted average grant date fair value of options granted during the years ended June 30, 2000, 1999 and 1998 was $0.88, $1.70 and $1.69, respectively.

7. Major Customers and Foreign Sales

During the fiscal year ended June 30, 2000, revenues from a significant customer totaled $1,089,000 or 26% of net revenues. During the fiscal year ended June 30, 1999, revenues from a significant customer totaled $525,000 or 10% of net revenues. During the fiscal year ended June 30, 1998 there was no single customer which represented 10% of net revenues.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


7. Major Customers and Foreign Sales (continued)

The Company had sales to customers outside the United States as follows for the years ended June30:


                    2000                     1999                    1998
                -----------              -----------             ----------

Europe            $820,000               $1,114,000              $1,648,000

Asia               590,000                1,178,000                 505,000

Other              208,000                  183,000                 111,000
                -----------              ----------              ----------
                $1,618,000               $2,475,000              $2,264,000
                ===========              ==========              ==========

8. Income Taxes

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rates of 34% to income tax expense is as follows for the years ended June 30:


                                                 2000          1999           1998
                                            ------------- -------------  ------------

   Statutory fedeal income tax benefit      $(1,971,000)  $(2,074,000)   $(3,290,000)
   Net operating loss with no tax benefit     1,971,000     2,074,000      3,290,000
                                            ------------- -------------  ------------
          Total federal income tax          $         -   $         -    $         -
                                            ============= =============  ============


At June 30, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $31,395,000 and $10,001,000 respectively, that are available to offset future income. The federal and state loss carryforwards expire in various years between 2002 and 2020, and 2000 and 2005, respectively.

At June 30, 2000, the Company has research and experimentation credit carryforwards of approximately $291,000 for federal tax purposes that expire in various years between 2002 and 2020 and $186,000 for state income tax purposes that do not have an expiration date. In addition, the Company has approximately $34,000 in other state tax credits.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                   June 30, 2000   June 30, 1999
                                                   --------------  -------------
Deferred tax assets:
        Net operating loss carryforwards           $ 11,268,000     $ 9,145,000
        Income tax credits                              413,000         418,000
        Capitalized research costs                      412,000         292,000
        Other                                           266,000         358,000
                                                   ------------     ------------
Total deferred taxes                                 12,359,000      10,213,000
Valuation allowance                                 (12,359,000)    (10,213,000)
                                                   ------------     ------------
Net deferred taxes                                 $          -     $         -
                                                   ============     ============

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

9. Employee Retirement Plan

The Company sponsors an Employee Retirement Plan, generally available to all employees, in accordance with Section 401(k) of the Internal Revenue Code. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees' contributions. No Company contributions have been made to the Plan as of June 30, 2000.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 1997, the Company loaned $88,281 to Charles de B. Griffiths, the Company's Vice President of Marketing and Sales and a director of the Company, to assist with the purchase and renovation of a residence in connection with Mr. Griffiths relocation to the Company's Rancho Cordova office from France, where he previously resided. During the year ended June 30, 2000, Mr. Griffiths repaid the loan and all accrued interest.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report on Form 10-K.


                                                                           Page
                                                                          Number
                                                                          ------


       Report of Ernst & Young LLP,  Independent Auditors ...................41

       Balance Sheets at June 30, 2000 and 1999 .............................42

       Statements of Operations for the years
         ended June 30 2000, 1999, and 1998 .................................44

       Statements of Shareholders' Equity for
         the years ended June 30, 2000, 1999 and 1998........................45

       Statements of Cash Flows for the
         years ended June 30, 2000, 1999 and 1998 ...........................46

       Notes to Financial Statements ........................................47

 (a)(2) Financial Statement Schedules

        Schedule II, Valuation and Qualifying Accounts ......................67

 (b)    Reports on Form 8-K

        None

 (c)    Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the
        Exhibit Index on the next page, which is incorporated herein by this reference.

Exhibit Description

3.1     (a) Amended and Restated Certificate of Incorporation(4)
        (b) Revised Bylaws (4)
4.1 Certificate of Designation Series A Convertible Redeemable Preferred Stock (12)
4.2            Certificate of Designation of Series B Convertible
               Preferred Stock (16)
4.3            Warrant [form]  (16)
4.4            Registration Rights Agreement Dated Dec. 22, 1999 [form] (16)
5.1            Opinion of David C. Adams, General Counsel to the registrant
10.1    (a) Letter of Agreement with Liquid Carbonic, Inc. (1)
        (b) Letter of Agreement with Fujitetsumo USA (1)
        (c) Letter of Agreement with Fujitetsumo Japan (1)
        (d) License Agreement between Stryker Corp. and THERMOGENESIS CORP., Corp.(5)
        (e) Lease of Office and Mfg. Space (4)
        (f) Executive Development and Distribution Agreement
            between THERMOGENESIS CORP. and Daido Hoxan Inc. (3)
        (g) Administrative Office Lease (6)
        (h) Employment Agreement for David C. Adams (11)
        (i) Employment Agreement for James H. Godsey (11)
        (j) Employment Agreement for Sam Acosta (11)
        (k) Licensing/Manufacturing Agreement with On-Time Mfg. (8)
        (l) License Agreement and distribution with Asahi Medical  (9)
        (m) License Agreement with Pall/Medsep Corporation   (10)
        (n) Distribution Agreement with Dideco S.P.A. (13)
        (o) Employment Agreement for Philip H. Coelho (15)
        (p) Employment Agreement for Renee Ruecker (15)
        (q) Amendment to License Agreement with Asahi Medical (15)
        (r) Subscription Agreement dated Dec. 22, 1999 [form] (16)
        (s)  Employment Agreement for Dan Segal *

23.2    Consent of Ernst & Young LLP, independent auditors

27.1    Financial Data Schedule

Footnotes to Index

*    Filed herewith:

(1) Incorporated by reference to Registration Statement No. 33-37242 of THERMOGENESIS CORP., Corp. filed on February 7, 1991.
(2)  Incorporated by reference to Form 8-K for July 19, 1993.
(3)  Incorporated by reference to Form 8-K for June 9, 1995.
(4)  Incorporated by reference to Form 10-KSB for the year ended June 30, 1994.
(5)  Incorporated by reference to Form 8-K for September 27, 1995.
(6) Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1995.
(7)  Incorporated by reference to Form 8-K for November 27, 1996.
(8)  Incorporated by reference to Form 10-KSB for the year ended June 30, 1996.
(9)  Incorporated by reference to Form 8-K for May 29, 1996.
(10) Incorporated by reference to Form 8-K for March 27, 1997.
(11) Incorporated by reference to Form 10-K for the year ended June 30, 1997.
(12) Incorporated by reference to Form 8-K for January 14, 1998.
(13) Incorporated by reference to Form 8-K for February 16, 1998.
(14) Incorporated by reference to Form 10-K for the year ended June 30, 1998.
(15) Incorporated by reference to Form 10-K for the year ended June 30, 1999.
(16) Incorporated by reference to Form 8-K for December 23, 1999.

GLOSSARY OF CERTAIN TECHNICAL TERMS

510(k): formal notification to the Food and Drug Administration ("FDA") obtain clearance to market the medical device. The device must be substantially equivalent to devices manufactured prior to 1976.

AUTOLOGOUS: autogenous; related to self; originating within an organism itself, as obtaining blood from the patient for use in the same patient.

COAGULATION: (1) the process of clot formation; (2) in surgery, the disruption of tissue by physical means to form a blockage or clot.

THERMO LINE PRODUCTS: (1) device for the ultra-rapid freezing of human blood plasma; (2) portable device for the ultra-rapid freezing of human blood plasma;
(3) device for the rapid thawing of frozen plasma for hospital patient care; (4) device for the hermetic sealing of blood tissue containers.

CRYOPRECIPITATE: any precipitate (substance that is separated out of a solution of plasma) that results from cooling, as cryoglobulin or antihemophilic factor. When used in the context of the CryoSeal FS system, cryoprecipitate means a "fibrinogen-rich" cryoprecipitate.

CRYOPRECIPITATED AHF: a preparation of antihemophilic factor, which is obtained from a single unit of plasma collected and processed in a closed system.

CRYOPRESERVATION: maintaining the life of excised tissue or organs by freezing and storing at very low temperatures.

CRYOSEAL(TM): system for harvesting fibrinogen-rich cryoprecipitate from a donor's blood plasma, a blood component that is currently licensed by the FDA for the treatment of clotting protein deficient patients.

DEWAR: container that keeps its contents at a constant and generally low temperature by means of two external walls between which a vacuum is maintained.

FACTOR VIII: antihemophilic factor (AHF): a factor or component of blood participating only in blood coagulation. Deficiency of this factor, when transmitted as a sex-linked recessive trait, causes classical hemophilia (hemophilia A).

FACTOR XIII: fibrin stabilizing factor (FSF): a factor that chemically joins fibrin strands so that they become stable and insoluble in urea, thus enabling fibrin to form a firm blood clot.

FIBRONECTIN: an adhesive compound of protein and carbohydrate: one form circulates in plasma, another is a cell-surface protein which mediates cellular adhesive interactions. Fibronectins are important in connective tissue, and they are also involved in aggregation of platelets.

FIBRINOGEN: a blood protein that is converted to fibrin in the clotting of blood.

HEMATOLOGY: that branch of medical science, which treats blood and blood forming tissues.


HEMOSTATIC: (1) checking the flow of blood; (2) an agent that stops the flow of blood.

PLATELET DERIVED GROWTH FACTOR (PDGF): a substance contained in platelets and capable of inducing proliferation of vascular cells, vascular smooth muscle cells; its action contributes to the repair of damaged vascular walls.

PROGENITOR: a parent or ancestor.

THERMOLABILE:  easily altered or decomposed by heat.

                               THERMOGENESIS CORP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THERMOGENESIS CORP.



                                      By: /s/ PHILIP H. COELHO
                                              ---------------------------------
                                              Philip H. Coelho, Chairman & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  By: /s/ PHILIP H. COELHO                            Dated: September  22, 2000
          -----------------------------------------
          Philip H. Coelho, Chief Executive
          Officer and Chairman of the Board
         (Principal Executive Officer)

By:  /s/ RENEE M. RUECKER                             Dated: September  22, 2000
         ------------------------------------------
         Renee M. Ruecker, V.P. Finance
        (Principal Financial and Accounting
         Officer)



By: /s/ JAMES H. GODSEY                               Dated: September  22, 2000
        --------------------------------------------
        James H. Godsey, President/COO
        and Director


By: /s/ HUBERT HUCKEL                                 Dated: September  22, 2000
        --------------------------------------------
        Hubert Huckel, Director

By: /s/ PATRICK MCENANY                               Dated: September  22, 2000
        --------------------------------------------
        Patrick McEnany, Director


By: /s/ DAVID HOWELL                                  Dated: September  22, 2000
   -------------------------------------------------
      David Howell, Director

                                   SCHEDULE II

                               THERMOGENESIS CORP.
                        VALUATION AND QUALIFYING ACCOUNTS


                                                          Charged to     Write-offs      Balance at
                                         Balance at       costs and        (net of         end of
                                    beginning of period    expenses       recoveries)      period
                                   ---------------------  -----------   -------------    -----------

Allowance of Doubtful Accounts:

For the year ended June 30, 2000          $95,000         $43,000         $54,000         $84,000

For the year ended June 30, 1999           97,910          46,877          49,787          95,000

For the year ended June 30, 1998           97,913          52,424          52,427          97,910
