Form 10-Q
period 2000-09-30
THERMOGENESIS CORP
filed 2000-11-14
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.


                         Commission File Number: 0-16375
                           --------------------------

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

                              3146 Gold Camp Drive
                            Rancho Cordova, CA 95670
                                 (916) 858-5100
              ----------------------------------------------------
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

        Securities registered pursuant to section 12(b) of the Act: NONE

           Securities registered pursuant to section 12(g) of the Act:


                                                Name of each exchange
               Title of each class              on which registered
           ------------------------------      ----------------------
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


The number of shares of the registrant's common stock, $.001 par value, outstanding on October 16, 2000 was 26,522,199.

                               THERMOGENESIS CORP.


                                      INDEX

                                                                     Page Number
Part I  Financial Information

Item 1.  Financial Statements (Unaudited):

         Balance Sheets at September 30, 2000 and June 30, 2000 ...............3

         Statements of Operations for the Three Months
         ended September 30, 2000 and 1999 ....................................5

         Statements of Cash Flows for the Three Months
         ended September 30, 2000 and 1999 ....................................6

         Notes to Financial Statements ........................................7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .........................8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II Other Information

Item 1. Legal proceedings ....................................................11
Item 2. Changes in Securities ................................................11
Item 3. Default Upon Senior Securities .......................................11
Item 4. Submission of Matters to a Vote of Security Holders ..................11
Item 5. Other Information ....................................................11
Item 6. Ehibits and Reports on Form 8-K ......................................11


Signatures ...................................................................12

PART  I FINANCIAL INFORMATION

                               THERMOGENESIS CORP.
                                 Balance Sheets
                                   (Unaudited)

                                                       September 30,   June 30,
ASSETS                                                      2000         2000
                                                       ------------   ----------

Current Assets:

  Cash and cash equivalents                            $  1,352,000   $  810,000

  Short term investments                                    210,000    1,740,000

  Accounts receivable, net of allowance for doubtful
    accounts of $84,000 ($84,000 at June 30, 2000)          668,000      627,000


  Inventory                                               2,271,000    2,275,000

  Other current assets                                      102,000      150,000
                                                       ------------   ----------
     Total current assets                                 4,603,000    5,602,000

Equipment, at cost less accumulated depreciation
  of $1,632,000 ($1,506,000 at June 30, 2000)             1,036,000    1,080,000

Other assets                                                 52,000       53,000
                                                       ------------   ----------
                                                       $  5,691,000   $6,735,000
                                                       ============   ==========




                             See accompanying notes.

                               THERMOGENESIS CORP.
                           Balance Sheets (continued)
                                   (Unaudited)


                                                                       September 30,              June 30,
LIABILITIES AND SHAREHOLDER'S EQUITY                                        2000                    2000
                                                                      --------------          --------------
Current liabilities:

  Accounts payable                                                    $     568,000           $     512,000

  Accrued payroll and related expenses                                      213,000                 132,000

  Accrued liabilities                                                       314,000                 345,000
                                                                      --------------          --------------

         Total current liabilities                                        1,095,000                 989,000

Long-term portion of capital lease obligations                               54,000                  54,000

Commitments and contingencies

Shareholders' equity:

  Series B convertible preferred stock, $0.001 par value, 4,080
    shares authorized; 1,727 issued and outstanding (4,040 at                    --                      --
    June 30, 2000)

  Series A  convertible  preferred  stock,  $0.001 par value,
   1,200,000  shares  authorized; 158,000 issued and outstanding
    (166,000 at June 30, 2000)                                                   --                      --

  Preferred stock, $0.001 par value; 795,920 shares authorized;
    no shares issued and outstanding                                             --                      --
  Common stock, $0.001 par value; 50,000,000 shares
    authorized; 26,409,763 issued and outstanding
    (24,804,056 at June 30, 2000)                                            27,000                  26,000


  Paid in capital in excess of par                                       43,277,000              43,005,000

  Accumulated deficit                                                   (38,762,000)            (37,339,000)
                                                                      --------------          --------------
        Total shareholders' equity                                        4,542,000               5,692,000
                                                                      --------------          --------------
                                                                      $   5,691,000           $   6,735,000
                                                                      ==============          ==============




                             See accompanying notes.

                               THERMOGENESIS CORP.
                            Statements of Operations
                                   (Unaudited)


                                                            Three Months Ended September 30,
                                                             2000                        1999
                                                         -------------              --------------


Net revenues                                             $    801,000               $    999,000

Cost of revenues                                              926,000                   1,251,000
                                                         -------------              --------------
     Gross loss                                              (125,000)                   (252,000)
                                                         -------------              --------------
Expenses:

   General and administrative                                 415,000                     503,000

   Selling and service                                        478,000                     564,000

   Research and development                                   435,000                     443,000

   Interest                                                     3,000                       5,000
                                                         -------------              --------------
      Total expenses                                        1,331,000                   1,515,000

Interest income                                                33,000                      15,000
                                                         -------------              --------------
Net loss                                                  ($1,423,000)                ($1,752,000)
                                                         =============              ==============
Per share data:

  Net loss                                                ($1,423,000)                ($1,752,000)

  Preferred stock dividend                                     50,000                          --
                                                         -------------                ------------
  Net loss to common stockholders                         ($1,473,000)                ($1,752,000)
                                                         =============              ==============
  Basic and diluted net loss per share                         ($0.06)                     ($0.08)
                                                         =============              ==============
  Shares used in computing per share data                  25,448,760                  20,804,942
                                                         =============              ==============


                             See accompanying notes.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows
                 Three Months Ended September 30, 2000 and 1999



Cash flows from operating activities:                                          2000                 1999
                                                                          -------------         -------------

    Net loss                                                              ($1,423,000)           ($1,752,000)

    Adjustments to reconcile net loss to net cash used by operating activities:

        Depreciation and amortization                                         181,000                150,000

        Amortization of stock and options issued for services                      --                 22,000

        Net change in operating assets and liabilities:

            Accounts receivable                                               (41,000)               174,000

            Inventory                                                           4,000                 13,000

            Other current assets                                               48,000                  3,000

            Other assets                                                      (54,000)                91,000

            Accounts payable                                                   56,000                270,000

            Accrued payroll and related expenses                               81,000                (33,000)

            Accrued liabilities                                               (29,000)              (208,000)
                                                                          -------------         -------------
       Net cash used in operating activities                               (1,177,000)            (1,270,000)
                                                                          -------------         -------------

Cash flows from investing activities:

   Capital expenditures                                                       (82,000)               (90,000)

   Sales of short-term investments                                          1,530,000                     --
                                                                          -------------         -------------
       Net cash provided by (used in) investing activities                  1,448,000                (90,000)
                                                                          -------------         -------------

Cash flows from financing activities:

   Exercise of stock options and warrants                                     273,000                     --

   Payments on capital lease obligations                                       (2,000)                    --
                                                                          -------------         -------------
       Net cash provided by financing activities                              271,000                     --
                                                                          -------------         -------------
   Net increase (decrease) in cash and cash equivalents                       542,000             (1,360,000)

   Cash and cash equivalents at beginning of period                           810,000              2,327,000
                                                                          -------------         -------------
   Cash and cash equivalents at end of period                             $ 1,352,000           $    967,000
                                                                          =============         =============



                             See accompanying notes.

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)


1.      Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

Summary of Significant Accounting Policies

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The Company is currently assessing the impact, if any, that the SAB will have on its revenue recognition policy. The Company's existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. The effect of the change, if any, must be recognized as a cumulative effect of a change in accounting no later than the quarter ending June 30, 2001. At the current time, it is not possible to determine the effect this change will have on the results of operations of the Company.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended, which became effective for the Company for the quarter ended September 30, 2000. Because of the Company's minimal use of derivatives, FAS 133 did not have a significant impact on the financial position or results of operations of the Company.

Inventory

Inventory consisted of the following at:


                                  September 30,
                                      2000             June 30, 2000
                                  --------------       -------------

Raw materials                      $  920,000           $1,051,000

Work in process                       227,000              295,000

Finished goods                      1,124,000              929,000
                                  -------------        ------------
                                  $ 2,271,000          $ 2,275,000
                                  =============        ============

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
             for the Three Months Ended September 30, 2000 and 1999


The Company designs, manufactures and distributes equipment to process therapeutically valuable blood components including stem cells and surgical sealants. Initially the Company developed medical devices for ultra rapid freezing and thawing of blood components, which the Company manufactures and distributes in their respective niche markets in blood banks and hospitals. During fiscal 1988 through 2000, the Company has focused on refining product design of the Thermoline(TM) (blood plasma freezers and thawers) products and developing two new technology platforms (BioArchive and CryoSeal Systems).

Beginning in late 1993, and with accelerated research and develoment efforts from 1996 to 1999, the Company completed development of the BioArchive and CryoSeal technology platforms, each of which will give rise to multiple medical devices targeted at a number of different medical and surgical applications. To achieve completion of the development and add experienced executive talent to launch the products and move the Company to new levels of growth and revenues, considerable capital resources were used. The Company is currently seeking strategic alliance partners with substantially greater financial and marketing resources than the Company in order to maximize the commercial value of the CryoSeal and BioArchive platform products.

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying financial statements.

Results of Operations

Net Revenues:
Net revenues for the three months ended September 30, 2000 were $801,000 compared to $999,000 for the three months ended September 30, 1999. The decrease is primarily due to the non refundable licensing fees of $121,000 received from the distributor of the BioArchive system in Japan which was included in net revenues for the three months ended September 30, 1999. BioArchive revenues increased as one unit was sold during the first quarter of FY2001 versus none in the first quarter of FY2000. Offsetting the increase in BioArchive revenues, freezer sales were down from the prior year as orders for the Company's largest freezers were not received until late in the quarter. As of September 30, 2000 the Company has a cancelable backlog of 10 MP2000 freezers which are expected to ship by December 31, 2000.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
         for the Three Months Ended September 30, 2000 and 1999 (Cont'd)


Results of Operations (Cont'd)

Cost of Revenues:
Cost of revenues as a percent of revenues was approximately 116% for the three months ended September 30, 2000, as compared to 126% for the corresponding fiscal 2000 period. The decrease in cost of revenues is primarily due to lower overhead as a result of better inventory management and cost control measures. However, cost of revenues is higher than net revenues due to the costs required to maintain a manufacturing structure that is compliant with the FDA's Quality System Requirements.

General and Administrative Expenses:
General and administrative expenses for the three months ended September 30, 2000 decreased $88,000 or 17% from the corresponding fiscal 2000 period. This decrease is primarily the result of personnel reductions which occurred during the prior fiscal year and the Company has elected not to replace the vacant positions.

Selling and Service Expenses:
Selling and service expenses for the three months ended September 30, 2000 were $478,000, a decrease of $86,000 or 15% from the corresponding fiscal 2000 period. The decrease in selling and service expenses is due to personnel and other cost reductions implemented in the third quarter of FY2000 as the Company focused on bringing the selling and service expenses more in line with the actual revenues produced while still funding activities to drive revenue and ensure customer satisfaction.

Research and Development Expenses:
Research and development expenses for the three months ended September 30, 2000 decreased by $8,000 or 2% from the corresponding fiscal 2000 period. Research and development expenses remained consistent as the personnel and other cost reductions implemented in the prior year were offset by the costs of the CryoSeal Fibrin Sealant pre clinical trials which should be completed by December 31, 2001.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
         for the Three Months Ended September 30, 2000 and 1999 (Cont'd)


Results of Operations (Cont'd)

Liquidity and Capital Resources

Working capital decreased by $1,105,000. The decrease in cash and short term investments was primarily due to funding of the manufacturing infrastructure, operating expenses, and the costs associated with the CryoSeal Fibrin Sealant pre clinical trials.

The Company used $1,177,000 for operations for the three months ended September 30, 2000. This was primarily due to lower sales volume in relationship to fixed manufacturing costs, operating expenses and research and development costs for the testing required to obtain the CE mark on CryoSeal CP-2 disposable and the pre clinical trials. The report of independent auditors on the Company's June 30, 2000 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 2001. The plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financings and the reduction of certain operating expenses as required. Additionally, the Company is currently pursuing partnering relationships with large corporations in connection with global distribution of either or both of the new product platforms. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve additional financing or reach a strategic relationship, or that such events will be on terms favorable to the Company.

The Company made the transition to the calendar year 2000 without "Year 2000" interruptions. The Company did not incur any material costs to be "Year 2000" compliant.

At September 30, 2000, the Company has no significant outstanding capital commitments.

Backlog

The Company's cancelable backlog at September 30, 2000 was $954,000. Purchase orders from two customers for ten MP2000 freezers, including installation and other services totaled $719,000. The remainder of the backlog is composed of orders from a variety of customers for other ThermoLine products, disposables and BioArchive disposables.

Quantitative and Qualitative Disclosures About Market Risk

All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. The Company has no long-term debt or investments and therefore is not subject to interest rate risk.

PART II -  OTHER INFORMATION

Item 1.   Legal proceedings.

          Cryo-Cell International, Inc., filed a complaint against the Company in the U.S. District Court for the Southern District of New York, styled Cryo-Cell International, Inc. v. THERMOGENESIS CORP., Case No. 00 Civ. 8155, alleging patent infringement by the Company related to the Company's BioArchive System. Although the Company has its own patents and intends to defend the action, the complaint has not been served and the Company has no obligation to respond at this time.

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


                                             THERMOGENESIS CORP.
                                                (Registrant)


Dated November 13, 2000

                                       /s/  Philip H. Coelho
                                            ------------------------------------
                                            Philip H. Coelho, Chief Executive
                                            Officer and
                                            Chairman of the Board
                                            (Principal Executive Officer)


                                       /s/  Renee M. Ruecker
                                            ------------------------------------
                                            Renee M. Ruecker, V.P. Finance
                                            (Principal Financial and Accounting
                                            Officer)