Form 10-Q
period 2000-12-31
THERMOGENESIS CORP
filed 2001-02-12
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

The number of shares of the registrant's common stock, $.001 par value, outstanding on February 2, 2001 was 26,972,877.

                               THERMOGENESIS CORP.

                                      INDEX

                                                                     Page Number

Part I  Financial Information

Item 1.  Financial Statements (Unaudited):

        Balance Sheets at December 31, 2000 and June 30, 2000 ................3
        Statements of Operations for the Three and Six
        Months ended December 31, 2000 and 1999 ..............................5

        Statements of Cash Flows for the Three and Six Months
        Ended December 31, 2000 and 1999......................................6

        Notes to Financial Statements ........................................7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ........................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk. See Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II Other Information

Item 1.  Legal proceedings...................................................12
Item 2.  Changes in Securities...............................................12
Item 3.  Default Upon Senior Securities......................................12
Item 4.  Submission of Matters to a Vote of Security Holders ................12
Item 5.  Other Information...................................................12
Item 6.  Exhibits and Reports on Form 8-K....................................12

Signatures...................................................................13

PART  I FINANCIAL INFORMATION

                               THERMOGENESIS CORP.
                                 Balance Sheets
                                   (Unaudited)



                                                                     December 31,         June 30,
                                                                         2000               2000
                                                                     ------------       -----------

ASSETS
Current Assets:
Cash and cash equivalents                                              $2,555,000          $810,000
Short term investments                                                        ---         1,740,000
Accounts receivable, net of allowance for doubtful
   accounts of $84,000 ($84,000 at June 30, 2000)                       1,056,000           627,000
Inventory                                                               2,080,000         2,275,000
Other current assets                                                      154,000           150,000
                                                                     ------------       -----------
     Total current assets                                               5,845,000         5,602,000
Equipment, at cost less accumulated depreciation
    of $1,751,000 ($1,506,000 at June 30, 2000)                           947,000         1,080,000
Other assets                                                               52,000            53,000
                                                                     ------------       -----------
                                                                       $6,844,000        $6,735,000
                                                                     ============       ===========



See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                           Balance Sheets (continued)
                                   (Unaudited)


                                                                     December 31,         June 30,
                                                                         2000               2000
                                                                     ------------       -----------


LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                                      $696,000          $512,000
   Accrued payroll and related expenses                                   145,000           132,000
   Short-term debt, net of discount of $441,000                         1,634,000                 -
   Accrued liabilities                                                    396,000           345,000
                                                                     ------------       -----------
       Total current liabilities                                        2,871,000           989,000

Long-term portion of capital lease obligations                             54,000            54,000
Commitments and contingencies
Shareholders' equity:
  Series B convertible preferred stock, $0.001 par
    value, 4,080 shares authorized; 1,560 issued and
    outstanding (4,040 at June 30, 2000)                                      ---               ---
  Series A convertible preferred stock, $0.001 par value,
    1,200,000 shares authorized; 158,000 issued and outstanding
    (166,000 at June 30, 2000)                                                ---               ---
  Preferred stock, $.001 par value; 795,920 shares authorized;
    no shares issued and outstanding                                          ---               ---
  Common stock, $.001 par value; 50,000,000 shares authorized;
    26,722,199 issued and outstanding (24,804,056 at
    June 30, 2000)                                                         27,000            26,000
  Paid in capital in excess of par                                     44,769,000        43,005,000
  Stockholder note receivable                                           (425,000)               ---
  Accumulated deficit                                                (40,452,000)      (37,339,000)
                                                                     ------------       -----------
        Total shareholders' equity                                      3,919,000         5,692,000
                                                                     ------------       -----------
                                                                       $6,844,000       $ 6,735,000
                                                                     ============       ===========

See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Operations
                                   (Unaudited)




                                                  Three Months Ended                 Six Months Ended
                                                     December 31,                      December 31,
                                               2000             1999            2000             1999
                                              ------           ------          ------           -----
Net revenues                               $1,729,000       $1,313,000       $2,530,000       $2,311,000
Cost of revenues                            1,425,000        1,266,000        2,351,000        2,518,000
                                           ----------       ----------       ----------       ----------
     Gross profit (loss)                      304,000           47,000          179,000        (207,000)
                                           ----------       ----------       ----------       ----------
Expenses:
   General and administrative                 440,000          454,000          855,000          917,000
   Selling and service                        533,000          560,000        1,011,000        1,131,000
   Research and development                   435,000          419,000          870,000          895,000
   Interest                                    32,000            3,000           35,000            8,000
                                           ----------       ----------       ----------       ----------
      Total expenses                        1,440,000        1,436,000        2,771,000        2,951,000

Interest income                                26,000            9,000           59,000           24,000
                                           ----------       ----------       ----------       ----------
Net loss                                  ($1,110,000)     ($1,380,000)     ($2,533,000)     ($3,134,000)
                                          ===========      ===========      ===========      ===========
Per share data:
Net loss before preferred stock
   dividend or discount and
   cumulative effect of accounting
   change                                 ($1,110,000)     ($1,380,000)     ($2,533,000)     ($3,134,000)
Preferred stock dividend or discount          (23,000)        (313,000)         (73,000)        (313,000)
Cumulative effect of accounting change       (580,000)              --         (580,000)             ---
                                           ----------       ----------       ----------       ----------
Net loss to common stockholders           ($1,713,000)     ($1,693,000)     ($3,186,000)     ($3,447,000)
                                          ===========      ===========      ===========      ===========
Basic and diluted net loss per share
before cumulative effect of
  accounting change                            ($0.04)          ($0.08)          ($0.10)          ($0.16)
Cumulative effect of accounting change         ($0.02)              --           ($0.02)             ---
                                           ----------       ----------       ----------       ----------
Basic and diluted net loss per
   common share                                ($0.06)          ($0.08)          ($0.12)          ($0.16)
                                           ==========       ==========       ==========       ==========
Shares used in computing per share data    26,588,866       21,036,929       26,018,813       20,920,935
                                           ==========       ==========       ==========       ==========



See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows
                   Six Months Ended December 31, 2000 and 1999




                                                                            2000            1999
                                                                        ----------      ----------

Cash flows from operating activities:
    Net loss                                                           ($2,533,000)    ($3,134,000)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
        Depreciation, amortization and accretion                           269,000         303,000
        Amortization of stock and options issued for services                  ---          37,000
        Net change in operating assets and liabilities:
            Accounts receivable                                           (429,000)        334,000
            Inventory                                                      195,000         355,000
            Other current assets                                            (4,000)        (18,000)
            Other assets                                                     1,000          95,000
            Accounts payable                                               183,000          98,000
            Accrued payroll and related expenses                            13,000        (115,000)
            Accrued liabilities                                             55,000        (127,000)
                                                                        ----------      ----------
       Net cash used in operating activities                            (2,250,000)     (2,172,000)
                                                                        ===========     ==========
Cash flows from investing activities:
   Capital expenditures                                                   (112,000)       (101,000)
   Sales of short-term investments                                       1,740,000             ---
                                                                        ----------      ----------
       Net cash provided by (used in) investing activities               1,628,000        (101,000)
                                                                        ----------      ----------
Cash flows from financing activities:
    Proceeds from short-term debt                                        2,075,000             ---
    Issuance of convertible preferred stock                                    ---       3,668,000
    Payments on capital lease obligations                                   (4,000)
    Exercise of stock options and warrants                                 296,000           8,000
                                                                        ----------      ----------
        Net cash provided by financing activities                        2,367,000       3,676,000
                                                                        ----------      ----------
   Net increase in cash and cash equivalents                             1,745,000       1,403,000
   Cash and cash equivalents at beginning of period                        810,000       2,327,000
                                                                        ==========      ==========
   Cash and cash equivalents at end of period                           $2,555,000      $3,730,000
                                                                        ==========      ==========

See accompanying notes to financial statements

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                                December 31, 2000
                                   (Unaudited)

Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

Summary of Significant Accounting Policies

On November 16, 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-27, "Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" to Certain Convertible Instruments". EITF 00-27 requires that any beneficial conversion feature associated with a convertible instrument be calculated using the intrinsic value of a conversion option after first allocating the proceeds received to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants). As a result of adopting EITF 00-27, the Company has recorded a charge to accumulated deficit of $580,000 as the cumulative effect of a change in accounting for the embedded beneficial conversion feature associated with the Series B Preferred Stock financing which occurred in December 1999.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended, which became effective for the Company for the quarter ended September 30, 2000. The adoption of FAS 133 did not have a significant impact on the financial position or results of operations of the Company.

                               THERMOGENESIS CORP.
                    Notes to Financial Statements (Continued)
                                December 31, 2000
                                   (Unaudited)


Inventory

Inventory consisted of the following at:

                                         December 31, 2000     June 30, 2000
                                         -----------------     -------------
                 Raw materials                 $910,000          $1,051,000
                 Work in process                278,000             295,000
                 Finished goods                 892,000             929,000
                                             ----------          ----------
                                             $2,080,000          $2,275,000
                                             ==========          ==========


Short-term debt and related party transaction

In December 2000, the Company completed a debt financing for a total of $2,075,000. The debt matures on September 19, 2001 or on the fifth day following an equity or debt financing of at least $1,000,000, whichever first occurs. The interest rate is 10% per annum. The holders of the debt received warrants representing the right to acquire 20,000 shares of common stock for each $100,000 loaned for an exercise price of $1.625. The warrants vest immediately and expire in December 2005. The fair value assigned to the warrants, as determined using the Black-Scholes model, amounted to $465,000, which represents a discount to the short-term debt. The discount is being accreted to interest expense over the life of the debt. The unamortized discount at December 31, 2000 was $441,000. Additionally, a contingent beneficial conversion feature of $548,000 associated with the holders right to participate in a future equity offering has been calculated at the date of issue and is subject to change based on future events. The contingent beneficial conversion feature will be recognized if and when the equity offering occurs. Of the $2,075,000 financed, $560,000 was received from members of the Company's board of directors or officers.

Stockholder note receivable

In October 2000, the Company entered into a note receivable with the Company's Chief Executive Officer and Chairman of the Board for $425,000. The principal amount of the note represents the amount due to the Company for the exercise of options for 200,000 shares of common stock at an exercise price of $2.13. The note is a full recourse note, bears interest at 6.3% and is due October 31, 2001.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
              Financial Condition and Results of Operations for the
              Three and Six Months Ended December 31, 2000 and 1999

The Company designs, manufactures and distributes equipment to process therapeutically valuable blood components including stem cells and surgical sealants. Initially the Company developed medical devices for ultra rapid freezing and thawing of blood components, which the Company manufactures and distributes in their respective niche markets in blood banks and hospitals. During fiscal 1988 through 2000, the Company has focused on refining product design of the Thermoline(TM) (blood plasma freezers and thawers) products and developing two new technology platforms (BioArchive and CryoSeal Systems) which micro manufacture therapeutic doses of proteins or stem cells from single units of blood.

Beginning in late 1993, and with accelerated research and development efforts from 1996 to 1999, the Company completed development of the BioArchive and CryoSeal technology platforms. The platforms combine an "intelligent" micro manufacturing device with sterile disposable processing containers to produce therapeutic doses of proteins or stem cells for different transplant or surgical applications. To achieve completion of these sophisticated systems and regulatory approval and add experienced executive talent to launch the products and move the Company to new levels of growth and revenues, considerable capital resources were used. The Company is currently seeking strategic alliance partners with substantially greater financial and marketing resources than the Company in order to maximize the commercial value of the CryoSeal and BioArchive platform products.

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying financial statements.

Results of Operations

Revenues:
Revenues for the three and six months ended December 31, 2000 increased $416,000 or 32% and $219,000 or 9%, respectively. The increases were based on revenues of $1,729,000 and $2,530,000 compared to $1,313,000 and $2,311,000 for the three and six months ended December 31, 1999. The increase in revenues was a result of increases in the sale of BioArchive and ThermoLine products. BioArchive revenues increased $86,000 or 24% and $197,000 or 47% for the three and six months ended December 31, 2000 over the comparable periods in the prior year. The number of BioArchive units shipped during the six months ended December 31, 2000 doubled over the six months ended December 31, 1999, four versus two. ThermoLine revenues increased $284,000 or 44% and $114,000 or 10% for the three and six months ended December 31, 2000 over the comparable periods in the prior year. The increase is primarily due to a restructured sales department which includes an experienced field-based sales executive to call on customers in North America and provide sales leadership for the telemarketing sales force. As a result of this restructuring, shipments of Thawers increased 36% year to date. Freezer sales increased $145,000 for the three months ended December 31, 2000 primarily due to the sale of ten MP2000 freezers, eight of which were purchased by Aventis Bio-Services, Inc. To date, Aventis has not placed any additional orders for MP2000 Freezers.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
     for the Three and Six Months Ended December 31, 2000 and 1999 (Cont'd)

Results of Operations (Cont'd)

Cost of Revenues:
Cost of revenues as a percent of revenues was approximately 82% and 93%for the three and six months ended December 31, 2000, as compared to 96% and 109% for the corresponding fiscal 2000 periods. The significant improvement in the cost of revenues percentage is a result of the higher sales volume which absorbs more of the fixed manufacturing overhead, and lower overhead as a result of better inventory management and cost control measures.

General and Administrative Expenses:
General and administrative expenses were $440,000 and $855,000 for the three and six months ended December 31, 2000 compared to $454,000 and $917,000 for the fiscal 2000 periods, a decrease of 3% and 7%, respectively. The decreases were primarily the result of personnel reductions which occurred during the prior fiscal year and the Company has elected not to replace the vacant positions.

Selling and Service Expenses:
Selling and service expenses for the three and six months ended December 31, 2000 were $533,000 and $1,011,000, compared to $560,000 and $1,131,000 for the comparable fiscal 2000 periods, a decrease of 5% and 11%, respectively. The decreases were primarily the result of cost control measures focused on travel and the use of outside consultants.

Research and Development Expenses:
Research and development expenses for the three and six months ended December 31, 2000 were $435,000 and $870,000 compared to $419,000 and $895,000 for the corresponding fiscal 2000 periods. The Company was able to keep research and development expenses consistent with the prior year's comparable periods by offsetting the amounts spent on regulatory activities and pre clinical trials associated with the Fibrin Sealant system, with reductions in personnel and related expenses. Management expects the research and development line item to increase during the completion of the CryoSeal Fibrin Sealant pre clinical trials and initiation of human clinical trials.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
              for the Three and Six Months Ended December 31, 2000


Liquidity and Capital Resources

Working capital decreased by $1,556,000 from June 30, 2000 to December 31, 2000. This decrease was primarily due to funding of the manufacturing infrastructure, operating expenses, the research and development costs for the testing required to obtain the CE mark on the CryoSeal CP-2 disposable, the costs associated with the CryoSeal Fibrin Sealant pre clinical trials and preparing for the market launch in Europe of the CryoSeal Fibrin Sealant system.

The Company used $2,250,000 for operations for the six months ended December 31, 2000. This was primarily due to funding operating expenses, including research and development costs for the testing required to obtain the CE mark on the CryoSeal CP-2 disposable, and the costs associated with the CryoSeal Fibrin Sealant pre clinical trials. The report of independent auditors on the Company's June 30, 2000 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of calendar year 2001. In the past, the Company has been able to obtain financing to continue its operations and product development. The plan includes the realization of revenues from the commercialization of new products and the consummation of long term debt or equity financings. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve additional financing or that such events will be on terms favorable to the Company.

The Company made the transition to the calendar year 2000 without "Year 2000" interruptions. The Company did not incur any material costs to be "Year 2000" compliant.

At December 31, 2000, the Company has no significant outstanding capital commitments.

Quantitative and Qualitative Disclosures About Market Risk

All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. The Company has no long-term debt or investments and therefore is not subject to interest rate risk.

PART II -  OTHER INFORMATION

Item 1.   Legal proceedings.
          Cryo-Cell International, Inc., filed a complaint against the Company in the U.S. District Court for the Southern District of New York, styled Cryo-Cell International, Inc. v. ThermoGenesis Corp., Case No. 00 Civ. 8155, alleging patent infringement by the Company. The complaint was dismissed and the Company incurred no expense in defending the action.

Item 2.   Changes in Securities.
          In December 2000, the Company, in a private placement, sold 2,075,000 of short term secured debt and issued promissory notes and warrants to the lenders. The debt financing was made directly between the Company and Atlas Capital LP, a current institutional shareholder of the Company, and certain of the Company's directors and officers. The short-term notes bear interest at a rate equal to ten percent (10%) annually, and mature in September 2001. As additional consideration for the loan, the lenders also received five year warrants representing the right to purchase 20,000 shares of common stock for each $100,000 loaned at an exercise price of $1.625, and the right to participate in any future equity or debt offering that the Company might conduct during the term of the loans. The promissory notes and warrants were sold to accredited investors only in reliance on the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the Securities and Exchange Commission under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The Board set the exercise price of the warrants and the participation right on future financing on then market prices and other factors.

Item 3.   Default Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          The only matter submitted was the election of directors. The following is the results of the election at the Annual Meeting of shareholders held December 14, 2000.

Proposal #1    Election of Directors        For         Withhold
               ---------------------        ---         --------
               Philip H. Coelho         20,355,725       227,494
               James Godsey             20,250,915       332,304
               David Howell             20,352,615       230,604
               Hubert Huckel            20,343,840       239,379
               Patrick McEnany          20,301,050       282,169

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits - None.

          (b) Reports on Form 8-K - None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THERMOGENESIS CORP.
                                        (Registrant)


Dated February 9, 2001

                                     s/Philip H. Coelho
                                    -------------------------------
                                    Philip H. Coelho
                                    Chief Executive Officer
                                    (Principal Executive Officer)





                                     s/Renee M. Ruecker
                                    -------------------------------
                                    Renee M. Ruecker
                                    Vice President of Finance
                                    (Principal Financial and Accounting Officer)