Form 10-Q
period 2001-03-31
THERMOGENESIS CORP
filed 2001-05-11
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.


                         Commission File Number: 0-16375

                               THERMOGENESIS CORP.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                    Delaware                                94-3018487
            ------------------------                   -------------------
            (State of Incorporation)                    I.R.S. Employer
                                                       Identification No.)

                              3146 Gold Camp Drive
                            Rancho Cordova, CA 95670
                                 (916) 858-5100
              -----------------------------------------------------
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

     Securities registered pursuant to section 12(b) of the Act: NONE

     Securities registered pursuant to section 12(g) of the Act:

                                               Name of each exchange
             Title of each class                on which registered
         -----------------------------        -----------------------
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


The number of shares of the registrant's common stock, $.001 par value, outstanding on April 30, 2001 was 31,354,576.

                               THERMOGENESIS CORP.

                                      INDEX



                                                                     Page Number
Part I  Financial Information

Item 1.  Financial Statements (Unaudited):

         Balance Sheets at March 31, 2001 and June 30, 2000..................3

         Statements of Operations for the
         Three and Nine months ended March 31, 2001 and 2000 ................5

         Statements of Cash Flows for
         the Nine  months ended March 31, 2001 and 2000 .....................6

         Notes to Financial Statements ......................................7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ......................9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.
         See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II Other Information

Item 1. Legal proceedings ..................................................13
Item 2. Changes in Securities ..............................................13
Item 3. Default Upon Senior Securities .....................................13
Item 4. Submission of Matters to a Vote of Security Holders ................13
Item 5. Other Information ..................................................13
Item 6. Ehibits and Reports on Form 8-K ....................................13


Signatures..................................................................14

PART  I FINANCIAL INFORMATION

                               THERMOGENESIS CORP.
                                 Balance Sheets
                                   (Unaudited)



                                                                       March 31,        June 30,
ASSETS                                                                    2001            2000
                                                                      -----------     ------------

Current Assets:

Cash and cash equivalents                                             $1,590,000       $  810,000

Short term investments                                                        --        1,740,000

Accounts receivable, net of allowance for doubtful
   accounts of $84,000 ($84,000 at June 30, 2000)                      1,426,000          627,000

Inventory                                                              1,844,000        2,275,000

Other current assets                                                     106,000          150,000
                                                                      ----------       ----------

     Total current assets                                              4,966,000        5,602,000

Equipment, at cost less accumulated depreciation
    of $1,864,000 ($1,506,000 at June 30, 2000)                          923,000        1,080,000

Other assets                                                              94,000           53,000
                                                                      ----------       ----------
                                                                      $5,983,000       $6,735,000
                                                                      ==========       ==========

                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                           Balance Sheets (continued)
                                   (Unaudited)



                                                                                      March 31,             June 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                    2001                  2000
                                                                                    ------------         -------------


Current liabilities:


  Accounts payable                                                                  $    845,000         $    512,000

  Accrued payroll and related expenses                                                   222,000              132,000

  Short-term debt, net of discount of $286,000                                         1,789,000                   --

  Accrued liabilities                                                                    417,000              345,000
                                                                                    ------------         -------------
    Total current liabilities                                                          3,273,000              989,000

Long-term portion of capital lease obligations                                            48,000               54,000

Commitments and contingencies                                                                 --                   --

Shareholders' equity:

  Series B convertible preferred stock, $0.001 par value, 4,080 shares authorized; 570 issued and outstanding (4,040 at
   June 30, 2000)                                                                             --                   --

  Series A convertible preferred stock, $0.001 par value, 1,200,000 shares authorized; 158,000 issued and outstanding
    (166,000 at June 30, 2000)                                                                --                   --

  Preferred stock, $.001 par value; 795,920 shares authorized;
    no shares issued and outstanding                                                          --                   --

  Common stock, $.001 par value; 50,000,000 shares authorized;
   27,410,529 issued and outstanding (24,804,056
    at June 30, 2000)                                                                     27,000               26,000

  Paid in capital in excess of par                                                    44,790,000           43,005,000

  Stockholder note receivable                                                           (425,000)                  --

  Accumulated deficit                                                                (41,730,000)         (37,339,000)
                                                                                    ------------         -------------
        Total shareholders' equity                                                     2,662,000            5,692,000
                                                                                    ------------         -------------
                                                                                    $  5,983,000         $  6,735,000
                                                                                    ============         =============


                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended                         Nine Months Ended
                                                               March 31,                                March 31,
                                                       2001                2000                 2001               2000
                                                   -------------       -------------       -------------       -------------

Net revenues                                       $  2,033,000        $    945,000        $  4,563,000        $  3,256,000

Cost of revenues                                      1,706,000             903,000           4,057,000           3,421,000
                                                   -------------       -------------       -------------       -------------
   Gross profit (loss)                                  327,000              42,000             506,000            (165,000)
                                                   -------------       -------------       -------------       -------------
Expenses:

   General and administrative                           464,000             436,000           1,319,000           1,393,000

   Selling and service                                  487,000             497,000           1,498,000           1,619,000

   Research and development                             476,000             309,000           1,346,000           1,171,000
                                                   -------------       -------------       -------------       -------------
      Total operating expenses                        1,427,000           1,242,000           4,163,000           4,183,000

Interest expense                                        208,000               4,000             243,000              12,000

Interest income                                          30,000              25,000              89,000              49,000
                                                   -------------       -------------       -------------       -------------
Net loss                                            ($1,278,000)        ($1,179,000)        ($3,811,000)       ($ 4,311,000)
                                                   =============       =============       =============       =============
Per share data:

Net loss before preferred stock dividend
  or discount and cumulative effect of
  accounting change                                 ($1,278,000)        ($1,179,000)        ($3,811,000)       ($ 4,311,000)

Preferred stock dividend or discount                    (19,000)           (245,000)            (92,000)           (558,000)

Cumulative effect of accounting change                       --                  --            (580,000)                 --
                                                   -------------       -------------       -------------       -------------
Net loss to common stockholders                     ($1,297,000)        ($1,424,000)        ($4,483,000)       ($ 4,869,000)
                                                   =============       =============       =============       =============
Basic and diluted net loss per share
   before cumulative effect of accounting
   change                                                ($0.05)             ($0.06)             ($0.15)             ($0.23)

Cumulative effect of accounting change                       --                  --              ($0.02)                 --
                                                   -------------       -------------       -------------       -------------
Basic and diluted net loss per common
  share                                                  ($0.05)            ($0.06)              ($0.17)             ($0.23)
                                                   =============       =============       =============       =============
Shares used in computing per share data              27,128,028          22,522,703          26,389,540          21,454,858
                                                   =============       =============       =============       =============

                See accompanying notes to financial statements.

                                      THERMOGENESIS CORP.
                                   Statements of Cash Flows
                           Nine months ended March 31, 2001 and 2000


Cash flows from operating activities:                                    2001              2000
                                                                     -------------     ------------

    Net loss                                                          ($3,811,000)     ($4,311,000)

    Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation, amortization and accretion                          537,000          510,000

        Amortization of stock and options issued for services                  --           45,000

        Net change in operating assets and liabilities:

            Accounts receivable                                          (799,000)         457,000

            Inventory                                                     431,000          420,000

            Other current assets                                           44,000          (16,000)

            Other assets                                                  (41,000)          96,000

            Accounts payable                                              333,000         (262,000)

            Accrued payroll and related expenses                           90,000          (42,000)

            Accrued liabilities                                            72,000         (188,000)
                                                                      -------------     -----------
       Net cash used in operating activities                           (3,144,000)      (3,291,000)
                                                                      -------------     -----------
Cash flows used in investing activities:

   Capital expenditures                                                  (201,000)        (172,000)

   Sales of short-term investments                                      1,740,000               --
                                                                      -------------     -----------
       Net cash provided by (used in) investing activities              1,539,000         (172,000)
                                                                      -------------     -----------
Cash flows from financing activities:

   Proceeds from short-term debt                                        2,075,000               --

   Payments on capital lease obligations                                   (6,000)              --

   Issuance of convertible preferred stock                                     --        3,709,000

   Exercise of stock options and warrants                                 316,000          992,000
                                                                      -------------     -----------
        Net cash provided by financing activities                       2,385,000        4,701,000
                                                                      -------------     -----------
   Net increase in cash and cash equivalents                              780,000        1,238,000

   Cash and cash equivalents at beginning of period                       810,000        2,327,000
                                                                      -------------     -----------
   Cash and cash equivalents at end of period                         $ 1,590,000      $ 3,565,000
                                                                      =============    ============

                 See accompanying notes to financial statements

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

1.   Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

Summary of Significant Accounting Policies

On November 16, 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-27, "Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" to Certain Convertible Instruments". EITF 00-27 requires that any beneficial conversion feature associated with a convertible instrument be calculated using the intrinsic value of a conversion option after first allocating the proceeds received to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants). As a result of adopting EITF 00-27, the Company has recorded a charge to accumulated deficit of $580,000, in the quarter ended December 31, 2000, as the cumulative effect of a change in accounting for the embedded beneficial conversion feature associated with the Series B Preferred Stock financing which occurred in December 1999.

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The Company is currently assessing the impact, if any, that the SAB will have on its revenue recognition policy. The Company's existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. However, when a company is required to install a product, SAB No. 101 may require that revenue recognition be deferred until installation is complete. Since the Company generally installs the BioArchive systems it sells, management is assessing whether the Company practices may require the revenue recognition of the entire system to be delayed until the installation occurs. The effect of the change, if any, must be recognized as a cumulative effect of a change in accounting no later than the quarter ending June 30, 2001.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended, which became effective for the Company for the quarter ended September 30, 2000. The adoption of FAS 133 did not have a significant impact on the financial position or results of operations of the Company.

                              THERMOGENESIS CORP.
                    Notes to Financial Statements (Continued)
                                 March 31, 2001
                                   (Unaudited)

Inventory
Inventory consisted of the following at:

                                           March 31, 2001        June 30, 2000
                                          ---------------       --------------

                 Raw materials                $921,000           $  1,051,000

                 Work in process               202,000                295,000

                 Finished goods                721,000                929,000
                                          ---------------       --------------
                                            $1,844,000           $  2,275,000
                                          ===============       ==============



Subsequent Event - Shareholders' Equity
The Company completed a private financing on April 27, 2001, in which it received $7,099,000 before expenses. The proceeds from the offering were received from the sale of 3,944,047 shares of common stock at $1.80 per share and issued five year warrants to the purchasers representing the right to acquire an additional 788,809 shares in the aggregate, at an exercise price of $2.88 per share.

Short-term debt and related party transaction
In December 2000, the Company completed a debt financing for a total of $2,075,000. The debt matures on September 19, 2001 or on the fifth day following an equity or debt financing of at least $1,000,000, whichever first occurs. The interest rate is 10% per annum. The holders of the debt received warrants representing the right to acquire 20,000 shares of common stock for each $100,000 loaned for an exercise price of $1.625. The warrants vest immediately and expire in December 2005. The fair value assigned to the warrants, as determined using the Black-Scholes model, amounted to $465,000, which represents a discount to the short-term debt. The discount is being accreted to interest expense over the life of the debt. For the quarter ended March 31, 2001, interest expense includes $155,000 for the amortization of the warrants. The unamortized discount at March 31, 2001 was $286,000. Additionally, a contingent beneficial conversion feature of $548,000 associated with the holders right to participate in a future equity offering has been calculated at the date of issue and is subject to change based on future events. The contingent beneficial conversion feature will be recognized in interest expense when the equity offering occurred, the quarter ended June 30, 2001. Of the $2,075,000 financed, $560,000 was received from members of the Company's board of directors or officers.

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

                               THERMOGENESIS CORP.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
          for the Three and Nine months ended March 31, 2001 and 2000

Forward-Looking Statements

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company's actual results and could cause actual consolidated results for fiscal year 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, and the risk factors listed from time to time in the Company's SEC reports, including, in particular, the factors and discussion in the Company's Form 10-K for its last fiscal year.

Introduction

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

                                     THERMOGENESIS CORP.
                          Management's Discussion and Analysis of
                        Financial Condition and Results of Operations for the
             Three and Nine months ended March 31, 2001 and 2000 (Cont'd)



The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying financial statements.

Results of Operations

Net Revenues:
Revenues for the three and nine months ended March 31, 2001 were $2,033,000 and $4,563,000 compared to $945,000 and $3,256,000 for the three and nine months ended March 31, 2000 an increase of 115% and 40%, respectively. The increase in revenues was primarily a result of increases in the sale of BioArchive and ThermoLine products. BioArchive revenues increased $693,000 or 221% and $900,000 or 120% for the three and nine months ended March 31, 2001 over the comparable periods in the prior year. The number of BioArchive units sold during the nine months ended March 31, 2001 more than doubled over the nine months ended March 31, 2000, nine versus four. ThermoLine revenues increased $348,000 or 57% and $500,000 or 22% for the three and nine months ended March 31, 2001 over the comparable periods in the prior year. The increase is primarily due to increased sales to Europe. Specifically, the distributor to Russia accounted for 33% of the freezer sales for this quarter due to the return of the economy in Russia.

Cost of Revenues:
Cost of revenues as a percent of net revenues was approximately 84% and 89% for the three and nine months ended March 31, 2001, as compared to 96% and 105% for the corresponding fiscal 2000 periods. The cost of revenues percentage decrease is due to the mix of products sold, the inventory management procedures the Company implemented over the past year and the Company's cost reduction efforts. However, cost of revenues remains higher than expected primarily due to the significant overhead costs associated with building and maintaining an infrastructure that is required to meet FDA regulatory requirements and standards for production of Class II medical devices. The Company has built up the infrastructure in anticipation of its two new products.

General and Administrative Expenses:
General and administrative expenses were $464,000 and $1,319,000 for the three and nine months ended March 31, 2001 compared to $436,000 and $1,393,000 for the fiscal 2000 periods, an increase of 6% for the quarter and a decrease of 5% for the nine months ended March 31, 2001, respectively. The slight increase for the quarter ended March 31, 2001 is primarily due to fees associated with retaining an investment banker to assist the Company in securing strategic alliances.

Selling and Service Expenses:
Selling and service expenses for the three and nine months ended March 31, 2001 were $487,000 and $1,498,000 compared to $497,000 and $1,619,000 for the comparable fiscal 2000 periods, a decrease of 2% and 7%, respectively. The decreases were primarily the result of cost control measures focused on travel and the use of outside consultants.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
              Financial Condition and Results of Operations for the
               Three and Nine months ended March 31, 2001 (Cont'd)

Results of Operations (Cont'd)

Research and Development Expenses:
Research and development expenses for the three and nine months ended March 31, 2001 were $476,000 and $1,346,000 compared to $309,000 and $1,171,000 for the corresponding fiscal 2000 periods, an increase of 54% and 15%. The pre clinical trials for the CryoSeal Fibrin Sealant system accounted for approximately $85,000 of the increase over the quarter ended March 31, 2000. The additional increase is due to the addition of personnel engaged in regulatory and quality system activities. The Company received the CE Mark of Conformity for the CryoSeal Fs System's CP-2 plasma processing disposable and FS Applicator System in March 2001.

Interest Expense:
Interest expense for the three and nine months ended March 31, 2001 was $208,000 and $243,000 compared to $4,000 and $12,000 for the corresponding fiscal 2000 periods. The increase is due to the debt financing which occurred in December 2000. The amortization of the warrants, which is a non cash charge, accounted for $155,000 of the interest expense for the quarter ended March 31, 2001.

Liquidity and Capital Resources

Working capital decreased by $2,920,000 from June 30, 2000 to March 31, 2001. This decrease was primarily due to funding of the manufacturing infrastructure, operating expenses, the research and development costs for the testing required to obtain the CE mark on the CryoSeal CP-2 disposable, the costs associated with the CryoSeal Fibrin Sealant pre clinical trials and preparing for the market launch in Europe of the CryoSeal Fibrin Sealant system.

The Company used $3,144,000 for operations for the nine months ended March 31, 2001. This was primarily due to funding operating expenses, including research and development costs for the testing required to obtain the CE mark on the CryoSeal CP-2 disposable, and the costs associated with the CryoSeal Fibrin Sealant pre clinical trials. The report of independent auditors on the Company's June 30, 2000 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of calendar year 2001. In the past, the Company has been able to obtain financing to continue its operations and product development. The plan includes the realization of revenues from the commercialization of new products and the consummation of long term debt or equity financings. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve additional financing or that such events will be on terms favorable to the Company.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
              Financial Condition and Results of Operations for the
               Three and Nine months ended March 31, 2001 (Cont'd)

Liquidity and Capital Resources (Cont'd)

The Company completed a private financing on April 27, 2001, in which it received $7,099,000 before expenses. The proceeds from the offering were received from the sale of 3,944,047 shares of common stock at $1.80 per share and issued five year warrants to the purchasers representing the right to acquire an additional 788,809 shares in the aggregate, at an exercise price of $2.88 per share.

The Company made the transition to the calendar year 2000 without "Year 2000" interruptions. The Company did not incur any material costs to be "Year 2000" compliant.

At  March  31,  2001,  the  Company  had  no  significant   outstanding  capital
commitments.

Quantitative and Qualitative Disclosures About Market Risk

All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. The Company has no long-term debt or long-term investments and therefore is not subject to interest rate risk

PART II -  OTHER INFORMATION

Item 1.  Legal proceedings.
         None.

Item 2.  Changes in Securities.

On April 27, 2001, the Company, pursuant to a private placement to certain institutional and accredited investors ("Private Placement") sold 3,944,047 shares of common stock at $1.80 per share and issued five year warrants representing the right to acquire an additional 788,809 shares of common stock, in the aggregate, at an exercise price of $2.88 per share, for gross proceeds of approximately $7,099,000, before deducting expenses in the offering. The offering was made directly by the Company without a placement agent, and the Company will use the proceeds for execution of human clinical trials through an independent Clinical Research Organization to support claims for its CryoSeal Fibrin Sealant (FS) System as well as for the expansion of marketing of the BioArchive System and other general working capital. The Private Offering was made in reliance on the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the Securities and Exchange Commission, and comparable exemptions for sales under state securities laws. Pursuant to the terms of the offering, the Company is obligated to register the shares of common stock issued, and shares of common stock issuable upon conversion of the warrants, for resale by the investors.

Item 3.  Default Upon Senior Securities.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         None

Item 5.  Other Information.
         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             4.1     Warrant [Form]

            10.1(t)  Unit Purchase Agreement [Form]

         (b) Reports on Form 8-K.
             None.

                                           THERMOGENESIS CORP.

                                           Signatures


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THERMOGENESIS CORP.
                                                 (Registrant)


Dated May 10, 2001

                                            PHILIP H. COELHO
                                            ------------------------------------
                                            Philip H. Coelho
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                            RENEE M. RUECKER
                                            ------------------------------------
                                            Renee M. Ruecker
                                            Vice President of Finance
                                            (Principal Financial and Accounting
                                            Officer)