Form 10-K405
period 2001-06-30
THERMOGENESIS CORP
filed 2001-09-28
CIK 811212

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended: JUNE 30, 2001

                         Commission File Number: 0-16375

                               THERMOGENESIS CORP.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                               94-3018487
        (State or Incorporation)           (I.R.S. Employer Identification No.)

                              3146 GOLD CAMP DRIVE
                           RANCHO CORDOVA, CALIFORNIA
                    ----------------------------------------
                    (Address of principal executive offices)

                                      95670
                                   (Zip Code)

                                 (916) 858-5100
              (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes    [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [X].

Aggregate Market Value of the voting stock held by non-affiliates of the registrant based on the closing sale price on September 17, 2001, was $63,612,872.

The number of shares of the registrant's common stock, $0.001 par value, outstanding on September 17, 2001 was 31,806,436.

Documents incorporated by reference: None.

                                TABLE OF CONTENTS

                                                                                Page Number
                                                                                -----------
ITEM 1.    Business...................................................................3
           (A) General and Historical Development of Business.........................3
           (B) Market Overview........................................................4
           (C) Corporate Strategy....................................................14
           (D) Description of the Business...........................................20
           (E) Clinical Summary Status...............................................25
           (F) Competition...........................................................27
           (G) Research and Development..............................................28
           (H) Description of Device Manufacturing...................................29
           (I) Government Regulation.................................................30
           (J) Patents and Proprietary Rights........................................32
           (K) Factors Affecting Operating Results...................................34
           (L) Distribution Channels.................................................37
           (M) Licenses and Distribution Rights......................................38
           (N) Employees.............................................................39

ITEM 2.    Description of Properties.................................................39
ITEM 3.    Legal Proceedings.........................................................39
ITEM 4.    Submission of Matters to a Vote of Security Holders.......................39
ITEM 5.    Market for the Registrant's Common Stock and Related Stockholder Matters..40
ITEM 6.    Selected Financial Data...................................................41
ITEM 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................42
           (A) Overview..............................................................42
           (B) Results of Operations.................................................43
           (C) Liquidity and Capital Resources.......................................45
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk................46
ITEM 8.    Financial Statements and Supplementary Data...............................47
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................71
ITEM 10.   Directors and Executive Officers of the Registrant........................71
ITEM 11.   Executive Compensation....................................................74
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management............80
ITEM 13.   Certain Relationships and Related Transactions............................81
ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........82
           (A) Financial Statements..................................................82
           (B) Reports on Form 8-K...................................................82
           (C) Exhibits..............................................................82

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL AND HISTORICAL DEVELOPMENT OF BUSINESS

THERMOGENESIS CORP. ("the Company", "we", "our") designs, manufactures and distributes medical devices, and companion sterile single-use disposables that our customers use to harvest and cryopreserve biomaterials from single units of blood. These therapeutically valuable products include stem cells, surgical sealants and growth factors. Our products can be broken down into three general categories: stem cell, surgical sealants and plasma freezers and thawers.

The CryoSeal(R) Fibrin Sealant ("FS") System, which produces and dispenses a surgical sealant or "glue", received CE Mark approval in March of 2001 and Canadian approval in May of 2001, thus allowing commercialization activities to begin in each of these important markets. The Company is currently undergoing its European and Canadian market launches. In addition, on August 16, 2001 the Company filed an Investigational Device Exemption ("IDE") with the FDA requiring permission to begin human clinical trials. The Company also continues to support Asahi Medical's efforts in Japan to gain approval from the Japanese Ministry of Health and Welfare to begin human clinical trials during the current fiscal year. The Company believes the global market for fibrin sealant is approximately $400 million annually, with $200 million in Japan, $100 million in Europe and $100 million in the U.S. The global market is expected to grow to approximately $800 million by the year 2006.

Launched in fiscal 1998, our BioArchive System has been purchased by 28 umbilical cord blood stem cell banks in 16 countries worldwide to archive, cryopreserve and store stem cell preparations extracted from human placentas/umbilical cords, thus providing a source of neonatal stem cells free of the ethical issues surrounding embryonic stem cells. To date the Company's sales of BioArchive Systems to umbilical cord blood stem cell banks has established an available inventory capacity of more than 130,000 specimens stored in 36 BioArchive Systems. The Company estimates that storage for over 1,000,000 specimens will be required by the year 2007 in order to build the Human Leukocyte Antigen ("HLA") diversity required to meet the world's need for this important new life giving therapy. More than three years after the initial launch of the BioArchive System, it remains the only totally integrated, robotic cryopreservation system available to umbilical cord blood banks. The Company expects to service the major share of future capacity needs for the world's umbilical cord blood storage requirements, which translates into approximately 275 BioArchive Systems.

Initially, the Company developed medical devices for ultra rapid freezing and thawing of blood components, which are manufactured and distributed in blood banks and hospitals around the world. Beginning in late 1993, and with accelerated research and development ("R&D") efforts from 1996 to 1999, the Company completed two new technology platforms (BioArchive System and the CryoSeal System), each of which is used to produce to multiple biopharmaceutical products targeted at several important medical and surgical applications. These two technology platforms are viewed by the Company as micro-manufacturing systems, that utilize single use sterile disposable containers to produce biopharmaceutical drugs composed of stem cells, proteins, enzymes or growth factors that have therapeutic applications for treatment of serious human disease.

The Company's completion and transfer of those two technology platforms to manufacturing allowed a significant reduction in R&D expenses in fiscal year 2000. R&D efforts in fiscal year 2001 continued to focus on the development, manufacturing transfer and regulatory activities of supporting products for the CryoSeal FS System ("FS" refers to Fibrin Sealant, a two-component biomaterial which can be used to control bleeding during surgery and as a tissue adhesive/sealant). The CP-3, plasma processing disposable, is used to harvest both components of fibrin sealant (cryoprecipitate and thrombin) from a single unit of autologous (the patient's) or allogeneic (single donor) plasma when loaded into our CS-1 device. The Thrombin Activation Device ("TAD"), which is integrated into the design of the CP-3, utilizes proprietary enzyme extraction technology to enable the simultaneous preparation of 8.5 ml of thrombin from approximately 10 ml of plasma while 5 to 8 ml of cryoprecipitate is harvested from the remainder of plasma.

The CP-3 features four fibrin sealant kits, each comprised of a pair of physically connected 3cc syringes enclosed in a sterile overwrap which can be peeled apart to allow the sterile transfer of the kit into the surgical field. Each FS kit includes one thrombin syringe and one cryoprecipitate syringe which are linked to assure the two components are co-extruded in equal volumes. At the end of the fibrin sealant production cycle, the operator fills these fibrin sealant kits with varying volumes of sealant (1 to 6 ml) depending upon the surgical application involved.

During fiscal year 2001, R&D also developed two additional applicator spray tips and two drop tips to further optimize the application of CryoSeal Fibrin Sealant for the various wound sites in the surgical arena. Finally, R&D developed the FS Warming Tray to pre-heat the fibrin sealant to approximately 37 degreesC to optimize both clot times and tensile strength at the wound site. Additionally, as of July 15, 2001, R&D completed the CryoSeal FS System pre-clinical trials, which evaluated the safety (biocompatibility, toxicity, package integrity, etc.), mechanical tensile strength, biochemical make-up and clinical efficacy during animal surgery using the CryoSeal Fibrin Sealant.

From 1987 to 1998, the Company's primary revenues were from sales of Ultra Rapid Blood Plasma Freezers and Thawers to hospitals, blood banks, blood transfusion centers, and plasma collection centers under FDA approval to market in the United States. These product lines feature innovative hardware and software, but no processing disposables.

(B) MARKET OVERVIEW

The Company anticipates significant growth during the next several years in the demand for cell therapy products, surgical sealants and growth factor products sourced from individual units of blood, rather than pools of blood from thousands of different donors, which is the standard industry practice. Management believes that if the market for cell therapy expands as anticipated, that the market for its BioArchive System, including its related sterile disposables (e.g. cell storage containers and bag sets for cell collection, selection and transplantation), all of which the Company believes meet current FDA safety requirements, will also expand.

        (i) CELL THERAPY MARKET

        The emerging cell therapy market driven by newly developed enabling technology, which features cell populations that regenerate bone, cartilage, and tissues, become cancer vaccines, or replace bone marrow. This new strategy for curing disease has dramatically changed the landscape of new drug development from that of protein-based (recombinant and fractionated proteins) to cell-based. Because of the serious potential risk of graft vs. host disease ("GVHD"), the overwhelming majority of these cell preparations will be individual-specific doses derived from single units of blood, autologous or HLA matched single donor. Broadly speaking, cell based therapy results from the implantation or transplantation of cells to replace, repair, augment, and/or regulate the biological function of tissues damaged by trauma, disease processes, or genetic abnormalities. Cell therapy products can be divided into four segments.

                                       CELL THERAPY MARKET SEGMENTS
                 -----------------------------------------------------------------------------

--------------   --------------    ------------------    ----------------    -----------------
  ENABLING           CELL          CELL EXPANSION              CELL          CRYOPRESERVATION/
TECHNOLOGIES       SELECTION                               MODIFICATION          ARCHIVING
--------------   --------------    ------------------    ----------------    -----------------

--------------   --------------    ------------------    ----------------    ---------------
  PRODUCTS        BONE MARROW           TISSUE            GENE MODIFIED          IMMUNE
                 RESCUE CELLS        REGENERATING             CELLS          MODIFIED CELLS
                                        CELLS
--------------   --------------    ------------------    ----------------    ---------------
TARGET           -   Leukemias     -   Parkinsons        -   Hemophilia      -   HIV
DISEASES         -   Lymphomas     -   Multiple          -   Solid           -   Solid
                 -   Genetic           Sclerosis             Tumor               Tumor
                     Diseases      -   Spinal Cord           Cancers             Cancers
                                       Damage            -   Alzheimers      -   Hepatitis
                                   -   Stroke                                -   Malaria
                                   -   Myocardial
                                       Infarction
--------------   --------------    ------------------    ----------------    ---------------

--------------   --------------    ------------------    ----------------    ---------------
ANNUAL             100,000+           1,000,000+           1,000,000+          1,000,000+
PATIENT
POPULATION
--------------   --------------    ------------------    ----------------    ---------------

        Depending on the desired therapy(s), transferred cells may be patient-derived (autologous) or from a single blood donor (allogeneic); and be capable of generation of multiple cells types (pluripotent stem cells) or tissue specific precursors (progenitor cells). In many cases, cells are isolated, grown to larger numbers, physiologically stimulated and/or genetically modified outside the body (ex vivo) prior to their therapeutic transfer to the patient. Alternatively, unmodified cells may be transferred to the desired site of action and treated with drugs, biopharmaceuticals, or gene products delivered locally (in situ) to stimulate the cells to grow, differentiate, secrete or otherwise provide the desired cell function (excrete insulin for example). In some cases, the organization of cells into tissues is facilitated by biological gels which are gradually eliminated over time (resorbable, biodegradable) and replaced by normal tissue. In all cases, the goal is to provide an appropriate mix of functionally differentiated cells in sufficient numbers and quality to improve the targeted immune system, gene activity or restore the targeted tissue function(s).

        CLINICAL VALUE OF UMBILICAL CORD BLOOD STEM CELLS IN BONE MARROW RESCUE

        The clinical value of transplanting the hematopoietic stem cells found in umbilical cord blood has been well documented in the bone marrow rescue treatment of leukemias, lymphomas, diverse inherited anemias, and hypoproliferative stem cell disorders. (Rubinstein et al. "Outcomes among 562 recipients of placental-blood transplants from unrelated donors." The New England Journal of Medicine. Volume 339, No. 22, November 26, 1998; pp. 1565-1577). Dr. Rubinstein's benchmark article analyzes the outcomes of 562 post-100 day placental cord blood umbilical cord blood transplant recipients and concludes the following:

                - Umbilical cord blood transplants regularly engraft, produce low rates of GVHD and achieve survival rates comparable to those from unrelated bone marrow transplants.

                - Cell dose/Kg patient weight is important for timing and incidence of engraftment; and

                - HLA compatibility was important for engraftment and survival.

        These clinical results make clear that thousands of patients' lives can be saved each year if a significant inventory of umbilical cord blood units is cryo-preserved and archived, ready for immediate transplant as soon as the patient is diagnosed. Estimates vary, but there is some consensus that a cryopreserved umbilical cord blood inventory of 1 million (less than 20% of the 5.6 million potential bone marrow donors currently in the international bone marrow registries) would provide excellent HLA matches (6 of 6 or 5 of 6) and high cell doses (greater than 1 X 10(11) cells/Kg body mass) to the tens of thousands of patients annually which physicians wish to treat with a stem cell transplant.

        Transplant candidates also include the patients undergoing stem cell transplants to treat solid tumor cancers (-e.g. breast cancer). Unfortunately, autologous transplant outcomes have not been superior to patient receiving only chemotherapy and radiation. This patient population would now have access to a well-matched unrelated umbilical cord blood unit which could establish a new, rather than previously-defeated, immune system to resist the re-emergence of cancer cells not killed by the chemotherapy and radiation treatment.

        An equally important benefit of this large-standing inventory is that it would allow the exploration of the treatment of other major diseases that may well be cured by stem cell transplants, such as sickle-cell anemia (80,000 patients per year) ("Sickle Cell Anemia." National Hear, Lung, and Blood Institute (NIH), NIH Publication No. 96-4057, November 1996; p.2), AIDS (200,000 patients per year) ("Surveillance for AIDS-defining Opportunistic Illnesses, 1992-1997." Morbidity and Mortality Weekly Report: CDC Surveillance Summaries. Volume 48, No. SS-2, April 16, 1999) and thalassemia (600,000 patients per year) ("Thalaessmia (Cooley's Anemia) Clinical Research Network." National Heart, Lung, and Blood Institute (NIH), RFA HL-99-016, March 11, 1999). An exploratory clinical study reported an 81% cure rate for treating sickle cell anemia with a stem cell transplant.

        UMBILICAL CORD BLOOD VS. OTHER SOURCES OF HEMATOPOIETIC STEM CELLS

        There are three typical sources of hematopoietic stem cells utilized in bone marrow rescue therapy: 1) bone marrow, 2) peripheral blood, and 3) umbilical cord blood. Clinical consensus is building that umbilical cord blood is the best source of hematopoietic stem cells. See following chart comparing the three sources:

    Source of Stem Cells                Advantages                        Disadvantages
    --------------------                ----------                        -------------
   Bone Marrow              -   Established process             -   Required near-perfect HLA
                            -   Established registry                match
                            -   High cell numbers collected     -   Experimental procedure
                                                                -   Donor requires
                                                                    hospitalization and anesthesia
                                                                -   Donor pain
                                                                -   $25K - 30K cost
                                                                -   Unavailable when needed

   Peripheral Blood         -   Anesthesia not required of      -   Apheresis requires three
                                donor                               collections (four hours each)
                            -   High cell numbers collected     -   Experimental procedure
                                                                -   Donor pain
                                                                -   Autologous stem cell units
                                                                    retain cancer cells
   ------------------------ ----------------------------------- -----------------------------------
   Umbilical Cord Blood     -   Convert what was previously     -   Limited volume of placental
                                biologic waste into cell            blood (average 80 ml)
                                therapy                         -   Experimental procedure
                            -   No donor risk or pain
                            -   Cryopreservation for stored
                                inventory
                            -   Requires only four out of six
                                HLA matching, therefore
                                higher probability of finding
                                a match
                            -   Immediately available
                            -   Reduced GVHD
                            -   Higher concentrations of stem
                                cells
                            -   Expected licensure by FDA in
                                2000

        One of the major advantages with umbilical cord blood stem cells is that they are harvested from the placenta/umbilical cord after birth of a newly delivered baby and until recently, normally discarded as biologic waste. Without risk or pain to the donor, harvests can take place in all hospitals in which babies are born. They can be banked in large numbers to optimize the probability of finding a match soon after diagnosis. Currently every industrialized country has announced plans to operate a umbilical cord blood stem cell bank to provide stem cell therapies for their citizens.

        THE MARKET NEED FOR UMBILICAL CORD BLOOD STEM CELL BANKS

        The Company believes the market for these BioArchive nitrogen storage facilities will be predominately driven by the demand for umbilical cord blood stem cell donations and transplants needed for bone marrow rescue therapy (see above table), and more recently, the research involving umbilical cord blood stem cells as an alternative to embryonic stem cells. This is a new and still emerging market.

        Umbilical cord blood samples are collected by draining blood from the placenta and umbilical cord, which previously had been considered medical waste. The stem cells are then concentrated within a final volume of 20 ml typically using the Company's proprietary processing bag sets.

        In order to achieve an optimum tissue match with patients of diverse ethnic backgrounds, a large number of umbilical cord blood samples must be banked, catalogued, and available for retrieval. Statistical analysis suggests that one million samples will provide sufficient volume and diversity to produce a high cell dose and an excellent tissue match for 95% of the world's patients who may require a transplant. These two factors, individually, and especially in combination, significantly increase the likelihood of patient survival. The Company expects that the health authorities in most countries will establish umbilical cord blood stem cell banks in order to help build this one million sample inventory.

        Diseases currently being treated by umbilical cord stem cell transplants are listed bellow (Scientific American. :Twelve Major Cancers." September, 1966):

      LEUKEMIAS:                             IMMUNE DISEASES:
      ----------                             ----------------
      Acute Myelogenous Leukemia (AML)       Hemoglobinopathies (variety)
      Acute Lymphoblastic Leukemia (ALL)     Wiskott-Aldrich Syndrome
      Chronic Myelogenous Leukemia (CML)     Severe Combined Immunodeficiency
                                             Disease
                                             Agranulocytosis (Kostmann's
                                             Syndrome)

      ANEMIAS:                               MISCELLANEOUS:
      --------                               --------------
      Sickle Cell Anemia                     Reticular Dygenesis
      Aplastic Anemia                        Neuroblastoma
      Thalassemia
      Fanconi's Anemia
      Congenital Hypoplastic Anemia

      LYMPHOMAS:                             GERM CELL TUMORS:
      ----------                             -----------------
      Non-Hodgkin's Lymphoma                 Multiple Myeloma
      Hodgkin's Lymphoma                     Myelodysplasia
                                             Rheumatoid Arthritis
                                             Gaucher's Disease
                                             Hurler's Syndrome

      SOLID TUMORS:
      -------------
      Ovarian Cancer
      Small Cell Lung Cancer
      Breast Cancer
      Medulloblastoma
      Testicular Cancer
      Ewing's Sacroma

        ENABLING TECHNOLOGIES FOR THE CELL THERAPY MARKETPLACE

        The primary driver in cell therapy research will be the development of critical enabling technologies that advance the science and remove the limitations of the current cell processing techniques. These enabling technologies will transform therapies that were experimental, expensive, and inefficient into a well-structured, attainable, cost effective alternative to the current protein based treatments.

        There are four critical enabling technologies: (1) cryopreservation/archiving, (2) cell selection, (3) cell expansion and
        (4) cell modification, that can best be understood by examining a typical production cycle for a cell therapy product.

                      CELL THERAPY PRODUCT PRODUCTION CYCLE

-----------------------
 Collection of Cells
-----------------------

-----------------------    ---------------------   ---------------------
  CRYOPRESERVATION/           Cell Selection        CRYOPRESERVATION/
      ARCHIVING                   and/or                ARCHIVING
                              Cell Expansion
                                  and/or
                            Cell Modification
-----------------------    ---------------------   ---------------------

                                                   ---------------------
                                                         Thawing,
                                                   Transfusion of Cells
                                                   ---------------------

                1. CRYOPRESERVATION/ARCHIVING

                The ability to deliver cell populations optimized for numbers (recovery) and viability exactly at the time a patient is optimally prepared to receive them will be a critical factor in successful cellular therapy. Compared to proteins that can be lyophilized and stored at room temperature for long periods of time without loss of function, the viability of cells at room temperature and even at refrigerated temperature is short and fragile. The BioArchive technology enables the processing, cryopreservation and archiving of single unit patient cell specimens in liquid nitrogen (-196 degree centigrade) without harmful Transient Warming Events ("TWE's") will provide the logistical flexibility and therapeutic efficacy needed to ensure the future growth of the industry.

                2. CELL SELECTION

                An adequate supply of high-quality purified cell types requires cell selection methods capable of isolating rare or unique cells.

                In order to remove only a specific cell, scientists had to first be able to reliably identify the cell. Once the cells could be identified, it would then be possible to develop techniques that removed the cells from other cells in the collection.

                Currently, several methods are used for the clinical purification of cell subsets. These methods can separate cells from bone marrow, peripheral blood stem cell collection and whole blood (for stem cells and immune cells, or umbilical cord blood, or embryonic stem cells). The process of cell selection can be used for the following four applications:

                1. Remove excess red cells and plasma leaving all the white cells in a fixed small volume.

                2. Separate only desired cell type from a population of cells.

                3. Extract a stem cell at a specific stage of differentiation or a dendritic cell at a specific stage of maturation.

                4. Deplete tumor cells that may be contaminating the cell preparation.

                The major objective of any cell selection or purification system is the recovery of a pure, viable cell population without significant loss of target cells. The BioArchive method of cell selection (No.1 above) is embodied in sterile, single use cell processing bag sets that are being sold to cord blood banks through out the world.

                3. CELL EXPANSION

                The major challenge for clinical application of hematopoietic stem cells from cord blood is ex vivo expansion. Expansion of rare cells is an attractive strategy to ensure that there are enough stem cells for an effective graft when the initial numbers collected from a unit of cord blood or a donor are too small to achieve the required therapeutic benefit.

                Cell dose, or the number of cells, is widely recognized by transplant clinicians to be a major factor in the speed of bone marrow engraftment. Ex vivo expansion of hematopoietic precursors, progenitors and stem cells represents the modern era of cellular therapeutics in the 21st century. For the last 10 years, increasing means for identifying and purifying hematopoietic stem cells and cytokines have facilitated and improved the development of ex vivo stem cell expansion technology. However, technology has not yet reached a stage where ex vivo-expanded hematopoietic progenitors and stem cells can be used routinely for replacement therapy.

                There has been recent progress toward development of clinically useful protocols for stem cell expansion. Currently, there exists few results from clinical trials that address the efficacy of such procedures. The clinical feasibility of stem cell expansion will be determined by successful solution of the following:

                        - Selection of an optimal stem cell population for expansion;

                        - Determining desired characteristics of the expanded stem cell population to be used for engraftment; and

                        - Development of new reagents and procedures for expansion and infusion of hematopoietic progenitors and stem cells.

                A bank of stem cells expanded from a pool of HLA-typed donors could provide transplantable stem cells beneficial for a wide range of diseases, even in the largest adult patients. Stable in vitro maintenance of the stem cell characteristic over many doublings of the population would also allow for genetic manipulation.

                4. CELL MODIFICATION

                Cell modification includes the technologies required for: a) stimulating stem cells to differentiate into the various cell types required for use as regenerative therapies; b) activating antigens to immune cells to achieve the desired therapeutic effect; and c) the insertion of a functional gene to correct the function of an aberrant gene in the patient.

        (ii) THE COMMERCIAL FIBRIN SEALANT MARKET

        Fibrin sealants are used by surgeons as hemostatic agents (material used to control or stop bleeding) or to seal tissue together during surgery. While sutures and staples will bring tissue edges together very effectively, they do not have inherent sealing and clotting activity. A 1990 review article in the journal, Transfusion, described the motivation behind the Company's development of its fibrin sealant production system:

                "Despite the development of modern surgical techniques and improvement in introperative hemostasis, the search for the perfect hemostatic agent continues. Technological advances have included improved suture materials, metallic staples and clips, and a variety of natural and synthetic hemostasis agents including collagen products (i.e., collagen fleece), absorbable gelatin sponges, oxidized cellulose, and synthetic cyanoacrylate-based glues. Fibrin glue (fibrin sealant) has been advocated by many surgeons as the material that best approaches the ideal operative sealant. Abundant reports have appeared, touting its beneficial properties.

                As a naturally occurring and human-derived product, the material appears to have no tissue toxicity, promotes a firm seal in seconds to minutes, is reabsorbed in days to weeks following application, and appears to promote local tissue growth and repair. The use of this material outside the United States, particularly in Europe, has flourished. Its use within the United States has lagged more than a decade behind Europe, largely because of the lack of ready access to commercially prepared materials." (J.W. Gibble and P.M. Ness, "Fibrin Glue:
                The Perfect Operative Sealant," Transfusion, Volume 30:8, 1990)

        The fibrin clot is formed by mixing fibrinogen-rich cryoprecipitate and thrombin. Fibrin is completely biodegradable. Its physical/mechanical properties enable it to serve both as a hemostatic (clot-forming) agent and sealant (biologic glue). The formation of a fibrin clot is a natural wound healing mechanism of the body, and therefore completely natural -- it is the body's own acute tissue adhesive. Fibrin dissolves over the four weeks following surgery in such a way as to allow blood to provide nutrients and healing factors to the cut tissue edge, and nothing else in the surgeon's armamentarium provides this capability.

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

        CURRENT MARKET SPENDING FOR FIBRIN SEALANTS

        The Company estimates current worldwide revenue for fibrin sealants to be between $300 and $400 million. Calendar year 1999 was the first full year in which commercial fibrin sealants (Tisseel (Baxter) and HemaSeal (HemaCure) fibrin sealants were sold in the United States. With the expected FDA clearance of new products and continued educational efforts by existing fibrin sealant suppliers driving growth in the number of surgical procedures using fibrin sealant in the U.S. market, worldwide revenues are expected to grow to over $800 million by 2006.

        In Europe and Japan, approved commercial fibrin sealants sourced from pooled blood plasma have enjoyed a long-term presence and represent about 90% of the procedures utilizing surgical sealants in those markets. These commercial fibrin glues cost generally $40 to $80 per ml delivered to the wound site. Given their cost they are typically purchased in smaller volumes of about 5 ml per procedure. Management believes that commercial fibrin sealants are used in about 300,000 European and 330,000 Japanese surgical procedures. Baxter's Tissucol (a pre-frozen version of Tisseel) has the largest share of the European market and Aventis's Beriplast has the largest share of the Japanese market.

        THE NEED FOR BIOMATERIALS PREPARED FROM SINGLE UNITS OF BLOOD-Blood-based biomaterials such as fibrin sealants, platelet gels, platelet derived growth factors ("PDGF"), thrombin and cryoprecipitate prepared from individual units of blood or blood plasma, a technology pioneered by the Company, possess significant advantages in the marketplace. For example, commercial fibrin sealant is prepared from pools of plasma purchased from more than 10,000 individuals. The risk of viral or prion transmission by blood products continues to increase each year as new infectious viruses or other pathogens are discovered. This risk rises dramatically when the source plasma is a pool of 10,000 units rather than a single unit.

                - For example, the sometimes lethal Nile River Encephalitis virus transmitted by mosquitoes is now found in states throughout the east coast and is spreading west. As there is no screening test for this virus used by any blood center in the western world, our blood supply is potentially being contaminated by unwitting blood donors who only experienced a flu like effect. Transfusion Transmitted Virus ("TTV") is thought to be a form of hepatitis yet to be characterized and along with Parvovirus B19, is resistant to the most commonly used solvent detergent ("SD") viral inactivation technology. Prions, infectious protein particles which cause spongiform encephalopathies in cows (Mad Cow Disease) and humans (new variant Creutzfelt Jacob Disease or nvCJD), are 100% lethal to infected patients, resistant to all known forms of viral inactivation technology, elude all forms of rapid detection, and cannot be diagnosed in patients except through a biopsy of the dead victim's brain.

                - Blood products sourced from pools of human plasma often contain additional proteins derived from animals such as cows (bovine lung aprotinin and bovine thrombin are ingredients of currently available commercial sealants) or snakes (batroxibin, which is sourced from snake venom is used as a substitute for human thrombin by one sealant currently being marketed in Europe). Animal proteins may provide a vehicle for the contamination of pooled plasma products by viruses or prions (several cases have been documented where victims contracted nvCJD as a result of taking growth hormones containing bovine substances).

                - In addition, it has been reported that animal proteins have triggered allergic reactions leading to anaphylactic shock in exposed patients. Also, Factor V-based bleeding disorders have occurred in patients exposed to bovine Factor V present in commercial preparations of bovine thrombin.

                - Government restrictions on allowable blood donors has led to a shortage in the nations blood supply. The August 1999 ruling by the FDA preventing anyone who had spent extended amounts of time in the United Kingdom between the years 1980 and the present from donating blood in U.S. blood centers, was estimated at having eliminated -500,000 donors from the U.S. donor pool. This ruling was recently expanded to a two step increase in restrictions, narrowing the window of visiting the U.K. to 3 months from 6 months, and expanding the restricted donor list to U.S. personnel stationed at military bases in Europe, and ultimately expanding the restrictions to anyone who has lived anywhere in Europe for five or more years. These restrictions can only increase the magnitude of the nation's current blood shortage. Concurrent to the ever increasing shortage of blood donors is a corresponding increase in the demand for autologous blood products, and / or products which can reduce the need for allogeneic blood products.

        (iii) THE ULTRA RAPID FREEZER MARKET

        Blood banks preserve blood and plasma products by freezing them in sterile plastic bags and then thawing them before use. Blood centers separate whole blood collected from donors into its components, which includes: erythrocyte concentrates, platelet concentrates, fresh frozen plasma and Cryoprecipitated AHF. Fresh frozen plasma ("FFP") contains the labile as well as the stable components of the coagulation, fibrinolytic, and complement systems; the proteins that maintain pressure and modulate immunity; and other proteins that have diverse activities. At specialized plasma fractionation facilities, frozen plasma is further processed into plasma derivatives for use in component therapy, such as albumin, Factor VIII and IX, antithrombin III, immunoglobulins, etc. The typical uses for FFP are for direct transfusion, and as a source of material for the preparation of Cryoprecipitated AHF. The use of FFP in the U.S. has reached almost 2 million units annually in the USA. One reason for the growth is the widespread acceptance of the concept of specialized component therapy, which is replacing the transfusion of whole blood.

        A unit of plasma is defined as the fluid portion of one unit of human blood that has been centrifuged to segregate and concentrate the red blood cells ("RBC") and platelets. The plasma fraction is then moved to a satellite bag and frozen solid at -18 degrees C (or colder) within six hours of collection. Upon freezing, this plasma is labeled FFP. Ultra-rapid freezing through the point of fusion provides for optimum recovery of the labile Factor VIII proteins within FFP.

        Conventional freezing systems rely on air blast freezing; however, this method requires a considerable length of time (90 ~ 120 minutes) to thoroughly freeze a unit of FFP.

        Rapid freezing is one of the easiest steps that a blood bank or center can take to dramatically improve the quality of their processed plasma. Studies at blood centers in the Hague (the Netherlands) and Hokkaido (Japan) showed that the Factor VIII protein yield from cryoprecipitate from plasma could be increased by as much as 18 to 32% by using the Company's Ultra Rapid Plasma Freezer instead of air blast freezers.

        The market for Ultra Rapid Plasma Freezers is concentrated within the blood banks, blood transfusion centers, and plasma collection centers around the world. The Company believes that a blood bank would typically require two to six freezers depending on facility size and the level of redundant freezing capacity desired. The Company estimates that there are about 750 blood bank or plasma fractionation facilities that could require a plasma freezer in the developed world; these facilities would utilize an installed base of about 2,500 units. Assuming an eight-year life cycle for a freezer, the available annual market is about 312 units or 12.5% of those in the field.

        Another category of customer is the facilities where plasma fractionators collect blood plasma from paid donors. These customers require large, high-capacity freezers. There are approximately 330 such facilities in the U.S. and Canada. In fiscal year 1996 and 1997, Aventis BioServices (formerly known as Centeon), one of the world's largest fully integrated plasma collection companies, purchased 76 MP2000 freezers from the Company for their 32 domestic facilities. During fiscal year 2000 and fiscal year 2001, Aventis acquired nine MP2000 and eleven MP1100 MicroCascade freezers for use in several of its newly acquired facilities. In August 2001, Aventis placed an order with the Company for thirty (30) MP2200 and five (5) MP1100 MicroCascade Freezers.

(iv) THE ULTRA RAPID THAWER MARKET

        Stored Frozen RBC or FFP require thawing before their transfusion. A process of rapid homogenous thawing of frozen plasma or red blood cells is desirable so that emergency transfusions can be quickly administrated. Rapid thawing also reduces the time available for loss of labile proteins (i.e.--FVIII) or growth of bacteria that may have contaminated the unit during phlebotomy. Conventional thawing methods often utilize simple 37 degrees C open air water baths which thaw frozen plasma slowly (i.e. ~30 minutes), and were susceptible to contamination by airborne bacteria requiring repeated decontamination of the water to maintain acceptable environment and conditions for thawing. With the advent of the Company's which utilize sealed, membrane pocket thawers, the hospital blood bank can thaw frozen blood plasma in approximately ten minutes with substantially reduced maintenance requirements.

        Since the market for Thawers is essentially all hospitals that perform surgery, the number of potential thawer customers is significantly larger than the number of potential freezer customers, however, the average sale price for a thawer is roughly 1/10th of a typical Ultra Rapid Plasma Freezer. The Company believes that there are 5,000 potential thawer customers in the United States and another 9,000 customers around the world. The typical thawer customer has two thawers on site.

(C) CORPORATE STRATEGY

Our goal is to become the dominant developer, manufacturer and distributor of medical devices and disposables used by our customers to "micro-manufacture" biomaterials from individual units of blood. The term micro-manufacture refers specifically to the use of proprietary medical devices and sterile, single use processing disposables, to process individual units of blood or blood components into therapeutically useful biomaterials in "real time" (approximately 1 hour or less). The Company believes its enabling technology provides the means to enter and achieve a significant market share in each biopharmaceutical blood component market. The Company believes that there is a rapidly growing need for biomaterials which can be micro-manufactured from individual units of whole blood, blood plasma, or platelets and has initiated an aggressive intellectual property program to ensure that the competitive advantage gained by the introduction of these new novel micro-manufacturing platforms is retained by the Company.

        (i) STRATEGY FOR CELL THERAPY MARKET

        The BioArchive System has been designed as a special-purpose cryo-preservation system for blood components. The Company believes that most collected umbilical cord blood samples will be stored in the Company's BioArchive Systems. Given that each BioArchive system holds 3,626 samples, the Company anticipates that approximately 276 Systems, placed in 30 countries, will be required to archive the one million in HLA typed stem cell units needed to provide optimum transplant units to all patients in need.

        The Company expects that within five years, more than 10,000 patients each year will seek umbilical cord blood transplants from the global network of umbilical cord blood stem cell banks utilizing the BioArchive System.

        THE COMPANY'S STRATEGY FOR ESTABLISHING THE BIOARCHIVE SYSTEM AS THE MARKET LEADER FOR CRYOPRESERVING UMBILICAL CORD BLOOD STEM CELLS HAS EIGHT COMPONENTS, INCLUDING:

        (a) PROVIDE TOTAL SOLUTION FOR THE UMBILICAL CORD BLOOD STEM CELL BANKING MARKETPLACE:

                - THE BIOARCHIVE SYSTEM (Instrument, computer, ancillary equipment, and processing disposables) provides the umbilical cord blood stem cell bank customer with all the sterile bag sets, cryoprotectants and devices needed to collect, process, cryopreserve, archive, retrieve and transfuse umbilical cord blood stem cell units for transplant.

                - A LABORATORY APPLICATIONS SPECIALIST with a Ph.D. in blood transfusion medicine is available to provide total pre- and post-sales support in the form of training, troubleshooting, process improvement, assistance with system validation, preparation for accreditation audit and in-servicing support.

                - FIELD SERVICE ENGINEERS ("FSE's") provide global installation, problem diagnosis and repair services. As each BioArchive features a modem connected diagnostic software program, the

                        FSE's can troubleshoot customer complaints in real time anywhere in the world and often resolve issues without physically being at the customers site.

                - WEB PAGE COMMUNICATION of technical information is available to the installed BioArchive customer base in real time through downloads via the Internet.

                - RESEARCH COLLABORATIONS with cord blood banks encourage researchers to consider the Company as a partner for commercializing new product concepts.

        (b)     USE OF PROPRIETARY TECHNOLOGY AS A BARRIER TO ENTRY, INCLUDING:

                The U.S. Patent Office has issued seven patents to the Company covering the BioArchive Platform technology base. Five additional patent applications are currently under review by the U.S. Patent Office. The BioArchive's most important intellectual property includes:

                - FIRST BARCODE SCANNING SYSTEM (PERISCOPE/ROBOTIC ARM) TO READ BARCODES IN LIQUID NITROGEN (LN2), thus enabling positive specimen identification prior to the specimen being exposed to the cell damaging effects of TWE's.

                - PERISCOPE MOTION CONTROL SYSTEM enables the periscope to precisely move between ambient and --196 degrees centigrade LN2 temperatures despite undergoing dramatic dimensional changes as a result of the extreme temperature shift.

                - ROBOTIC HARDWARE AND SOFTWARE CONTROL SYSTEMS that enable the periscope/robotic arm to place a umbilical cord blood canister at any one of 3,626 register hooks within the interior of the system's dewar with a positional accuracy of 1/1,000ths of an inch.

                - INTEGRATED CONTROLLED RATE FREEZER ("CRF") modules enable the BioArchive System to freeze approximately 70% faster than conventional CRF devices. Further, because of this design, the specimen is immediately transferred post-freeze into liquid nitrogen without requiring exposure to ambient temperatures. A conventional CRF system requires the use of a separate CRF instrument which forces the specimen to be exposed to TWE's that can reduce cell viability during the transfer of a frozen unit from the CRF, through the warm air to a separate nitrogen storage freezer.

                - AN AUTOMATICALLY UPDATED DATABASE OF SPECIMEN RECORDS, including International Society of Blood Transfusion ("ISBT") barcodes and CRF freeze profiles.

        (c) ENGAGE INTERNATIONAL CORD BLOOD BANK STANDARDS COMMITTEES TO ADOPT SPECIFICATIONS ALIGNED WITH THE BIOARCHIVE PLATFORM
                DESIGN:

                - The Company supports the FDA's stated intention to license hematopoietic stem cells sourced from cord blood as the first stem cell therapy product and has provided TWE data on these cells to the FDA docket for their review.

                - The Company participates directly, when invited, and indirectly through its customers who are invited to participate on committees charged with the development of regional or national standards for Cord Blood Banking.

        (d) CONSTRUCT COMPELLING ECONOMIC MODEL WHICH HIGHLIGHTS COST EFFECTIVENESS OF THE BIOARCHIVE SYSTEM IN COMPARISON TO ALTERNATIVE METHODS WHICH UTILIZE CONVENTIONAL CRYOGENIC
                DEVICES:

                - The Company provides a software program to its customers to project cost of personnel, facilities, LN2 and equipment to store 10,000 PCB units over a ten-year operational period with the BioArchive System. The comparative costs with conventional equipment are typically 50% higher (G. Sirchia et al. Transfusion 1999;39:645-650).

        (e) CREATE THE AWARENESS THAT THE BIOARCHIVE CORD BLOOD STEM CELLS AS HAVE THE HIGHEST PROBABILITY OF ENGRAFTMENT:

                - Encourage scientific publications in peer review journals and scientific conferences that demonstrate the high levels of cell recovery and cell viability associated with the BioArchive System.

                - Effectively communicate this concept to the ultimate end-user, the transplant physician, such that these end-users preferably demand cord blood specimens from BioArchive-based umbilical cord blood stem cell banks.

                - Support scientific research that demonstrates the benefits of the totally integrated design of the BioArchive System with respect to reducing loss of cell viability due to the TWEs that are unavoidable when using traditional cryogenic devices.

        (f) PRESENT BIOARCHIVE SYSTEM'S ABILITY TO COMPLY WITH CGTP STANDARD CORD BLOOD BANKS AS A COMPETITIVE ADVANTAGE FOR BIOARCHIVE CUSTOMERS OVER CORD BLOOD BANKS WHO UTILIZE ONLY CONVENTIONAL CRYOGENIC EQUIPMENT:

                - Detail the BioArchive's features and benefits which are fully compliant with the FDA's cGTP standards, including:

                        - Establishment Registration and Listing for Manufacturers of Human Cellular and Tissue-Based Products (63 FR 26744, May 14, 1998).

                        - Suitability Determination for Donors of Human Cellular and Tissue-Based Products (64 FR 52696, September 30, 1999).

                        - Current Good Tissue Practice (CGTP) for Manufacturers of Human Cellular and Tissue-Based Products; Inspection and Enforcement (66 FR 1508, January 8, 2000).

        (g)     RAPIDLY ESTABLISH GLOBAL NETWORK OF BIOARCHIVE-BASED CORD BLOOD
                BANKS:

                - From May of 1998 to June 30, 2001, the Company has shipped 36 BioArchive Systems to 28 cord blood banks in 16 countries.

        (h) EXPAND UTILIZATION OF THE BIOARCHIVE PLATFORM INTO OTHER CELL THERAPY MARKET SEGMENTS:

                - Aggressively interact with researchers and start-up companies in closely related cell therapy markets, such as cancer vaccines and tissue regeneration products to understand their customer requirements in order to integrate the BioArchive System into their manufacturing processes.

                - UTILIZE ENABLING TECHNOLOGY TO GAIN MARKETSHARE AMONG CELL THERAPY COMPANIES- During 2001, the cell therapy market exploded onto the financial and ethical arenas. The Company is perfectly positioned to gain market share in this rapidly evolving marketplace because of its proprietary positions in key enabling technologies for cell therapy.

                - CRYOPRESERVATION AND ARCHIVING- The BioArchive System is a new cryopreservation technology that has been developed to enable the individual-specific cellular therapy strategies where only unique HLA-matched or autologous cell populations can save an individual patient's life.

                        The BioArchive System is able to start and stop "the biological clock" of cells in order to optimize a verifiable and validated manufacturing process and to preserve the cells until the optimum moment to transplant the patient without comprising cell viability. These capabilities will be critical for a company seeking FDA licensure for their cell therapy products.

                - CELL SELECTION- The Company, in collaboration with the New York Blood Center ("NYBC"), has developed a single use disposable bag set with companion cryoprotectant, that is being used in 16 countries to select therapeutic doses of hematopoietic stem cells from umbilical cord blood. The Company is seeking partners or technology to enable the separation of specific subgroups of stem cells within umbilical cord blood.

                - CELL EXPANSION- The Company and its partner, the NYBC accurately anticipated the development of cell expansion technology during the development of its BioArchive Freeze Bag. The BioArchive Freeze Bag divides the cell specimen into two aliquots, one large and one small. The small aliquot can be sterilely removed and used as the starting material for a cell expansion procedure. As a result, the Company is actively seeking collaboration partners to explore the integration of a validated cell expansion protocol into the BioArchive processing and cryopreservation products. We do not currently have products directed at this segment of the market.

                - CELL MODIFICATION- The Company is actively seeking collaboration partners to explore the integration of validated cell modifying processes for stem cells into the BioArchive disposable processing sets.

                With the ethical debate surrounding the embryonic stem cell research market and the recent decision by President Bush to set aside $250 million to fund research on alternative sources of stem cells to embryonic stem cells, the Company will further accelerate its efforts to acquire additional cell selection as cell expansion and notification technology to increase the therapeutic value of the BioArchive cord blood stem cell inventory as well.

        (ii) STRATEGY FIBRIN SEALANT MARKET

        The Company's market penetration strategy for the CryoSeal FS System has six main elements:

        (a) WHERE REGULATORY STANDARDS PERMIT, THE COMPANY WILL OFFER EITHER AUTOLOGOUS OR ALLOGENEIC CRYOSEAL FIBRIN SEALANT IN ORDER TO PENETRATE THE ENTIRE FIBRIN SEALANT MARKET. The allogeneic source plasma would be single donor (virally screened NAT testing, NAT tested donor retested, or virally inactivated (psoralen or methelene blue) as determined by the regulatory standards of the country and the surgeons and patients preferences. While the Company has not moved from its original position that the safest blood product is an autologous blood product (sourced from the patient's own blood), the Company's market research has determined surgeons consider licensed single donor allogeneic blood products such as viral screened units of red cells, platelets, plasma or Cryoprecipitated AHF, to be acceptably safe, and routinely use them on their surgical patients. In the United States, where surgeons are still learning and adapting to the use of fibrin sealant, the Company is predicting rapid growth in the marketplace over the next five years due to an increase in the number of surgical procedures performed with fibrin sealant. In Europe and Japan, where fibrin sealants have been used for approximately 15 years and a mature fibrin sealant market is in place, the Company is predicting a significant rate of conversion from pooled plasma products and/or products containing animal substances such as bovine lung aprotinin and bovine thrombin, to autologous or single donor blood products, such as CryoSeal Fibrin Sealant.

        (b) THE TARGET CUSTOMER FOR THE CRYOSEAL FS SYSTEM IS THE COMPONENT PRODUCING BLOOD CENTER EITHER WITHIN THE LARGEST SURGERY HOSPITAL OR REGIONAL BLOOD CENTERS THAT SUPPLY BLOOD COMPONENTS TO MULTIPLE HOSPITALS. The CryoSeal FS System is a medical device designed to micro-manufacture fibrin sealant. Blood centers generate revenue by manufacturing seven different licensed blood products, including: whole blood, red cells, platelets, fresh frozen plasma, and Cryoprecipitated AHF. Each blood center has facilities, equipment and trained personnel already in place for the routine production of licensed blood products. The Company's market research with a number of blood centers both in the U.S. and abroad, has confirmed that the CryoSeal FS System could be easily and seamlessly integrated into the typical blood center manufacturing operations. Therefore the Company intends to direct its efforts at selling CryoSeal FS Systems to blood component producing centers.

        (c) MANY BLOOD COMPONENT PRODUCING CENTERS ARE OPERATING AT A LOSS AND WILL WELCOME THE PROFITABLE REVENUE STREAM FROM THE SALE OF CRYOSEAL FS KITS TO THEIR HOSPITAL CUSTOMERS. The reasons for this financial stress of the blood centers are many, including: capitation of prices on blood products by managed care providers, increased competition among blood centers for regional markets forcing blood products to be priced as commodities, and the cost incurred to produce safer blood products, e.g. leukocyte reduction filtration, viral detection and inactivation, etc. The CryoSeal FS System would provide these blood centers with a manufacturing platform for the production of CryoSeal Fibrin Sealant, a new FDA licensed blood product with which to generate both significant revenue and profit. The blood centers could immediately begin to divert plasma away from their low profit margin commodity product(s), e.g. fresh frozen plasma, to the production of a highly profitable product, CryoSeal Fibrin Sealant. The served market for each blood center would be identical to their current served markets for existing blood products - the hospitals with surgeries. The Company, in turn, would provide additional sales and marketing support to create awareness and product demand for CryoSeal Fibrin Sealant and the FS Applicator System among the surgeons within the hospitals.

        (d) THE COMPANY'S BLOOD COMPONENT PRODUCING CENTER DISTRIBUTION STRATEGY SIGNIFICANTLY REDUCES ITS DEPENDENCE ON LARGE CORPORATE PARTNERS. Implementation of the "blood center micro-manufacturing strategy" enables the Company to sell the micro-manufacturing components of the CryoSeal FS System (the CS-1 instrument, the CP-3 plasma processing disposable and the Thrombin Reagent) to the regional US Blood Centers or large surgery hospital blood centers, its current customer base, rather than the operating rooms of the approximately 4,000 US hospitals. The impact on the Company is that the Company's need for a strategic partner with distribution channels to the entire hospital sector is significantly reduced. The Company has effectively sold its coreline products, the Ultra Rapid Plasma Freezers, to blood centers on a global basis since the Company's inception in 1987 and it's thawers to the large hospitals. Selling to the "hundreds" of blood component producing centers rather than the "thousands" of general hospitals significantly increases the ratio of disposables to instruments manufactured. It further reduces the Company's financial burden of having to carry several thousand CS-1 instruments on the balance sheet that would have been "placed", rented or leased to hospitals around the world in return for a "supply" contract for disposables. If one uses the U.S. hospital sector as a model, the reduction in instruments manufactured, and placed in hospitals versus blood centers could be as much as 90% (4,000 vs. 400, assuming 100 blood centers acquired 3 units). Additionally, the units sold/placed with blood centers would be utilized at near capacity, while units sold to individual hospitals would not. This shift in ratio toward CryoSeal disposables should have a significant positive impact on the Company's future profitability and cash flow.

        (e) THE NEWLY DESIGNED CP-3 PROCESSING DISPOSABLE ALLOWS UP TO FOUR OVERWRAPPED FIBRIN SEALANT KITS TO BE PRODUCED FROM ONE UNIT OF PLASMA - THUS IMPROVING THE EASE OF USE AND REDUCING COSTS. CryoSeal Fibrin Sealant costs can now be distributed across four different surgeries/patients, resulting in a significant reduction in the cost per ml of CryoSeal Fibrin Sealant. CryoSeal Fibrin Sealant will now be cost competitive with commercial fibrin sealants, even in surgical procedures that require only small volumes (1 to 2 ml). Further, since each FS Kit incorporates the same syringes used in the FS Applicator System, the OR's nursing staff will experience a significant improvement in prep time. Finally, the approximately 10-minute preparation time for CryoSeal Fibrin Sealant in the OR should be sufficiently short to enable its use in Emergency Room Trauma cases, a currently unserved market for the existing commercial fibrin sealants which take up to 30 minutes to prepare.

        (f) THE CRYOSEAL PLATFORM LENDS ITSELF TO THE DEVELOPMENT OF OTHER IMPORTANT THERAPEUTIC BIOMATERIALS FROM A SINGLE UNIT OF HUMAN BLOOD, including: (a) autologous Platelet Derived Growth Factors for the treatment of chronic skin ulcers, including diabetic skin ulcers, venous stasis skin ulcers and decubitis (bed sores) skin ulcers, (b) individual thrombin preparations for use in general hemostasis as well as in the preparation of platelet gel preparations, and (c) autologous fibrin sealant in extremely small volumes for use in plastic surgery, eye surgery, oral surgery, etc. markets unserved by the currently available commercial fibrin sealants.

        (iii) STRATEGY FOR ULTRA RAPID PLASMA FREEZER & THAWER MARKETS

        The Company's market penetration strategy for the ThermoLine Plasma Freezers and Thawers includes the following activities:

        (a) HIRING A FIELD SALES EXECUTIVE FOR NORTH AMERICA TO CALL ON KEY ACCOUNTS AS WELL AS MANAGING THE IN-HOUSE TELEMARKETING REPRESENTATIVES. The impact has been increased customer satisfaction, and renewed sales activities from the installed customer base. Internally, the Company made incremental investments in the telemarketing personnel, computer software and contact database(s) to ensure maximum sales coverage and lead follow-up. Additionally, for the European and Asian markets, dedicated sales executives were put in place to ensure optimal support to distributors for the Ultra Rapid Plasma Freezers and Thawers, and to call on existing and potential new accounts to create more demand for these products.

        (b) DEVELOPING INCREMENTAL IMPROVEMENTS TO THE FREEZERS, including the development of the:

                - MP1100 MODEL provides accelerated freezing of fresh frozen plasma to -30 degrees C in 22 minutes (approximately 33% faster than the Company's previous freezers and four times faster than competitive air blast freezers). The advantage of the MicroCascade(TM) mobile freezer technology is that expensive and inflexible remote condenser installations are not required. This flexibility allows laboratories to quickly start up or modify their production routing by rolling in the MP1100, plugging it into the electrical outlet and immediately begin flash freezing plasma.

                - MP2200 MODEL features semi-automatic defrost and cleaning (filtration) of the heat transfer liquid to improve the operational reliability of the freezer and lower overall system operational costs.


(D) DESCRIPTION OF THE BUSINESS

        (i) BIOARCHIVE PLATFORM PRODUCTS

        The BIOARCHIVE SYSTEM Provides the means for cord blood banks to collect, process, cryopreserve, and retrieve for transplantation a readily accessible inventory of individual units of HLA typed, infectious and genetic disease screened, cord blood stem cell specimens. Cord blood derived stem cells have been proven to be comparable or superior to bone marrow derived stem cells for the treatment of diseases such as leukemia, lymphoma and genetic disorders such as sickle cell anemia and thalassemia. The BioArchive System was designed to improve, standardize and automate what had previously been a primitive and totally manual process for collecting, processing and cryopreserving cord blood. The Company's collection and processing disposables are licensed to Pall Corp. for manufacturing and distribution in the USA and Europe, and Nipro Corporation in Japan. The proprietary collection and processing bag sets used in conjunction with the BioArchive System's integrated CRF technology allows a stem and progenitor cell recovery viability to be greater than 90%. The NYBC is a co-developer of this technology and has participated in the validation of key performance parameters of the BioArchive System.

        The BioArchive System features a robotic cryogenic device that automatically freezes, archives and manages an inventory of up to 3,626 PCB units of stem and progenitor cells for transplant. The proprietary device also controls and records the freezing profile of each PCB donation in nitrogen vapor, after which the PCB unit is robotically transferred to a specified indexed location in liquid nitrogen. The BioArchive System tracks the storage address of each PCB stem cell unit and assures that only the specifically chosen, HLA-matched PCB unit is retrieved when selected for a human transplant recipient without exposing the other archived samples to detrimental warming effects.

        As of June 30, 2001, our BioArchive cord blood bank customer list was as follows:

                                 PCB CUSTOMERS                                     PLACED UNITS
                                 -------------                                     ------------
New York Blood Center, USA                                                              4
Duke University Medical Center, USA                                                     3
San Diego Blood Center, USA                                                             1
Corielle Research Institute, USA                                                        1
NuStem Technologies, USA                                                                1
Centro Nacional de la Transfusion Sanguinea Blood Bank, Mexico                          1
University of Dusseldorf, Germany                                                       1
Finnish Red Cross Blood Transfusion Service, Finland                                    1
Galacian Transfusion Center, Spain                                                      1
Institute de Recerca Oncologica, Spain                                                  1
London Cord Blood Bank, England                                                         1
Leuven University Cord Blood Bank, Belgium                                              1
Liege University Hospital, Belgium                                                      1
Catholic University of Leuven Medical Center, Belgium                                   1
EFS Bordeaux Blood Center, France                                                       1
EFS Besancon Blood Center, France                                                       1
Hokkaido Red Cross Blood Center, Japan                                                  1
Institute of Medical Science, University of Tokyo, Japan                                3
Nihon University Medical Center, Japan                                                  1
Hyogo Cord Blood Bank, Japan                                                            1
Buddhist Compassion Relief Tzu-Chi Foundation Cord Blood Bank, Taiwan                   1
Gene Born Biotech, Taiwan                                                               1
Malaysian National Transfusion Services, Malaysia                                       1
Guangdong Hematopoietic Stem Cell Technology Center, PRC                                1
Chinese Academy of Medical Sciences & Peking Union Medical College, PRC                 1
Blood Transfusion Hematology Center, Vietnam                                            1
Medipost Cryo-Stem Cell Institute, South Korea                                          1
Central Blood Bank of the Magen David Adom, Israel                                      1
Reliance Industries Cell Biology & Tissue Engineering, India                            1
                                     TOTAL                                              36

        This global standardization is critical to the Company's marketing plan because it drives repeat purchases as each cord blood bank expands its inventory, and it improves the probability that second and third tier purchasers and academic researchers also purchase BioArchive Systems.

        The BioArchive System, by virtue of its integrated design, significantly reduces the incidence of TWEs that occur when conventional cryogenic equipment are used to process stem cell units. At The Fifth International Symposium of Hematopoietic Stem Cell Transplantation in Tokyo, Japan on June 23, 2001, ex vivo data was presented that TWEs that occur routinely in processing stem cells with conventional cryogenic devices can result in losses of stem and progenitor cell viability exceeding 50% - as measured by colony forming assays.

        An additional customer base for the BioArchive System is expected to be the approximately 400 centers in the United States which collect and cryopreserve autologous hematopoietic stem and progenitor cells sourced from the peripheral blood of patients with solid tumors, such as breast cancer, who will subsequently undergo chemotherapy and radiation. After this treatment, the previously harvested and stored cells are returned to the patient to reconstitute their hematopoietic system. Duke University Medical Center acquired its second BioArchive System for cryopreserving peripheral blood stem cells. Once the validation clinical trial at Duke is completed, the Company intends to aggressively pursue the placements of BioArchive Systems into this segment of the stem cell marketplace.

        BIOARCHIVE PLATFORM DISPOSABLES

        In addition to the three bag sets utilized to collect, process and transfuse umbilical cord blood stem cells which are manufactured and distributed under license by Pall Medical Corporation for Europe and North America and Nipro Corporation (formerly known as Nissho Corporation) for Japan, the Company manufactures and sells three additional disposables for the protection of the umbilical cord blood units during inter-laboratory transfers and shipment to the transplant centers which the Company believes will provide an ongoing revenue stream.

        (a) CANISTERS: The freezing bag is placed in the magnetic stainless steel canister before it is frozen and it remains in the canister while it is stored in liquid nitrogen. The thermal properties of the canister augment heat transfer during freezing and physically protect the unit when it is removed from the BioArchive System.

        (b) CANISTER SLEEVE: The insulated canister sleeve is inserted into the retrieval cartridge prior to a specimen retrieval. During the retrieval process, the --196 degrees centigrade canister is robotically retrieved from its storage address and inserted into the insulated canister sleeve; where it protects the contents of the canister from warming and cushions the canister from physical shocks.

        (c) OVERWRAP BAG: The overwrap bag is formed from --200 degrees centigrade glass transition plastic and provides a secondary barrier against contamination by pathogens.

        (ii) CRYOSEAL PLATFORM PRODUCTS

        The CryoSeal FS System prepares a surgical sealant, referred to as fibrin sealant, from a single unit of human plasma in about an hour. The CryoSeal FS System is comprised of a freestanding, portable instrument, the CS-1, which in conjunction with the CP-3 plasma processing disposable and a proprietary reagent, prepares both components (fibrinogen-rich cryoprecipitate and thrombin) of a fibrin sealant from a single unit of human plasma. The plasma may be sourced from the patient (autologous) or from a single donor (allogeneic). The CryoSeal Fibrin Sealant may be prepared on the day of surgery or up to six months prior to surgery, providing it is stored frozen at --18 degrees centigrade or colder. Using allogeneic plasma, each CP-3 enables the operator to prepare up to four individual Fibrin Sealant kits ranging in volume from 1 ml to 6 mls, from a single unit of plasma. Additionally, the Company has developed a series of specially designed disposable fibrin sealant applicators (the FS Applicator System) to apply the fibrin sealant to the surgical site in the operating room.

        (a) CS-1 INSTRUMENT: The CryoSeal FS System instrument (referred to as the CS-1) is a compact, upright device that semi-automatically prepares Cryoprecipitate and Thrombin from a single unit of human plasma. The CS-1 instrument requires the CP-3 plasma processing disposable and Thrombin Reagent to function. The CS-1 consists of the following key subsystems:

                -       Heat transfer plate

                -       Heat transfer plate rocking mechanism

                -       Refrigeration unit

                -       Heater mechanism

                -       Vacuum system

                -       Peristaltic pump

                -       Microprocessor control system

                -       User interface display panel and operation buttons

                -       TAD Clips

        (b) The CP-3 PLASMA PROCESSING DISPOSABLE is comprised of three integrated subsystems, including:

                - The CRYOPRECIPITATE CHAMBER which consists of a clear, plastic container pointed at one end, with a flat bottom and raised upper portion containing a 0.2 micron filtered air vent. The air vent sterilizes the air allowing passage of the internal air displaced by incoming plasma.

                - The TAD which features a tubular reaction chamber where 10 ml of plasma is mixed with proprietary beads and a proprietary Thrombin Reagent to form activated thrombin. Two valves control the directional flow of thrombin solution through a filter to remove polymerized protein.

                - FIBRIN SEALANT KITS: The CP-3 model utilizes four (4) pairs of physically connected 3 cc syringes to store the Cryoprecipitate and Thrombin (within each pair of 3cc syringes, one syringe contains Cryoprecipitate and the other an equal volume of Thrombin). Each pair of syringes is simultaneously filled in equal volumes from 0.5cc to 3cc. Each pair of 3cc syringes is enclosed in an individual sterile overwrap. When the filling process has been completed, the individual overwraps FS kits sterilely are disconnected from the CP-3. The individual overwrap kits maybe stored frozen for up to six months at --18 degrees centigrade or colder until use.

        (c) FS APPLICATOR SYSTEM: FS System's FS Applicator System is designed to enable the surgeon to efficiently apply the CryoSeal Fibrin Sealant during a wide array of surgical procedures, including liver resectioning. The FS Applicator System is comprised of two applicators, the Metered Applicator, and the Non-Metered Applicator, as well as the FS Warming Tray.

                - The METERED APPLICATOR consists of a pistol-like handle into which are placed the 3cc syringes containing the thrombin and cryoprecipitate preparations. When the appropriate tip is positioned in place on the tip manifold, each trigger pull dispenses 200 microliters of fibrin sealant. The Metered Applicator allows precise control of the fibrin sealant dosing. The NON-METERED APPLICATOR consists of the above two 3cc syringes physically connected to one another by both an end-cap, which doubles as a thumb rest, and a frame that provides finger holds. The Non-Metered Applicator is suitable when the surgeon desires to apply fibrin sealant over a large surface area in minimal time.

                -       The FS Applicators possess two types of dispensing tips:
                        a) THE SPRAY TIP, which is offered in 3 styles (ST-2, ST-3, AND ST-4), each providing specific levels of pre-mixing of the CryoSeal Fibrin Sealant prior to aerosolization, which in turn produces clot times from instantaneous to several seconds, and b) THE LINE/DROP TIP, which is offered in 2 models (DT-5 AND DT-10), for laparoscopic application of CryoSeal Fibrin Sealant. The Spray Tip is designed to apply a homogeneous layer of CryoSeal Fibrin Sealant over a large surface area in a short timeframe, while the Line/Drop Tip is designed to apply CryoSeal Fibrin Sealant to a small surface area.

                - FS WARMING TRAY: Experimental studies performed by the Company demonstrated that pre-warming the cryoprecipitate and thrombin preparations to approximately 37 degrees centigrade immediately prior to application in the surgical field results in greater clinical efficacy. The FS Warming Tray is designed to quickly warm three fully assembled Fibrin Sealant Applicators to 37 degrees centigrade. A timer button located on the side of the device is pressed approximately 10 minutes prior to the surgeon requesting the CryoSeal Fibrin Sealant. When the indicator LED turns solid green in color, the FS Applicator will be at 37 degrees centigrade and can be removed from the FS Warming Tray and handed to the surgeon ready for use.

        CRYOSEAL PLATFORM DEVELOPMENT PROGRAMS

        (a)     CRYOFACTOR APDGF SYSTEM

                The CryoFactor APDGF System is intended to harvest a full array of autologous platelet derived growth factors immersed in a solution of adhesive proteins from a patient's own blood donation for the treatment of chronic dermal wounds such as diabetic, decubitus and venous stasis skin ulcers. This growth factor solution is produced by the CS-1 with special software and disposable processing containers. Formal clinical trials and FDA approval will be required to market the product in the United States.

                - CRYOFACTOR APDGF CP-4 PLASMA PROCESSING DISPOSABLE: The CP-4 is the primary disposable for harvesting and concentrating solutions of platelet derived growth factors from platelet rich plasma. The CP-4, like its predecessors, will require FDA approval to market in the United States. Research and development of this product will be dependent on cash flows during fiscal year 2002.

                - CRYOFACTOR PATIENT KIT: The Patient Kit will be the means by which the therapeutic CryoFactor APDGF solution is alliquoted into individual dosages for application by the patient or home care specialist. The design is not finalized at this time.

        (b)     MICROSEAL SYSTEM

                MicroSeal is a bench top system that is intended to prepare up to 1ml of Fibrin Sealant from only 35cc of patient blood. This volume of Fibrin Sealant is sufficient for the many thousands of microsurgeries that occur each year that could benefit from a safe, effective biological tissue sealant or hemostatic agent, such as: closing macular holes in the eye, minimizing scarring in fallopian tube surgery, sealing excised cataract wounds, bonding skin flaps in minor cosmetic surgery, repairing ruptured eardrums, sealing vascular stents and providing hemostasis in oral surgeries. This system represents a miniaturization of the technologies that comprise the CryoSeal FS System.

        (iii) THERMOLINE PRODUCTS

        (a) ULTRA RAPID PLASMA FREEZERS: The Company's line of Ultra Rapid Plasma Freezers use heat transfer liquids, rather than gases such as air, carbon dioxide or nitrogen to transfer heat to and from a biological substance, such as human plasma. The Company's patented thin flexible plastic membrane system is automatically interposed between the heat transfer liquid and the container housing the blood component. While flash-freezing blood plasma, this flexible membrane allows the use of a non-toxic, low-viscosity silicone heat transfer liquid to be refrigerated to -40 degrees centigrade and pumped into the freezing chamber in order to achieve a rapid transfer of heat without leaving a residue on the exterior surface of the blood container. Tests of the technology performed by the Hague Center of the Netherlands Red Cross reports that 300 ml bags of plasma were core frozen in 30 minutes versus 90 to 120 minutes in air blast freezers which resulted in 18 to 32% more Factor VIII in the cryoprecipitate from the frozen plasma. Further, the flexible membrane freezing technology also allows the plasma bag to freeze in a vertical position causing air bubbles to rise to the top surface of the bag, so that plasma, when frozen, does not get trapped in the ports and lost when separated from the bags at the plasma fractionators, a notable advantage over conventional freeze methods which require the bags to lay on trays and freeze on their sides.

                The Company offers a complete range of Ultra Rapid Plasma Freezers based on both size and capacity, product format (plasma bag vs. bottle), condenser/compressor location (integrated or mounted externally to the outside of the blood center's facility) and performance (based on size and technology of the condenser/compressor used). Models include: the MP500, the MP750, the MP1000 external condenser/compressor, the MP1100 MicroCascade, the MP2000 one liter bottle system, and the MP2200, the newest model with a new improved defrost/filtration system.

        (b) The Company's Ultra Rapid Plasma Thawers utilize algaecide treated water to rapidly transfer heat through the patented closed flexible membrane system into the frozen plasma. In thawing tests performed by the Company, which compared the performance of the Company's thawer versus a microwave thawer, it was demonstrated that frozen plasma rose to a transfusable temperature (20 degrees centigrade) faster and more homogeneously in the Company's thawer than when thawed in the microwave thawer. The Company's proprietary "closed" design significantly reduces the risk, relative to "open" systems, of contamination of the blood product by the contaminated water from the water bath during the thawing cycle.

                The Company has three models of thawers. They vary primarily by capacity. The MT202 thaws two bags simultaneously, and the MT204 and MT210 four and ten bags, respectively.

(E) CLINICAL SUMMARY STATUS

        (i) BIOARCHIVE SYSTEM:

        (a) IN VITRO TESTS: The PCB stem and progenitor cell processing bag sets were tested by the NYBC Placental Blood Program, the world's largest Umbilical Cord Blood Stem Cell Bank. The Company believes that the 95% recovery of viable stem and progenitors cells reported by NYBC are the highest of any cord blood stem cell processing system available today.

        (b) USA IN VIVO TESTS: Patient outcome data derived from patients receiving PCB transplants prepared with the Company's processing bag sets (manufactured and distributed by Pall Medical Corporation and Nipro Corporation) and the BioArchive cryopreservation device will be provided to the FDA by the umbilical cord blood stem cell banks under the terms of their Investigational New Drugs ("INDs") in the United States. These centers include the NYBC and the NIH Cord Blood Banks at Duke University Medical Center and Georgetown University Medical Center (now integrated into Duke University Medical Center's cord blood bank).

        (c) FOREIGN IN VIVO TESTS: It is anticipated that similar patient outcome data will be provided to the appropriate regulatory authorities directly by the Cord Blood Banks in each foreign country in which the BioArchive Systems are in operation. As of June 30, 2001, those countries included Finland, United Kingdom, Germany, France, Spain, Belgium, Japan, South Korea, Malaysia, Vietnam, The People's Republic of China and Taiwan.

        (ii) CRYOSEAL FS SYSTEM:

        (1) As of July 15, 2001 the Company successfully completed the three pre-clinical studies designed to characterize CryoSeal Fibrin Sealant for our IDE submission to the FDA:

                - CHEMICAL CHARACTERIZATION OF THE THROMBIN AND FIBRINOGEN-RICH CRYOPRECIPITATE. In vitro assays were performed to demonstrate the reproducibility of the system and its performance across a significant sampling of donor plasmas, the impact of system variables on system performance, including fresh vs. frozen plasma, starting plasma volume and the type of anticoagulant present, the protein composition as well as the short and long term stability of the final thrombin and cryoprecipitate preparations.

                - DETERMINATION OF TENSILE STRENGTH OF THE THROMBIN AND FIBRINOGEN-RICH CRYOPRECIPITATE. In vitro tensile (mechanical) strength measurements were performed on CryoSeal Fibrin Sealant, as well as a commercial fibrin sealant, using equipment designed for such purpose.

                - DEMONSTRATION OF CLINICAL EFFICACY OF CRYOSEAL FIBRIN SEALANT DURING PIG LIVER RESECTIONING. An in vivo animal model, pig liver resectioning, was performed to refine the technique of applying the CryoSeal Fibrin Sealant to the surgical site, determination of the time to hemostasis and the verification of the safety of the procedure.

        (2) In March of 2001, CE Mark approval was granted by the Company's notifying body, thus approving the CryoSeal FS System for commercial activities within the European Community. A number of clinical studies are planned during the current fiscal year to demonstrate the product's efficacy with a wide array of surgical procedures.

        (3) In May of 2001, a license was granted by the Canadian government approving CryoSeal FS System for commercialization within Canada. A number of clinical studies are planned during the current fiscal year to demonstrate the product's efficacy with a number of different surgical procedures.

        (4) In August 2001 an IDE was filed with the FDA requesting approval to initiate phase III human clinical trials for liver resectioning. Approval of the results of the phase III clinical trials will enable the Company to immediately initiate commercial activities for the CryoSeal FS System in the United States. Other than initial filing of applications and final agency action or approval of such applications, the Company does not comment on the day-to-day details of ongoing clinical activities.

(F) COMPETITION

        (i) CORD BLOOD BANKING AND CELL THERAPY

        The Company believes that the competition for selling equipment and disposables to the cell therapy market, as well as the commercial and public umbilical cord blood stem cell banking market is limited to manufacturers of individual cryogenic components (dewars, controlled rate freezers, etc.) of conventional systems, such as Taylor Wharton and MVE. Three years after initiating commercial activities with the first totally integrated cryopreservation system (BioArchive System) for umbilical cord blood stem cell banking, the competition is still the manufacturers of individual conventional cryogenic equipment such as dewars, controlled rate freezers, etc. The vast majority of cell therapy companies rushing to initiate human clinical trials are utilizing a variety of existing cell selection and cryogenic manufacturing and delivery processes that limit their attractiveness with regards to product expiration dating, patient scheduling and actual product design. The Company anticipates greater demand for the BioArchive System and compatible disposables as cell therapy companies work to develop products that are more end user friendly and provide the manufacturer with greater logistical flexibility. This could lead to other competitors emerging to provide various products which deliver one or more of the needed enabling technologies for the future growth of the cell therapy industry.

        (ii) COMMERCIAL FIBRIN SEALANTS

        The Company is aware of six companies which have developed or are developing commercial fibrin glues: Baxter, Hemacure, Aventis, American Red Cross, Vivolution and Omrix Pharmaceuticals. To date, only Baxter and Hemacure have received FDA approval to market their products in the US. In addition, Cohesion Medical and Fusion Technologies produce similar products that are biological sealants, but are not true fibrin sealants in that they do not provide concentrated fibrinogen to the wound site, which significantly reduces their visco-elastic and burst strength relative to fibrin sealants. Furthermore, both products contain bovine thrombin and bovine collagen, which increase the risk of transmission of non-human viruses and prions. In addition, Focal's FocalSeal-L a synthetic sealant made from polyethyl glycol (PEG), received FDA approval in May 2000 for sealing air leaks in lungs.

        (iii) FREEZERS: NORTH AMERICAN COMPETITORS

        In North America, the three major manufacturers of plasma freezers are the Company, SPX/SGA Division and Forma Scientific. The chart below lists management's view of the relative technologies.

                  COMPANY                FREEZING METHOD
                  -------                ---------------
            THERMOGENESIS CORP.        Liquid Heat Transfer
            Forma Scientific           Air Blast
            SPX/SGA Division           Air Blast

        (iv) THAWERS: NORTH AMERICAN COMPETITORS

        In North America, the three major manufacturers of plasma thawers are the Company, Helmer and Cytotherm. Management's view of the relative technologies follows:

         COMPANY              THAWING METHOD            ADVANTAGE              LIMITATIONS
         -------              --------------            ---------              -----------
THERMOGENESIS CORP.        -   Membrane pockets   -   Rapid thaw          -   Unit capacity
                               and semi-closed    -   Low maintenance         limited to number
                               system             -   Plasma is               of pockets
                           -   Heat transfer          contained in
                               fluid                  membrane pocket

Helmer                     -   Water bath                                 -   Contamination of
                           -   Open air system                                water
                                                                          -   Frequent water
                                                                              changes
                                                                          -   Longer thaw period

Cytotherm                  -   Water bath                                 -   Same as Helmer
                           -   Open air system

(G) RESEARCH AND DEVELOPMENT

The future R&D activities of the Company will be devoted to the completion of the CryoSeal FS System's pivotal human clinical trial for the control of bleeding during liver resectioning surgery, and the development of two new products derived from the CryoSeal FS System research programs.

        - THE MICROSEAL SYSTEM is a miniaturized version of the CryoSeal FS System designed for the treatment of outpatient (ambulatory) acute wound care, which requires only small volumes of fibrin sealant. Beginning with the reforms in Medicare in the early 1980's and accelerating with the efforts to reduce healthcare costs in the early 1990's and the substantial advances in minimally invasive surgery techniques, outpatient surgeries have grow dramatically. According to Center for Disease Control and Prevention ("CDC") data, annual outpatient surgeries in the U.S.A. have grown from less than 2 million in 1981 to 31.5 million in 1996. Each year, surgeries of the nervous system (1.2 million), eyes (5.3 million), ears (0.8 million), nose, mouth, and pharynx (2 million), respiratory system (4.3 million), cardiovascular system (0.9 million), digestive system (6.9 million), urinary system (1.4 million), female genital organs (1.9 million), musculoskeletal system (4.2 million), and integumentary system (2.3 million) are done with the surgical incision and subsequent bleeding reduced sufficiently to allow the patient to go home the same day. In the United States, these surgeries take place in approximately 5,000 hospital-based surgicenters, 1,700 stand-alone surgicenters, and the 9,000 offices of plastic surgeons, oral and maxillofacial surgeons, reproductive surgeons and podiatric surgeons. The Company has targeted development of its MicroSeal System for these minimally invasive surgical theatres.

                When development is completed, the Company intends that the MicroSeal System will be a small bench top device with small processing and application disposables that will require less than 35 ml of blood drawn in a syringe to harvest 1 ml of Fibrin Sealant. There are millions of micro-surgeries that occur each year that could benefit from a safe, effective biological tissue sealant or hemostatic agent, such as: hemostasis in endoscopic surgeries, sealing arterial catherizations, closing macular holes in the eye, minimizing scarring in fallopian tube surgery, sealing excised cataract wounds, bonding skin flaps in minor cosmetic surgery, and repairing rupture eardrums.

        - THE CRYOFACTOR SYSTEM relies upon the CryoSeal Platform thermodynamic processing device as well as modifications to the software and blood processing disposable to harvest and concentrate autologous platelet derived growth factors ("APDGF"). The Company intends that the CryoFactor System will be a product targeted for sale, through distributors, to the chronic wound care centers in hospitals, stand alone wound care centers, and long term care facilities for the treatment of chronic dermal wounds such as diabetic, decubitus and venous stasis ulcers.

        - BIOARCHIVE CELL THERAPY SYSTEM relies upon the BioArchive Platform thermodynamic robotic cryopreservation system, as well as modifications to the software, internal registry system and disposables (canister and freeze container) to cryopreserve various classes of human blood cells that have been temporarily removed from the patient's body in order that they can be immunogenically or genetically altered in order to boost the patient's ability to fight off a deadly disease, such as cancer. The target market is the many start-up companies that have recently moved into this potentially very large and long term market.

The Company has incurred R&D expenses of $1,782,000, $1,624,000, and $2,061,000 for fiscal years ending June 30, 2001, 2000 and 1999, respectively.

(H) DESCRIPTION OF DEVICE MANUFACTURING

The Company is currently manufacturing all major instruments and equipment sold by the Company, as well as manufacturing a limited number of its disposable products (Thrombin Reagent and the BioArchive Overwrap Bag). The Company believes that vendors used by the Company are capable of producing sufficient quantities of all required components. Products manufactured or sold by the Company are warranted against defect in manufacture for a period of 12 months from shipment when used for the equipment's intended purpose, which warranties exclude consequential damages to the extent allowed by law.

        PLASTIC DISPOSABLES MANUFACTURING- The Company has identified and established supply agreements with contract manufacturers that we believe have the technical capability and production capacity to manufacture our CryoSeal CP-2, CP-3 and FS Applicator System disposables, as well as the BioArchive canister and foam sleeve. Each of the CryoSeal disposables contract manufacturers have facilities in Mexico that will offer in the future cost reductions when product demand reaches certain volumes.

        THROMBIN REAGENT AND BIOARCHIVE OVERWRAP BAG MANUFACTURING- The manufacturing process for the Thrombin Reagent occurs at two different facilities, THERMOGENESIS CORP. and at a contract manufacturer. We perform the initial manufacturing processes at our facilities in Rancho Cordova, CA. After filling and stoppering of the syringes, the syringes are shipped to our contract manufacturer where they are terminally sterilized, individually labeled and packaged. Our Quality Assurance Department is responsible for final product release. All processes associated with the manufacture of the BioArchive overwrap bag occur at the Company's Rancho Cordova facility.

        INSTRUMENT MANUFACTURING- ThermoGenesis manufactures the BioArchive instrument, the Auto-Expressor, CS-1 instrument, FS Warming Tray, Ultra Rapid Plasma Freezers and Ultra Rapid Plasma Thawers at its Rancho Cordova, CA facility. The Company assembles the hardware from multiple subassemblies supplied by a wide base of skilled vendors. However, the Company manufactures certain sub-assemblies, e.g., the BioArchive robotic, barcode-reading periscope, in their entirety at the Rancho Cordova facility. All parts and subassemblies are procured from qualified suppliers. Trained ThermoGenesis employees assemble both products and perform final QC release based on performance criteria. All processes are monitored and either verified or validated to ensure non-conforming product is not produced. Manufacturing documentation for each device is compiled in a device history record by instrument serial number.

The majority of the materials used to produce the Company's products are readily available from numerous sources. Based upon current information from manufacturers, the Company does not anticipate any shortage of supply. In 1992, the Company introduced a replacement heat transfer liquid and refrigerant which is free of chlorofluro-carbons ("CFC") for use in the Company's proprietary process. The replacement chemicals are readily available and the Company does not anticipate any shortages or constraints on supplies.

(I) GOVERNMENT REGULATION

The research and development, clinical testing, manufacture and marketing of medical devices are subject to regulation by the FDA and by regulatory agencies in other countries. These national agencies and other federal state and local entities regulate, among other things, research and development activities and the testing (in vitro and in clinical trials), manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products.

The extent of the process required by the FDA before a medical device may be marketed in the United States depends on the type of device and/or whether a similar device has previously been cleared by the FDA. If the medical device is a new entity that has not been cleared such as the CryoSeal FS System, the process includes the following:

        -       Extensive pre-clinical laboratory and animal testing;

        -       Submission of an IDE application;

        - Human clinical trials to establish the safety and efficacy of the medical device for the intended indication; and

        -       Submission to the FDA for approval of a Pre-Market Application
                ("PMA")

Pre-clinical tests include laboratory evaluation of product chemistry/biochemistry and animal studies to assess the potential safety and efficacy of the product. Safety testing includes tests such as cytoxicity, biocompatibility, package integrity and stability. Pre-clinical tests must be performed by laboratories that comply with the FDA's Good Laboratory Practices (GLP's) regulations. The results of the pre-clinical tests are submitted to the FDA as part of an IDE application and are reviewed by the FDA before human clinical trials can begin. Human clinical trials can begin shortly after IDE approval is granted.

Clinical trials involve the application of the medical device or biologic produced by the medical device to patients by a qualified medical investigator according to an approved protocol. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor participant safety and efficacy or other criteria to be evaluated. Each protocol is submitted to the FDA as part of the IDE. Each clinical study is conducted under the auspices of an independent Institutional Review Board, ("IRB"). The IRB considers, among other things, ethical factors, the potential risks to subjects participating in the trial and the possible liability of the institution. The IRB also approves the consent form signed by the trial participants.

Clinical trials are typically conducted as a phase III clinical trial. A safety pilot trial may be performed prior to initiating the phase III clinical trial to determine the efficacy of the product for specific targeted indications to determine dosage tolerance, optimal dosage and means of application and identify possible adverse effects and safety risks. Phase III trials are undertaken to confirm the clinical efficacy and safety of the biologic in question within an expanded patient population at geographically dispersed clinical study sites. The FDA, the clinical trial sponsor, the investigators or the IRB may suspend clinical trials at any time if any one of them believe that study participants are being exposed to an unacceptable health risk.

The results of product development, pre-clinical studies and clinical studies are submitted to the FDA as a PMA for approval of the marketing and commercial shipment of the medical device. The FDA may deny a PMA if applicable regulatory criteria are not satisfied or may require additional clinical testing. Even if the appropriate data is submitted, the FDA may ultimately decide the PMA does not satisfy the criteria for approval. Product approvals, once obtained, may be withdrawn if compliance with regulatory standards are not maintained or if safety concerns arise after the product reaches the market. The FDA may require post-marketing testing and surveillance programs to monitor the effect of the medical devices that have been commercialized and has the power to prevent or limit future marketing of the product based on the results of such programs.

Each domestic manufacturing establishment must be registered with and approved by the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA for compliance with current good manufacturing practices. We are also subject to U.S. federal, state, and local regulations regarding workplace safety, environmental protection and hazardous materials and controlled substance regulations, among others. The Company has a California Environmental Protection Agency Identification number for the disposal of bio-hazardous waste from its research and development bio lab.

Some of our products which have a lower potential safety risk to the intended user or patient, and which have similar, competitive products previously cleared by the FDA for the same intended indication, may utilize a simpler and shorter regulatory path called a 510(k) application to gain commercial access to the marketplace. The 510(k) differs from the PMA process primarily in the lack of a requirement to perform human clinical trials, however, laboratory data and safety data for the proposed product are still required to be submitted to the FDA for review. This regulatory process requires that the Company demonstrate substantial equivalence to a product which was on the market prior to May 29, 1976, or which has been found substantially equivalent after that date.

Some of our products that have minimal risk to the intended user and do not involve direct patient interaction may be deemed by the FDA as being exempt from FDA review. These products still require compliance with good manufacturing practices and Quality System Regulations (QSR's).

The product development, pre-clinical and clinical testing, manufacturing, labeling, distribution, sales, marketing, advertising and promotion of the Company's research, investigational, and medical devices are subject to extensive government regulation in the United States, and also in other countries. Products manufactured in the United States which have not been cleared by the FDA through a 510(k) submission, or which have not been approved through the PMA process, must comply with the requirements of Section 802 of the FDCA prior to export. These devices which are capable of being cleared by the FDA under a 510(k) submission do not require FDA approval for export; however, the Company's products must still comply with certain safety and quality system requirements.

Failure to comply with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, distribution, sales and marketing, or refusal of the FDA to grant clearance of a PMA or clearance of a 510(k). Actions by the FDA might also include withdrawal of marketing clearances and criminal prosecution. Such actions could have a material adverse effect on the Company's business, financial condition, and results of operation.

(J) PATENTS AND PROPRIETARY RIGHTS

The Company believes that patent protection is important for products and potential segments of its current and proposed business. In the United States, the Company currently holds 19 patents, and has seven (7) patents pending to protect the designs of products which the Company intends to market. There can be no assurance, however, as to the breadth or degree of protection afforded to the Company or the competitive advantage derived by the Company from current patents and future patents, if any. Although the Company believes that its patents and the Company's existing and proposed products do not infringe upon patents of other parties, it is possible that the Company's existing patent rights may be challenged and found invalid or found to violate proprietary rights of others. In the event any of the Company's products are challenged as infringing, the Company would be required to modify the design of its product, obtain a license or litigate the issue. There is no assurance that the Company would be able to finance costly patent litigation, or that it would be able to obtain licenses or modify its products in a timely manner. Failure to defend a patent infringement action or to obtain a license or implementation of modifications would have a material adverse effect on the Company's continued operations.

While patents have been issued or are pending, the Company realizes (a) that the Company will benefit from patents issued only if it is able to market its products in sufficient quantities of which there is no assurance; (b) that substitutes for these patented items, if not already in existence, maybe developed (c) that the granting of a patent is not determination of the validity of a patent, such validity can be attacked in litigation or the Company or owner of the patent may be forced to institute legal proceedings to enforce validity; and (d) that the costs of such litigation, if any, could be substantial and could adversely affect the Company.

The following three tables document the intellectual property rights of the Company's three major product lines as well as the status of those patent applications that are filed but not yet issued.

CRYOSEAL SYSTEM

                                                     U.S.     INTERNATIONAL
PATENT DESCRIPTION                                  STATUS       STATUS
------------------                                  ------    -------------
Device for fractionating constituent components     Issued:          --
of a substance using cryoprecipitation              1993

Fibrinogen processing apparatus, method and         Issued:     Pending
container                                           1996

Fibrinogen processing apparatus, method and         Issued:     Pending
container (div.)                                    1998

A sprayer for fibrin glue                           Issued:     Pending
                                                    1998

Fibrinogen processing apparatus, method and         Issued:     Pending
container (div.)                                    1999

Fibrin glue line and dot dispenser                  Issued:     Pending
                                                    1999

Fibrinogen apparatus, method and container          Issued:     Pending
(continuation)                                      2000

Spray gun (design)                                  Issued:          --
                                                    1999

Apparatus and method of preparation of stable,      Issued      Pending
long term thrombin from plasma and thrombin         2001
formed

                                                     U.S.     INTERNATIONAL
PATENT DESCRIPTION                                  STATUS       STATUS
------------------                                  ------    -------------
thereby (Thrombin II)

Apparatus and method of preparation of stable,      Pending          --
long term thrombin from plasma and thrombin
formed thereby (Thrombin III)

Autologous Thrombin (Thrombin III and IV)                --     Pending

Fibrin Apparatus, Method and Container              Pending     Pending

BIOARCHIVE SYSTEM

                                                    U.S.        INTERNATIONAL
PATENT DESCRIPTION                                  STATUS      STATUS
Method and apparatus for cryogenic storage of       Issued:     Pending
thermolabile products                               1997

Method for concentrating white cells from whole     Issued:          --
blood by adding a red cell sedimentation reagent    1998
to whole anticoagulated blood

High concentration of white cells, a method of      Issued:     Pending
agglomeration of the high concentration and a bag   1999
set for use in conjunction therewith

Method and apparatus for cryogenic storage of       Issued:     Pending
thermolabile products (div.)                        1999

Centrifugation bag with yieldable partitions        Issued:     Pending
                                                    2000

Freezing and thawing bag, mold apparatus and        Issued:     Pending
method                                              2000

Method and apparatus for cyrogenic storage of       Pending     Pending
thermolabile products

Freezing and thawing bag, mold, apparatus and       Pending     Pending
method (div)

Method and bag set for concentrating white cells    Pending     Pending
(continuation)

Retrieval cartridge (design)                        Issued:     Issued
                                                    1999        1998

Cryogenic storage of thermolabile products (as      Issued      Pending
amended)                                            2000

Method and apparatus for altering the osmotic            --     Pending
pressure of cryopreserved white stem cells

THERMOLINE PRODUCTS

                                                     U.S.      INTERNATIONAL
PATENT DESCRIPTION                                  STATUS        STATUS
------------------                                  ------     -------------
Rapid cooling through a thin flexible membrane      Issued:               --
                                                    1992

Device for Thawing Frozen Transfusion Material      Issued:               --
and Method Therefore                                1993

(K) FACTORS AFFECTING OPERATING RESULTS

We Have Incurred Net Losses since Our Inception and Expect Losses to Continue. Except for net income of $11,246 for fiscal 1994, we have not been profitable since our inception. For the fiscal year ended June 30, 2001, we had a net loss of $6,153,000, and an accumulated deficit at June 30, 2001, of $44,072,000. The report of independent auditors on our June 30, 2001, financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Although we are executing on our business plan to market launch new products, continuing losses will impair our ability to fully meet our objectives for new product sales and will further impair our ability to meet continuing operating expenses that may result in staff reductions and curtailment of clinical trials currently planned. See Risk Factor entitled " If We Are Unable to Raise Funds Our Growth May Be Adversely Affected" below.

If We Are Unable to Raise Funds Our Growth May Be Adversely Affected. Historically, we have had to seek capital for our growth and operations due to lack of revenues. Based on proceeds of approximately $7.0 million received in our most recent private placement, we believe we will have sufficient working capital for our fiscal year 2002 operations including CryoSeal human clinical trial expenses of $2.5 million. However, if actual sales do not meet expectations, or marketing, production and clinical trial costs increase significantly, we will need additional financing to complete and implement our long-term business objectives. Further, delays in obtaining required governmental clearances for, or additional testing requirements prior to, marketing our new products will result in decreased revenues and increased costs that may require us to seek additional financing. In the event that there is a cash shortage and we are unable to obtain a debt financing, additional equity financing will be required which will have the effect of diluting the ownership of existing stockholders.

We Have Limited Testing Data and Must Complete Further Testing Successfully in Order to Obtain Regulatory Permission to Initiate Human Clinical Trials Required to Market our CryoSeal Fibrin Sealant System. The Company has completed certain in vitro and in vivo testing of its CryoSeal FS System, and further clinical studies are to begin in the near future in Italy, Japan, Canada, and the United States with the CryoSeal FS System. Other in vitro studies have occurred with the BioArchive System and stem cell units processed with the BioArchive products have been transplanted successfully into humans. While these studies provide a basis to achieve regulatory permission to promote these systems for some of the indications that management believes can be achieved, they do not provide a basis to achieve all of the indications. Further clinical studies must be performed. There can be no assurance that the clinical studies can be successfully completed within the Company's expected time frame and budget, or that the Company's products will prove effective in the required clinical trials. If the Company is unable to conclude successfully the clinical trials of its products in development, the Company's business, financial condition and results of operations could be adversely affected.

Our Failure to Develop New Products Will Adversely Effect Our Future Growth. Historically, substantially all of our sales have been from products related to freezing, thawing, and storing of blood plasma. Because we expect this segment of the blood plasma market to have limited growth potential, new products for the biotechnology market will have to be successfully developed and marketed for future growth. We are currently focusing on developing and marketing novel blood processing systems such as the CryoSeal FS System for the automated production of autologous or allogeneic blood components used as a fibrin sealant. Although this product uses technology related to our core competence, it also represents a departure from our former core blood plasma business. Further, although we have had discussions with experts in areas of application for this product, it is still in its development and/or initial market phase. No assurance can be given that potential products can be successfully developed, and if developed, that a market will also develop for them.

If We Fail to Maintain Our Listing, Liquidity of the Company's Stockholders Will Be Adversely Affected. The Nasdaq SmallCap Market on which our common stock is traded has established certain maintenance listing requirements that must be satisfied in order for a company's shares to continue to be listed. Currently, our common stock meets the Nasdaq SmallCap Market maintenance listing requirements. However, if we continue to incur losses, this may affect our ability to meet the net tangible assets of $2 million requirement or minimum Bid Price of $1 per share requirement as set by the Nasdaq SmallCap Market. We cannot assure that we will always be able to meet the Nasdaq SmallCap Market listing in the future. Failure to meet the Nasdaq SmallCap Market listing requirements could result in the delisting of our common stock from the Nasdaq SmallCap Market which may adversely affect the liquidity of our shares.

Our Business is Heavily Regulated, Resulting in Increased Costs of Operations and Delays in Product Sales. Most of our products require FDA approval to sell in the U.S. and will require clearance from comparable agencies to sell our products in foreign countries. These clearances may limit the U.S. or foreign market in which our products may be sold or circumscribe applications for U.S. or foreign markets in which our products may be sold. The majority of our products related to freezing blood components are currently exempt from the requirement to file a 510(k) pre-market application. These products are currently marketed and sold worldwide. Further, our products must be manufactured under principals of our quality system for continued Certificate European (CE) marking that allows our products to be marketed and sold in Europe, which are similar to the quality system regulations of both the FDA and California Department of Health. Failure to comply with those quality system requirements and regulations may subject the Company to delays in production while it corrects any deficiency found by either the FDA, the State of California or the Company's notifying European body during any audit of our quality system. With limited working capital and resources there is no assurance that we will not be found to be out of compliance, resulting in warning letters or, in worst case, temporary shut down of manufacturing while the non-conformances are rectified.

Influence By the Government and Insurance Companies May Adversely Impact Sales of Our Products. Our business may be materially affected by continuing efforts by government, third party payers such as medicare, medicaid, and private health insurance plans, to reduce the costs of healthcare. For example, in certain foreign markets the pricing and profit margins of certain healthcare products are subject to government controls. In addition, increasing emphasis on managed care in the U.S. will continue to place pressure on the pricing of healthcare products. As a result, continuing effort to contain healthcare costs may result in reduced sales or price reductions for our products. To date, we are not aware of any direct impact on our pricing or product sales due to such efforts by governments to contain healthcare costs, and we do not anticipate any immediate impact in the near future.

Our Inability to Protect Our Patents, Trademarks, and Other Proprietary Rights could Adversely Impact Our Competitive Position. We believe that our patents, trademarks, and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our patents, trademarks, and proprietary rights. We currently hold patents for products, and have patents pending for additional products that we market or intend to market. However, our actions to establish and protect our patents, trademarks, and other proprietary rights may be inadequate to prevent imitation of our products by others or to prevent others from claiming violations of theirs trademarks and proprietary rights by us. If our products are challenged as infringing upon patents of other parties, we will be required to modify the design of the product, obtain a license, or litigate the issue, all of which may have an adverse business effect on us.

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

Our New Products Are at Initial Market Introduction, and We Are Not Sure the Market Will Accept Them. The market acceptance of our new products in development will depend upon the medical community and third-party payers accepting the products as clinically useful, reliable, accurate, and cost effective compared to existing and future products or procedures. Market acceptance will also depend on our ability to adequately train technicians on how to use the CryoSeal System and the BioArchive System. Even if our new product systems are clinically adopted, the use may not be recommended by the medical profession or hospitals unless acceptable reimbursement from health care and third party payers is available. Failure of either of these new systems to achieve significant market share could have material adverse effects on our long term business, financial condition, and results of operation.

Failure to Keep Our Senior Management Team May Adversely Affect Our Operations. We are dependent upon the experience and services of Philip H. Coelho, Chairman and Chief Executive Officer, and James H. Godsey, President and Chief Operating Officer. The loss of either person would adversely affect our operations. We have obtained key man life insurance covering Mr. Coelho in the amount of $2,000,000 as some protection against the risk.

Product Liability and Uninsured Risks May Adversely Affect the Continuing Operations. We may be liable if any of our products cause injury, illness, or death. We also may be required to recall certain of our products should they become damaged or if they are defective. We are not aware of any material product liability claim against us. Further, we maintain a general liability policy that includes product liability coverage of $1,000,000 per occurrence and $2,000,000 per year in the aggregate. However, a product liability claim against us could have a material adverse effect on our business or financial condition.

Dependence on Suppliers for Custom Components may Impact the Production Schedule. The Company obtains certain custom components from one supplier. If the supplier raises the price of the component or discontinues production, the Company will have to find another qualified supplier to provide the component. However, any transfer between qualified suppliers may impact the production schedule, thus delaying revenues, and/or cause the price of the key components to increase.

(L) DISTRIBUTION CHANNELS

The Company sells its medical products to blood banks, hospitals and plasma collection companies in over 30 countries including the United States, Australia, Belgium, Canada, CIS Countries (formerly known as the Union of Soviet Socialist Republics), France, Japan, Korea, Sweden, and Vietnam. The following describes briefly our channels of distribution and our marketing strategy. The Company's senior sales executives cover all product lines (BioArchive, CryoSeal, and ThermoLine) in specific geographic regions (North and South America; Europe/Middle East; Asia).

        (i) CRYOSEAL FS SYSTEM

        The Company's strategy for entering each of the key markets for fibrin sealant has traditionally been to align itself with a partner with established distribution channels in the geographically targeted areas for market penetration. Asahi Medical Co. Ltd. was selected for the Japan fibrin sealant market. Having implemented the strategy of having the blood centers serve as micro-manufacturing centers for CryoSeal FS, the Company's distribution strategy for both the U.S. and Europe is that any potential partner should have strengths in the Blood Bank community as well as the hospital operating room.

        (ii) BIOARCHIVE SYSTEM

        The Company markets the BioArchive System either directly or through distributors internationally and directly in the domestic markets through contacts in the cord blood banking field. The Company has established formal relationships with Pall Medical, A Division of Pall Corporation, for the manufacture and distribution of the disposable bag sets that are designed for use with the BioArchive System, and cooperates with Pall Medical on marketing efforts and strategy for all markets excluding Japan. This arrangement was amended in May 1999 to grant the Company the right to distribute the disposable bag sets outside of North America and Europe under the Company's name, and again in May of 2000, to directly market the bag sets in Europe in exchange for an additional royalty fee from Pall Medical and the continued use of Pall Europe's distribution centers. The Company previously licensed the manufacture and distribution of the bag sets in Japan to Nissho Corporation, and also appointed Air Water as its exclusive distributor for service and sales of the BioArchive System in Japan.

        (iii) THERMOLINE FREEZERS AND THAWERS

        The Company has primarily targeted the blood processing industry, which consists of approximately 5,000 hospitals and blood collection centers in the United States and approximately 20,000 hospitals and blood collection centers in the industrial nations outside of the United States. The Company formulates the following marketing strategy for the distribution and sale of its blood plasma freezers and thawers: the United States accounts are serviced either by employees of the Company or a manufacturing representative and internationally by regional manufacturing representatives or distributors. The primary thrust of the Company's marketing efforts focused on hospitals, blood transfusion agencies and plasma collection companies.

(M) LICENSES AND DISTRIBUTION RIGHTS

In June 1995, the Company granted the Japanese distribution rights to its BioArchive System to Air Water, Japan. The Company received $350,000 for the distribution rights and access to the necessary technology. In May of 1999, the Company granted development, manufacturing and distribution (Japan and Asia) rights to Air Water for a downsized version of the BioArchive System. The Company received $300,000 for the technology rights and the rights to manufacture and sell the new "mini" BioArchive System in the non-Japan and non-Asia marketplace.

In June 1996, the Company entered into an exclusive manufacturing license and distribution agreement in Japan for the CryoSeal System (including the TAD technology only when it is integrated into the CP-3 disposable set) with Asahi Medical Co., Ltd., of Japan a division of Asahi Chemical. Asahi Medical is a leading supplier of artificial kidneys, blood purification systems and leukocyte removal systems, with annual revenues of $270 million. Asahi will manufacture the CP-2 or CP-3 disposable bag sets, purchase the CryoSeal System thermodynamic processing device (CS-1) and ST-1 and DT-1 surgical applicators from the Company, and market the CryoSeal System in Japan in return for a license fee, a commitment to purchase a certain volume of the CS-1 devices and related surgical applicators from the Company and a 10% royalty on the sale of the sterile bag set. The Company recognized $400,000 of revenue for the license fee in fiscal year 1996 and more recently, an additional licensing fee was recognized as revenue for amending the original contract to include the ATAK technology. Furthermore, Asahi Medical took a significant equity position in the Company as part of the ATAK licensing agreement.

In March 1997, the Company and NYBC, as licensors, entered into a license agreement with Pall Medical, a subsidiary of Pall Corporation, as Licensees through which Pall Medical became the exclusive world-wide manufacturer (excluding Japan) for a system of sterile, disposable containers developed by the Company and NYBC for the processing of hematpoietic stem cells sourced from PCB. The system is designed to simplify and streamline the harvesting of stem cell rich blood from detached placenta/umbilical cords and the concentration, cryopreservation (freezing) and transfusion of the PCB stem cells while maintaining the highest stem cell population and viability from each PCB donation. These units of PCB stem cells will be "banked" in frozen storage for hematopoietic reconstitution of patients afflicted with such diseases as aplastic anemia, hypoproliferative stem and progenitor cell disorders, leukemia, lymphomas and gaucher disease. In May of 1999, the Company and Pall Medical amended the original agreement, and the Company regained the rights to distribute the bag sets outside North America & Europe under the Company's name, and in May of 2000, the Company negotiated rights to directly market the bag sets in Europe in exchange for an additional royalty fee, while continuing to utilize Pall Europe's distribution centers.

(N) EMPLOYEES

As of June 30, 2001, the Company had 68 full-time employees. The Company also utilizes temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. The Company has a full time human resources manager and considers its employee relations to be good.

FINANCIAL INFORMATION ON FOREIGN SALES AND OPERATIONS

The Company has no foreign manufacturing operations. For fiscal year 2001, foreign sales were approximately $2,603,000, or 45% of net revenues. For fiscal year 2000, foreign sales were approximately $1,618,000, or 38% of net revenues. For fiscal year 1999, foreign sales were approximately $2,475,000, or 48% of net revenues.

ITEM 2. DESCRIPTION OF PROPERTIES

The company leases an approximately 11,000 square foot facility located in Rancho Cordova, California. This facility is used for the manufacturing and assembly of the Company's medical devices. The lease expires in January 2002. The Company is currently negotiating a one year extension on this lease.

The Company leases an approximately 17,400 square foot facility, also located in Rancho Cordova, California, which is used as the main administrative and sales office, and used as the Company's R&D engineering office. This lease expires in December 2001. The Company is currently negotiating a one year extension on this lease.

At fiscal year end, the Company did not own or lease any other facilities, with the exception of short-term warehouse space leased and utilized from time to time. Management intends to lease an additional approximately 2,500 square foot office facility for personnel associated with manufacturing to coincide with the other lease extensions.

Management believes that these facilities will be adequate to handle expected operations through fiscal 2002.

ITEM 3. LEGAL PROCEEDINGS

The Company and its property are not a party to any pending legal proceedings. In the normal course of operations, the Company may have disagreements or disputes with vendors over the quality or conformance of products manufactured for the Company. These disputes are seen by the Company's management as a normal part of business, and there are no pending actions and currently no threatened actions that management believes would have a significant material impact on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended June 30, 2001.

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

Fiscal 2001                  High     Low        Fiscal 2000                High     Low
-----------                 ------   ------      -----------               ------   ------
First Quarter (Sep. 30)     $3.938   $1.563      First Quarter (Sep. 30)   $2.156   $1.125
Second Quarter (Dec. 31)    $3.125   $1.250      Second Quarter (Dec. 31)  $2.750   $1.500
Third Quarter (Mar. 31)     $3.000   $1.500      Third Quarter (Mar. 31)   $4.125   $2.219
Fourth Quarter (June 30)    $3.000   $2.020      Fourth Quarter (June 30)  $2.375   $1.563

The Company has not paid cash dividends on its common stock and does not intend to pay a cash dividend in the foreseeable future. There were approximately 460 stockholders of record on June 30, 2001 (not including street name holders).

ITEM 6. SELECTED FINANCIAL DATA

                               THERMOGENESIS CORP.
                   FIVE-YEAR REVIEW OF SELECTED FINANCIAL DATA

Summary of Operations                        2001             2000            1999            1998             1997
                                          -----------     -----------     ------------     -----------     -----------
Net Revenues                              $ 5,792,000     $ 4,211,000     $  5,108,000     $ 4,482,000     $ 6,614,000

Cost of revenues                           (5,012,000)     (4,246,000)      (4,435,000)     (5,608,000)     (4,327,000)
                                          -----------     -----------     ------------     -----------     -----------

Gross profit (loss)                           780,000         (35,000)         673,000      (1,126,000)      2,287,000
General and administration                 (1,860,000)     (2,092,000)      (2,924,000)     (2,133,000)     (1,370,000)

Selling and service                        (2,029,000)     (2,103,000)      (1,744,000)     (2,369,000)     (2,144,000)

Research and development                   (1,782,000)     (1,624,000)      (2,061,000)     (3,922,000)     (3,618,000)
Interest and other income                     130,000          77,000           81,000          70,000         114,000
Interest and other expense                 (1,110,000)        (41,000)        (123,000)        (70,000)        (75,000)
                                          -----------     -----------     ------------     -----------     -----------

Net loss before cumulative effect
   of accounting change under
   SAB 101                                 (5,871,000)     (5,818,000)      (6,098,000)     (9,550,000)     (4,806,000)
Cumulative effect of accounting change
   under SAB 101                             (282,000)             --               --              --              --
                                          -----------     -----------     ------------     -----------     -----------
Net loss                                  $(6,153,000)    $(5,818,000)    $ (6,098,000)    $(9,550,000)    $(4,806,000)
                                          ===========     ===========     ============     ===========     ===========
Per share data:
Net loss before preferred stock
  dividend or discount and
  cumulative effect of accounting
  change under E1TF 00-27                 $(6,153,000)    $(5,818,000)    $ (6,098,000)    $(9,550,000)    $(4,806,000)
Preferred stock dividend or
  discount                                   (100,000)       (905,000)      (3,907,000)             --              --
Cumulative effect of accounting
  change under E1TF 00-27                    (580,000)             --               --              --              --
                                          -----------     -----------     ------------     -----------     -----------
Net loss to common stockholders           $(6,833,000)    $(6,723,000)    $(10,005,000)    $(9,550,000)    $(4,806,000)
                                          ===========     ===========     ============     ===========     ===========
Basic and diluted net loss per
  share before cumulative effect
  of accounting changes                   $     (0.22)    $     (0.30)    $      (0.52)    $     (0.54)    $     (0.32)
Cumulative effect of accounting
  change under SAB 101                          (0.01)             --               --              --              --
Cumulative effect of accounting
  change under E1TF 00-27                       (0.02)             --               --              --              --
                                          -----------     -----------     ------------     -----------     -----------
Basic and diluted net loss per
  common share                            $     (0.25)    $     (0.30)    $      (0.52)    $     (0.54)    $     (0.32)
                                          ===========     ===========     ============     ===========     ===========
Pro Forma amounts assuming the
  accounting change under SAB 101 is
  applied retroactively:
  Net loss to common
    stockholders                          $(6,551,000)    $(6,299,000)    $(10,255,000)    $(9,588,000)    $(4,613,000)
                                          ===========     ===========     ============     ===========     ===========
Basic and diluted net loss
  per share                               $     (0.24)    $     (0.28)    $      (0.53)    $     (0.54)    $     (0.31)
                                          ===========     ===========     ============     ===========     ===========

Balance Sheet Data               2001           2000           1999           1998           1997
--------------------------    -----------    -----------    -----------    -----------    -----------
Cash and short term
  investments                 $ 5,366,000    $ 2,550,000    $ 2,327,000    $ 1,975,000    $ 3,511,000

Working capital               $ 7,098,000    $ 4,613,000    $ 5,085,000    $ 3,666,000    $ 6,407,000

Total assets                  $ 9,553,000    $ 6,735,000    $ 8,133,000    $ 7,799,000    $10,188,000

Total liabilities             $ 1,621,000    $ 1,043,000    $ 1,413,000    $ 2,226,000    $ 2,163,000

Total shareholders' equity    $ 7,932,000    $ 5,692,000    $ 6,720,000    $ 5,573,000    $ 8,025,000


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS SECTION AND OTHER PARTS OF THIS REPORT ON FORM 10-K WHICH ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE PROJECTED RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT AFFECT ACTUAL RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1 -- BUSINESS - UNDER THE SUBSECTION ENTITLED "FACTORS AFFECTING OPERATING RESULTS", AND OTHER FACTORS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

The following discussion should be read in conjunction with the Company's financial statements contained in this report.

(a) Overview

The Company designs, manufactures and distributes medical devices and companion sterile single use processing disposables that our customers use to harvest or cryopreserve biomaterial products from single units of blood. Initially the Company developed medical devices for ultra rapid freezing and thawing of blood components, which the Company manufactures and distributes to blood banks, hospitals and plasma collection centers. All of the Company's products are medical devices purchased as capital equipment or the related disposables.

The Company has incurred recurring operating losses and has an accumulated deficit of $44,072,000 as of June 30, 2001. The report of independent auditors on the Company's June 30, 2001 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 2002. This plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financing in amounts sufficient to fund further growth, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

The Company made the transition to the calendar year 2000 without "Year 2000" interruptions. The Company did not incur any material costs to be "Year 2000" compliant.

(b) Results of Operations

The Years Ended June 30, 2001 and 2000

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

Revenue Recognition

Effective July 1, 2000, the Company changed its method of accounting for revenue recognition for BioArchive systems and certain licensing agreements in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". Previously, the Company recognized revenue for BioArchive units upon the delivery of the equipment to the customers. The costs of training and installation were accrued in the same period the installation and training was performed and the related training and installation revenue was recognized. Under the new accounting method for BioArchive systems adopted retroactive to July 1, 2000, the Company now recognizes revenue for BioArchive systems upon completion of training and installation of the equipment at the end-user's site. Furthermore, due to business customs in Japan and the Company's interpretation of Japanese law, all significant equipment sales to Japan are recognized upon customer acceptance, which occurs after the completion of training and installation. Previously, the Company recognized revenue for licensing agreements when payment was received and the Company performed all services required under the agreement. Under the new accounting method which was adopted retroactive to July 1, 2000 for licensing agreements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company now defers the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts. The cumulative effect of the change on prior years resulted in an increase in the net loss of $282,000 (net of income taxes of $0), which is included in the net loss before the cumulative effect of a change in accounting principle for the year ended June 30, 2001, and $13,000 has been included in deferred revenue as of June 30, 2001. The $282,000 is comprised of revenues of $664,000 less cost of revenues of $382,000. The effect of the change on the year ended June 30, 2001 was to decrease the net loss before the cumulative effect of the accounting change by $179,000 ($0.01 per share). The $179,000 is comprised of revenues of $272,000 less cost of revenues of $93,000.

New Accounting Pronouncements

On November 16, 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments". EITF 00-27 requires that any beneficial conversion feature associated with a convertible instrument be calculated using the intrinsic value of a conversion option after first allocating the proceeds received to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants). As a result of adopting EITF 00-27, the Company has recorded a one-time, non-cash charge to accumulated deficit of $580,000, for the year ending June 30, 2001, as the cumulative effect of accounting change under EITF 00-27 for the embedded beneficial conversion feature associated with the Series B Preferred Stock financing which occurred in December 1999.

Revenues:

Net revenues increased $1,581,000 or 38% from fiscal 2000 to fiscal 2001. The increase in sales was primarily a result of increases in the sale of BioArchive and ThermoLine (plasma freezers and thawers) products. BioArchive revenues increased $526,000 or 44% over the prior year due to the resources added in fiscal 2000 to accelerate the BioArchive sales process. ThermoLine revenues increased $739,000 or 26% over the prior year. The increase is primarily due to a restructured sales department which includes an experienced field-based sales executive to call on customers in North America and provide sales leadership for the telemarketing sales force. Additionally, freezer sales increased due to increased sales to Europe. Specifically, the distributor to the CIS countries (formerly known as the USSR) accounted for 11% of the freezer sales for this year.

Net revenues decreased from fiscal year 1999 to fiscal year 2000 by $897,000 or 18%. Licensing fees decreased $400,000 and the BioArchive product line revenues decreased by $498,000 from fiscal year 1999 sales as the number of units placed fell from nine to six. The technical and regulatory hurdles within each country that are required to authorize this new medical therapy, prepare the cord blood bank site and obtain the necessary budget allocations are more time consuming and complex than originally estimated by the Company. Thus, customers did not move quickly through the sales pipeline. The Company added more resources during fiscal year 2000 in order to accelerate this process in fiscal year 2001.

Cost of Revenues:

As a percentage of revenues, the Company's cost of revenues decreased from 101% to 87%. The cost of revenues percentage decrease is due to the mix of products sold, the inventory management procedures the Company implemented over the past year and the Company's cost reduction efforts. However, cost of revenues remains higher than expected primarily due to the significant overhead costs associated with building and maintaining an infrastructure that is required to meet FDA regulatory requirements and standards for production of Class II medical devices. The Company has built up the infrastructure for the BioArchive and CryoSeal product lines.

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

General and administrative expenses decreased $232,000 or 11% from fiscal 2000 to fiscal 2001. The decrease is a primarily due to personnel reductions which occurred during the prior fiscal year and the Company has elected not to replace the vacant positions.

General and administrative expenses decreased $832,000 or 28% from fiscal year 1999 to fiscal year 2000. The expense decrease was due to company wide cost cutting measures which were implemented in prior years and continued in fiscal year 2000. Specifically, the decrease was due to personnel reductions and transferring or allocating personnel to other functions, namely sales and marketing and R&D. Additionally, in fiscal year 1999 there were expenses of $328,000 associated with software licensing and executive bonuses. These expenses did not occur in fiscal 2000.

Selling and Service Expenses:

This expense category includes Sales and Marketing, and Field and Customer Service departments.

Selling and Service expenses decreased $74,000 or 4% from fiscal 2000 to fiscal 2001. The decrease was primarily the result of cost control measures focused on travel and the use of outside consultants.

Selling and Service expenses increased $359,000 or 21% from fiscal year 1999 to fiscal year 2000. The increased sales and marketing resources were dedicated to expanding the global sales force for BioArchive Systems from one to three. The additional resources are further expanding the efforts to satisfy the customers' needs for technical support to satisfy scientific and regulatory requirements for establishing cord blood banks in their respective countries, thus accelerating their process through the sales pipeline.

Research and Development Expenses:

Research and Development expenses increased $158,000 or 10% from fiscal 2000 to fiscal 2001. The pre clinical trials for the CryoSeal FS system accounted for approximately $55,000 of the increase. The additional increase is due to the addition of personnel engaged in regulatory and quality system activities.

Research and development expenses were reduced $437,000 or 21% in fiscal year 2000. This decrease was due to a continuing reduction in personnel due to the transfer of the BioArchive and CryoSeal platforms to manufacturing. Even with these reductions, R&D personnel made significant advancements in finalizing the manufacturing transfer of two disposables associated with the CryoSeal platform.

Management believes that product development and refinement is essential to maintaining the Company's market position. Therefore, the Company considers these costs as continuing costs of doing business. No assurances can be given that the products or markets recently developed or under development will be successful.

Interest and Other Expense:

Interest and other expense increased $1,069,000 from fiscal 2000 to fiscal 2001. The increase is due to the debt financing which occurred in December 2000. The amortization of the warrants and the beneficial conversion feature, which are non-cash charges, accounted for $1,013,000 of the interest expense for the year ended June 30, 2001.

Interest and other expense decreased $82,000 from fiscal 1999 to fiscal 2000. The decrease is due to the interest paid and warrants issued on the short-term debt agreement entered into in November 1998. The fair value of the warrants, $70,000 was included in interest expense for fiscal 1999.

(c) Liquidity and Capital Resources

The Company has used significant cash resources for operating activities since its formation in 1987, and more rapidly in the last four fiscal years primarily to develop new products and markets. Based on its fiscal 2002 operating plan, the Company believes it will be able to sustain operations through the end of the fiscal year, with no outside financing. However, the operating plan is dependent on an increase in revenues from the BioArchive and CryoSeal platforms. The Company has undertaken efforts to locate and secure adequate resources to avoid any disruption to the CryoSeal FS human clinical trials or operations due to new product revenue fluctuations. However, there can be no assurance that this funding will be received or that the Company will be able to execute on this plan.

In fiscal 2001, the Company raised net proceeds of $5,139,000 through the private placement of 3,944,047 shares of common stock. Additionally, the Company received $386,000, from the exercise of stock options and warrants. To date, the Company has used the proceeds to pay off $220,000 of short-term debt received in December 2000. Also, the Company used $4,294,000 of cash in operating activities.

The Company generally does not require extensive capital equipment to produce or sell its current products. However, when significant capital equipment is required, the Company purchases from a vendor base. In fiscal 1999, the Company spent $115,000 primarily for test equipment associated with the BioArchive and CryoSeal Systems and to build a clean room to manufacture the BioArchive periscope. In fiscal 2000, the Company spent $145,000 primarily for tooling and molds for the production of the CP-2 and TAD and software licenses to ensure compliance with licensing requirements. In fiscal 2001, the Company spent $235,000 primarily for molds for the production of the TAD and CP-3. Although future capital expenditures may be anticipated, the Company believes that the amounts expended will be consistent with, or lower than fiscal year 2001. The Company has no significant outstanding capital commitments at June 30, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuation are believed to have no impact on the Company's net revenues. The Company has no long-term investments or debt, other than capital lease obligations, and therefore is not subject to interest rate risk. Management does not believe that inflation has had or will have a significant impact on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                         Page
                                                                                        Number
Report of Ernst & Young LLP, Independent Auditors                                         48

Balance Sheets at June 30, 2001 and 2000                                                  49

Statements of Operations for the years ended June 30, 2001, 2000 and 1999                 51

Statements of Shareholders' Equity for the years ended June 30, 2001, 2000 and 1999       52

Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999                 53

Notes to Financial Statements                                                             54

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders THERMOGENESIS CORP.

We have audited the accompanying balance sheets of THERMOGENESIS CORP. as of June 30, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14.(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THERMOGENESIS CORP. at June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that THERMOGENESIS CORP. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and has an accumulated deficit of $44,072,000 as of June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, in 2001 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Also discussed in Note 1, in 2001 the Company changed its method of accounting for convertible securities with beneficial conversion features in accordance with the consensus reached by the Emerging Issues Task Force ("EITF") in issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments."

                                            /s/   ERNST & YOUNG LLP


Sacramento, California
August 24, 2001

                               THERMOGENESIS CORP.
                                 BALANCE SHEETS

                                                                       June 30, 2001         June 30, 2000
                                                                       -------------         -------------
ASSETS

Current Assets:

  Cash and cash equivalents                                              $3,544,000            $  810,000

  Short term investments                                                  1,822,000             1,740,000

  Accounts receivable, net of allowance for doubtful
    accounts of $84,000 ($84,000 at June 30, 2000)                        1,369,000               627,000

  Inventory                                                               1,843,000             2,275,000

  Other current assets                                                       96,000               150,000
                                                                         ----------            ----------

    Total current assets                                                  8,674,000             5,602,000

Equipment at cost less accumulated depreciation of $1,974,000
    ($1,506,000 at June 30, 2000)                                           811,000             1,080,000

Other assets                                                                 68,000                53,000
                                                                         ----------            ----------

                                                                         $9,553,000            $6,735,000
                                                                         ==========            ==========

                             See accompanying notes.

                               THERMOGENESIS CORP.
                           BALANCE SHEETS (CONTINUED)

                                                                 June 30, 2001            June 30, 2000
                                                                 -------------            -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                $    709,000             $    512,000

  Accrued payroll and related expenses                                 182,000                  132,000

  Deferred revenue                                                     233,000                   13,000

  Accrued liabilities                                                  452,000                  332,000
                                                                  ------------             ------------

Total current liabilities                                            1,576,000                  989,000

Long-term portion of capital lease obligations                          45,000                   54,000

Commitments and contingencies

Shareholders' equity:

  Series B convertible preferred stock, $0.001 par
     value, 4,080 shares authorized, no shares issued
     and outstanding (4,040 at June 30, 2000)                               --                       --

  Series A convertible preferred stock, $0.001 par
     value, 1,200,000 shares authorized 158,000 issued
     and outstanding (166,000 at June 30, 2000)
     ($1,185,000 aggregate involuntary liquidation
     value at June 30, 2001)                                                --                       --

  Preferred stock, $.001 par value; 795,920 shares
     authorized; no shares issued and outstanding                           --                       --

  Common stock, $.001 par value; 50,000,000 shares
     authorized: 31,794,769 issued and outstanding
     (24,804,056 at June 30, 2000)                                      32,000                   26,000

  Paid in capital in excess of par                                  52,397,000               43,005,000

  Shareholder note receivable                                         (425,000)                      --

  Accumulated deficit                                              (44,072,000)             (37,339,000)
                                                                  ------------             ------------

Total shareholders' equity                                           7,932,000                5,692,000
                                                                  ------------             ------------

                                                                  $  9,553,000             $  6,735,000
                                                                  ============             ============

                             See accompanying notes.

                               THERMOGENESIS CORP.
                            STATEMENTS OF OPERATIONS

                                                                                 Years ended June 30
                                                            --------------------------------------------------------------
                                                                2001                     2000                     1999
                                                            ------------             ------------             ------------
Revenues:
   Product and other revenues                               $  5,006,000             $  3,696,000             $  4,703,000
   Service revenues                                              786,000                  515,000                  405,000
                                                            ------------             ------------             ------------

      Net revenues                                             5,792,000                4,211,000                5,108,000
                                                            ------------             ------------             ------------
Cost of revenues:
  Costs of product and other revenues                          4,408,000                3,782,000                4,114,000
  Cost of service revenues                                       604,000                  464,000                  321,000
                                                            ------------             ------------             ------------

      Total costs of revenues                                  5,012,000                4,246,000                4,435,000
                                                            ------------             ------------             ------------

Expenses:
  General and administrative                                   1,860,000                2,092,000                2,924,000
  Selling and service                                          2,029,000                2,103,000                1,744,000
  Research and development                                     1,782,000                1,624,000                2,061,000
                                                            ------------             ------------             ------------
      Total expenses                                           5,671,000                5,819,000                6,729,000
                                                            ------------             ------------             ------------
Loss before interest and other                                (4,891,000)              (5,854,000)              (6,056,000)

Interest and other expense                                    (1,110,000)                 (41,000)                (123,000)
Interest and other income                                        130,000                   77,000                   81,000
                                                            ------------             ------------             ------------
      Total interest and other income
        (expense)                                               (980,000)                  36,000                  (42,000)
                                                            ------------             ------------             ------------
Net loss before cumulative effect of
     accounting change under SAB 101                          (5,871,000)              (5,818,000)              (6,098,000)
Cumulative effect of accounting change under
     SAB 101                                                    (282,000)                      --                       --
                                                            ------------             ------------             ------------
Net loss                                                    ($ 6,153,000)            ($ 5,818,000)            ($ 6,098,000)
                                                            ============             ============             ============
Per share data:
Net loss before preferred stock dividend or
     discount and cumulative effect of
     accounting change under EITF 00-27                     ($ 6,153,000)            ($ 5,818,000)            ($ 6,098,000)
Preferred stock dividend or discount                            (100,000)                (905,000)              (3,907,000)
Cumulative effect of accounting change under
     EITF 00-27                                                 (580,000)                      --                       --
                                                            ------------             ------------             ------------

Net loss to common stockholders                             ($ 6,833,000)            ($ 6,723,000)            ($10,005,000)
                                                            ============             ============             ============
Basic and diluted net loss per share before
     cumulative effect of accounting changes                ($      0.22)            ($      0.30)            ($      0.52)
Cumulative effect of accounting change under
     SAB 101                                                       (0.01)                      --                       --
Cumulative effect of accounting change under
     EITF 00-27                                                    (0.02)                      --                       --
                                                            ------------             ------------             ------------

Basic and diluted net loss per common share                 ($      0.25)            ($      0.30)            ($      0.52)
                                                            ============             ============             ============

Shares used in computing per share data                       27,668,523               22,288,912               19,242,310
                                                            ============             ============             ============
Pro forma amounts assuming the accounting change
    under SAB 101 is applied retroactively:
    Net loss to common stockholders                         ($ 6,551,000)            ($ 6,299,000)            ($10,255,000)
                                                            ============             ============             ============
    Basic and diluted net loss per share                    ($      0.24)            ($      0.28)            ($      0.53)
                                                            ============             ============             ============


                             See accompanying notes.

                               THERMOGENESIS CORP.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                   Series A    Series B             Paid in capital                    Shareholder        Total
                                   preferred   preferred   Common      in excess       Accumulated        note        shareholders'
                                     stock       stock     stock         of par          Deficit        receivable       equity
                                   ---------   ---------  -------   ---------------    ------------    -----------    -------------
Balance at June 30, 1998                                  $19,000     $ 26,294,000     $(20,739,000)                  $ 5,574,000
Issuance of 1,750 common shares
    for exercise of options                                    --            4,000               --                         4,000
Issuance of 1,077,540 convertible
    preferred shares in private
    placement                        $ 1,000                   --        6,226,000               --                     6,227,000
Convertible preferred stock
    discount                              --                   --        3,605,000       (3,605,000)                           --
Amortization of options issued
    previously for services               --                   --           56,000               --                        56,000
Issuance of 142,413 common
    shares for services                   --                   --          187,000               --                       187,000
Issuance of 90,000 common stock
    warrants                              --                   --           70,000               --                        70,000
Convertible preferred stock
    accretion                             --                   --          302,000         (302,000)                           --
Issuance of 967,700 common shares
    upon conversion of preferred
    stock                                 --                1,000           (1,000)              --                            --
Issuance of 560,000 common shares         --                1,000          699,000               --                       700,000
Net loss                                  --                   --               --       (6,098,000)                   (6,098,000)
                                     -------      ---     -------     ------------     ------------     ---------     -----------
Balance at June 30, 1999               1,000      $--      21,000       37,442,000      (30,744,000)                    6,720,000

Issuance of 4,040 Series B
    preferred stock                       --       --          --        3,686,000               --                     3,686,000
Issuance of 595,322 shares for
    exercise of options and
    warrants                              --       --       1,000        1,025,000               --                     1,026,000
Convertible preferred stock
    discount                              --       --          --          777,000         (777,000)                           --
Issuance of 21,202 common shares
    for services                          --       --          --           18,000               --                        18,000
Amortization of options issued
    previously for services               --       --          --           60,000               --                        60,000
Issuance of 3,590,000 common
    shares upon conversion of
    Series A preferred stock          (1,000)      --       4,000           (3,000)              --                            --
Net loss                                  --       --          --               --       (5,818,000)                   (5,818,000)
                                     -------      ---     -------     ------------     ------------     ---------     -----------
Balance at June 30, 2000                  --       --      26,000       43,005,000      (37,339,000)                    5,692,000
Issuance of 3,944,047 common
    shares in private placement           --       --       4,000        6,990,000               --                     6,994,000
Issuance of 388,750 shares for
    exercise of options and
    warrants                              --       --          --          811,000               --                       811,000
Shareholder note receivable for
    exercise of options                   --       --          --               --               --     $(425,000)       (425,000)
Cumulative effect of accounting
    change under EITF 00-27               --       --          --          580,000         (580,000)           --              --
Beneficial conversion feature             --       --          --          548,000               --            --         548,000
Issuance of 415,000 common stock
    warrants                              --       --          --          465,000               --            --         465,000
Issuance of 2,617,940 common
    shares upon conversion of
    Series B preferred stock              --       --       2,000           (2,000)              --            --              --
Issuance of 40,000 common shares
    upon conversion of Series A
    preferred stock                       --       --          --               --               --            --              --
Net loss                                  --       --          --               --       (6,153,000)           --      (6,153,000)
                                     -------      ---     -------     ------------     ------------     ---------     -----------
Balance at June 30, 2001             $    --      $--     $32,000     $ 52,397,000     $(44,072,000)    $(425,000)    $ 7,932,000
                                     =======      ===     =======     ============     ============     =========     ===========

                             See accompanying notes.

                               THERMOGENESIS CORP.
                            STATEMENTS OF CASH FLOWS

                                                                                    Years ended June 30
                                                                -----------------------------------------------------------
                                                                    2001                    2000                    1999
                                                                -----------             -----------             -----------
Cash flows from operating activities:
  Net loss                                                      $(6,153,000)            $(5,818,000)            $(6,098,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation and amortization                               485,000                 617,000                 548,000
        Debt discount and beneficial conversion
        feature                                                   1,013,000                      --                      --
        Issuance of common stock for services                            --                  18,000                 257,000
        Amortization of stock options issued for
        services                                                         --                  60,000                  56,000
        Loss on sale of equipment                                    19,000                  25,000                      --
    Net changes in operating assets and liabilities
      Accounts receivable                                          (742,000)                577,000                  77,000
      Inventory                                                     432,000                 442,000                (416,000)
      Other current assets                                           54,000                  72,000                 (42,000)
      Other assets                                                  (15,000)                 98,000                 (34,000)
      Accounts payable                                              197,000                (127,000)               (661,000)
      Accrued payroll and related expenses                           50,000                (104,000)               (110,000)
      Deferred revenue                                              220,000                   9,000                  (2,000)
      Accrued liabilities                                           146,000                (181,000)                (11,000)
                                                                -----------             -----------             -----------
             Net cash used in operating activities               (4,294,000)             (4,312,000)             (6,436,000)
                                                                -----------             -----------             -----------
Cash flows from investing activities:
         Purchases of short-term investments                     (1,822,000)             (1,740,000)                     --
         Sales of short-term investments                          1,740,000                      --                      --
         Capital expenditures                                      (235,000)               (145,000)               (115,000)
                                                                -----------             -----------             -----------
             Net cash used in investing activities                 (317,000)             (1,885,000)               (115,000)
                                                                -----------             -----------             -----------
Cash flows from financing activities:
  Exercise of stock options and warrants                            386,000               1,026,000                   4,000
  Issuance of convertible preferred stock                                --               3,686,000               6,227,000
  Payments on capital lease obligations                             (35,000)                (32,000)                (28,000)
  Proceeds from short-term debt                                   2,075,000                      --                      --
  Payment of short-term debt                                       (220,000)                     --                      --
  Issuance of common stock                                        5,139,000                      --                 700,000
                                                                -----------             -----------             -----------
             Net cash provided by financing activities            7,345,000               4,680,000               6,903,000
                                                                -----------             -----------             -----------
Net increase (decrease) in cash and cash equivalents              2,734,000              (1,517,000)                352,000
Cash and cash equivalents at beginning of year                      810,000               2,327,000               1,975,000
                                                                -----------             -----------             -----------
Cash and cash equivalents at end of year                        $ 3,544,000             $   810,000             $ 2,327,000
                                                                ===========             ===========             ===========

Supplemental cash flow information:
  Cash paid during the year for interest                        $    83,000             $    13,000             $    32,000
                                                                ===========             ===========             ===========

Supplemental non-cash flow information:
  Equipment acquired by capital lease obligations                        --             $    65,000                      --
                                                                ===========             ===========             ===========
  Issuance of shareholder note receivable                       $   425,000                      --                      --
                                                                ===========             ===========             ===========
  Conversion of short-term debt to equity                       $ 1,855,000                      --                      --
                                                                ===========             ===========             ===========


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

Revenue Recognition

Effective July 1, 2000, the Company changed its method of accounting for revenue recognition for BioArchive systems and certain licensing agreements in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". Previously, the Company recognized revenue for BioArchive units upon the delivery of the equipment to the customers. The costs of training and installation were accrued in the same period the installation and training was performed and the related training and installation revenue was recognized. Under the new accounting method for BioArchive systems adopted retroactive to July 1, 2000, the Company now recognizes revenue for BioArchive systems upon completion of training and installation of the equipment at the end-user's site. Furthermore, due to business customs in Japan and the Company's interpretation of Japanese law, all significant equipment sales to Japan are recognized upon customer acceptance, which occurs after the completion of training and installation. Previously, the Company recognized revenue for licensing agreements when payment was received and the Company performed all services required under the agreement. Under the new accounting method which was adopted retroactive to July 1, 2000 for licensing agreements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company now defers the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts. The cumulative effect of the change on prior years resulted in an increase in the net loss of $282,000 (net of income taxes of $0), which is included in the net loss before the cumulative effect of a change in accounting principle for the year ended June 30, 2001, and $13,000 has been included in deferred revenue as of June 30, 2001. The $282,000 is comprised of revenues of $664,000 less cost of revenues of $382,000. The effect of the change on the year ended June 30, 2001 was to decrease the net loss before the cumulative effect of the accounting change by $179,000 ($0.01 per share). The $179,000 is comprised of revenues of $272,000 less cost of revenues of $93,000.

For the year ended June 30, 2001, the Company recognized $526,000 in revenue that was included in the cumulative effect adjustment as of July 1, 2000. The effect of that revenue in the year ended June 30, 2001 was to reduce the net loss by $269,000 (after reduction for income taxes of $0).

Revenues from the sale of the Company's CryoSeal and ThermoLine products are recognized upon transfer of title. The Company ships all products F.O.B. shipping point at its office. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. The Company's foreign sales are generally through distributors. There is no right of return provided for distributors. Service revenue is generated from contracts for providing maintenance of equipment. Service revenue is recognized at the time the service is completed.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The Company has incurred recurring operating losses and has an accumulated deficit of $44,072,000 as of June 30, 2001. The report of independent auditors on the Company's June 30, 2001 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 2002. This plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financing in amounts sufficient to fund further growth, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Equipment

Depreciation is computed under the straight-line method over the useful lives of two to ten years.

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

Income Taxes

The liability method is used for accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse. The Company used the flow-through method to account for income tax credits.

Net Loss per Share

Net loss per share is computed by dividing the net loss to common shareholders by the weighted average number of common shares outstanding. Common stock equivalents have not been included because the effect would be anti-dilutive.

Reclassifications

Certain amounts in the prior year's financial statements have been reclassified to conform with the 2001 presentations.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

On November 16, 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments". EITF 00-27 requires that any beneficial conversion feature associated with a convertible instrument be calculated using the intrinsic value of a conversion option after first allocating the proceeds received to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants). As a result of adopting EITF 00-27, the Company has recorded a one-time, non-cash charge to accumulated deficit of $580,000, for the year ending June 30, 2001, as the cumulative effect of accounting change under EITF 00-27 for the embedded beneficial conversion feature associated with the Series B Preferred Stock financing which occurred in December 1999.

In June, 2001, the FASB issued Statements of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We do not anticipate the adoption of SFAS No. 141 or SFAS No. 142 will have a significant impact on the financial position or results of operations of the Company.

2. INVENTORY

Inventory consisted of the following at June 30:

                              2001                  2000
                           ----------            ----------
Raw materials              $  929,000            $1,051,000
Work in process               238,000               295,000
Finished goods                676,000               929,000
                           ----------            ----------
                           $1,843,000            $2,275,000
                           ==========            ==========

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. EQUIPMENT

Equipment consisted of the following at June 30:

                                                                        2001                    2000
                                                                     -----------             -----------
                          Office equipment                           $   371,000             $   361,000
                          Computer and purchased software                800,000                 776,000
                          Machinery and equipment                      1,319,000               1,154,000
                          Leasehold improvements                         295,000                 295,000
                                                                     -----------             -----------
                                                                       2,785,000               2,586,000

Less accumulated depreciation and amortization                        (1,974,000)             (1,506,000)
                                                                     -----------             -----------

                                                                     $   811,000             $ 1,080,000
                                                                     ===========             ===========

4. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30:

                                       2001                2000
                                     --------            --------
Accrued warranty reserves            $207,000            $173,000
Customer deposits                      98,000              45,000
Capital lease obligations              11,000              37,000
Other accrued liabilities             136,000              77,000
                                     --------            --------

                                     $452,000            $332,000
                                     ========            ========

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its manufacturing and corporate facilities and certain equipment pursuant to operating leases. The annual future cash obligations under these leases are as follows:

2002             $154,000
2003               17,000
2004                8,000
                 --------
Total            $179,000
                 ========

Rent expense was $300,000, $297,000 and $310,000 for the years ended June 30, 2001, 2000 and 1999.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital Leases

The Company leases certain equipment under capital leases. The following amounts are included in equipment as assets under these capital leases as of June 30:

                                             2001                2000
                                           --------            --------
Cost                                       $108,000            $199,000
Less:  accumulated amortization              53,000             112,000
                                           --------            --------

Net assets under capital leases            $ 55,000            $ 87,000
                                           ========            ========

The future minimum lease payments under capital leases are as follows:

Year ending June 30:
                                   2002            $ 23,000
                                   2003              22,000
                                   2004              22,000
                                   2005              17,000
                                                   --------

Total minimum lease payments                         84,000

Less:  amount representing interest                 (28,000)
                                                   --------

Present value of minimum lease payments              56,000

Less:  current portion                              (11,000)
                                                   --------

Long term portion                                  $ 45,000
                                                   ========

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

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. SHAREHOLDERS' EQUITY

Series B Convertible Preferred Stock

On December 22, 1999, and January 4, 2000 the Company completed a private placement of 4,040 shares of Series B Convertible Preferred Stock ("Series B") raising an aggregate of $4,040,000, before direct expenses. The purchasers and the placement agent of the Series B also received five-year warrants representing the right to acquire 444,562 common shares and 40,000 common shares respectively, at an exercise price of $2.72628. There were no warrants exercised as of June 30, 2001. All of the Series B shares were converted into common shares by June 30, 2001. The significant features of the Series B were as follows:

        Dividends -- Dividends at the rate of $60 per annum per share of Series B are payable in cash or, at the Company's option, may be added to the value of the Series B subject to conversion and to the $1,000 per share liquidation preference. No dividends were declared as of June 30, 2001. The accumulated amount of the dividend, $99,742 and $128,000 was included in the preferred stock dividend for calculating net loss per share for the years ended June 30, 2001 and 2000, respectively.

        Conversion Rights -- The Series B contained a provision which allowed conversion into common shares based on a fixed conversion price of $1.6425 which represents the average market price of the Company's common stock for the ten days prior to the initial reset date of June 22, 2000. Thereafter, the conversion price is adjusted every six months to the lesser of (a) 130% of the fixed conversion price of $2.2719, or
        (b) 90% of the average market price for the ten days prior to such adjustment date. The value assigned to the Beneficial Conversion Feature ("BCF"), determined using 90% of the average market price for the ten days prior to the date the Series B was sold, compared to the quoted market price of the Company's common stock on the date the Series B was sold, amounted to $777,000. The preferred stock discount for the year ended June 30, 2000 includes $777,000 of amortization. As described in
        Note 1, the Company recorded $580,000 in additional BCF upon the adoption of EITF 00-27 in fiscal year 2001. As of June 30, 2001, all of the Series B have been converted into shares of common stock.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. SHAREHOLDER'S EQUITY (CONTINUED)

Series A Convertible Preferred Stock

In January 1999, the Company completed a private placement of 1,077,540 shares of Series A Convertible Preferred Stock ("Series A"), raising $6,227,000, net of commissions and direct expenses. Commissions of 7% of the gross proceeds and warrants to purchase 200,000 shares of common stock at $1.70 per share were issued to the placement agent. The significant features of the Series A are as follows:

        Voting Rights -- the holders of shares of Series A are entitled to voting rights equal to the number of shares of common stock to be issued upon conversion of the Series A.

        Liquidation Preferences -- In the event of liquidation or dissolution of the Company, the Series A stockholders are entitled to priority over common stockholders with respect to distribution of Company assets or payments to stockholders. The liquidation preference is equal to $6.25 per share compounded annually at 8% per share per year.

        Redemption -- When issued, the Series A contained redemption rights which allowed the Series A to be redeemable upon the request of any holder at any time following the fifth anniversary of the date of issuance. The redemption price shall be the liquidation preference as stated above. However, on July 30, 1999, the common stockholders voted to remove the redemption rights associated with the Series A. Removal of the redemption rights allows the Series A to be included as Stockholders' Equity. The excess of he Series A's redemption price over its carrying value was accreted by periodic charges to accumulated deficit from the date of issuance through July 30, 1999.

        Conversion Rights -- Holders of the Series A have the right to convert the Series A at the option of the holder, at any time, into shares of common stock of the Company at the conversion rate of one preferred share for five shares of common stock. The conversion rate is subject to adjustment for changes in the company's capital structure, which would otherwise have a dilutive effect on the conversion rate. The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's common stock on the date the Series A was sold, amounted to $3,605,000, which represents a discount to the value of the Series A. As of June 30, 200l, 919,540 shares of Series A have been converted.

        Automatic Conversion -- At the option of the Company, each share of Series A may be converted into shares of common stock at the conversion rate of 1:5 provided that the shares of the company's common stock trade at an average price equal to or greater than $5 per share for 30 consecutive trading days.

        Dividends -- The holder of Series A shall be entitled to receive dividends at the same rate and at the same time as any dividends declared on the Company's common stock.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. SHAREHOLDER'S EQUITY (CONTINUED)

Common Stock

The Company completed a private financing on April 27, 2001, in which it received $6,994,000 net of expenses. The proceeds from the offering were received from the sale of 3,944,047 shares of common stock at $1.80 per share and the issuance of five year warrants to the purchasers representing the right to acquire an additional 788,809 shares of common stock in the aggregate, at an exercise price of $2.88 per share. The warrants vest immediately. There were no warrants exercised as of June 30, 2001. Of the $7,099,000 financed, $420,000 was received from members of the Company's board of directors or officers.

As of June 30, 2001, the Company had 7,023,426 shares of common stock reserved for future issuance.

Warrants

In December 2000, the Company completed a debt financing for a total of $2,075,000. The debt matured on September 19, 2001 or on the fifth day following an equity or debt financing of at least $1,000,000, which ever occurred first. The interest rate is 10% per annum. Of the $2,075,000 financed, $560,000 was received from members of the Company's board of directors or officers. The Company used the proceeds from the April 2001 private financing to pay off the debt financing. The holders of the debt received warrants representing the right to acquire 415,000 shares of common stock for an exercise price of $1.625. The warrants vest immediately and expire in December 2005. There were no warrants exercised as of June 30, 2001. The fair value assigned to the warrants, as determined using the Black-Scholes model, amounted to $465,000, which represents a discount to the short-term debt. The discount is included in interest expense for the year ending June 30, 2001. Additionally, a contingent beneficial conversion feature of $548,000 associated with the holders right to participate in a future equity offering has been calculated at the date of issue. The contingency was resolved upon completion of the private financing in April 2001 and the $548,000 has been included in interest expense for the year ending June 30, 2001.

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

As part of the placement agent's compensation in a 1997 private financing, warrants to purchase 258,100 shares of common stock at an exercise price of $3.00 were issued. The warrants were fully vested upon issuance. The warrants expire in December 2002. No warrants have been exercised as of June 30, 2001.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. SHAREHOLDER'S EQUITY (CONTINUED)

Warrants (Continued)

In conjunction with a private placement in November 1996, seven-year warrants were issued, representing the right to acquire 1,478,001 shares of common stock at an exercise price of $2.94 per share. The warrants were fully vested upon issuance and expire in November 2003. No warrants have been exercised as of June 30, 2001.

In conjunction with a private placement in 1997, warrants to purchase 278,100 shares of common stock at an exercise price of $3.00 were issued. The warrants were fully vested upon issuance. There were 84,000 warrants exercised in fiscal 2001. The remaining warrants expired in December 2000.

Stock Options

The Amended 1994 Stock Option Plan ("1994 Plan") permits the grant of stock or options to employees, directors and consultants. A total of 1,450,000 shares were approved by the stockholders for issuance under the 1994 Plan. Options are granted at prices which are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest ratably over a five-year period, unless otherwise determined by the Board of Directors.

The Amended 1998 Stock Option Plan ("1998 Plan") permits the grant of stock or options to employees, directors and consultants. A total of 798,000 shares were approved by the stockholders for issuance under the 1998 Plan. An additional 1,000,000 shares were approved by the stockholders in December 1999. Options are granted at prices which are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest ratably over a three-year period, unless otherwise determined by the Board of Directors.

On July 31, 1996 and May 29, 1996, the Company issued options to purchase 200,000 and 100,000 shares, respectively, of the company's common stock for consulting services. The exercise price is equal to the fair market value as determined by the closing bid price for the Company's common stock on the date of grant. The Company has recorded stock compensation expense recognizing the estimated fair value of the options of $60,000 and $56,000 for the years ended June 30, 2000 and 1999, respectively.

The Company has also issued options to directors and employees as compensation for services. These options vest and are exercisable over a variety of periods as determined by the Company's Compensation Committee of the Board of Directors.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. SHAREHOLDER'S EQUITY (CONTINUED)

Stock Options (Continued)

A summary of stock option activity for the three years ended June 30, 2001 follows:

                                         Number of        Weighted-Average
                                          Options          Exercise Price
                                        Outstanding          per Share
                                        -----------       ----------------
Balance at June 30, 1998                 1,975,332             $2.71
Options granted                            178,500             $2.30
Options canceled                          (530,332)            $2.41
Options exercised                           (1,750)            $2.08
                                        ----------
Balance at June 30, 1999                 1,621,750             $2.76
                                        ==========             =====
Exercisable at June 30, 1999             1,281,692             $2.75
                                        ==========             =====

Options granted                            938,745             $1.34
Options canceled                          (247,416)            $2.09
Options exercised                         (380,584)            $1.85
                                        ----------
Balance at June 30, 2000                 1,932,495             $2.33
                                        ==========             =====
Exercisable at June 30, 2000             1,513,895             $2.50
                                        ==========             =====

Options granted                            997,040             $1.90
Options canceled                          (515,500)            $3.20
Options exercised                         (304,750)            $1.82
                                        ----------
Balance at June 30, 2001                 2,109,285             $1.98
                                        ==========             =====
Exercisable at June 30, 2001             1,373,407             $2.04
                                        ==========             =====

The following table summarizes information about stock options outstanding at June 30, 2001:

                                         Weighted-Average           Weighted-                                  Weighted-
                                            Remaining                Average                                    Average
   Range of               Number           Contractual              Exercise             Number                Exercise
Exercise Prices        Outstanding             Life                   Price            Exercisable               Price
---------------        -----------       ----------------           ----------         -----------             ----------
$1.13 - $1.50              417,500            1.10 years            $     1.13              413,167            $     1.13
$1.72 - $2.31            1,233,785            2.16 years            $     1.91              521,895            $     1.95
$2.38 - $3.31              458,000            0.57 years            $     2.99              438,345            $     3.01
                         ---------                                                        ---------

Total                    2,109,285            1.60 years            $     1.99            1,373,407            $     2.04
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

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. SHAREHOLDERS' EQUITY (CONTINUED)

Stock Options (Continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see below) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The Company's pro forma information is as follows for the years ended June 30:

                                    2001                      2000                      1999
                                -----------               -----------               -----------
Net Loss
  As reported                   $(6,153,000)              $(5,818,000)              $(6,089,000)
  Pro Forma                     $(7,006,000)              $(6,542,000)              $(6,594,000)

Net loss per share
  As reported                   $     (0.23)              $     (0.30)              $     (0.52)
  Pro Forma                     $     (0.25)              $     (0.34)              $     (0.55)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: Expected volatility of 1.08%; an expected life of 2.2 years; a risk-free interest rate of 4.38% and no expected dividends. The weighted average grant date fair value of options granted during the years ended June 30, 2001, 2000 and 1999 was $1.13, $0.88 and $1.70, respectively.

7. SHAREHOLDER NOTE RECEIVABLE

In October 2000, the Company entered into a note receivable with the Company's Chief Executive Officer and Chairman of the Board for $425,000. The principal amount of the note represents the amount due to the Company for the exercise of options for 200,000 shares of common stock at an exercise price of $2.13. The note is full recourse, bears interest at 6.3% and is due October 31, 2001.

8. MAJOR CUSTOMERS AND FOREIGN SALES

During the fiscal year ended June 30, 2001, revenues from a significant customer totaled $1,285,000 or 22% of net revenues. During the fiscal year ended June 30, 2000, revenues from a significant customer totaled $1,089,000 or 26% of net revenues. During the fiscal year ended June 30, 1999, revenues from a significant customer totaled $525,000 or 10% of net revenues.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. MAJOR CUSTOMERS AND FOREIGN SALES (CONTINUED)

The Company had sales to customers outside the United States as follows for the years ended June 30:

                       2001                  2000                  1999
                    ----------            ----------            ----------
Europe              $  981,000            $  820,000            $1,114,000

Asia                 1,511,000               590,000             1,178,000

Other                  111,000               208,000               183,000
                    ----------            ----------            ----------

                    $2,603,000            $1,618,000            $2,475,000
                    ==========            ==========            ==========

9. INCOME TAXES

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate of 34% to income tax expense is as follows for the years ended June 30:

                                                     2001                    2000                    1999
                                                  -----------             -----------             -----------
Statutory federal income tax benefit              $(1,996,000)            $(1,971,000)            $(2,074,000)
Net operating loss with no tax benefit              1,996,000               1,971,000               2,074,000
                                                  -----------             -----------             -----------

         Total federal income tax
                                                  $        --             $        --             $        --
                                                  ===========             ===========             ===========

At June 30, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $37,051,000 and $9,488,000 respectively, that are available to offset future income. The federal and state loss carryforwards expire in various years between 2002 and 2021, and 2002 and 2011, respectively.

At June 30, 2001, the Company has research and experimentation credit carryforwards of approximately $308,000 for federal tax purposes that expire in various years between 2002 and 2021, and $191,000 for state income tax purposes that do not have an expiration date.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                       June 30, 2001            June 30, 2000
                                                       -------------            -------------
Deferred tax assets:
             Net operating loss carryfowards            $ 13,161,000             $ 11,268,000
             Income tax credits                              434,000                  413,000
             Capitalized research costs                      403,000                  412,000
             Other                                           573,000                  266,000
                                                        ------------             ------------

Total deferred taxes                                      14,571,000               12,359,000
Valuation allowance                                      (14,571,000)             (12,359,000)
                                                        ------------             ------------

Net deferred taxes
                                                        $         --             $         --
                                                        ============             ============

The valuation allowance increased by approximately $2.2 million, $2.1 million, and $2.6 million in 2001, 2000 and 1999, respectively. Approximately $226,000 of the valuation allowance is related to the benefits of stock option deductions, which will be credited to paid-in capital when realized.

Because of the "change of ownership" provisions of the Tax Reform Act of 1986, a portion of the Company's federal net operating loss and credit carryovers may be subject to an annual limitation regarding their utilization against taxable income in future periods.

10. EMPLOYEE RETIREMENT PLAN

The Company sponsors an Employee Retirement Plan, generally available to all employees, in accordance with Section 401 (k) of the Internal Revenue Code. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees' contributions. No Company contributions have been made to the Plan as of June 30, 2001.

11. UNAUDITED QUARTERLY FINANCIAL DATA

Based on the guidance provided by the SEC in SAB No. 101, the Company determined that it was preferable to recognize revenue on BioArchive systems only when training and installation are complete and to recognize revenue on up-front fees associated with certain licensing agreements on a straight line method over the respective term of the agreements (Note 1). The Company's previous revenue recognition policy was to recognize revenue for BioArchive systems upon delivery of equipment and licensing fees when paid and the services were performed. The Company recorded a non-cash increase in its net loss of $282,000 (after reduction for income taxes of $0), or $0.01 per share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. The Company's revenue recognition policies are disclosed in Note 1.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11. UNAUDITED QUARTERLY FINANCIAL DATA (CONTINUED)

The Company has included the following information below to demonstrate the effect on the quarters ended September 30, 2000, December 31, 2000 and March 31, 2001 as if the provisions of SAB 101 had been applied as of the beginning of fiscal year 2001:

                                                    First Quarter Ended                          Second Quarter Ended
                                                     September 30, 2000                            December 31, 2000
                                            -----------------------------------           -----------------------------------
                                                 As                                            As
                                             Previously                 As                 Previously                 As
                                              Reported               Restated               Reported               Restated
                                            ------------           ------------           ------------           ------------
Net revenues                                $    801,000           $    864,000           $  1,729,000           $  1,597,000
Gross margin                                    (125,000)               (51,000)               304,000                375,000
Net loss before cumulative of
    accounting change under SAB 101           (1,423,000)            (1,349,000)          $ (1,110,000)            (1,039,000)
Cumulative effect of accounting
    change under SAB 101                              --               (282,000)                    --                     --
                                            ------------           ------------           ------------           ------------
Net loss                                    $ (1,423,000)          $ (1,631,000)          $ (1,110,000)          $ (1,039,000)
                                            ============           ============           ============           ============
Per  share data:
Net loss before preferred stock
    dividend and cumulative effect
    of accounting change under
    EITF 00-27                              $ (1,423,000)          $ (1,631,000)          $ (1,110,000)          $ (1,039,000)
Preferred stock dividend                         (50,000)               (50,000)               (23,000)               (23,000)
Cumulative effect of accounting
    change under EITF 00-27                           --                     --               (580,000)              (580,000)
                                            ------------           ------------           ------------           ------------
Net loss to common stockholders             $ (1,473,000)          $ (1,681,000)          $ (1,713,000)          $ (1,642,000)
                                            ============           ============           ============           ============
Basic and diluted net loss per
    share before cumulative effect
    of accounting changes                   $      (0.06)          $      (0.06)          $      (0.04)          $      (0.04)
Cumulative effect of accounting
    change under SAB 101                              --                  (0.01)                    --                     --
Cumulative effect of accounting
    change under EITF 00-27                           --                     --                  (0.02)                 (0.02)
                                            ------------           ------------           ------------           ------------
Basic and diluted net loss per
    common share                            $      (0.06)          $      (0.07)          $      (0.06)          $      (0.06)
                                            ============           ============           ============           ============
Shares used in computing per
    share data                                25,448,760             25,448,760             26,588,866             26,588,866
                                            ============           ============           ============           ============

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11. UNAUDITED QUARTERLY FINANCIAL DATA (CONTINUED)

                                                      Third Quarter Ended
                                                         March 31, 2001
                                              -------------------------------------
                                                  As
                                              Previously                    As             Fourth Quarter Ended
                                               Reported                  Restated              June 30, 2001
                                              ------------             ------------        --------------------
Net revenues                                  $  2,033,000             $  1,703,000             $  1,628,000
Gross Margin                                       327,000                  256,000                  200,000
Net loss before cumulative effect
    of accounting change under SAB 101          (1,278,000)              (1,349,000)              (2,134,000)
Cumulative effect of accounting
    change under SAB 101                                --                       --                       --
                                              ------------             ------------             ------------
Net loss                                      $ (1,278,000)            $ (1,349,000)            $ (2,134,000)
                                              ============             ============             ============
Per share data:
Net loss before preferred stock
    dividend and cumulative effect
    of accounting change under
    EITF 00-27                                $ (1,278,000)            $ (1,349,000)            $ (2,134,000)
Preferred stock dividend                           (19,000)                 (19,000)                  (8,000)
Cumulative effect of accounting
    change under EIFT 00-27                             --                       --                       --
                                              ------------             ------------             ------------
Net loss to common stockholders               $ (1,297,000)            $ (1,368,000)            $ (2,142,000)
                                              ============             ============             ============
Basic and diluted net loss per
    share before cumulative effect
    of accounting changes                     $      (0.05)            $      (0.05)            $      (0.07)
Cumulative effect of accounting
    change under SAB 101                                --                       --                       --
Cumulative effect of accounting
    change under EITF 00-27                             --                       --                       --
                                              ------------             ------------             ------------
Basic and diluted net loss per
    common share                              $      (0.05)            $      (0.05)            $      (0.07)
                                              ============             ============             ============
Shares used in computing per
    share data                                  27,128,028               27,128,028               31,505,471
                                              ============             ============             ============

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11. UNAUDITED QUARTERLY FINANCIAL DATA (CONTINUED)

                                    First Quarter             Second Quarter            Third Quarter          Fourth Quarter
                                        Ended                     Ended                    Ended                   Ended
                                  September 30, 1999         December 31, 1999          March 31, 2000         June 30, 2000
                                  -------------------     ----------------------     ------------------     -------------------
Net revenues                                 $999,000                $1,313,000               $945,000                $954,000
Gross Margin                                 (252,000)                   47,000                 42,000                 128,000
Net loss                                  ($1,752,000)              ($1,380,000)           ($1,179,000)            ($1,507,000)
                                  ====================    ======================     ==================     ===================
Per share data:
Net loss                                  ($1,752,000)              ($1,380,000)           ($1,179,000)            ($1,507,000)
Preferred stock discounts
  and dividends                                    --                  (313,000)              (245,000)               (347,000)
                                  --------------------    ----------------------     ------------------     -------------------
Net loss to common
  stockholders                            ($1,752,000)              ($1,693,000)           ($1,424,000)            ($1,854,000)
                                  ====================    ======================     ==================     ===================
Basic and diluted net
  loss per common share                        ($0.08)                   ($0.08)                ($0.06)                 ($0.07)
                                  ====================    ======================     ==================     ===================
Shares used in computing
  per share data                            20,804,942                21,036,929             22,522,703              24,791,075
                                  ====================    ======================     ==================     ===================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      NAME                   AGE        SINCE           POSITION WITH THE COMPANY
      ----                   ---        -----           -------------------------
Philip H. Coelho             57          1986     Chief Executive Office and Chairman
                                                  of the Board

James Godsey, Ph.D.          50          1997     President and Chief Operating
                                                  Officer, Director

Patrick McEnany              54          1997     Director

Hubert Huckel, M.D.          70          1997     Director

David Howell                 56          1999     Director

Spencer Browne               50          2000     Director

Sam Acosta                   58          1997     V.P. Manufacturing Operations

Renee Ruecker                37          1998     V.P. Finance/Accounting

Dan Segal                    46          2000     V.P. Sales/Marketing

KEY EMPLOYEE

Michelle Badal               41          2000     Director of Regulatory Affairs and
                                                  Quality System

(a) CORPORATE DIRECTORS

The following is the business background for the Directors of the Company.

PHILIP H. COELHO was named President of the Company on September 1989, and currently serves as Chief Executive Officer and Chairman of the Board. From October 1986 to September 1989, Mr. Coelho was Vice President and Director of Research, Development and Manufacturing. Mr. Coelho was President of Castleton, Inc. from October 1983 until October 1986. Castleton developed and previously licensed the Insta Cool Technology to the Company. Mr. Coelho has a Bachelor of Science degree in Mechanical Engineering from the University of California, Davis, and is the inventor or co-inventor on the majority of the Company's patents.

JAMES H. GODSEY, PH.D. joined the Company as its President and Chief Operating Officer in November 1997 and was appointed to the Board in 1998. Previously, Dr. Godsey was with Dade MicroScan, a division of DADE BEHRING INC., where he was Vice President of Planning and Technology Integration, responsible for technology assessment activities, including the evaluation and acquisition of other medical device companies and medical device products. Dr. Godsey also served as Product Line General Manager of Dade MicroScan Inc. and Bartels Diagnostics Inc. from August 1993 to June 1995, overseeing annual product sales of $150 million and served as Vice President of Research & Development from February 1987 to August 1993. Dr. Godsey received his Doctorate in Bacterial Physiology from St. John's University in New York, a Masters of Science in Bacterial Physiology from the University of Missouri, and a Bachelor of Science from Southeast Missouri State University.

PATRICK MCENANY rejoined the Board of Directors in 1997. From 1991 to April of 1997 Mr. McEnany was Chairman and President of Royce Laboratories. In April 1997, Royce Laboratories merged with and became a subsidiary of Watson Pharmaceuticals, Inc. From 1973 to 1985, Mr. McEnany was the President, Chief Executive Officer and Chief Financial Officer of Zenex Synthetic Lubricants, Inc. ("Zenex"), a company engaged in the distribution of synthetic lubricants. In February 1985, Zenex merged with Home Intensive Care, Inc. ("HIC"), a provider of home infusion therapy services and Mr. McEnany continued to serve as a director and chairman of the audit committee until HIC was acquired by WR Grace & Co. in 1993. From December 1984 through the present, Mr. McEnany also served as the President of Equisource Capital, Inc., a consulting company in the areas of corporate finance and investment banking. He also served as Vice Chairman and director of the National Association of Pharmaceutical Manufacturers. Beginning in June 2000, Mr. McEnany also serves on the Board of Directors of Medwaste, Inc., (Nasdaq OTCBB), holding company engaged in the management of medical waste management services, and serves on the Board of Directors of the Jackson Memorial Hospital Foundation, located in Miami, Florida. Mr. McEnany was formerly a director of the Company from 1985 through 1991.

HUBERT E. HUCKEL, M.D. joined the Board of Directors in 1997 and also currently serves as a member of the Board of Directors of Titan Pharmaceuticals, Inc., Gynetics Inc. & The Work Group. In 1964, Dr. Huckel joined Hoechst A.G., a Frankfurt, Germany based chemical-pharmaceutical company ranking in the top 5 of such companies world wide. Dr. Huckel moved to Hoechst U.S. subsidiaries in 1966 where he held various operations and executive management positions, advancing to Chairman of Hoechst Roussel Pharmaceutical, Inc., president of the Life Sciences Group, and member of the Executive Committee at Hoechst Celanese Corp., a Fortune 100 company. Dr. Huckel earned his medical degree from the University of Vienna, Austria, in 1956.

DAVID HOWELL joined the Board of Directors in 1999 and is currently a General Partner of Howell Resource Partners, a privately owned Connecticut Partnership which invests in privately owned companies and real estate projects. Mr. Howell has previously served as CEO or COO of several privately owned companies, including Controlonics Corporation in Westford, Massachusetts (1981 through
1985), and The Straus Adler Company in New Haven, Connecticut (President 1988-1991; Chairman 1991-1996). Mr. Howell also previously served as a member of the Board of Directors of Callaway Golf Company in Carlsbad California prior to its public offering in 1992.

SPENCER BROWNE is a principle of Strategic Asset Management, LLC, a privately-held investment and management consulting firm that he co-founded in 1996. Mr. Browne has served as a Director of Annaly Mortgage Management, a New York Stock Exchange traded company, since 1997. Mr. Browne has held various executive and management positions with several publicly traded companies engaged in businesses related to the residential and commercial mortgage loan industry. From August 1993 until September 1996, Mr. Browne served as President, Chief Executive Officer and a director of Asset Investors Corporation (AIC), a New York Stock Exchange traded company he co-founded in 1986. He also served as President, Chief Executive Officer and a director of Commercial Assets, Inc., an American Stock Exchange traded company affiliated with AIC, from its formation in October 1993 until September 1996. In addition, from June 1990 until March 1996, Mr. Browne served as President and a director of M.D.C. Holdings, Inc., a New York Stock Exchange traded company and the parent company of a major homebuilder in Colorado.

(b) CORPORATE OFFICERS

The following table sets fourth certain information with respect to executive officers of the Company. There is no family relationship between any of the officers and directors.

SAM ACOSTA joined the Company in December 1997 as V.P. Manufacturing Operations. Prior to joining the Company, Mr. Acosta was V.P. of Manufacturing at Dade International, MicroScan, formerly Baxter Diagnostics. Mr. Acosta was responsible for manufacturing engineering, materials management and distributions and quality control. Mr. Acosta received his Bachelor of Arts Degree in Business Administration from California State University Sacramento.

RENEE RUECKER joined the Company in August 1997 as Director of Finance. Ms. Ruecker assumed the position of V.P. Finance/Accounting in August 1998. Prior to joining the Company, Ms. Ruecker was a manager in the Audit and Business Advisory Department at Price Waterhouse LLP. Ms. Ruecker received her Bachelor of Science Degree in Business Administration from the California Polytechnic State University in San Luis Obispo, and she is a certified public accountant.

DAN SEGAL has been with the Company since 1997 and has held various positions including Director of Sales & Marketing Blood Products and Director of Corporate Sales. Mr. Segal assumed the position of V.P. Sales/Marketing in August 2000. Mr. Segal's experience prior to joining the Company includes over 13 years in the Specialty Surgical Device & Implant market and 2 years in the blood processing products market, where he held various positions in Sales & Marketing. Mr. Segal graduated from Sonoma State College with a BA in Business Management.

(c) KEY EMPLOYEE

MICHELLE BADAL joined the Company in May 2000 as Director of Regulatory Affairs and Quality System. Prior to joining the Company, Ms. Badal was the Manager of Quality Assurance, Compliance at ALZA Corporation. Ms. Badal's experience includes over 17 years in regulatory and quality working in medical devices and pharmaceutical industries. She received her Bachelor of Science in Biological Sciences at California State University, Sacramento.

(d) COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities and Exchange Commission ("Commission"), directors and officers of the Company timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, except Philip Coelho who was one day late on a Form 4 and two days late on his Form 5, Patrick McEnany was one day late on his Form 5 and Spencer Browne was one day late filing his Form 3. The late filings were primarily due to traveling and holidays.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid in the past three years for all services of Executive Officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                                       LONG-TERM COMPENSATION
                             ------------------------------------------------------------           -------------------------------
                                                                                  OTHER                                 SECURITIES
NAME AND PRINCIPAL                                                                ANNUAL             RESTRICTED         UNDERLYING
POSITION                     YEAR           SALARY            BONUS                COMP.            STOCK AWARD(S)     OPTIONS/SARs
------------------           ----          --------          -------              -------           --------------     ------------
Philip H. Coelho,            1999          $160,000          $65,000(1)           $15,751(2)              $ 0                -0-
Chairman and Chief           2000          $180,000          $     0              $ 6,908(3)              $ 0            150,000(4)
Executive Officer            2001          $181,000          $     0              $30,000(5)              $ 0            350,000(6)

James Godsey,                1999          $160,000          $55,000              $10,920(7)              $ 0                -0-
President and Chief          2000          $160,000          $     0              $ 9,689(8)              $ 0            184,000(9)
Operating Officer            2001          $164,000          $     0              $ 6,000(10)             $ 0            144,000(11)

Sam Acosta, V.P              1999          $135,000          $45,000              $ 3,632(12)             $ 0                -0-
Manufacturing                2000          $135,000          $     0              $ 2,594(13)             $ 0            121,445(14)
                             2001          $136,000          $     0              $ 9,000(15)             $ 0             95,040(16)

Renee Ruecker, V.P           1999          $ 94,000          $40,000(17)          $     0                 $ 0                -0-
Finance/Accounting           2000          $ 95,000          $     0              $ 3,000(18)             $ 0            118,800(19)
                             2001          $109,000          $     0              $ 1,000(20)             $ 0                -0-

Dan Segal, V.P               1999          $ 92,000          $     0              $ 6,000(21)             $ 0              1,000(22)
Sales/Marketing              2000          $ 93,000          $17,000              $ 6,000(23)             $ 0              5,000(24)
                             2001          $113,000          $     0              $ 4,000(25)             $ 0             50,000(26)


(1)     Represents an award of $54,738 shares of common stock.

(2) Represents payment of $9,600 annual automobile allowance and $6,151 in accrued vacation pay.

(3)     Represents payment of $6,908 in accrued vacation pay.

(4) Includes 150,000 stock options granted on July 29, 1999, at $1.125 per share.

(5) Represents payment of $7,000 in accrued vacation, $3,000 for a term life insurance policy for the benefit of Mr. Coelho and $20,000 as the difference between the price paid and the closing market value for 28,705 common shares in the April 2001 private financing.

(6)     Includes 350,000 stock options granted on December 14, 2000 at $1.875.

(7) Represents payments of $6,000 annual automobile allowance and $4,920 in accrued vacation pay.

(8) Represents payment of $6,000 annual automobile allowance and $3,689 in accrued vacation pay.

(9) Includes 100,000 stock options granted on July 29, 1999, at $1.125 per share and 84,000 stock options granted on May 11, 2000, at $1.969 per share.

(10)    Represents payment of accrued vacation.

(11)    Includes 144,000 stock options granted on December 14, 2000 at $1.875.

(12)    Represents payments of $3,632 in accrued vacation pay.

(13)    Represents $2,594 in accrued vacation pay.

(14) Includes 66,000 stock options granted on July 29, 1999, at $1.125 per share and 55,445 stock options granted on May 11, 2000, at $1.1969

(15) Represents payment of $3,000 in accrued vacation and $6,000 as the difference between the price paid and the closing market value for 8,610 common shares in the April 2001 private financing.

(16)    Includes 95,040 stock options granted on December 14, 2000 at $1.875.

(17)    Includes $5,000 cash bonus and 29,474 shares of common stock.

(18)    Represents payment of accrued vacation.

(19) Includes 60,000 stock options granted on July 29, 1999 at $1.125 and 58,800 stock options granted on May 11, 2000 at $1.969.

(20)    Represents payment of accrued vacation.

(21)    Represents annual automobile allowance.

(22)    Includes 1,000 stock options granted on January 13, 1999 at $2.1875.

(23)    Represents annual automobile allowance.

(24)    Includes 5,000 stock options granted on July 29, 1999 at $1.125.

(25)    Represents accrued vacation pay.

(26)    Includes 50,000 stock options granted on July 27, 2000 at $1.875.

EMPLOYMENT AGREEMENTS

In June 1999, the Company and Mr. Coelho entered into an employment agreement whereby Mr. Coelho agreed to serve as Chief Executive Officer of the Company and receive compensation equal to $179,600 per year, subject to annual increases as may be determined by the Board of Directors. Mr. Coelho is eligible to receive bonuses based on his performance and the attainment of objectives established by the Company. Bonuses shall not exceed thirty-five percent of his base salary in effect for any given year, and shall be subject to Compensation Committee oversight for meeting stated objectives. The employment agreement may be terminated by Mr. Coelho or by the Company with or without cause. In the event Mr. Coelho is terminated by the Company without cause, Mr. Coelho will be entitled to receive severance pay equal to the greater of six months of his annual salary or the remaining term of the agreement. In addition, the employment agreement provides that in the event Mr. Coelho is terminated other than "for cause" upon a change of control, Mr. Coelho shall be paid an amount equal to three times his annual salary. The phrase "change of control" is defined to include (i) the issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, or (iii) the acquisition of the Company in a merger or other business combination. The employment agreement expires by its terms in June 2002.

In November 2000, the Company entered into an employment agreement with Dr. Godsey whereby Dr. Godsey agreed to serve as President and Chief Operating Officer and receive compensation equal to $166,000, subject to annual increases as may be determined by the Board of Directors. Dr. Godsey is eligible to receive bonuses based on his performance and the attainment of objectives established by the Company. Bonuses shall not exceed thirty-five percent of his base salary in effect for any given year, and shall be subject to Compensation Committee oversight for meeting stated objectives. The employment agreement may be terminated prior to the expiration of the agreement, upon the mutual agreement of the Company and Dr. Godsey. In addition, the employment agreement provides that in the event Dr. Godsey is terminated other than "for cause" upon a change of control, Dr. Godsey will be paid an amount equal to three times his annual salary. The phrase "change of control" is defined to include (i) the issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, or (iii) the acquisition of the Company in a merger or other business combination. The employment agreement expires by its terms in November 2003.

In December 2000, the Company entered into an employment agreement with Mr. Acosta whereby Mr. Acosta agreed to serve as V.P. of Manufacturing Operations and receive compensation equal to $135,000 subject to annual increases as may be determined by the Board of Directors. Mr. Acosta is eligible to receive bonuses based on his performance and the attainment of objectives established by the Company. Bonuses shall not exceed thirty-five percent of his base salary in effect for any given year and shall be subject to Compensation Committee oversight for meeting stated objectives. The employment agreement may be terminated prior to the expiration of the agreement, upon the mutual agreement of the Company and Mr. Acosta. In addition, the employment agreement provides that in the event Mr. Acosta is terminated other than "for cause" upon a change of control, Mr. Acosta will be paid an amount equal to three times his annual salary. The phrase "change of control" is defined to include (i) the issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, or (iii) the acquisition of the Company in a merger or other business combination. The employment agreement expires by its terms in December 2003.

In August 1999, the Company entered into an employment agreement with Ms. Renee Ruecker whereby Ms. Ruecker agreed to serve as Vice President of Finance/Accounting and receive compensation equal to $95,000 subject to annual increases as may be determined by the Board of Directors. In April 2000, that contract was extended for an additional two-year term and the base salary was increased to $110,000. Ms. Ruecker is eligible to receive bonuses based on her performance and the attainment of objectives established by the Company. Ms. Ruecker's bonuses shall not exceed thirty-five percent of her base salary in effect for any given year and shall be subject to Compensation Committee oversight for meeting stated objectives. The employment agreement may be terminated prior to the expiration of the agreement, upon the mutual agreement of the Company and Ms. Ruecker. In addition, the employment agreement provides that in the event Ms. Ruecker is terminated other than "for cause" upon a change of control, Ms. Ruecker will be paid an amount equal to three times her annual salary. The phrase "change of control" is defined to include (i) the issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, or (iii) the acquisition of the Company in a merger or other business combination. The employment agreement, as extended, expires by its terms in February 2003.

In August 2000, the Company entered into an employment agreement with Mr. Dan Segal whereby Mr. Segal agreed to serve as Vice President of Sales/Marketing and receive compensation equal to $116,000 subject to annual increases as may be determined by the Board of Directors. Mr. Segal is eligible to receive bonuses based on his performance and the attainment of objectives established by the Company. Mr. Segal's bonuses shall not exceed thirty-five percent of his base salary in effect for any given year and shall be subject to Compensation Committee oversight for meeting stated objectives. The employment agreement may be terminated prior to the expiration of the agreement, upon the mutual agreement of the Company and Mr. Segal. In addition, the employment agreement provides that in the event Mr. Segal is terminated other than "for cause" upon a change of control, Mr. Segal will be paid an amount equal to three times his annual salary. The phrase "change of control" is defined to include (i) the issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, or (iii) the acquisition of the Company in a merger or other business combination. The employment agreement, as extended, expires by its terms in August 2002.

OPTIONS GRANTED IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                                   Percent of
                                      Total                                              Potential Realized Value
                     Number of       Options                                              at Assumed Annual Rates
                     Securities    Granted to                                                 of Stock Price
                     Underlying     Employees        Exercise                           Appreciation for Option Term
                      Options       in Fiscal       Base Price        Expiration        ----------------------------
Name                  Granted         Year            ($/sh)             Date              5%(1)            10%(1)
                     ----------    ----------       ----------        ----------        ---------          ---------
Sam Acosta              95,040          10%          $  1.875          12/14/03          $ 28,089          $ 58,984

Philip Coelho          350,000          35%          $  1.875          12/14/03          $103,441          $217,219

Jim Godsey             144,000          14%          $  1.875          12/14/03          $ 42,559          $ 89,370

Dan Segal               50,000           5%          $  1.875           7/27/03          $ 14,777          $ 31,031


FOOTNOTES TO TABLE

(1) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future common stock prices, or actual performance.

                         TEN-YEAR OPTIONS/SAR REPRICINGS

There were no repricing of options for the fiscal year ended June 30, 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table sets forth executive officer options exercised and option values for fiscal year ended June 30, 2001 for all executive officers at the end of the year.

                                                                                          Value of
                                                                                        Unexercised
                                                          Number of Options         In-the-Money Options
                                                          at June 30, 2001            at June 30, 2001
                   Shares Acquired                         (Exercisable/                (Exercisable/
    Name            Or Exercised     Value Realized        Unexercisable)             Unexercisable)(1)
    ----           ---------------   --------------       -----------------         -------------------
Philip Coelho          200,000          $     0           266,667 / 233,334          $172,500 / $52,500

James Godsey            50,000          $63,050            132,000 / 96,000           $21,804 / $21,600

Sam Acosta               2,500          $ 3,488            150,625 / 63,360           $76,304 / $14,256

Renee Ruecker            4,000          $ 5,500             93,400 / 31,400            $58,451 / $3,851

Dan Segal                    0          $     0             56,000 / 50,000            $4,875 / $11,250

(1) Based on June 30, 2001 year end closing bid price of $2.10.

DIRECTORS COMPENSATION

All directors who are not employees of the Company are paid a meeting fee of $1,000 per Board meeting attended in person ($500 for attendance by telephonic conference). In addition, members of the Board's Compensation Committee receive $500 per meeting attended in person ($250 for attendance by telephonic conference) and options to purchase 4,000 shares of common stock upon completion of each full year of service on such Committee pursuant to the Amended 1994 Stock Option Plan. Members of the Audit Committee receive $500 per meeting in person ($250 for attendance by telephonic conference).

FIVE YEAR COMMON STOCK PERFORMANCE GRAPH

The following graph compares the performance of the Company's common stock during the period June 30, 1994 to June 30, 2001, with Nasdaq Stock Market Index and the Company's peer group of Nasdaq stocks.

The graph depicts the results of investing $100 in the Company's common stock, and the identified index at closing prices on June 30, 1994.

                                (Graph Omitted)

There can be no assurance that the Company's stock performance will continue into the future with the same or similar trends depicted in the graph above. The market price of the Company's common stock in recent years has fluctuated significantly and it is likely that the price of the stock will fluctuate in the future. The Company does not endorse any predictions of future stock performance. Furthermore, the stock performance chart is not considered by the Company to be (i) soliciting material, (ii) deemed filed with the Securities and Exchange Commission, and (iii) to be incorporated by reference in any filings by the Company under the Securities Act of 1933, or the Securities Exchange Act of 1934.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Compensation Committee renewed the employment agreements of Dr. Godsey and Mr. Acosta during fiscal year 2001, and entered into a new contract with Mr. Segal.

Compensation Philosophy

The Committee continues to emphasize the important link between the Company's performance, which ultimately benefits all shareholders, and the compensation of its executives. Therefore, the primary goal of the Company's executive compensation policy is to closely align the interests of the shareholders with the interests of the executive officers. In order to achieve this goal, the Company attempts to (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to the long-term success of the Company and reward them for their efforts in ensuring the success of the Company and (ii) encourage executives to manage from the perspective of owners with an equity stake in the Company. The Company currently uses three integrated components - Base Salary, Incentive Compensation and Stock Options - to achieve these goals. More recently, the Committee has begun to focus more on principles of pay for performance and stock ownership, through option grants, to provide adequate incentive for completing tasks and operational hurdles the Company is facing. The following outlines the overall compensation components.

Base Salary

The Base Salary component of total compensation is designed to compensate executives competitively within the industry and the marketplace. Base Salaries of the executive officers are established by the Committee based upon Committee compensation data, the executive's job responsibilities, level of experience, individual performance and contribution to the business. In making base salary decisions, the Committee exercised its discretion and judgment based upon regional and personal knowledge of industry practice and did not apply any specific formula to determine the weight of any one factor.

Incentive Bonuses

The Incentive Bonus component of executive compensation is designed to reflect the Committee's belief that a portion of the compensation of each executive officer should be contingent upon the performance of the Company, as well as the individual contribution of each executive officer. The Incentive Bonus is intended to motivate and reward executive officers by allowing the executive officers to directly benefit from the success of the Company. In fiscal year 1999, bonuses were paid through cash or stock to each of the named executive officers. During the past fiscal year, no bonuses were paid. The Committee has directed that a formal written incentive plan that outlined key milestones critical to the Company's success be developed and implemented, and that the plan be weighted heavily towards achieving profitability before any bonus compensation would be earned. The Committee further expressed its intention that no cash bonuses would be paid until profitability is achieved and that all additional incentive compensation would be in the form of restricted stock grants or options. All executive Employment contracts provide generally for a discretionary bonus of up to 35% of the executive's base salary which will be determined by the Committee based on individual performance criteria and Company performance during the year.

Long Term Incentives

The Committee provides the Company's executive officers with long-term incentive compensation in the form of stock option grants under the Company's Amended 1994 Stock Option Plan and the 1998 Employee Equity Incentive Plan. The Committee believes that stock options provide the Company's executive officers with the opportunity to purchase and maintain an equity interest in the Company and to share in the appreciation of the value of the Company's Common Stock. The Committee believes that stock options directly motivate an executive to maximize long-term shareholder value. All options granted to executive officers to date have been granted at the fair market value of the Company's Common Stock on the date of grant, except for the repricing of options granted to Mr. Coelho on May 29, 1996 which were repriced on April 2, 1997. The Committee considers each option subjectively, considering factors such as the individual performance of the executive officer and the anticipated contribution of the executive officer to the attainment of the Company's long-term strategic performance goals. The number of Stock Options granted in prior years are also taken into consideration.

In conclusion, the Committee believes that the Company's current compensation levels are consistent with Company goals.

                             Respectfully Submitted,
                             THERMOGENESIS CORP. COMPENSATION COMMITTEE


                             David Howell, Chairman
                             Spencer Browne
                             Hubert Huckel, M.D.
                             Patrick McEnany

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of June 30, 2001, with respect to the beneficial ownership of the Company's common stock for each person known to the Company to own beneficially 5% or more of the outstanding shares of the Company's common stock. As of September 17, 2001, there were 31,806,436 shares of common stock outstanding. Unless otherwise listed, the address for each stockholder is 3146 Gold Camp Dr., Rancho Cordova, California 95670.

         Name of Shareholder                    Number of Shares(1)      Percent
         -------------------                    -------------------      -------
         Atlas II, LP                              2,427,910 (2)          7.5%
           630 Fifth Ave., 20th Floor, New
           York, NY. 10100

         Philip H. Coelho                           681,375(3)            2.1%

         James Godsey                               132,000(4)             *%

         Patrick McEnany                            159,158(5)             *%

         Hubert Huckel, M.D.                        115,000(6)             *%

         David Howell                               421,846(7)             *%

         Spencer Browne                             452,432(8)            1.4%

         Officers & Directors as a group (9)         2,300,642            7.0%

*       Less than 1%.

(1) The ownership includes only options exercisable on or before September 17, 2001. The total outstanding includes shares assumed exercised for percentage ownership computation.

(2)     Includes 583,485 shares issuable upon the exercise of warrants.

(3) Includes 266,667 shares issuable upon the exercise of options and 21,003 shares issuable upon the exercise of warrants.

(4)     Includes 132,000 shares issuable upon the exercise of options.

(5) Includes 85,000 shares issuable upon the exercise of options and 10,000 shares issuable upon exercise of warrants. Also includes 829 shares and 20,000 shares issuable upon the exercise of warrants owned by McEnany Holding, Inc. Mr. McEnany is the sole shareholder of McEnany Holding, Inc.

(6) Includes 85,000 shares issuable upon the exercise of options and 10,000 shares issuable upon exercise of warrants. Also includes 20,000 shares issuable upon the exercise of warrants owned by HEH Investment Partners, LP. Dr. Huckel is the general partner of HEH Investment Partners, LP.

(7) Includes 65,000 shares issuable upon the exercise of options and 19,000 shares issuable upon exercise of warrants. Also includes 208,205 shares and 59,641 shares issuable upon the exercise of warrants owned by New England Venture Partners, LP. Mr. Howell is the President and a shareholder of the General Partner of New England Venture Partners, LP. Mr. Howell disclaims ownership of 89.8% of New England Venture Partners LP.

(8) Includes 65,000 shares issuable upon the exercise of options and 15,555 shares issuable upon exercise of warrants.

(9) Includes 144,125 shares issuable upon the exercise of options and 4,722 shares issuable upon the exercise of warrants owned by Sam Acosta. Includes 93,400 shares issuable upon the exercise of options and 4,000 shares issuable upon the exercise of warrants owned by Renee Ruecker. Includes 56,000 shares issuable upon the exercise of options owned by Dan Segal.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2000, the Company entered into a note receivable with the Company's Chief Executive Officer and Chairman of the Board for $425,000. The principal amount of the note represents the amount due to the Company for the exercise of options for 200,000 shares of common stock at an exercise price of $2.13. The note is full recourse, bears interest at 6.3%, and is due October 31, 2001.

The Company completed a private financing on April 27, 2001, in which it received $7,099,000 before expenses. The proceeds from the offering were received from the sale of 3,944,047 shares of common stock at $1.80 per share and the issuance of five year warrants to the purchasers representing the right to acquire an additional 788,809 shares of common stock in the aggregate, at an exercise price of $2.88 per share. Of the $7,099,000 financed, $420,000 was received from members of the Company's board of directors, officers or their affiliates. The related parties participating in the financing were David Howell, New England Venture Partners, LP, Spencer Browne, Philip Coelho and Sam Acosta.

In December 2000, the Company completed a debt financing for a total of $2,075,000. The debt matured on September 19, 2001 or on the fifth day following an equity or debt financing of at least $1,000,000, which ever occurred first. The interest rate is 10% per annum. Of the $2,075,000 financed, $560,000 was received from members of the Company's board of directors, officers or their affiliates. The holders of the debt received warrants representing the right to acquire 415,000 shares of common stock for an exercise price of $1.625. The related parties participating in the debt financing were David Howell, New England Venture Partners, LP, Spencer Browne, Philip Coelho, Sam Acosta, HEH Investment Partners, LP, McEnany Holding Inc. and Renee Ruecker.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report on Form 10-K.

                                                                                Page Number
                                                                                -----------
(a) (1) Financial Statements

        Report of Ernst & Young, LLP, Independent Auditors...........................48

        Balance Sheets at June 30, 2001 and 2000.....................................49

        Statements of Operations for the years ended
           June 30, 2001, 2000 and 1999..............................................51

        Statements of Shareholders' Equity for the years
           ended June 30, 2001, 2000 and 1999........................................52

        Statements of Cash Flows for the years ended
           June 30, 2001, 2000 and 1999..............................................53

        Notes to Financial Statements................................................54

(a) (2) Financial Statement Schedules

        Schedule II, Valuation and Qualifying Accounts...............................87

(b)     Reports on Form 8-K

        None

(c)     Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the
        Exhibit Index on the next page, which is incorporated here in by this reference.

Exhibit  Description
-------  -----------
3.1      (a) Amended and Restated Certificate of Incorporation (4)
         (b) Revised Bylaws (4)
4.1             Certificate of Designation Series A Convertible Redeemable Preferred Stock (12)
4.2             Certificate of Designation of Series B Convertible Preferred Stock (16)
4.3             Warrant (form) (16)
4.4             Registration Rights Agreement Dated December 22, 1999 (form) (16)

10.1     (a) Letter of Agreement with Liquid Carbonic, Inc. (1)
         (b) Letter of Agreement with Fujitetsumo USA (1)
         (c) Letter of Agreement with Fujitetsumo Japan (1)
         (d) License Agreement between Stryker Corp. and THERMOGENESIS CORP. (5)
         (e) Lease of Office and Manufacturing Space (4)
         (f) Executive Development and Distribution Agreement between THERMOGENESIS CORP. and
             Daido Hoxan Inc. (3)
         (g) Administrative Office Lease (6)
         (h) Employment Agreement for James H. Godsey (11)
         (i) Employment Agreement for Sam Acosta (11)
         (j) License Agreement and Distribution with Asahi Medical (9)
         (k) License Agreement with Pall/Medsep Corporation (10)
         (l) Distribution Agreement with Dideco S.p.A. (13)
         (m) Employment Agreement for Philip H. Coelho (15)
         (n) Employment Agreement for Renee Ruecker (15)
         (o) Amendment to License Agreement with Asahi Medical (15)
         (p) Subscription Agreement dated December 22, 1999 (form) (16)
         (q) Employment Agreement for Dan Segal (17)

23.2     Consent of Ernst & Young LLP, independent auditors

Footnotes to Index

(1) Incorporated by reference to Registration Statement No. 33-37242 of THERMOGENESIS Corp., Corporation filed on February 7, 1991.

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

(16)    Incorporated by reference to Form 8-K for December 23, 1999.

(17)    Incorporated by reference to Form 10-K for June 30, 2000.

GLOSSARY OF CERTAIN TECHNICAL TERMS

510(k): Formal notification to FDA obtain clearance to market the medical device. The device must be substantially equivalent to devices manufactured prior to 1976, or which have been found substantially equivalent after that date.

AUTOLOGOUS: Autogenous; related to self; originating within an organism itself, as obtaining blood from the patient for use in the same patient.

COAGULATION: (1) the process of clot formation; (2) in surgery, the disruption of tissue by physical means to form a blockage or clot.

THERMOLINE PRODUCTS: (1) Device for the ultra-rapid freezing of human blood plasma; (2) Portable device for the ultra-rapid freezing of human blood plasma;
(3) Device for the rapid thawing of frozen plasma for hospital patient care; (4) device for the hermetic sealing of blood tissue containers.

CRYOPRECIPITATE: Any precipitate (substance that is separated out of a solution f plasma) that results from cooling, as cryoglobulin or antihemophilic factor. When used in the context of the CryoSeal FS System, cryoprecipitate means a "fibrinogen-rich" cryoprecipitate.

CRYOPRECIPITATED AHF: A preparation of antihemophilic factor, which is obtained from a single unit of plasma collected and processed in a closed systems.

CRYOPRESERVATION: Maintaining the life of excised tissue or organs by freezing and storing at very low temperatures.

CRYOSEAL: System for harvesting fibrinogen-rich cryoprecipitate from a donor's blood plasma, a blood component that is currently licensed by the FDA for the treatment of clotting protein deficient patients.

DEWAR: Container that keeps its contents at a constant and generally low temperature by means of two external walls between which a vacuum is maintained.

FACTOR V: Plasma protein which accelerates blood coagulation.

FACTOR VIII: Antihemophilic factor ("AHF"): a factor or component of blood participating only in blood coagulation. Deficiency of this factor, when transmitted as a sex-linked recessive trait, causes classical hemophilia (hemophilia A).

FACTOR XIII: Fibrin stabilizing factor ("FSF"): a factor that chemically joins fibrin strands so that they become stable and insoluble in urea, thus enabling fibrin to form a firm blood clot.

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

HEMATOPOETIC: Pertaining to or affecting the formation of blood cells. As agent that promotes the formation of blood cells.

HEMOSTATIC: (1) checking the flow of blood; (2) an agent that stops the flow of blood.

LYOPHILIZED: Freeze dried.

PLATELET DERIVED GROWTH FACTOR ("PDGF"): A substance contained in platelets and capable of inducing proliferation of vascular cells, vascular smooth muscle cells; its action contributes to the repair of damaged vascular walls.

PLURIPOTENT: The ability to develop into all three embryonic tissue layers which in turn form all the cells of every body organ. Used to describe stem cells that can form and all cells and tissues in the body.

PROGENITOR: A parent or ancestor.

PROGENITOR CELLS: Cells which are capable of producing progeny cells for a specific tissue.

STEM CELLS: Undifferentiated, primitive cells in the bone marrow with the ability both to multiply and to differentiate into specific blood cells.

THERMOLABILE: Easily altered or decomposed by heat.

THROMBIN: Generated in blood clotting that acts on fibrinogen to produce fibrin.

                               THERMOGENESIS CORP.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THERMOGENESIS CORP.



                                     By: /s/  PHILIP H. COELHO
                                              ----------------------------------
                                              Philip H. Coelho, Chairman & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/     PHILIP H. COELHO                       Dated:  September 21, 2001
            -----------------------------------
            Philip H. Coelho, chief Executive
            Officer and chairman of the Board
            (Principal Executive Officer)

By: /s/     RENEE M. RUECKER                       Dated:  September 21, 2001
            -----------------------------------
            Renee M. Ruecker, V.P. Finance
            (Principal Financial and
            Accounting Officer)

By: /s/     JAMES H. GODSEY                        Dated:  September 21, 2001
            -----------------------------------
            James H. Godsey, President/COO
            and Director

By: /s/     HUBERT HUCKEL                          Dated:  September 21, 2001
            -----------------------------------
            Hubert Huckel, Director

By: /s/     PATRICK MCENANY                        Dated:  September 21, 2001
            -----------------------------------
            Patrick McEnany, Director

By: /s/     DAVID HOWELL                           Dated:  September 21, 2001
            -----------------------------------
            David Howell, Director

By: /s/     SPENCER BROWNE                         Dated:  September 21, 2001
            -----------------------------------
            Spencer Browne, Director

                                   SCHEDULE II

                               THERMOGENESIS CORP.
                        VALUATION AND QUALIFYING ACCOUNTS

                                        Balance       Charged
                                          at          to costs      Write-offs     Balance
                                       beginning        and          (net of      at end of
                                       of period      expenses      recoveries)     period
                                      -----------    -----------   ------------   -----------
Allowance of Doubtful Accounts:

For the year ended June 30, 2001         $84,000        $42,000        $42,000       $84,000

For the year ended June 30, 2000         $95,000        $43,000        $54,000       $84,000

For the year ended June 30, 1999         $97,910        $46,877        $49,787       $95,000