Form 10-Q
period 2001-09-30
THERMOGENESIS CORP
filed 2001-11-13
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.


                         Commission File Number: 0-16375
                      -------------------------------------

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

           Securities registered pursuant to section 12(g) of the Act:

                                                Name of each exchange
               Title of each class              on which registered
           -------------------------------     ----------------------
            Common Stock, $.001 Par Value      Nasdaq SmallCap Market



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No


The number of shares of the registrant's common stock, $.001 par value, outstanding on October 25, 2001 was 31,806,436.

                               THERMOGENESIS CORP.

                                      INDEX


                                                                                        Page Number
Part I  Financial Information

Item 1.  Financial Statements (Unaudited):

         Balance Sheets at September 30, 2001 and June 30, 2001..............................3

         Statements of Operations for the Three Months
         ended September 30, 2001 and 2000...................................................5

         Statements of Cash Flows for the Three Months
         ended September 30, 2001 and 2000...................................................6

         Notes to Financial Statements.......................................................7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations........................................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.  See Management's Discussion
        and Analysis of Financial Condition and Results of Operations.

Part II Other Information

Item 1.  Legal proceedings..................................................................12
Item 2.  Changes in Securities..............................................................12
Item 3.  Default Upon Senior Securities.....................................................12
Item 4.  Submission of Matters to a Vote of Security Holders................................12
Item 5.  Other Information..................................................................12
Item 6. Exhibits and Reports on Form 8-K....................................................12


Signatures..................................................................................13


PART  I FINANCIAL INFORMATION

                               THERMOGENESIS CORP.
                                 Balance Sheets
                                   (Unaudited)


                                                                  September 30,            June 30,
ASSETS                                                                2001                  2001
                                                                 -------------          -----------

Current Assets:

  Cash and cash equivalents                                      $3,548,000               $3,544,000

  Short term investments                                            799,000                1,822,000

  Accounts receivable, net of allowance for doubtful
    accounts of $84,000 ($84,000 at June 30, 2001)                  703,000                1,369,000

  Inventory                                                       2,700,000                1,843,000

  Other current assets                                              295,000                   96,000
                                                                 -------------           -----------
     Total current assets                                         8,045,000                8,674,000


Equipment, at cost less accumulated depreciation
  of $2,093,000 ($1,974,000 at June 30, 2001)                       745,000                  811,000

Other assets                                                         67,000                   68,000
                                                                 -------------           -----------
                                                                 $8,857,000               $9,553,000
                                                                 =============           ===========




See accompanying notes.

                               THERMOGENESIS CORP.
                           Balance Sheets (continued)
                                   (Unaudited)


                                                                         September 30,            June 30,
LIABILITIES AND STOCKHOLDER'S EQUITY                                          2001                  2001
                                                                         --------------         --------------
Current liabilities:

   Accounts payable                                                      $    899,000            $    709,000

   Accrued payroll and related expenses                                       258,000                 182,000

   Deferred revenue                                                            46,000                 233,000

   Other current liabilities                                                1,080,000                 452,000
                                                                         --------------         --------------
         Total current liabilities                                          2,283,000               1,576,000

Long-term portion of capital lease obligations                                 42,000                  45,000

Commitments and contingencies

Stockholders' equity:

  Series A convertible preferred stock, $0.001 par value,
    1,200,000 shares authorized; 158,000 issued and outstanding
    (158,000 at June 30, 2001)                                                     --                      --

  Preferred stock, $0.001 par value; 800,000 shares authorized;
    no shares issued and outstanding                                               --                      --

  Common stock, $0.001 par value; 50,000,000 shares
    authorized; 31,806,436 issued and outstanding
   (31,794,769 at June 30, 2001)                                               32,000                  32,000

  Paid in capital in excess of par                                         52,410,000              52,397,000

  Stockholder note receivable                                                (425,000)               (425,000)

  Accumulated deficit                                                     (45,485,000)            (44,072,000)
                                                                         --------------         --------------
       Total stockholders' equity                                           6,532,000              7,932,0000
                                                                         --------------         --------------
                                                                         $  8,857,000            $  9,553,000
                                                                         ==============         ==============


                             See accompanying notes.

                               THERMOGENESIS CORP.
                            Statements of Operations
                                   (Unaudited)

                                                                           Three Months Ended September 30,
                                                                              2001                   2000
                                                                        --------------           -------------
                                                                                                  (Restated)

Net revenues                                                            $  1,517,000             $    864,000

Cost of revenues                                                           1,269,000                  915,000
                                                                        --------------           -------------
    Gross profit (loss)                                                      248,000                  (51,000)

Expenses:

    General and administrative                                               486,000                  415,000

    Selling and service                                                      607,000                  478,000

    Research and development                                                 601,000                  435,000
                                                                        --------------           -------------
        Total expenses                                                     1,694,000                1,328,000
                                                                        --------------           -------------
Interest expense                                                               3,000                    3,000

Interest income                                                               36,000                   33,000
                                                                        --------------           -------------
Net loss before cumulative effect of accounting change
    under SAB 101                                                        ($1,413,000)             ($1,349,000)

Cumulative effect of accounting change under SAB 101                              --                 (282,000)
                                                                        --------------           -------------
Net loss                                                                  ($1,413,000)            ($1,631,000)
                                                                        ==============           =============
Per share data:

    Net loss before preferred stock dividend                             ($1,413,000)             ($1,631,000)

    Preferred stock dividend                                                      --                  (50,000)
                                                                        --------------           -------------
    Net loss applicable to common stockholders                           ($1,413,000)             ($1,681,000)
                                                                        ==============           =============
    Basic and diluted net loss per share before cumulative
      effect of accounting change                                             ($0.04)                  ($0.06)

    Cumulative effect of accounting change under SAB 101                          --                    (0.01)
                                                                        --------------           -------------
    Basic and diluted net loss per common share                              ($0.04)                   ($0.07)
                                                                        ==============           =============
Shares used in computing per share data                                   31,802,547               25,448,760
                                                                        ==============           =============
Pro forma amounts assuming the accounting change
    under SAB 101 is applied retroactively:

    Net loss applicable to common stockholders                           ($1,413,000)             ($1,399,000)
                                                                        ==============           =============
    Basic and diluted net loss per share                                     ($0.04)                   ($0.06)
                                                                        ==============           =============


                             See accompanying notes

                               THERMOGENESIS CORP.
                            Statements of Cash Flows
                 Three Months Ended September 30, 2001 and 2000

                                                                   2001                    2000
                                                               ------------            ------------
                                                                                         (Restated)

Cash flows from operating activities:

    Net loss                                                     ($1,413,000)            ($1,631,000)

    Adjustments to reconcile net loss to net cash used by operating activities:

        Depreciation and amortization                                119,000                 181,000

        Net change in operating assets and liabilities:

            Accounts receivable                                      666,000                 (41,000)

            Inventory                                               (857,000)                  4,000

            Other current assets                                    (199,000)                 48,000

            Other assets                                               1,000                 (54,000)

            Accounts payable                                         190,000                  56,000

            Accrued payroll and related expenses                      76,000                  81,000

            Deferred revenue                                        (187,000)                204,000

            Other current liabilities                                628,000                 (25,000)
                                                                 ------------            ------------
       Net cash used in operating activities                        (976,000)             (1,177,000)
                                                                 ------------            ------------
Cash flows from investing activities:

   Capital expenditures                                              (53,000)                (82,000)

   Maturities of short-term investments                            1,023,000               1,530,000
                                                                 ------------            ------------
       Net cash provided by (used in) investing activities           970,000               1,448,000
                                                                 ------------            ------------
Cash flows from financing activities:

  Exercise of stock options and warrants                              13,000                 273,000

   Payments on capital lease obligations                              (3,000)                 (2,000)
                                                                 ------------            ------------
       Net cash provided by financing activities                      10,000                 271,000
                                                                 ------------            ------------
   Net increase in cash and cash equivalents                           4,000                 542,000

   Cash and cash equivalents at beginning of period                3,544,000                 810,000
                                                                 ------------            ------------
   Cash and cash equivalents at end of period                    $ 3,548,000             $ 1,352,000
                                                                 ============            ============


                                    See accompanying notes.

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)


1.   Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

Summary of Significant Accounting Policies

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and effective July 1, 2000, the Company changed its method of accounting for revenue recognition for BioArchive systems and certain licensing agreements. Previously, the Company recognized revenue for BioArchive units upon the delivery of the equipment to the customers. The costs of training and installation were accrued in the same period the installation and training was performed and the related training and installation revenue was recognized. Under the new accounting method for BioArchive systems adopted retroactive to July 1, 2000, the Company now recognizes revenue for BioArchive systems upon completion of training and installation of the equipment at the end-user's site. Furthermore, due to business customs in Japan and the Company's interpretation of Japanese law, all significant equipment sales to Japan are recognized upon customer acceptance, which occurs after the completion of training and installation. Previously, the Company recognized revenue for licensing agreements when payment was received and the Company performed all services required under the agreements. Under the new accounting method which was adopted retroactive to July 1, 2000 for licensing agreements pursuant to which the Company receives up-front licensing fees for products of technologies that will be provided by the Company over the term of the arrangements, the Company now defers the up- front fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts. The cumulative effect of the change on prior years resulted in an increase in the net loss of $282,000 (net of income taxes of $0), which is included in the net loss before the cumulative effect of a change in accounting principle for the year ended June 30, 2001, and $13,000 has been included in deferred revenue as of June 30, 2001. The $282,000 is comprised of revenues of $664,000 less cost of revenues of $382,000. The effect of the change on the year ended June 30, 2001 was to decrease the net loss before the cumulative effect of the accounting change by $179,000 ($0.01 per share). The $179,000 is comprised of revenues of $272,000 less cost of revenues of $93,000.

For the three months ended September 30, 2000, the Company recognized $219,000 in revenue that was included in the cumulative effect adjustment as of July 1, 2000. The effect of that revenue and related cost of revenue of $136,000 in the first quarter was to reduce the net loss by $83,000 during that period. The unaudited pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactively to prior periods.

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets whose lives are not indefinite are amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 121. We will adopt SFAS Nos. 141 and 142 on July 1, 2002. We do not anticipate that the adoption of SFAS Nos. 141 and 142 will have a significant impact on our financial statements.

Inventory

Inventory consisted of the following at:

                                       September 30, 2001          June 30, 2001
                                       -------------------         -------------

                 Raw materials         $    1,600,000              $  929,000

                 Work in process              282,000                 238,000

                 Finished goods               818,000                 676,000
                                       -------------------         -------------
                                       $    2,700,000              $1,843,000
                                       ===================         =============

Subsequent Event - Stockholder note receivable
In October 2000, the Company entered into a note receivable with the Company's Chief Executive Officer (CEO) and Chairman of the Board for $425,000. The principal amount of the note represents the amount due to the Company for the exercise of options for 200,000 shares of common stock at an exercise price of $2.13. The note is a full recourse note, bears interest at 6.3% and is due October 31, 2001. In October 2001, the CEO elected to surrender the 200,000 shares of common stock in exchange for cancellation of the note receivable. The transaction was approved by the compensation committee of the Company's board of directors.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
             for the Three Months Ended September 30, 2001 and 2000

Forward-Looking Statements

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company's actual results and could cause actual results for fiscal year 2002, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, and the risk factors listed from time to time in the Company's SEC reports, including, in particular, the factors and discussion in the Company's Form 10-K for its last fiscal year.

Introduction

The Company designs and manufactures medical devices and disposables used for the distributed manufacturing of biotherapeutic products from umbilical cord blood, blood plasma, fibrin sealant and other related blood products. Initially the Company developed its ThermoLine products for ultra rapid freezing and thawing of blood components, which the Company distributes to blood banks and hospitals. After extensive research and development, two new technology platforms (the BioArchive System and the CryoSeal System) have evolved products which provide new biotherapeutic products to patients in need.

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

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
         for the Three Months Ended September 30, 2001 and 2000 (Cont'd)

Results of Operations

Net Revenues:
Net revenues for the three months ended September 30, 2001 were $1,517,000 compared to $864,000 for the three months ended September 30, 2000 an increase of 76%. There were three BioArchive installations in the quarter ended September 30, 2001 versus one in the comparable period in the prior year. The installations plus disposables sold to existing customers produced an increase in BioArchive revenues of $550,000 or 314%. The Company has more personnel working the BioArchive product line, versus one sales person two years ago. The increase in installations is a result of the additional personnel moving the BioArchive customers through the pipeline. The increase in Freezer sales of $90,000 or 72% in the first quarter of fiscal 2002 versus the comparable period of the prior year is attributable to replacement of the older freezers in our installed base.

Cost of Revenues:
Cost of revenues as a percent of revenues was approximately 84% for the three months ended September 30, 2001, as compared to 106% for the corresponding fiscal 2001 period. The cost of revenues percentage decrease is due to the mix of products sold and the Company's ability to significantly increase revenues while maintaining a consistent overhead structure.

General and Administrative Expenses:
General and administrative expenses for the three months ended September 30, 2001 increased $71,000 or 17% from the corresponding fiscal 2001 period. This increase is primarily the result of professional fees.

Selling and Service Expenses:
Selling and service expenses for the three months ended September 30, 2001 were $607,000 versus $478,000 for the three months ended September 30, 2000. Selling and service expenses increased 27% while revenues increased 76%. The increase in selling and service expenses is primarily due to expenses for the Company's main trade show which occurred earlier in fiscal 2002 than in fiscal 2001 and salaries and travel expenses related to increasing revenues in the BioArchive product line and launching the CryoSeal FS product line in Europe.

Research and Development Expenses:
Research and development expenses for the three months ended September 30, 2001 increased $166,000 or 38% from the corresponding fiscal 2001 period. The increase is primarily due to the costs associated with completing the CryoSeal FS pre-clinical trials. The Company filed its IDE application with the FDA in August 2001.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
         for the Three Months Ended September 30, 2001 and 2000 (Cont'd)

Liquidity and Capital Resources

Our cash balance at September 30, 2001 was consistent with the balance at June 30, 2001. However, $1,023,000 of short-term investments was used to fund operations and other cash needs of the Company. In addition to product revenues we have primarily financed our operations through the private placement of equity securities. Since its inception, the Company has raised approximately $44 million, net of expenses, through common and preferred stock financings and option and warrant exercises.

Net cash used in operating activities for the three months ended September 30, 2001 was $976,000. The expenditures were the result of completing the CryoSeal FS pre-clinical trials and increasing the resources in sales, marketing and service to ensure a successful launch of the CryoSeal FS system in Europe and Canada. Inventory utilized $857,000 of cash as a result of purchasing materials for BioArchive systems and freezers to ship in the second quarter in order to continue our revenue growth. Other current liabilities provided $628,000 due to the receipt of the 25% deposit from Aventis Bio-Services, Inc. for their approximately $2,600,000 order. Other current assets utilized $199,000 of cash primarily due to a $125,000 prepayment to a Clinical Research Organization (CRO) for services with respect to the Company's CryoSeal FS human clinical trials.

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

At September 30, 2001, the Company has no significant outstanding capital commitments.

Backlog

The Company's cancelable backlog at September 30, 2001 was $3,079,000. A purchase order from Aventis Bio-Services, Inc. that includes 30 MP2200 and 4 MP1100 freezers remaining to ship accounted for $2.5 million of the backlog. There were purchase orders from customers for two BioArchive systems totaling $434,000.

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


                              THERMOGENESIS CORP.
                              (Registrant)


Dated November 13, 2001

                              /s/ PHILIP H. COELHO
                              ---------------------------------------------
                              Philip H. Coelho, Chief Executive Officer and Chairman of the Board
                              (Principal Executive Officer)



                              /s/ RENEE M. RUECKER
                              ----------------------------------------------
                              Renee M. Ruecker, V.P. Finance
                              (Principal Financial and Accounting Officer)