Form 10-Q
period 2001-12-31
THERMOGENESIS CORP
filed 2002-02-13
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                                              Washington D.C.  20549

                                                     FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 for the quarterly period ended December 31, 2001.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of the registrant's common stock, $.001 par value, outstanding on February 1, 2002 was 31,644,936.
                                          -------------------------------

                               THERMOGENESIS CORP.


                                      INDEX

                                                                     Page Number
Part I            Financial Information

Item 1.  Financial Statements (Unaudited):

         Balance Sheets at December 31, 2001 and June 30, 2001 ........      3

         Statements of Operations for the Three and Six
         Months ended December 31, 2001 and 2000 ......................      5

         Statements of Cash Flows for the Three and Six Months
         Ended December 31, 2001 and 2000 .............................      6

         Notes to Financial Statements ................................      7

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations ................      9

Item 3. Quantitative and Qualitative Disclosures About Market Risk. See Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II Other Information

Item 1.  Legal proceedings ...........................................      13
Item 2.  Changes in Securities .......................................      13
Item 3.  Default Upon Senior Securities ..............................      13
Item 4.  Submission of Matters to a Vote of Security Holders .........      13
Item 5.  Other Information ...........................................      13
Item 6.  Exhibits and Reports on Form 8-K ............................      13


Signatures ...........................................................      14

PART  I   FINANCIAL INFORMATION

                               THERMOGENESIS CORP.
                                 Balance Sheets
                                   (Unaudited)




                                                       December 31,    June 30,
ASSETS                                                    2001          2001

Current Assets:

  Cash and cash equivalents                            $2,251,000     $3,544,000

  Short term investments                                        -      1,822,000

  Accounts receivable, net of allowance for doubtful
   accounts of $84,000 ($84,000 at June 30, 2001)       1,420,000      1,369,000

  Inventory                                             3,092,000      1,843,000

  Other current assets                                    223,000         96,000
                                                       ----------      ---------
     Total current assets                               6,986,000      8,674,000

Equipment, at cost less accumulated depreciation
   of $2,207,000 ($1,974,000 at June 30, 2001)            671,000        811,000

Other assets                                               67,000         68,000
                                                       ----------       --------
                                                       $7,724,000     $9,553,000
                                                       ==========     ==========




                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                           Balance Sheets (continued)
                                   (Unaudited)


                                                                                        December 31,     June 30,
LIABILITIES AND STOCKHOLDER'S EQUITY                                                       2001            2001

Current liabilities:

   Accounts payable                                                                     $907,000         $709,000

   Accrued payroll and related expenses                                                  207,000          182,000

   Deferred revenue                                                                       27,000          233,000

   Accrued liabilities                                                                   967,000          452,000
                                                                                       ---------        ---------
       Total current liabilities                                                       2,108,000        1,576,000

Long-term portion of capital lease obligations                                            39,000           45,000

Commitments and contingencies

Stockholders' equity:
   Series A convertible preferred stock, $0.001 par value,
    1,200,000 shares authorized; 158,000 issued and
    outstanding (158,000 at June 30, 2001)                                                      -               -

   Preferred stock, $.001 par value; 800,000 shares authorized;
    no shares issued and outstanding                                                            -               -

   Common stock, $.001 par value; 50,000,000 shares authorized;
    31,606,436  issued and outstanding (31,794,769 at
    June 30, 2001)                                                                         32,000          32,000

   Paid in capital in excess of par                                                    51,985,000      52,397,000

   Stockholder note receivable                                                                  -        (425,000)

   Accumulated deficit                                                                (46,440,000)    (44,072,000)
                                                                                      ------------    ------------
        Total stockholders' equity                                                      5,577,000       7,932,000
                                                                                      ------------    ------------
                                                                                       $7,724,000      $9,553,000
                                                                                      ============     ============

                 See accompanying notes to financial statements.

                                                THERMOGENESIS CORP.
                                             Statements of Operations
                                                    (Unaudited)

                                                             Three Months Ended                        Six Months Ended
                                                                December 31,                             December 31,

                                                           2001                 2000                 2001                2000
                                                                             (Restated)                               (Restated)
Net revenues                                            $2,467,000           $1,597,000          $3,984,000          $2,461,000
Cost of revenues                                         1,841,000            1,222,000           3,110,000           2,137,000
                                                     -----------------    -----------------    ----------------    -----------------
     Gross profit                                          626,000              375,000             874,000              324,000
                                                     -----------------    -----------------    ----------------    -----------------
Expenses:
   General and administrative                              644,000              440,000           1,130,000              855,000
   Selling and service                                     512,000              533,000           1,119,000            1,011,000
   Research and development                                455,000              435,000           1,056,000              870,000
                                                     -----------------    -----------------    ----------------    -----------------
      Total expenses                                     1,611,000            1,408,000           3,305,000            2,736,000
Interest expense                                             3,000               32,000               6,000               35,000
Interest income                                             33,000               26,000              69,000               59,000
                                                     -----------------    -----------------    ----------------    -----------------
Net loss before before cumulative effect of
   accounting change under SAB 101                        (955,000)         ($1,039,000)         (2,368,000)          (2,388,000)
Cumulative effect of accounting change
   under SAB 101                                             -                    -                   -                 (282,000)
                                                     -----------------    -----------------    ----------------    -----------------
Net loss                                                 ($955,000)         ($1,039,000)        ($2,368,000)         ($2,670,000)
                                                     =================    =================    ================    =================
Per share data:
Net loss before preferred stock dividend and
   cumulative effect of accounting change under
   EITF 00-27                                            ($955,000)         ($1,039,000)        ($2,368,000)         ($2,670,000)
Preferred stock dividend                                     -                  (23,000)              -                  (73,000)
Cumulative effect of accounting change
   under EITF 00-27                                          -                 (580,000)              -                 (580,000)
                                                     -----------------    -----------------    ----------------    -----------------
Net loss applicable to common  stockholders              ($955,000)         ($1,642,000)        ($2,368,000)         ($3,323,000)
                                                     =================    =================    ================    =================
Basic and diluted net loss per share before
   cumulative effect of accounting changes                  ($0.03)              ($0.04)             ($0.07)              ($0.10)
Cumulative effect of accounting change  under
   SAB 101                                                   -                    -                   -                    (0.01)
Cumulative effect of accounting change under
   EITF 00-27                                                -                    (0.02)              -                    (0.02)
                                                     -----------------    -----------------    ----------------    -----------------
Basic and diluted net loss per common share                 ($0.03)              ($0.06)              ($0.07)             ($0.13)
                                                     =================    =================    ================    =================
Shares used in computing per share data                 31,606,436           26,588,866           31,704,492          26,018,813
                                                     =================    =================    ================    =================
Pro forma amounts assuming the accounting
   change under SAB 101 is applied
   retroactively:
Net loss applicable to common  stockholders              ($955,000)         ($1,642,000)         ($2,368,000)        ($3,041,000)
                                                     =================    =================    ================    =================
Basic and diluted net loss per share                        ($0.03)              ($0.06)              ($0.07)             ($0.12)
                                                     =================    =================    ================    =================
                                         See accompanying notes to financial statements.


                                                        -5-

                                                THERMOGENESIS CORP.
                                             Statements of Cash Flows
                                    Six Months Ended December 31, 2001 and 2000

Cash flows from operating activities:                                                   2001                2000
                                                                                                         (Restated)
    Net loss                                                                           ($2,368,000)      ($2,670,000)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation, amortization and accretion                                           233,000           269,000
        Net change in operating assets and liabilities:
            Accounts receivable                                                            (51,000)         (429,000)
            Inventory                                                                   (1,249,000)          195,000
            Other current assets                                                          (127,000)           (4,000)
            Other assets                                                                     1,000             1,000
            Accounts payable                                                               198,000           183,000
            Accrued payroll and related expenses                                            25,000            13,000
            Deferred revenue                                                              (206,000)          131,000
            Other current liabilities                                                      515,000            61,000
                                                                                  -----------------   -----------------
       Net cash used in operating activities                                            (3,029,000)       (2,250,000)
                                                                                  -----------------   -----------------
Cash flows from investing activities:
   Capital expenditures                                                                    (93,000)         (112,000)
   Maturities of short-term investments                                                  1,822,000         1,740,000
                                                                                  -----------------   -----------------
       Net cash provided by  investing activities                                        1,729,000         1,628,000
                                                                                  -----------------   -----------------
Cash flows from financing activities:
    Proceeds from short-term debt                                                                -         2,075,000
    Payments on capital lease obligations                                                   (6,000)           (4,000)
    Exercise of stock options and warrants                                                  13,000           296,000
                                                                                  -----------------   -----------------
        Net cash provided by financing activities                                            7,000         2,367,000
                                                                                  -----------------   -----------------
Net increase (decrease) in cash and cash equivalents                                 (1,293,000)        1,745,000
Cash and cash equivalents at beginning of period                                      3,544,000           810,000
                                                                                  -----------------   -----------------
Cash and cash equivalents at end of period                                           $2,251,000        $2,555,000
                                                                                  =================   =================
Supplemental cash flow information:
   Cash paid for interest                                                                   $6,000            $4,000
                                                                                  =================   =================
Supplemental non-cash flow information:
   Issuance of stockholder note receivable                                                       -          $425,000
                                                                                  =================   =================
   Cancellation of stockholder note receivable                                            $425,000                 -
                                                                                  =================   =================
                                  See accompanying notes to financial statements

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                                December 31, 2001
                                   (Unaudited)

Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

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

For the three months ended December 31, 2001 and 2000, the Company recognized $138,000 and $70,000 respectively, in revenue that was included in the cumulative effect adjustment as of July 1, 2000. The effect of that revenue and related cost of revenue of $125,000 and $0 was to reduce the net loss by $13,000 and $70,000 during those periods, respectively. For the six months ended December 31, 2001 and 2000 the Company recognized $138,000 and $289,000 respectively, in revenue that was included in the cumulative effect adjustment as of July 1, 2000. The effect of that revenue and related cost of revenue of $125,000 and $136,000 was to reduce the net loss by $13,000 and $153,000 during those periods, respectively. The unaudited pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactively to prior periods.

                               THERMOGENESIS CORP.
                    Notes to Financial Statements (Continued)
                                December 31, 2001
                                   (Unaudited)

Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets whose lives are not indefinite are amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 121. SFAS No. 141 was adopted as of July 1, 2001 and had no impact on our financial statements. We will adopt SFAS No. 142 on July 1, 2002. We do not anticipate that the adoption of SFAS No. 142 will have a significant impact on our financial statements.

Inventory

Inventory consisted of the following at:


                                   December 31, 2001              June 30, 2001
      Raw materials                       $1,729,000                   $929,000
      Work in process                        410,000                    238,000
      Finished goods                         953,000                    676,000
                                          ----------                 ----------
                                          $3,092,000                 $1,843,000
                                          ==========                 ==========
Stockholder note receivable

In October 2000, the Company entered into a note receivable with the Company's Chief Executive Officer (CEO) and Chairman of the Board for $425,000. The principal amount of the note represents the amount due to the Company for the exercise of options for 200,000 shares of common stock at an exercise price of $2.13. The note was a full recourse note, bears interest at 6.3% and was due October 31, 2001. In October 2001, the CEO elected to surrender the 200,000 shares of common stock in exchange for cancellation of the note receivable. The transaction was approved by the compensation committee of the Company's board of directors.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations for the Three and Six Months Ended December 31, 2001 and 2000

Forward-Looking Statements

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company's actual results and could cause actual results for fiscal year 2002, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, and the risk factors listed from time to time in the Company's SEC reports, including, in particular, the factors and discussion in the Company's Form 10-K for its last fiscal year. Introduction

The Company designs and manufactures medical devices and disposables used for the distributed manufacturing of biotherapeutic products such as concentrated mononuclear cells from umbilical cord blood, fibrin sealant and thrombin from blood plasma and other related blood products. Initially the Company developed its ThermoLine products for ultra rapid freezing and thawing of blood components, which the Company distributes to blood banks and hospitals. After extensive research and development, two new technology platforms (the BioArchive System and the CryoSeal System) have evolved products which provide new biotherapeutic products to patients in need.

Beginning in late 1993, and with accelerated research and develoment efforts from 1996 to 1999, the Company completed development of the BioArchive and CryoSeal technology platforms, each of which will give rise to multiple medical products targeted at a number of different surgical and transplant indications. To achieve completion of these research projects and add experienced executive talent to launch the products and move the Company to new levels of growth and revenues, considerable capital resources were used.

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying financial statements.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
     for the Three and Six Months Ended December 31, 2001 and 2000 (Cont'd)

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, warranties, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. The Company recognizes revenue for BioArchive systems upon completion of training and installation of the equipment at the end-user's site. For licensing arrangements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the upfront fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write- downs may be required.

Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets whose lives are not indefinite are amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 121. SFAS No. 141 was adopted as of July 1, 2001 and had no impact on our financial statements. We will adopt SFAS No. 142 on July 1, 2002. We do not anticipate that the adoption of SFAS No. 142 will have a significant impact on our financial statements.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
          for the Three and Six Months Ended December 31, 2001 (Cont'd)

Results of Operations

Net Revenues:
Revenues for the three and six months ended December 31, 2001 were $2,467,000 and $3,984,000, compared to $1,597,000 and $2,461,000 for the fiscal 2001 periods, an increase of $870,000 or 54% and $1,523,000 or 62%, respectively. BioArchive revenues were $962,000 and $1,687,000 for the three and six months ended December 31, 2001, compared to $236,000 and $411,000 for the corresponding fiscal 2001 periods, an increase of $725,000 or 307% and $1,276,000 or 311%, respectively. There were eight BioArchive installations in the six months ended December 31, 2001 versus two for the six months ended December 31, 2000. The increase in installations is a result of the additional personnel moving the BioArchive customers through the sales process. Management believes but cannot assure, that the increase in BioArchive revenues continue to reflect the market's acceptance of its product and its ability to sell more systems at prices higher than historical average selling prices.

Cost of Revenues:
Cost of revenues as a percent of revenues was approximately 75% and 78% for the three and six months ended December 31, 2001, as compared to 77% and 87% for the corresponding fiscal 2001 periods. The year to date improvement in the cost of revenues percentage is a result of achieving higher average selling prices on the BioArchive device, disposables and accessories and the higher sales volume which absorbs more of the fixed manufacturing overhead.

General and Administrative Expenses:
General and administrative expenses were $644,000 and $1,130,000 for the three and six months ended December 31, 2001 compared to $440,000 and $855,000 for the fiscal 2001 periods, an increase of 46% and 32%, respectively. The increases were primarily the result of professional fees which includes the investor relations firm hired in September 2001. Additionally, the Company incurred moving charges associated with adding additional manufacturing facilities to meet the demands of the increasing BioArchive and freezer sales.

Selling and Service Expenses:
Selling and service expenses for the three and six months ended December 31, 2001 were $512,000 and $1,119,000, compared to $533,000 and $1,011,000 for the comparable fiscal 2001 periods, a decrease of 4% and increase of 11%, respectively. The year to date increase in selling and service expenses is due to higher sales commissions as a result of increasing revenues more than 50%, additional travel and trade show expenses to increase revenues in the BioArchive product line and launch the CryoSeal FS product line in Europe.

Research and Development Expenses:
Research and development expenses for the three and six months ended December 31, 2001 were $455,000 and $1,056,000 compared to $435,000 and $870,000 for the corresponding fiscal 2001 periods, an increase of 5% and 21% respectively. The year to date increase is primarily due to the costs associated with completing the CryoSeal FS pre-clinical trials. The Company received Investigational Device Exemption (IDE) approval from the FDA in December 2001. Management expects the research and development line item to increase with the initiation of human clinical trials.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
          for the Three and Six Months Ended December 31, 2001 (Cont'd)

Liquidity and Capital Resources

Our cash balance at December 31, 2001 was $2,251,000, a decrease of $1,293,000 from the balance at June 30, 2001. Additionally, the short-term investment balance has decreased $1,822,000 since June 30, 2001. The cash and short-term investments were used to fund operations and other cash needs of the Company. In addition to product revenues we have primarily financed our operations through the private placement of equity securities. Since its inception, the Company has raised approximately $44 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of December 31, 2001, the Company has no off-balance sheet arrangements.

Net cash used in operating activities for the six months ended December 31, 2001 was $3,029,000. The expenditures were the result of completing the CryoSeal FS pre-clinical trials and increasing the resources in sales, marketing and service to ensure a successful launch of the CryoSeal FS system in Europe and Canada. Inventory utilized $1,249,000 of cash as a result of purchasing materials for BioArchive systems and freezers scheduled to ship in the third and fourth quarters to continue our revenue growth. Other current liabilities provided $515,000 due to the receipt of the deposit from Aventis Bio-Services, Inc. for their approximately $2,600,000 order. Other current assets utilized $127,000 of cash primarily due to a $125,000 prepayment to a Clinical Research Organization
(CRO) for services with respect to the Company's CryoSeal FS human clinical trials. The Company anticipates utilizing the services of the CRO by the end of the fiscal year.

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

At December 31, 2001, the Company has $1.3 million outstanding in cancelable orders to purchase inventory, supplies and services for use in normal business operations and no significant outstanding capital commitments.

Backlog

The Company's cancelable backlog at December 31, 2001 was $2.3 million. The purchase order from Aventis Bio-Services, Inc. that includes 25 MP2200 freezers remaining to ship accounted for $2 million of the backlog.

Quantitative and Qualitative Disclosures About Market Risk

All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. The Company has no long-term debt or investments and therefore is not subject to interest rate risk.

PART II -  OTHER INFORMATION
Item 1.         Legal proceedings.
                In the normal course of operations, the Company may have disagreements or disputes with vendors or employees. These disputes are seen by the Company's management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on the Company's financial position, results of operations or cash flows.

Item 2.         Changes in Securities.
                None.

Item 3.         Default Upon Senior Securities.
                None.

Item 4. Submission of Matters to a Vote of Security Holders. All nominees were elected to the board of directors and all resolutions passed. The following is the results of the votes at the Annual Meeting of stockholders held January 24, 2002.

Proposal #1     Election of Directors              For              Withhold
                Philip H. Coelho                   24,204,724       412,254
                George J. Barry                    24,228,524       389,454
                James Godsey                       24,185,074       432,904
                David Howell                       24,228,274       389,704
                Hubert Huckel                      24,228,324       389,654
                Patrick McEnany                    23,860,896       757,082

Proposal #2     Approval of adoption of the 2002 Independent Directors Equity
                Incentive Plan.

                For                       Withhold                   Abstain
                21,281,256                3,236,624                  100,098

Proposal #3 Approval of amendment to the 1998 Equity Incentive Plan to add an additional 1,000,000 shares of common stock underlying that plan.

                For                       Withhold                   Abstain
                21,134,231                3,394,542                  89,205

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


                                         THERMOGENESIS CORP.
                                            (Registrant)


Dated February 8, 2002

                                           s/Philip H. Coelho
                                           Philip H. Coelho
                                           Chief Executive Officer
                                           (Principal Executive Officer)




                                            s/Renee M. Ruecker
                                            Renee M. Ruecker
                                            Vice President of Finance
                                            (Principal Financial and Accounting
                                            Officer)