Form 10-Q
period 2002-03-31
THERMOGENESIS CORP
filed 2002-05-13
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


  X      Quarterly  Report  Pursuant  to  Section 13  or 15(b) of the Securities
 ---     Exchange Act of 1934 for the quarterly period ended March 31, 2002.


                         Commission File Number: 0-16375


                               THERMOGENESIS CORP.
            (Exact name of Registrant as specified in its character)

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

        Securities registered pursuant to section 12(d) of the Act: NONE

           Securities registered pursuant to section 12(g) of the Act:

                                                          Name of each exchange
      Title of each class                                  on which registered

 Common Stock, $0.001 Par Value                           Nasdaq SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's common stock, $0.001 par value, outstanding on May 1, 2002 was 35,219,496.

                               THERMOGENESIS CORP.


                                      INDEX

                                                                     Page Number
Part I     Financial Information                                     -----------

Item 1.    Financial Statements (Unaudited):

           Balance Sheets at March 31, 2002 and June 30, 2001.................3

           Statements of Operations for the
           Three and Nine months ended March 31, 2002 and 2001................5

           Statements of Cash Flows for
           the Nine months ended March 31, 2002 and 2001......................6

           Notes to Financial Statements......................................7

Item 2.    Management's Discussion and Analysis of
           Financial Conditions and Results of Operations.....................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk. See Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II    Other Information

Item 1.    Legal Proceedings..................................................14
Item 2.    Changes in Securities..............................................14
Item 3.    Default Upon Senior Securities.....................................14
Item 4.    Submission of Matters to a Vote of Security Holders................14
Item 5.    Other Information..................................................14
Item 6.    Exhibits and Reports on Form 8-K...................................14

Signatures ...................................................................15

PART I -  FINANCIAL INFORMATION

                               THERMOGENESIS CORP.
                                 Balance Sheets
                                   (Unaudited)

                                              March 31,             June 30,
                                                2002                  2001
                                           ---------------       ---------------
ASSETS

Current Assets:

Cash and cash equivalents                     $6,092,000            $3,544,000

Short term investments                         1,000,000             1,822,000

Accounts receivable, net of allowance for
  doubtful accounts of $84,000
  ($84,000 at June 30, 2001)                   2,285,000             1,369,000

Inventory                                      3,082,000             1,843,000

Other current assets                              98,000                96,000
                                           ---------------       ---------------

   Total current assets                       12,557,000             8,674,000

Equipment, at cost less accumulated
  depreciation of $2,305,000
  ($1,974,000 at June 30, 2001)                  604,000               811,000

Other assets                                      63,000                68,000
                                           ---------------       ---------------

                                             $13,224,000            $9,553,000
                                           ===============       ===============

                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                           Balance Sheets (continued)
                                   (Unaudited)

LIABILITIES AND STOCKHOLERS' EQUITY            March 31,            June 30,
                                                 2002                 2001
                                           ---------------       ---------------

Current liabilities:

     Accounts payable                        $1,055,000             $709,000

     Accrued payroll and related expenses       293,000              182,000

     Deferred revenue                           358,000              233,000

     Accrued liabilities                        690,000              452,000
                                           ---------------       ---------------

       Total current liabilities              2,396,000            1,576,000

Long-term portion of capital lease
 obligations                                     35,000               45,000

Commitments and contingencies

Stockholders' equity:

     Series A convertible preferred stock,
      $0.001 par value, 1,200,000 shares
      authorized; 158,000 issued and
      outstanding (158,000 at June 30, 2001)        --                   --

     Preferred stock, $0.001 par value;
      800,000 shares authorized; no shares
      issued and outstanding                        --                   --

     Common stock, $0.001 par value;
      50,000,000 shares authorized;
      34,941,686 issued and outstanding
      (31,794,769 at June 30, 2001)              35,000               32,000

     Paid in capital in excess of par        58,398,000           52,397,000


     Stockholder note receivable                    --              (425,000)

     Accumulated deficit                    (47,640,000)         (44,072,000)
                                           ---------------      ----------------

        Total stockholders' equity           10,793,000            7,932,000
                                           ---------------      ----------------

                                            $13,224,000           $9,553,000
                                           ===============      ================

                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended                     Nine Months Ended
                                                                  March 31,                             March 31,
                                                                              2001                                  2001
                                                           2002            (Restated)            2002            (Restated)
                                                      ----------------   ---------------    ---------------    ---------------
Net revenues                                               $2,735,000        $1,703,000         $6,720,000         $4,164,000

Cost of revenues                                            2,101,000         1,447,000          5,211,000          3,584,000
                                                      ----------------   ---------------    ---------------    ---------------
    Gross profit                                              634,000           256,000          1,509,000            580,000
                                                      ----------------   ---------------    ---------------    ---------------

Expenses:

    General and administrative                                683,000           464,000          1,813,000          1,319,000
    Selling and service                                       501,000           487,000          1,620,000          1,498,000
    Research and development                                  652,000           476,000          1,708,000          1,346,000
                                                      ----------------   ---------------    ---------------    ---------------

       Total  expenses                                      1,836,000         1,427,000          5,141,000          4,163,000

Interest expense                                                4,000           208,000             11,000            243,000
Interest income                                                 6,000            30,000             75,000             89,000
                                                      ----------------   ---------------    ---------------    ---------------

Net loss before cumulative effect of accounting
   change under SAB 101                                  ($1,200,000)      ($1,349,000)       ($3,568,000)       ($3,737,000)
Cumulative effect of accounting change under
   SAB 101                                                         --                --                 --          (282,000)
                                                      ----------------   ---------------    ---------------    ---------------

Net loss                                                 ($1,200,000)      ($1,349,000)       ($3,568,000)       ($4,019,000)
                                                      ================   ===============    ===============    ===============

Per share data:
Net loss before preferred stock dividend and
   cumulative effect of accounting change under
   EITF 00-27                                            ($1,200,000)      ($1,349,000)       ($3,568,000)       ($4,019,000)
Preferred stock dividend                                           --          (19,000)                 --           (92,000)
Cumulative effect of accounting
   change under EITF 00-27                                         --                --                 --          (580,000)
                                                      ----------------   ---------------    ---------------    ---------------

Net loss applicable to common  stockholders              ($1,200,000)      ($1,368,000)       ($3,568,000)       ($4,691,000)
                                                      ================   ===============    ===============    ===============

Basic and diluted net loss per  share before
   cumulative effect of accounting changes                    ($0.04)           ($0.05)            ($0.11)            ($0.15)
Cumulative effect of accounting change under
   SAB 101                                                         --                --                 --             (0.01)
Cumulative effect of accounting change under
   EITF 00-27                                                      --                --                 --             (0.02)
                                                      ----------------   ---------------    ---------------    ---------------
Basic and diluted net loss per common share                   ($0.04)           ($0.05)            ($0.11)            ($0.18)
                                                      ================   ===============    ===============    ===============
Shares used in computing per share data                    32,745,103        27,128,028         32,051,362         26,389,540
                                                      ================   ===============    ===============    ===============
Pro forma amounts assuming the accounting change
 under SAB 101 is applied retroactively:
Net loss applicable to common stockholders               ($1,200,000)      ($1,368,000)       ($3,568,000)       ($4,409,000)
                                                      ================   ===============    ===============    ===============

Basic and diluted net loss per share                          ($0.04)           ($0.05)            ($0.11)            ($0.17)
                                                      ================   ===============    ===============    ===============

                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows
                    Nine months ended March 31, 2002 and 2001

                                                   2002                2001
                                                                    (Restated)
                                               ---------------    --------------
Cash flows from operating activities:
    Net loss                                     ($3,568,000)      ($4,019,000)

    Adjustments to reconcile net loss to
     net cash used in operating activities:

       Depreciation, amortization and
        accretion                                    331,000           537,000
       Net change in operating assets
        and liabilities:
          Accounts receivable                       (916,000)         (799,000)
          Inventory                               (1,239,000)          431,000
          Prepaid Expenses                            (2,000)           44,000
          Other current assets                         5,000           (41,000)
          Accounts payable                           346,000           333,000
          Accrued payroll and related expenses       111,000            90,000
          Deferred revenue                           125,000           209,000
          Accrued liabilities                        238,000            71,000
                                               ---------------    --------------

       Net cash used in operating activities      (4,569,000)       (3,144,000)
                                               ---------------    --------------

Cash flows from investing activities:
    Capital expenditures                            (124,000)         (201,000)
    Maturities of short-term investments             822,000         1,740,000
                                               ---------------    --------------

       Net cash provided by investing
        activities                                   698,000         1,539,000
                                               ---------------    --------------

Cash flows from financing activities:
    Proceeds from short-term debt                     --             2,075,000
    Payments on capital lease obligations            (10,000)           (6,000)
    Exercise of stock options and warrants           141,000           316,000
    Issuance of common stock                       6,288,000             --
                                               ---------------    --------------

       Net cash provided by financing
        activities                                 6,419,000         2,385,000
                                               ---------------    --------------
Net increase in cash and cash equivalents          2,548,000           780,000

Cash and cash equivalents at beginning
 of period                                         3,544,000           810,000
                                               ---------------    --------------
Cash and cash equivalents at end of period        $6,092,000        $1,590,000
                                               ===============    ==============

Supplemental cash flow information:
    Cash paid for interest                           $10,000            $6,000
                                               ===============    ==============
Supplemental non-cash flow information:
    Issuance of stockholder note receivable           --              $425,000
                                               ===============    ==============

    Cancellation of stockholder note
     receivable                                     $425,000             --
                                               ===============    ==============

                 See accompanying notes to financial statements

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

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

For the three months ended March 31, 2002 and 2001, the Company recognized $0 and $189,000 respectively, in revenue that was included in the cumulative effect adjustment as of July 1, 2000. The effect of that revenue and related cost of revenue of $0 and $121,000 was to reduce the net loss by $0 and $68,000 during those periods, respectively. For the nine months ended March 31, 2002 and 2001 the Company recognized $138,000 and $478,000 respectively, in revenue that was included in the cumulative effect adjustment as of July 1, 2000. The effect of that revenue and related cost of revenue of $125,000 and $257,000 was to reduce the net loss by $13,000 and $221,000 during those periods, respectively. The unaudited pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactively to prior periods.

                               THERMOGENESIS CORP.
                    Notes to Financial Statements (Continued)
                                 March 31, 2002
                                   (Unaudited)

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

Inventory

Inventory consisted of the following at:

                                     March 31, 2002       June 30, 2001
                                     --------------       -------------
  Raw Materials                        $1,760,000            $929,000
  Work in process                         674,000             238,000
  Finished goods                          648,000             676,000
                                     --------------       -------------

                                       $3,082,000          $1,843,000
                                     ==============       =============

Stockholders' Equity

The Company completed a private financing on March 26, 2002, in which it received $7,008,620 before expenses, $500,000 of which was received after March 31, 2002. The proceeds from the offering were received from the sale of 3,504,310 shares of common stock at $2.00 per share and issued five year warrants to the purchasers representing the right to acquire an additional 700,862 shares of common stock at $3.07 per share. The warrants vest immediately.

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

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
           for the Three and Nine Months Ended March 31, 2002 and 2001

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

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2002 and 2001 (Cont'd)

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. The Company recognizes revenue for BioArchive systems upon completion of training and installation of the equipment at the end-user's site. For licensing arrangements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the upfront fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2002 and 2001 (Cont'd)

Results of Operations

Net  Revenues:
Revenues for the three and nine months ended March 31, 2002 were $2,735,000 and $6,720,000, compared to $1,703,000 and $4,164,000 for the fiscal 2001 periods, an increase of $1,032,000 or 61% and $2,556,000 or 61%, respectively. BioArchive revenues were $2,262,000 for the nine months ended March 31, 2002, compared to $1,017,000 for the corresponding fiscal 2001 period, an increase of $1,245,000 or 122%. There were ten BioArchive installations in the nine months ended March 31, 2002 versus six for the nine months ended March 31, 2001. The increase in installations is a result of the additional personnel moving the BioArchive customers through the sales process. Management believes, but cannot assure, that the increase in BioArchive revenues continue to reflect the market's acceptance of its product and its ability to sell more systems at prices higher than historical average selling prices. Freezer revenues were $1,342,000 and $2,271,000 for the three and nine months ended March 31, 2002, compared to $361,000 and $1,169,000 for the corresponding fiscal 2001 periods, an increase of $981,000 or 272% and $1,102,000 or 94%, respectively. The increases are primarily due to a large order received from Aventis Bio-Services, Inc.

Cost of Revenues:
Cost of revenues as a percent of net revenues was approximately 77% and 78% for the three and nine months ended March 31, 2002, as compared to 85% and 86% for the corresponding fiscal 2001 periods. The improvement in the cost of revenues percentage is a result of achieving higher average selling prices on the BioArchive device, disposables and accessories and the higher sales volume which absorbs more of the fixed manufacturing overhead.

General and Administrative Expenses:
General and administrative expenses were $683,000 and $1,813,000 for the three and nine months ended March 31, 2002 compared to $464,000 and $1,319,000 for the fiscal 2001 periods, an increase of 47% and 37%, respectively. The increases were the result of professional fees which includes the investor relations firm hired in September 2001 and additional personnel. Additionally, the Company incurred moving charges and higher facility costs.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2002 and 2001 (Cont'd)

Selling and Service Expenses:
Selling and service expenses for the three and nine months ended March 31, 2002 were $501,000 and $1,620,000, compared to $487,000 and $1,498,000 for the comparable fiscal 2001 periods, an increase of 3% and 8%, respectively. The increase in selling and service expenses is due to higher sales commissions as a result of increasing revenues more than 60%, additional travel and trade show expenses to increase revenues in the BioArchive product line and launch the CryoSeal FS product line in Europe.

Research and Development Expenses:
Research and development expenses for the three and nine months ended March 31, 2002 were $652,000 and $1,708,000 compared to $476,000 and $1,346,000 for the corresponding fiscal 2001 periods, an increase of 37% and 27% respectively. The increase is primarily due to the costs associated with completing the CryoSeal FS pre-clinical trials and the initiation of the human clinical trials. Management expects the research and development line item to increase as the human clinical trials continue.

Liquidity and Capital Resources

At March 31, 2002, the Company had a cash balance of $6,092,000, short term investments of $1,000,000 and working capital of $10,161,000. This compares to a cash balance of $3,544,000, short term investments of $1,822,000 and working capital of $7,098,000 at June 30, 2001. The Company raised net proceeds of $6,288,000 through the private placement of common stock in March 2002 and an additional $500,000 in April 2002. The cash and short-term investments were used to fund operations and other cash needs of the Company. In addition to product revenues, we have primarily financed our operations through the private placement of equity securities. Since its inception, the Company has raised approximately $51 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of March 31, 2002, the Company has no off-balance sheet arrangements.

Net cash used in operating activities for the nine months ended March 31, 2002 was $4,568,000. The expenditures were the result of completing the CryoSeal FS pre-clinical trials, initiating the human clinical trials and increasing the resources in sales, marketing and service to ensure a successful launch of the CryoSeal FS system in Europe and Canada. Accounts receivable utilized $916,000 of cash due to increasing revenues. Inventory utilized $1,239,000 of cash as a result of purchasing materials for BioArchive systems and freezers scheduled to ship in the fourth quarter to continue our revenue growth.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2002 and 2001 (Cont'd)

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

At March 31, 2002, the Company has $1 million outstanding in cancelable orders to purchase inventory, supplies and services for use in normal business operations and no significant outstanding capital commitments.

Backlog

The Company's cancelable backlog at March 31, 2002 was $1.9 million. The purchase order from Aventis Bio-Services, Inc. accounted for $1 million of the backlog.

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

Item 2.           Changes in Securities.
                  On March 26, 2002, the Company, pursuant to a private placement with certain institutional investors and holders of Series A Preferred with participation rights ("Private Placement") sold 3,504,310 shares of common stock at $2.00 per share and issued five year warrants representing the right to acquire an additional 700,862 shares of common stock, in the aggregate, at an exercise price of $3.07 per share, for gross proceeds of approximately $7,008,620, before deducting expenses in the offering. The Company will use the net proceeds from the offering for general corporate purposes and working capital during its human clinical trials to support the Company's claims for the CryoSeal Fibrin Sealant System. The Private Placement was made in reliance on the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the Securities and Exchange Commission, and comparable exemptions for sales under state securities laws. Pursuant to the terms of the offering, the Company registered the shares of common stock issued and shares of common stock issuable upon conversion of the warrants for resale by the investors.

Item 3.           Default Upon Senior Securities.
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  None.

Item 5.           Other Information.
                  None.

Item 6.           Exhibits and Reports on Form 8-K.
                  (a) Exhibits - None.
                  (b) Reports on Form 8-K
                  A report on Form 8-K for the event dated March 26, 2002 was filed on April 5, 2002 announcing the closing of the Company's Private Placement.

                               THERMOGENESIS CORP.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                THERMOGENESIS CORP.
                                  (Registrant)

Dated May 8, 2002

                                s/Philip H. Coelho
                                -------------------------------------------
                                Philip H. Coelho
                                Chief Executive Officer
                                (Principal Executive Officer)



                                s/Renee M. Ruecker
                                -------------------------------------------
                                Renee M. Ruecker
                                Vice President of Finance
                                (Principal Financial and Accounting Officer)