Form 10-K
period 2002-06-30
THERMOGENESIS CORP
filed 2002-09-27
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended: June 30, 2002

                         Commission File Number: 0-16375

                               THERMOGENESIS CORP.
             (Exact name of Registrant as specified in its charter)

          Delaware                                       94-3018487
 (State or Incorporation)                   (I.R.S. Employer Identification No.)


                              3146 Gold Camp Drive
                        Rancho Cordova, California 95670
               (Address of principal executive offices) (Zip Code)

                                 (916) 858-5100
              (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.   [X] Yes   [ ] No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [X].

Aggregate Market Value of the voting stock held by non-affiliates of the registrant based on the closing sale price on September 4, 2002 was $58,877,764.

The number of shares of the registrant's common stock, $0.001 par value, outstanding on September 4, 2002 was 35,256,146.

Documents incorporated by reference: None.

                                TABLE OF CONTENTS

                                                                     Page Number
Part I                                                               -----------

ITEM 1.       Business.........................................................3
              (A) General and Historical Development of Business...............3
              (B) Market Overview..............................................4
              (C) Corporate Strategy..........................................13
              (D) Description of the Business.................................17
              (E) Clinical Summary Status.....................................20
              (F) Competition.................................................22
              (G) Research and Development....................................23
              (H) Description of Device Manufacturing.........................24
              (I) Government Regulation.......................................25
              (J) Patents and Proprietary Rights..............................26
              (K) Factors Affecting Operating Results.........................27
              (L) Licenses and Distribution Rights............................30
              (M) Employees...................................................31

ITEM 2.       Properties......................................................31
ITEM 3.       Legal Proceedings...............................................32
ITEM 4.       Submission of Matters to a Vote of Security Holders.............32

Part II

ITEM 5.       Market for the Registrant's Common Stock and Related
                Stockholder Matters...........................................33
ITEM 6.       Selected Financial Data.........................................34
ITEM 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................35
              (A) Overview....................................................35
              (B) Results of Operations.......................................36
              (C) Liquidity and Capital Resources.............................38
ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk......39
ITEM 8.       Financial Statements and Supplementary Data.....................40
ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................62

Part III

ITEM 10.      Directors and Executive Officers of the Registrant..............62
ITEM 11.      Executive Compensation..........................................66
ITEM 12.      Security Ownership of Certain Beneficial Owners and
                Management....................................................72
ITEM 13.      Certain Relationships and Related Transactions..................73

Part IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports
                on Form 8-K...................................................74
              (A) Financial Statements........................................74
              (B) Reports on Form 8-K.........................................74
              (C) Exhibits....................................................74

                                     PART I

ITEM 1.       BUSINESS

(A)      General and Historical Development of Business

THERMOGENESIS CORP. ("the Company", "we", "our") designs, manufactures and distributes micro-manufacturing systems consisting of compact robotic devices or automated devices, and companion sterile single-use disposables that our customers use to produce products sourced from single units of blood. These biological products include hematopoietic stem cells for bone marrow rescue transplants and blood derived proteins to assist surgeons in arresting bleeding or gluing tissues.

The CryoSeal(R) Fibrin Sealant ("FS") System, which produces and dispenses a two-component fibrinogen and fibronectin rich protein "glue", received CE Mark for approval in the European community in March of 2001 and Canadian approval in May of 2001, thus allowing commercialization activities to begin in each of these important markets. After careful study of available marketing strategies, the Company has executed contracts with strategic medical device distributors and is currently undergoing its European and Canadian market launches. In addition, in July 2002 the Company announced that an independent Data Safety Monitoring Board ("DSMB"), comprised of surgeons, a bio-statistician and an ethicist, recommended proceeding with the multi-center pivotal trial for the CryoSeal FS System. The DSMB recommendation is based on the demonstrated safety of the pilot study data from patients undergoing liver resections. As a result of this recommendation, the Company is finalizing agreements with various hospitals with large liver resection practices who will conduct the trials. The Company also continues to support Asahi Medical's efforts in Japan to gain approval from the Japanese Ministry of Health and Welfare to begin human clinical trials during the current fiscal year.

The BioArchive(R) System, introduced in 1998, has been purchased by 36 umbilical cord blood stem cell banks in 17 countries to process, cryopreserve and archive therapeutic populations of hematopoietic stem cell units harvested from human placentas/umbilical cord blood to replace the bone marrow of patients suffering from leukemia, lymphoma and various genetic diseases like sickle cell anemia and thalassemia. These neonatal stem cells are free of the ethical issues surrounding embryonic stem cells. To date the Company's sales of BioArchive Systems to umbilical cord blood stem cell banks has established an available inventory capacity of more than 160,000 stem cell units. The Company estimates more than 1,000,000 stem cell units will be required in order to build the stem cell unit inventory that will contain the Human Leukocyte Antigen ("HLA") diversity required to meet the world's need for this important new life giving therapy. More than four years after the initial launch of the BioArchive System, it remains the only totally integrated stem cell processing and robotic, cryo-preservation system available to umbilical cord blood banks.

Initially, the Company developed medical devices for ultra rapid freezing and thawing of blood components, which are manufactured and distributed to blood banks and hospitals around the world. Beginning in late 1993, and with accelerated research and development ("R&D") efforts from 1996 to 1999, the Company completed two new technology platforms (BioArchive System and the CryoSeal System), each of which is designed to produce multiple biological products targeted at serious diseases and surgical applications. These two technology platforms are viewed by the Company as micro-manufacturing systems, that utilize single use sterile disposable containers to produce biological products composed of stem cells, proteins, enzymes or growth factors with potential therapeutic applications for treatment of serious human disease.

The Company's R&D efforts in fiscal year 2002 focused on the development, manufacturing transfer and regulatory activities of supporting products for the

CryoSeal FS System. The CryoSeal FS System includes a variety of sterile single use disposable products including the CP-3 plasma processing set, which is used to harvest both components of the surgical "glue" (cryoprecipitate and thrombin) from a single unit of autologous (the patient's) or allogeneic (single donor) plasma when loaded into our automated CS-1 processing device. The Thrombin Activation Device ("TAD"), which is integrated into the design of the CP-3, utilizes proprietary enzyme extraction technology to enable the simultaneous preparation of the second component of the two-component "glue" --- 8.5 ml of activated thrombin from approximately 10 ml of plasma while the first component, 5 to 8 ml of cryoprecipitate, is simultaneously harvested from the remainder of the plasma. The cryoprecipitate consists of the concentrated clotting and adhesive proteins fibrinogen, fibronectin, Factor VIII, von Willebrands factor, and other wound healing proteins. These two components combine to form a gel like "glue" when applied to the wound site in any of the Company's specialized sterile disposable applicators.

Since thrombin can also be used to release growth factors from platelets which have been reported to accelerate the re-growth of bone defects, the Company also completed the development of a stand-alone TAD and in 2002 entered into an OEM agreement with Interpore Cross to supply them with this product for incorporation into their existing Autologous Growth Factors ("AGF") product. The Company is pursuing other potential markets for the TAD technology.

From 1987 to 1998, the Company's primary revenues were from sales of ThermoLine products which are Ultra Rapid Blood Plasma Freezers and Thawers. These high performance devices are sold directly by the Company to hospitals, blood banks, blood transfusion centers, and plasma collection centers in the United States under FDA approval and through distributors in foreign countries. These ThermoLine products feature innovative hardware and software, but no processing disposables.

(B)      Market Overview

The Company anticipates significant growth during the next several years in the demand for cell therapy products, surgical sealants and platelet derived growth factor products sourced from individual units of donated human blood, rather than pools of thousands of units of bovine or human blood that have been purchased on the open market, which is the standard industry practice. Management believes that if the market for cell therapy expands as anticipated, that the market for its BioArchive System, including its related sterile disposables (e.g. cell storage containers and bag sets for cell collection, selection and transplantation), all of which the Company believes meet current FDA requirements, will also expand.

     (i) Cell Therapy Market

     Cell therapy will be uniquely "personalized" medicine in that the source cells will be either harvested directly from the patient (autologous) and then modified and returned or will come from a single HLA-matched donor. So, cell based therapy will be the implantation or transplantation of "patient specific" cell populations to replace, repair, augment, and/or regulate the biological function of tissues damaged by trauma, disease processes, or genetic abnormalities.

     The emerging cell therapy market will be driven in part by newly developed enabling technologies that provide cell populations that not only replace bone marrow, but also regenerate brain, nerve, bone, cartilage, and other tissues or boost the immune systems ability to combat cancers through the use of cell derived cancer vaccines. This new strategy for curing disease has dramatically changed the landscape of new drug development from that of protein-based (recombinant and fractionated proteins) to cell-based. Because of the serious potential risk of graft vs. host disease ("GVHD"), the overwhelming majority of these cell preparations will be individual-specific doses derived from single units of autologous or an HLA matched single donor blood. The chart below provides an overview of the emerging cell therapy market.


                                                  Cell Therapy Market Segments
                             -----------------------------------------------------------------------
                             |                    |                       |                        |
-----------------    -----------------    ------------------     ---------------------      ---------------------
   Enabling                                                                                   Cryopreservation/
  Technologies        Cell Selection        Cell Expansion         Cell Modification             Archiving
-----------------    -----------------    ------------------     ---------------------      ---------------------
                             |                    |                       |                        |
                             ----------------------------------|-------------------------------------
                             ----------------------------------|-------------------------------------
                             |                    |                       |                         |
-----------------    -----------------    ----------------------     -------------------     -------------------
                        Bone Marrow         Tissue Regenerating         Gene Modified          Immune Modified
    Products            Rescue Cells               Cells                    Cells                   Cells
-----------------    -----------------    ----------------------     -------------------     -------------------
Target Diseases      o  Leukemias         o  Parkinsons              o  Hemophilia           o  HIV
                     o  Lymphomas         o  Multiple Sclerosis      o  Solid Tumor          o  Solid Tumor
                     o  Genetic           o  Spinal Cord                Cancers                 Cancers
                        Diseases             Damage                  o  Alzheimers           o  Hepatitis
                                          o  Stroke                                          o  Malaria
                                          o  Myocardial
                                             Infarction
-----------------    -----------------    ----------------------     -------------------     -------------------

-----------------    -----------------    ----------------------     -------------------     -------------------
 Annual Patient
   Population            100,000+              1,000,000+                1,000,000+              1,000,000+
-----------------    -----------------    ----------------------     -------------------     -------------------

     Depending on the desired therapy(s), transferred cells may be patient-derived (autologous) or from a single HLA-typed blood donor (allogeneic); and be capable of generation of multiple cell types (pluripotent stem cells) or tissue specific precursors (progenitor cells). In many cases, cells will be isolated, grown to larger numbers, physiologically stimulated and/or genetically modified outside the body (ex vivo) prior to their therapeutic transfer to the patient. Alternatively, unmodified cells may be transferred to the desired site of action and treated with drugs, biopharmaceuticals, or gene products delivered locally (in situ) to stimulate the cells to grow, differentiate, secrete or otherwise provide the desired cell function (excrete insulin for example). In some cases, the organization of cells into tissues is facilitated by biological gels which are gradually eliminated over time (absorbable, biodegradable) and replaced by normal tissue. In all cases, the goal is to provide an appropriate mix of functionally differentiated cells in sufficient numbers and quality to improve the targeted immune system, gene activity or restore the targeted tissue function(s).

     Clinical Value of Umbilical Cord Blood Stem Cells in Bone Marrow Rescue

     The Company's BioArchive System has been adopted by most of the world's leading Cord Blood Stem Cell Banks. The clinical value of transplanting the hematopoietic stem cells found in umbilical cord blood has been well documented in the bone marrow rescue treatment of leukemias, lymphomas, diverse inherited anemias, and hypoproliferative stem cell disorders have been reported in the following peer review journal articles by our scientific and clinical collaborators - Dr. Pablo Rubinstein and Dr. Joanne
     Kurtzberg:

     o Rubinstein,  P.  "Placental  Blood-Derived  Hematopoietic  Stem Cells for
       Unrelated Bone Marrow Reconstruction." Journal of Hematotherapy. Vol. 2, 1993; 207-210.
     o Rubinstein, P et al. "Review: Stored Placental Blood for Unrelated Bone Marrow Reconstitution." Blood. Vol. 81, No. 7, April 1, 1993; 1679-1690.
     o Kurtzberg, J et al. "The Use of Umbilical Cord Blood in mismatched Related and Unrelated hematopoietic Stem Cell Transplantation." Blood Cells. Vol. 20, 1994; 275-283.
     o Rubinstein, P  et  al. "Unrelated  Placental   Blood  for   Bone   Marrow
       Reconstitution: Organization of the Placental Blood Program." Blood Cells. Vol. 20, 1994; 587-600.

     o Rubinstein, P et al. "Processing and Cryopreservation of Placental / Umbilical Cord Blood for Unrelated Bone Marrow Reconstitution." Proceedings of the National Academy of Sciences. Vol. 92, 1995; 10119-10122.
     o Kurtzberg, J et al. "Placental Blood as a Source of Hematopoietic Stem Cells for Transplantation into Unrelated Recipients." New England Journal of Medicine. Vol. 335, 1996; 157-166.
     o Rubinstein, P et al. "Initial Results of the Placental / Umbilical Cord Blood Program for Unrelated Bone Marrow Reconstitution." New England Journal of Medicine. Vol. 339, 1998; 1565-1577.
     o Rubinstein et al. "Outcomes among 562 recipients of placental-blood transplants from unrelated donors." The New England Journal of Medicine.
        Vol. 339, No. 22, November 26,   1998;   1565-1577.
     o Kurtzberg J et al. "Hematopoietic Engraftment and Survival in Adult Recipients of Umbilical-Cord Blood From Unrelated Donors." New England Journal of Medicine. Vol. 344, 2001; 1815-1822.

     The clinical outcome data support the following conclusions:

     o Cord blood stem cell transplants regularly engraft, produce low rates of GVHD and achieve survival rates comparable or superior to those from unrelated bone marrow transplants.
     o Cell dose/Kg patient weight is important for timing and incidence of engraftment; and
     o  HLA compatibility is important for engraftment and survival.
     o Cord blood stem cells can be collected without risk to any donor, HLA typed, cryopreserved and archived in banks for extended lengths of time and be immediately delivered to patients in need, thereby avoiding the delays inherent in sourcing stem cells from the bone marrow of potential donors whose names are listed in a registry and must be located and caused to endure painful procedures to perform the harvest.

     In conclusion, the Company believes it is clear that thousands of patients' lives can be saved each year if a significant inventory of umbilical cord blood units is cryo-preserved and archived, ready for immediate transplant as soon as the patient is diagnosed. Estimates vary, but there is some consensus that a cryopreserved umbilical cord blood inventory of 1 million (less than 20% of the 5.6 million potential bone marrow donors currently in the international bone marrow registries) would provide excellent HLA matches (6 of 6 or 5 of 6) and high cell doses (greater than 2.5 X 107 cells/Kg body mass) to the tens of thousands of patients annually which physicians wish to treat with a stem cell transplant.

     Transplant candidates also include the patients undergoing stem cell transplants to treat solid tumor cancers (-e.g. breast cancer). It should be noted that autologous bone marrow transplant outcomes have not been superior to patients receiving only chemotherapy and radiation, presumably because at least some of the cancer cells reside within the bone marrow and are thus returned to the body after the chemotherapy and radiation treatment  and  that  the  patients  existing  immune  cells  have  already demonstrated that they were unable to defeat the cancer. This patient population would now have access to a well-matched unrelated umbilical cord blood stem cell unit which could establish a new, rather than previously-defeated, immune system to resist the re-emergence of cancer cells not killed by the chemotherapy and radiation treatment.

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

     Umbilical Cord Blood vs. other sources of hematopoietic stem cells

     There are two typical sources of hematopoietic stem cells currently utilized in bone marrow rescue therapy: 1) adult stem cells sourced invasively from the donors bone marrow or peripheral blood, and 2) neonatal stem cells sourced from placental umbilical cord blood. Clinical consensus is building that umbilical cord blood is the best source of hematopoietic stem cells.

--------------------------------------------------------------------------------
       Source                       Advantages              Disadvantages
--------------------------------------------------------------------------------
 Neonatal Stem Cells         -   Readily available         -   Number  of  cells
 Umbilical Cord Blood        -   No donor risks                limited by volume
                             -   Long telomeres                of collected
                             -   Large proliferative           blood (~80 ml)
                                 capacity
                             -   Less GVHD in
                                 allogeneic patients
                             -   Low risk of
                                 infectious disease
--------------------------------------------------------------------------------
  Adult Stem Cells           -   Readily available         -   Risk   to   donor
                             -   Large number of cells         during extraction
                                                           -   Significant  risk
                                                               of     infectious
                                                               disease
                                                           -   Significant
                                                               chronic and acute
                                                               GVHD
                                                           -   Short   telomeres
                                                           -   Low proliferative
                                                               capacity
--------------------------------------------------------------------------------

     One of the major advantages with umbilical cord blood stem cells is that they are harvested from the placenta/umbilical cord after birth of a newly delivered baby and until recently, normally discarded as biologic waste. Without risk or pain to the donor, harvests can take place in all hospitals in which babies are born. They can be banked in large numbers throughout the ethnic populations of the world to optimize the probability of finding an HLA match for every patient soon after diagnosis.

     The Market Need for Umbilical Cord Blood Stem Cell Banks

     The Company believes the market for the BioArchive System will be predominately driven by the demand for umbilical cord blood stem cell donations to build an HLA diverse inventory sufficient to service the transplants needed for bone marrow rescue therapy. More recently, umbilical cord blood has been reported to contain additional stem cells which may have advantages over embryonic stem cells as a means of producing highly valuable cell populations to treat many previously incurable lethal diseases such as Parkinson's disease, Alzheimer's disease and diabetes. This is a new and still emerging market.

     Umbilical cord blood samples are collected by draining blood from the placenta and umbilical cord, which previously had been considered medical waste. The stem cells are then concentrated within a final volume of 20 ml typically using the Company's proprietary sterile disposable processing bag sets.

     In order to achieve an optimum tissue match with patients of diverse ethnic backgrounds, a large number of umbilical cord blood samples must be banked, catalogued, and available for retrieval. Statistical analysis suggests that one million samples, harvested throughout the world, will provide sufficient volume and diversity to produce a high cell dose and an excellent tissue match for 95% of the world's patients who may require a transplant. These two factors, individually, and especially in combination, significantly increase the likelihood of patient survival. The Company is aware that the health authorities in most industrialized countries have already or intend to establish umbilical cord blood stem cell banks which are building towards this one million sample inventory.

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

                      Cell Therapy Product Production Cycle

---------------------
 Collection of Cells
---------------------
         |
---------------------       ---------------------      -----------------------
                              Cell Selection
                                  and/or
 Cryopreservation/     __     Cell Expansion       __     Cryopreservation/
    Archiving                     and/or                     Archiving
                             Cell Modification
---------------------       ---------------------      -----------------------
                                                                 |
                                                       -----------------------
                                                       Thawing, Transfusion of
                                                                Cells
                                                       -----------------------

          1. Cryopreservation/Archiving

          The ability to deliver cell populations optimized for numbers (recovery) and viability exactly at the time a patient is optimally prepared to receive them will be a critical factor in successful cellular therapy. Compared to proteins that can be lyophilized and stored at room temperature for long periods of time without loss of function, the viability of cells at room temperature and even at refrigerated temperature is short and fragile. The BioArchive technology enables the processing, cryopreservation and archiving of single unit patient cell specimens in liquid nitrogen (-196 degree centigrade) without harmful Transient Warming Events ("TWE's"). This should be beneficial for the logistical flexibility and therapeutic efficacy needed to ensure the future growth of the industry.

          2. Cell Selection

          An adequate supply of high-quality purified cell types requires cell selection methods capable of isolating rare or unique cells.

          In order to remove only a specific  cell,  scientists  had to first be able to reliably identify the cell. Once the cells could be identified, it would then be possible to develop techniques that removed the target cells from other cells in the collection.

          Currently, several methods are used for the clinical purification of cell subsets. These methods can separate cells from bone marrow, peripheral blood stem cell collection and whole blood (for stem cells and immune cells, or umbilical cord blood, or embryonic stem cells). The process of cell selection can be used for the following four applications:

          1. Remove excess red cells and plasma leaving all the mononuclear cells (which includes the hematopoietic stem cells) in a fixed small volume.
          2. Separate only desired cell type from a population of cells.
          3. Extract a stem cell at a specific stage of differentiation or a dendritic cell at a specific stage of maturation.
          4. Deplete tumor cells that may be contaminating the cell preparation.

          The major objective of any cell selection or purification system is the recovery of a pure, viable cell population without significant loss of target cells. The BioArchive method of cell selection (No.1 above) is embodied in the Company's sterile, single use cell processing bag sets that are being sold to cord blood banks through out the world.

          3. Cell Expansion

          The major challenge for clinical application of hematopoietic stem cells from cord blood is ex vivo expansion. Expansion of rare cells is an attractive strategy to ensure that there are enough stem cells for rapid engraftment, even in large adults, when the initial numbers collected from a unit of cord blood or a donor are too small to achieve the required therapeutic benefit.

          Although there has been recent progress toward development of clinically useful protocols for stem cell expansion, there is to date no clinical trials that confirm the efficacy of such procedures. Stable in vitro maintenance of the stem cell characteristic over many doublings of the population would also allow for genetic manipulation. The Company's proprietary freezer bag which is currently sold worldwide is specifically designed to address this potentiality.

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

     (ii) The Commercial Fibrin Sealant (Glue) Market

     Fibrin sealants are a type of protein gel used by surgeons as hemostatic agents (material used to control or stop bleeding) or to glue tissue together during surgery. While sutures and staples will bring tissue edges together very effectively, they do not have inherent sealing and clotting activity.

     Fibrin sealant is a gel typically formed by mixing purified fibrinogen and thrombin. Fibrin is completely resorbed by the body. Its physical/mechanical properties enable it to serve both as a hemostatic (clot-forming) agent and sealant (biologic glue). The formation of a fibrin clot is a natural wound healing mechanism of the body, and therefore completely natural - it is the body's own acute tissue adhesive. Fibrin dissolves over the four weeks following surgery in such a way as to allow blood to provide nutrients and healing factors to the cut tissue edge, and nothing else in the surgeon's armamentarium provides this capability.

     Conventional "first generation" fibrin sealants are used today for a wide variety of surgical procedures. These include the major blood-loss surgeries of the cardiovascular, pulmonary, and liver regions. Fibrin sealants are used to seal needle holes, pulmonary leaks, and to seal slow oozing wounds. Fibrin sealants provide excellent adhesion for skin graft, plastic surgery procedures, and sealing the dura to prevent cerebral spinal fluid leaks.

     Current Market Spending for Fibrin Sealants

     The March 2002 MedMarket Diligence-Worldwide Wound Sealant Market Report estimated the 2001 worldwide revenue for fibrin sealants to be approximately $460 million. Calendar year 1999 was the first full year in which commercial fibrin sealants (Tisseel (Baxter) and HemaSeal (HemaCure) were sold in the United States. With the expected FDA clearance/approvals of new products and continued educational efforts by existing fibrin sealant suppliers driving growth in the number of surgical procedures using fibrin sealant in the U.S. market, the Company believes worldwide revenues should grow to over $600 million by 2007.

     In Europe and Japan, these "first generation" fibrin sealants, sourced from pooled blood plasma, have enjoyed a long-term presence and represent about 90% of the procedures utilizing surgical sealants in those markets. The cost of these fibrin sealants range between $45 and $65 per ml delivered to the wound site depending on the country and the purchasing plan. Given their cost they are typically purchased in smaller volumes of about 5 ml per procedure. Management believes that commercial fibrin sealants are used in about 300,000 European and 530,000 Japanese surgical procedures. Baxter's Tissucol (a pre-frozen version of Tisseel) has the largest share of the European market and Aventis's Beriplast has the largest share of the Japanese market.

     The Need for Biomaterials Prepared From Single Units of Blood - The automated manufacturing biological products, such as fibrin sealants, platelet gels, platelet derived growth factors ("PDGF"), thrombin and cryoprecipitate from individual units of blood or blood plasma, is a technology pioneered by the Company and possesses significant advantages in the marketplace. For example, conventional "first generation" fibrin sealant is prepared from pools of plasma purchased from more than 10,000 individuals. The risk of viral or prion transmission by blood products continues to increase each year as new infectious viruses or other pathogens are discovered. This risk rises dramatically when the source plasma is a pool of 10,000 units rather than a single unit. The potential for transmission of pathogens has now been documented in the literature.

          o "Epidemiologic evidence suggests that more than 20% of uninfected persons were subsequently infected with HPV B19 by use of fibrin sealant (commercial pooled) during surgery." Annals Thoracic Surgery 2002;73:1098-100.

          o With this recent knowledge comes concerns for the overall safety of all blood products in particular those that are pooled. For example the sometimes lethal Nile River Encephalitis virus transmitted by mosquitoes has now spread throughout most of the United States. As there is no screening test for this virus used by any blood center in the western world, the Center for Disease Control ("CDC") has now confirmed that our blood supply is being contaminated by unwitting blood donors who only experienced a flu like effect. Further, Transfusion Transmitted Virus ("TTV") is thought to be a form of hepatitis yet to be characterized and along with Parvovirus B19, is resistant to the most commonly used solvent detergent ("SD") viral inactivation technology. Prions, infectious protein particles which cause spongiform encephalopathies in cows (Mad Cow Disease) and humans (new variant Creutzfelt Jacob Disease or nvCJD), are 100% lethal to infected patients, resistant to all known forms of viral inactivation technology, elude all forms of rapid detection, and cannot be diagnosed in patients except through a biopsy of the dead victim's brain.

          o Blood products sourced from pools of human plasma often contain additional proteins, and possibly viruses derived from animals such as cows (bovine lung aprotinin and bovine thrombin are ingredients of currently available commercial sealants) or snakes (batroxibin, which is sourced from snake venom is used as a substitute for human thrombin by one sealant currently being marketed in Europe). Animal proteins may provide a vehicle for the contamination of pooled plasma products by viruses or prions (several cases have been documented where victims contracted nvCJD as a result of taking growth hormones containing bovine substances).

          o In addition, it has been reported that animal proteins in bovine source collagen have triggered allergic reactions leading to anaphylactic shock in exposed patients. Also, Factor V-based bleeding disorders have occurred in patients exposed to bovine Factor V present in commercial preparations of bovine thrombin.

          o Government restrictions on allowable blood donors has led to a shortage in the nations blood supply. The August 1999 ruling by the FDA preventing anyone who had spent extended amounts of time in the United Kingdom between the years 1980 and the present from donating blood in U.S. blood centers, was estimated at having eliminated ~500,000 donors from the U.S. donor pool. This ruling was recently expanded to a two step increase in restrictions, narrowing the window of visiting the U.K. to 3 months from 6 months, and expanding the restricted donor list to U.S. personnel stationed at military bases in Europe, and ultimately expanding the restrictions to anyone who has lived anywhere in Europe for five or more years. These restrictions can only increase the magnitude of the nation's current blood shortage. Concurrent to the ever increasing shortage of blood donors is a corresponding increase in the demand for autologous blood products, and / or products which can reduce the need for allogeneic blood products.

          o As a consequence of the ever increasing shortage of blood donors is a corresponding increase in the demand for autologous blood products, and/or products which can reduce the need for allogeneic blood products. The CryoSeal FS Platform is designed to provide a "second generation" fibrin sealant sourced from a single unit of autologous or allogeneic plasma, and with a protein composition enriched in the additional wound healing proteins fibronectin, Factor VIII, Factor XIII and von Willebrands factor.

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

     A unit of plasma is defined as the fluid portion of one unit of human blood that has been centrifuged to segregate and concentrate the red blood cells ("RBC") and platelets. The plasma fraction is then moved to a satellite bag and frozen solid at -18 degrees centigrade (or colder) within six hours of collection. Upon freezing, this plasma is labeled FFP. Ultra-rapid freezing through the point of fusion provides for optimum recovery of the labile Factor VIII proteins within FFP.

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

     Another category of customer is the facilities where plasma fractionators collect blood plasma from paid donors. These customers require large, high-capacity freezers. There are approximately 330 such facilities in the U.S. and Canada. During fiscal year 2002 Aventis BioServices, one of the world's largest fully integrated plasma collection companies, acquired 30 MP2200 and 9 MP1100 MicroCascade freezers for use in several of its newly acquired facilities. In fiscal year 1996 and 1997, Aventis purchased 76 MP2000 freezers from the Company for their 32 domestic facilities.

     (iv) The Ultra Rapid Thawer Market

     Stored Frozen RBC or FFP require thawing before their transfusion. A process of rapid homogenous thawing of frozen plasma or red blood cells is desirable so that emergency transfusions can be quickly administrated. Rapid thawing also reduces the time available for loss of labile proteins

     (i.e.--FVIII) or growth of bacteria that may have contaminated the unit during phlebotomy. Conventional thawing methods often utilize simple 37 degrees centigrade open air water baths which thaw frozen plasma slowly (i.e. ~30 minutes), and were susceptible to contamination by airborne bacteria requiring repeated decontamination of the water to maintain an acceptable environment and conditions for thawing. With the advent of the Company's Thawer product, which utilize sealed, membrane pocket Thawers, the hospital blood bank can thaw frozen blood plasma in approximately ten minutes with substantially reduced maintenance requirements.

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

(C)      Corporate Strategy

Our goal is to become the dominant developer, manufacturer and distributor of medical devices and disposables used by our customers to "micro-manufacture" therapeutically valuable biological products from individual units of blood. The term micro-manufacture refers specifically to the use of proprietary robotic or automated medical devices and sterile, single use processing disposables, to process individual units of blood or blood components into these biological products in "real time" (approximately 1 hour or less). The Company believes its enabling technologies provides the means to enter and achieve a significant market share in each biological product market that the Company enters. The Company believes that there is a rapidly growing need for these "second generation" biological products which can be micro-manufactured from individual units of whole blood, blood plasma, or platelets and has initiated an aggressive intellectual property program to ensure that the competitive advantage gained by the introduction of these new novel micro-manufacturing platforms is retained by the Company.

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

     The Company expects that within five years, more than 10,000 patients each year will be transplanted with umbilical cord blood stem cells for bone marrow rescue procedures from the global network of umbilical cord blood stem cell banks utilizing the BioArchive System. If research is able to utilize other stem cells in cord blood to produce therapeutic populations of liver, neural, brain and bone cells, the annual use of cord blood units could grow by several orders of magnitude.

     The Company's strategy for establishing the BioArchive System as the market leader for cryopreserving umbilical cord blood stem cells has eight components, including:

     (a) Provide total solution for the umbilical cord blood stem cell banking marketplace:

          o The BioArchive System (Instrument, computer, ancillary equipment, and processing disposables) provides the umbilical cord blood stem cell bank customer with all the sterile bag sets, cryoprotectants and devices needed to collect, process, cryopreserve, archive, retrieve and transfuse umbilical cord blood stem cell units for transplant.

          o A Laboratory Applications Specialists with a Ph.D. in blood transfusion medicine is available to provide total pre- and post-sales support in the form of training, troubleshooting, process improvement, assistance with system validation, preparation for accreditation audit and in-servicing support.

          o Field Service Engineers ("FSE's") provide global installation, problem diagnosis and repair services. As each BioArchive features a modem connected diagnostic software program, the FSE's can troubleshoot customer complaints in real time anywhere in the world and often resolve issues without physically being at the customers site.

          o Web page communication of technical information is available to the installed BioArchive customer base in real time through downloads via the Internet.

          o Research collaborations with cord blood banks encourage researchers to consider the Company as a partner for commercializing new product concepts.

     (b)  Use of proprietary technology as a barrier to entry, including:

          The U.S.  Patent  Office  has  issued  seven  patents  to the  Company covering the BioArchive Platform technology base. Six additional patent applications are currently under review by the U.S. Patent Office. The BioArchive's most important intellectual property includes:

          o First barcode scanning system (periscope/robotic arm) to read barcodes in Liquid Nitrogen (LN2), thus enabling positive specimen identification prior to the specimen being exposed to the cell damaging effects of TWE's.

          o Periscope motion control system enables the periscope to precisely move between ambient and -196 degrees centigrade (Liquid Nitrogen temperature) despite undergoing dramatic dimensional changes as a result of the extreme temperature shift.

          o Robotic hardware and software control systems that enable the periscope/robotic arm to place an umbilical cord blood canister at any one of 3,626 register hooks within the interior of the system's dewar with a positional accuracy of 1/1,000ths of an inch.

          o  Integrated  controlled  rate  freezer  ("CRF")  modules  enable the
             BioArchive   System   to   freeze  approximately  70%  faster  than
             conventional CRF devices.

          o An automatically updated database of specimen records, including International Society of Blood Transfusion ("ISBT") barcodes and CRF freeze profiles.

     (c) Engage international cord blood bank standards committees to adopt specifications aligned with the BioArchive Platform design:

          o The Company supports the FDA's stated intention to license hematopoietic stem cells sourced from cord blood as the first stem cell therapy product and has provided TWE data on these cells to the FDA docket for their review.

          o The Company participates directly, when invited, and indirectly through its customers who are invited to participate on committees charged with the development of regional or national standards for Cord Blood Banking.

     (d)  Construct   compelling   economic   model   which   highlights    cost
          effectiveness of the BioArchive System in comparison to alternative methods which utilize conventional cryogenic devices.

     (e) Create the awareness that the BioArchive cord blood stem cells have the highest probability of engraftment.

     (f) Present BioArchive System's ability to comply with current Good Tissue Practices ("cGTP") standard cord blood banks as a competitive advantage for BioArchive customers over cord blood banks who utilize only conventional cryogenic equipment:

          o Detail the BioArchive's features and benefits which are fully compliant with the FDA's cGTP standards, including:
             - Establishment Registration and Listing for Manufacturers of Human Cellular and Tissue-Based Products (63 FR 26744, May 14,
                1998).
             - Suitability Determination for Donors of Human Cellular and Tissue-Based Products (64 FR 52696, September 30, 1999).
             - cGTP for Manufacturers of Human Cellular and Tissue-Based Products; Inspection and Enforcement (66 FR 1508, January 8,
                2000).

     (g)  Rapidly establish global network of BioArchive-based cord blood banks:

          o From May of 1998 to June 30, 2002, the Company has installed 45 BioArchive Systems in 36 cord blood banks in 17 countries.

     (h) Expand utilization of the BioArchive Platform into other cell therapy market segments:

          o Aggressively interact with researchers and start-up companies in closely related cell therapy markets, such as cancer vaccines and tissue regeneration products to understand their customer requirements in order to integrate the BioArchive System into their manufacturing processes.

          o Utilize enabling technology to gain market share among cell therapy companies- During 2001, the cell therapy market exploded onto the financial and ethical arenas. The Company is perfectly positioned to gain market share in this rapidly evolving marketplace because of its proprietary positions in key enabling technologies for cell therapy.

             -  Cryopreservation  and  Archiving-   The  BioArchive  System is a
                cryopreservation technology that has been developed to enable the individual-specific cellular therapy strategies where only unique HLA-matched or autologous cell populations can save an individual patient's life.

                The BioArchive System is able to start and stop "the biological clock" of cells in order to optimize a verifiable and validated manufacturing process and to preserve the cells until the optimum moment to transplant the patient without comprising cell viability. These capabilities will be critical for a company seeking FDA licensure for their cell therapy products.

             - Cell Selection- The Company, in collaboration with the New York Blood Center ("NYBC"), has developed a single use disposable bag set with companion cryoprotectant, that is being used in 17 countries to select therapeutic doses of hematopoietic stem cells from umbilical cord blood. The Company is seeking partners or technology to enable the separation of specific subgroups of stem cells within umbilical cord blood.

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

     (ii) Strategy Fibrin Sealant Market

     The Company's market penetration strategy for the CryoSeal FS System has five main elements:

     (a) Where regulatory standards permit, the Company will offer either autologous or allogeneic CryoSeal Fibrin Sealant in order to penetrate the entire fibrin sealant market.

     (b) The target customer for the CryoSeal FS System is the component producing blood center either within the largest surgery hospital or regional blood centers that supply blood components to multiple hospitals.

     (c) The Company's blood component producing center distribution strategy significantly reduces its dependence on large corporate partners.

     (d) The newly designed CP-3 processing disposable allows up to four overwrapped fibrin sealant kits to be produced from one unit of plasma
         - thus improving the ease of use and reducing costs.

     (e) The CryoSeal Platform lends itself to the development of other important therapeutic biomaterials from a single unit of human blood, including: (a) autologous Platelet Derived Growth Factors for the treatment of chronic skin ulcers, including diabetic skin ulcers, venous stasis skin ulcers and decubitis (bed sores) skin ulcers, (b) individual thrombin preparations for use in general hemostasis as well as in the preparation of platelet gel preparations, and (c) autologous fibrin sealant in extremely small volumes for use in plastic surgery, eye surgery, oral surgery, etc. markets unserved by the currently available commercial fibrin sealants.

In order to implement our strategy the Company signed an exclusive sales distribution agreement with Dideco for sales in Europe and the Middle East. The Company has signed a separate agreement for distribution in Sweden and Norway. In August of 2002 the Company signed an exclusive distribution agreement for Canada with Minogue Medical, a well-respected surgical specialty device distributor. Management of the daily sales and marketing efforts of these distributors will be handled by Company Sales and Marketing Management who are dedicated to the CryoSeal Launch and are physically located in Europe and North America.

     (iii) Strategy for Ultra Rapid Plasma Freezer & Thawer Markets

     The Company's market penetration strategy for the ThermoLine Plasma Freezers and Thawers includes the following activities:

     (a) Hiring a field sales executive for North America to call on National Accounts including the American Red Cross and United Blood Service. Our existing telesales personnel have been developed into a combination of outside and inside sales function providing the Company with much needed personal interaction with our customer base. The impact has been increased customer satisfaction, and renewed sales activities from the installed customer base. Internally, the Company made incremental investments in the telemarketing personnel, computer software and contact database(s) to ensure maximum sales coverage and lead follow-up. Additionally, for the European and Asian markets, dedicated sales executives were put in place to ensure optimal support to distributors for the Ultra Rapid Plasma Freezers and Thawers, and to call on existing and potential new accounts to create more demand for these products.

     (b) Developing incremental improvements to the freezers, including the development of the:

          o MP2200 model features semi-automatic defrost and cleaning (filtration) of the heat transfer liquid to improve the operational reliability of the freezer and lower overall system operational costs. This model was introduced during the fiscal year to our Aventis customers and has been modified to the requirements of our customers located in blood centers.

(D)      Description of the Business

     (i)  BioArchive Platform Products

     The BioArchive System provides the means for cord blood banks to collect, process, cryopreserve, and retrieve for transplantation a readily accessible inventory of individual units of HLA typed, infectious and genetic disease screened, cord blood stem cell specimens. Cord blood derived stem cells have been proven to be comparable or superior to bone marrow derived stem cells for the treatment of diseases such as leukemia, lymphoma and genetic disorders such as sickle cell anemia and thalassemia. The BioArchive System was designed to improve, standardize and automate what had previously been a primitive and totally manual process for collecting, processing and cryo-preserving cord blood. The Company's collection and processing disposables are licensed to Pall Corp. for manufacturing and distribution in the USA and Europe, and Nipro Corporation in Japan. The proprietary collection and processing bag sets used in conjunction with the BioArchive System's integrated CRF technology allows a stem and progenitor cell recovery viability to be greater than 90%. The NYBC is a co-developer of this technology and has participated in the validation of key performance parameters of the BioArchive System.

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

     (b) Canister Sleeve: The insulated canister sleeve is inserted into the retrieval cartridge prior to a specimen retrieval. During the retrieval process, the -196 degrees centigrade canister is robotically retrieved from its storage address and inserted into the insulated canister sleeve; where it protects the contents of the canister from warming and cushions the canister from physical shocks.

     (c) Overwrap Bag: The overwrap bag is formed from -200 degrees centigrade glass transition plastic and provides a secondary barrier against contamination by pathogens.

     (ii)     CryoSeal Platform Products

     The CryoSeal FS System prepares a surgical sealant, referred to as fibrin sealant, from a single unit of human plasma in about an hour. The CryoSeal FS System is comprised of a freestanding, portable instrument, the CS-1, which in conjunction with the CP-3 plasma processing disposable and a proprietary reagent, prepares both components (fibrinogen-rich cryoprecipitate and thrombin) of a fibrin sealant from a single unit of human plasma. The plasma may be sourced from the patient (autologous) or from a single donor (allogeneic). The CryoSeal Fibrin Sealant may be prepared on the day of surgery or up to six months prior to surgery, providing it is stored frozen at -18 degrees centigrade or colder. Using allogeneic plasma, each CP-3 enables the operator to prepare up to four individual Fibrin Sealant kits ranging in volume from 1 ml to 6 mls, from a single unit of plasma. Additionally, the Company has developed a series of specially designed disposable fibrin sealant applicators (the FS Applicator System) to apply the fibrin sealant to the surgical site in the operating room.

     (a) CS-1 Instrument: The CryoSeal FS System instrument (referred to as the CS-1) is a compact, upright device that semi-automatically prepares Cryoprecipitate and Thrombin from a single unit of human plasma. The CS-1 instrument requires the CP-3 plasma processing disposable and Thrombin Reagent to function. The CS-1 consists of the following key subsystems:

          o  Heat transfer plate
          o  Heat transfer plate rocking mechanism
          o  Refrigeration unit
          o  Heater mechanism
          o  Vacuum system
          o  Peristaltic pump
          o  Microprocessor control system
          o  User interface display panel and operation buttons
          o  TAD Clips

     (b) The CP-3 Plasma Processing Disposable is comprised of three integrated subsystems, including:

          o The cryoprecipitate chamber which consists of a clear, plastic container pointed at one end, with a flat bottom and raised upper portion containing a 0.2 micron filtered air vent.

          o The TAD which features a tubular reaction chamber where 10 ml of plasma is mixed with proprietary beads and a proprietary Thrombin Reagent to form activated thrombin. Two valves control the directional flow of thrombin solution through a filter to remove polymerized protein.

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

          o The Metered Applicator consists of a pistol-like handle into which are placed the 3cc syringes containing the thrombin and cryoprecipitate preparations. The Metered Applicator allows precise control of the fibrin sealant dosing. The Non-Metered Applicator consists of the above two 3cc syringes physically connected to one another by both an end-cap, which doubles as a thumb rest, and a frame that provides finger holds. The Non-Metered Applicator is suitable when the surgeon desires to apply fibrin sealant over a large surface area in minimal time.

          o The FS Applicators possess two types of dispensing tips: a) the Spray Tip, which is offered in 3 styles (ST-2, ST-3, and ST-4), each providing specific levels of pre-mixing of the CryoSeal Fibrin Sealant prior to aerosolization, which in turn produces clot times from instantaneous to several seconds, and b) the Line/Drop Tip, which is offered in 2 models (DT-5 and DT-10), for laparoscopic application of CryoSeal Fibrin Sealant. The Spray Tip is designed to apply a homogeneous layer of CryoSeal Fibrin Sealant over a large surface area in a short timeframe, while the Line/Drop Tip is designed to apply CryoSeal Fibrin Sealant to a small surface area.

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

     (b) USA In Vivo Tests: Patient outcome data derived from patients receiving PCB transplants prepared with the Company's processing bag sets (manufactured and distributed by Pall Medical Corporation) and the BioArchive cryopreservation device will be provided to the FDA by the umbilical cord blood stem cell banks under the terms of their Investigational New Drugs ("INDs") in the United States. These centers include the NYBC and the NIH Cord Blood Bank at Duke University Medical Center.

     (c) Foreign In Vivo Tests: It is anticipated that similar patient outcome data will be provided to the appropriate regulatory authorities directly by the Cord Blood Banks in each foreign country in which the BioArchive Systems are in operation.

     (ii) CryoSeal FS System:

     (1) As of July 15, 2001 the Company successfully completed the three pre-clinical studies designed to characterize CryoSeal Fibrin Sealant for our Investigational Device Exemption ("IDE") submission to the FDA:

          o Chemical Characterization of the Thrombin and Fibrinogen-rich Cryoprecipitate. In vitro assays were performed to demonstrate the reproducibility of the system and its performance across a significant sampling of donor plasmas, the impact of system variables on system performance, including fresh vs. frozen plasma, starting plasma volume and the type of anticoagulant present, the protein composition as well as the short and long term stability of the final thrombin and cryoprecipitate preparations.

          o Determination of Tensile Strength of the Thrombin and Fibrinogen-rich Cryoprecipitate. In vitro tensile (mechanical) strength measurements were performed on CryoSeal Fibrin Sealant, as well as a commercial fibrin sealant, using equipment designed for such purpose.

          o Demonstration of Pre-Clinical Efficacy of CryoSeal Fibrin Sealant during Pig Liver Resectioning. An in vivo animal model, pig liver resectioning, was performed to refine the technique of applying the CryoSeal Fibrin Sealant to the surgical site, determination of the time to hemostasis and the demonstration of safety of the procedure.

     (2) In March of 2001, CE Mark approval was granted by the Company, thus approving the CryoSeal FS System for commercial activities within the European Community. A number of European clinical studies are planned during the fiscal year 2003 to demonstrate the product's efficacy with a wide array of surgical procedures.

     (3) In May of 2001, a license was granted by the Canadian government approving CryoSeal FS System for commercialization within Canada. A number of Canadian clinical studies are planned during the fiscal year 2003 to demonstrate the product's efficacy with a number of different surgical procedures.

     (4) In August 2001 an IDE was filed with the FDA requesting approval to initiate phase III human clinical trials for liver resectioning. The filing and the approval of the results of the phase III clinical trials will enable the Company to immediately initiate commercial activities for the CryoSeal FS System in the United States.

     (5) On July 31, 2002, the Company announced that an independent DSMB, comprised of surgeons, a biostatician and an ethicist, recommended proceeding with the multi-center pivotal trial for the CryoSeal FS System. Other than initial filing of applications and final agency approval of such applications, the Company does not comment on the day-to-day details of ongoing clinical activities.

(F)       Competition

     (i)  Cord Blood Banking and Cell Therapy

     The Company believes that the competition for selling equipment and disposables to the cell therapy market, as well as the commercial and public umbilical cord blood stem cell banking market is limited to manufacturers of individual cryogenic components (dewars, controlled rate freezers, etc.) of conventional systems, such as Taylor Wharton and MVE. Four years after initiating commercial activities with the first totally integrated cryopreservation system (BioArchive System) for umbilical cord blood stem cell banking, the competition is the same: manufacturers of individual conventional cryogenic equipment such as dewars, controlled rate freezers, etc. The vast majority of cell therapy companies rushing to initiate human clinical trials are utilizing a variety of existing cell selection and cryogenic manufacturing and delivery processes that limit their attractiveness with regards to product expiration dating, patient scheduling and actual product design. The Company anticipates greater demand for the BioArchive System and compatible disposables as cell therapy companies work to develop products that are more end user friendly and provide the manufacturer with greater logistical flexibility. This could lead to other competitors emerging to provide various products which deliver one or more of the needed enabling technologies for the future growth of the cell therapy industry.

     (ii)  Commercial Fibrin Sealants

     The Company is aware of six companies which have developed or are developing commercial fibrin glues: Baxter, Hemacure, Aventis, American Red Cross, Vivolution and Omrix Pharmaceuticals. To date, only Baxter and Hemacure have received FDA approval to market their products in the US. In addition, Cohesion Medical and Fusion Technologies produce similar products that are biological sealants, but are not true fibrin sealants in that they do not provide concentrated fibrinogen to the wound site, which significantly reduces their visco-elastic and burst strength relative to fibrin sealants. Furthermore, both products contain bovine thrombin and bovine collagen, which increase the risk of transmission of non-human viruses and prions. In addition, Focal's FocalSeal-L a synthetic sealant made from polyethyl glycol ("PEG"), received FDA approval in May 2000 for sealing air leaks in lungs.

     (iii)  Freezers:  North American Competitors

     In North America, the three major manufacturers of plasma freezers are the Company, SPX/SGA Division and Forma Scientific. ThermoGenesis Corp. utilizes a liquid heat transfer freezing method while Forma Scientific and SPX use an air blast freezing method.

     (iv)     Thawers:  North American Competitors

     In North America, the four major manufacturers of plasma thawers are the Company, Helmer, Cytotherm and Genesis. Management's view of the relative technologies follows:

------------------------------------------------------------------------------------------------------------------
      Company                  Thawing Method                  Advantage                   Limitations
------------------------------------------------------------------------------------------------------------------
THERMOGENESIS CORP.        o Membrane pockets            o Rapid thaw                 o Unit capacity
                             and semi-closed system      o Low maintenance              limited to number of
                           o Heat transfer fluid         o Plasma is contained          pockets
                                                           in membrane pocket
------------------------------------------------------------------------------------------------------------------
Helmer                     o Water bath                                               o Contamination of
                           o Open air system                                            water
                                                                                      o Frequent water
                                                                                        changes
                                                                                      o Longer thaw period
------------------------------------------------------------------------------------------------------------------
Cytotherm-Water Bath       o Water bath                                               o Same as Helmer
                           o Open air system

Cytotherm-Dry System       o Hot Water bladders          o Plasma is not              o Unit Capacity
                           o Sequential                    exposed to water           o Longer thaw period
                             compression
------------------------------------------------------------------------------------------------------------------
Genesis                    o Water Bath                                               o Same as Helmer
                           o Open Air System
------------------------------------------------------------------------------------------------------------------

(G)      Research and Development

The future R&D activities of the Company will be devoted to the completion of the CryoSeal FS System's human clinical trial for the control of bleeding during liver resectioning surgery, investigation of the use of the CryoSeal FS product to include preterm premature rupture of membranes ("PPROM"), and the development of two new products derived from the BioArchive research programs.

o The Automated Cell Separation System (Smart Bag(TM)) is a new platform sterile disposable blood processing system that will improve therapeutic efficacy of hematopoietic stem cell transplantation through improving recovery and viability of hematopoietic stem cell ("HSCs") and progenitor isolated from umbilical cord blood ("UCB"). This device and sterile disposable processing set will be designed with these features: 1) a closed, sterile system to promote good manufacturing practices ("GMP"); 2) a sensor with microprocessor controlled intelligence to differentiate blood components (e.g., plasma, red blood cells, white blood cells, including stem cells) and meter them into separate containers; 3) a single centrifugation step to reduce production time, give consistent yields, and improve stem cell recovery. All separation will occur during the centrifugation process. The Smart Bag will be targeted at existing BioArchive customers. After the commercialization of the stem cell device, research will continue developing a variant for use in the recovery of platelets from whole blood.

o BioArchive Cell Therapy System: The BioArchive platform will be modified to cryopreserve various classes of human blood cells that have been temporarily removed from the patient's body. These cells can then be immunogenically or genetically altered in order to boost the patient's ability to fight off a deadly disease, such as cancer. The target market is the many start-up companies that have recently moved into this potentially very large and long term market.

The Company has incurred R&D expenses of $2,283,000, $1,782,000, and $1,624,000 for fiscal years ending June 30, 2002, 2001 and 2000, respectively.

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

     Instrument Manufacturing- ThermoGenesis manufactures the BioArchive instrument, the Auto-Expressor, CS-1 instrument, Ultra Rapid Plasma Freezers and Ultra Rapid Plasma Thawers at its Rancho Cordova, CA facility. The Company assembles the hardware from multiple subassemblies supplied by a wide base of skilled suppliers. However, the Company manufactures certain sub-assemblies, e.g., the BioArchive robotic, barcode-reading periscope, in their entirety at the Rancho Cordova facility. All parts and subassemblies are procured from qualified suppliers. Trained ThermoGenesis employees assemble products and perform final QC release based on performance criteria. All processes are monitored and either verified or validated to ensure non-conforming product is not produced.

     Disposables Manufacturing- The Company utilizes contract manufacturers that we believe have the technical capability and production capacity to manufacture our CryoSeal and BioArchive disposables.

     Thrombin Reagent and BioArchive Overwrap Bag Manufacturing- The manufacturing process for the Thrombin Reagent occurs at two different facilities, THERMOGENESIS CORP. and at a contract manufacturer. We perform the initial manufacturing processes at our manufacturing facilities. After filling and stoppering of the syringes, the syringes are shipped to our contract manufacturer where they are terminally sterilized, individually labeled and packaged. Our Quality Assurance Department is responsible for final product release. All processes associated with the manufacture of the BioArchive overwrap bag occur at the Company's manufacturing facility.

The majority of the materials used to produce the Company's products are readily available from numerous sources. Based upon current information from manufacturers, the Company does not anticipate any shortage of supply. In 1992, the Company introduced a replacement heat transfer liquid and refrigerant which is free of chlorofluro-carbons ("CFC") for use in the Company's proprietary process. The replacement chemicals are readily available and the Company does not anticipate any shortages or constraints on supplies. In the event that it becomes necessary for us to obtain raw materials from an alternative supplier, we would first be required to qualify the quality assurance systems and product of that alternative supplier.

We, as well as any third-party manufacturers of our products, are subject to inspections by the FDA and other regulatory agencies for compliance with applicable good manufacturing practices, codified in the quality system regulation, or QSR requirements, which include requirements relating to manufacturing conditions, extensive testing, control documentation and other quality assurance procedures. Our facilities have undergone an ISO inspection, in preparation for obtaining a CE Mark on our products, in addition to annual renewal inspections. Failure to obtain or maintain necessary regulatory approval to market our products would have a material adverse impact on our business. See "Factors Affecting Operating Results".

 (I)     Government Regulation

The product development, pre-clinical and clinical testing, manufacturing, labeling, distribution, sales, marketing, advertising and promotion of the
Company's research, investigational, and medical devices are subject to extensive government regulation in the United States, and also in other countries. These national agencies and other federal, state and local entities regulate, among other things, development activities and the testing (in vitro and in clinical trials), manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products.

The extent of the process required by the FDA before a medical device may be marketed in the United States depends on the classification of device. If the medical device is a Class III such as the CryoSeal FS System, the process includes the following:

     o  Extensive pre-clinical laboratory and animal testing;

     o  Submission of an IDE application;

     o Human clinical trials to establish the safety and efficacy of the medical device for the intended indication; and

     o  Submission to the FDA for approval of a Premarket Application ("PMA")

Pre-clinical tests include laboratory evaluation of product chemistry/biochemistry and animal studies to assess the potential efficacy of the product. Safety testing includes tests such as cytoxicity, biocompatibility, package integrity and stability. Pre-clinical tests must be performed by laboratories that comply with the FDA's Good Laboratory Practices ("GLP's") regulations. The results of the pre-clinical tests are submitted to the FDA as part of an IDE application and are reviewed by the FDA before human clinical trials can begin. Human clinical trials can begin when IDE approval is granted.

Clinical trials involve the application of the medical device or biologic produced by the medical device to patients by a qualified medical investigator according to an approved protocol and approval from an Institutional Review Board ("IRB"). Clinical trials are conducted in accordance with FDA regulations and an approved protocol that detail the objectives of the study, the parameters to be used to monitor participant safety and efficacy or other criteria to be evaluated. Each protocol is submitted to the FDA as part of the IDE. Each clinical study is conducted under the approval of an IRB. The IRB considers, among other things, ethical factors, the potential risks to subjects participating in the trial and the possible liability of the institution. The IRB also approves the consent form signed by the trial participants.

Medical device clinical trials are typically conducted as a phase III clinical trial. A safety pilot trial may be performed prior to initiating the phase III clinical trial to determine the safety of the product for specific targeted indications to determine dosage tolerance, optimal dosage and means of application and identify possible adverse effects and safety risks. Phase III trials are undertaken to confirm the clinical efficacy and safety of the product within an expanded patient population at geographically dispersed clinical study sites. The FDA, the clinical trial sponsor, the investigators or the IRB may suspend clinical trials at any time if any one of them believe that study participants are being exposed to an unacceptable health risk.

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

Each domestic manufacturing establishment in California must be registered with and approved by the FDA and the California State Food and Drug Branch. Domestic manufacturing establishments are subject to biennial inspections by the FDA and annual inspections by the State of California for compliance with current good manufacturing practices. We are also subject to U.S. federal, state, and local regulations regarding workplace safety, environmental protection and hazardous materials and controlled substance regulations, among others. The Company has a California Environmental Protection Agency Identification number for the disposal of bio-hazardous waste from its research and development bio lab.

Some of our products which have a lower potential safety risk to the intended user or patient, and which have similar, competitive products previously cleared by the FDA for the same intended indication, may utilize a simpler and shorter regulatory path called a 510(k) application to gain commercial access to the marketplace. The 510(k) differs from the PMA process primarily in the lack of a requirement for performance standards or to perform human clinical trials, however, laboratory data and safety data for the proposed product are still required to be submitted to the FDA for review. This regulatory process requires that the Company demonstrate substantial equivalence to a product which was on the market prior to May 29, 1976, or which has been found substantially equivalent after that date.

Some of our products that have minimal risk to the intended user and do not involve direct patient interaction may be deemed by the FDA as being exempt from FDA review. These products still require compliance with good manufacturing practices, also known as the Quality System Regulations ("QSR's"). Products manufactured in the United States which have not been cleared by the FDA through a 510(k) submission, or which have not been approved through the PMA process, must comply with the requirements of Section 801 or Section 802 of the Food Drug and Cosmetic Act ("FDCA") prior to export. These devices which are capable of being cleared by the FDA under a 510(k) submission do not require FDA approval for export; however, the Company's products must still comply with certain safety and quality system requirements.

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

(J)      Patents and Proprietary Rights

The Company believes that patent protection is important for products and potential segments of its current and proposed business. In the United States, the Company currently holds 18 patents, and has nine (9) patents pending to protect the designs of products which the Company intends to market. There can be no assurance, however, as to the breadth or degree of protection afforded to the Company or the competitive advantage derived by the Company from current patents and future patents, if any. Although the Company believes that its patents and the Company's existing and proposed products do not infringe upon patents of other parties, it is possible that the Company's existing patent rights may be challenged and found invalid or found to violate proprietary rights of others. In the event any of the Company's products are challenged as infringing, the Company would be required to modify the design of its product, obtain a license or litigate the issue. There is no assurance that the Company would be able to finance costly patent litigation, or that it would be able to obtain licenses or modify its products in a timely manner. Failure to defend a patent infringement action or to obtain a license or implementation of modifications would have a material adverse effect on the Company's continued operations.

While patents have been issued or are pending, the Company realizes (a) that the Company will benefit from patents issued only if it is able to market its products in sufficient quantities of which there is no assurance; (b) that substitutes for these patented items, if not already in existence, may be developed (c) that the granting of a patent is not a determination of the validity of a patent, such validity can be attacked in litigation or the Company or owner of the patent may be forced to institute legal proceedings to enforce validity; and (d) that the costs of such litigation, if any, could be substantial and could adversely affect the Company.

 (K)       Factors Affecting Operating Results

We Have Incurred Net Losses since Our Inception and Expect Losses to Continue. Except for net income of $11,246 for fiscal 1994, we have not been profitable since our inception. For the fiscal year ended June 30, 2002, we had a net loss of $5,038,000, and an accumulated deficit at June 30, 2002, of $49,110,000. The report of independent auditors on our June 30, 2002, financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Although we are executing on our business plan to market launch new products, continuing losses will impair our ability to fully meet our objectives for new product sales and will further impair our ability to meet continuing operating expenses that may result in staff reductions and curtailment of clinical trials currently planned. See Risk Factor entitled " If We Are Unable to Raise Funds Our Growth May Be Adversely Affected" below.

If We Are Unable to Raise Funds Our Growth May Be Adversely Affected. Historically, we have had to seek capital for our growth and operations due to lack of revenues. Based on net proceeds of approximately $6.8 million received in our most recent private placement, we believe we will have sufficient working capital to fund our operations for the next six to twelve months. However, if actual sales do not meet expectations, or marketing, production and clinical trial costs increase significantly, we will need additional financing to complete and implement our long-term business objectives. Further, delays in obtaining required governmental clearances for, or additional testing requirements prior to, marketing our new products will result in decreased revenues and increased costs that may require us to seek additional financing. In the event that there is a cash shortage and we are unable to obtain a debt financing, additional equity financing will be required which will have the effect of diluting the ownership of existing stockholders.

We Have Limited Testing Data and Must Complete Further Testing Successfully in Order to Gain Food and Drug Administration ("FDA") Approval Required to Market our CryoSeal Fibrin Sealant System in the United States. The Company has completed the pilot study and certain in vitro and in vivo testing of its CryoSeal FS System, and the pivotal trial in the United States is to begin in the near future with the CryoSeal FS System. Other in vitro studies have occurred with the BioArchive System and stem cell units processed with the BioArchive products have been transplanted successfully into humans. While these studies provide a basis to achieve regulatory permission to promote these systems for some of the indications that management believes can be achieved, they do not provide a basis to achieve all of the indications. Further clinical studies must be performed. There can be no assurance that the clinical studies can be successfully completed within the Company's expected time frame and budget, or that the Company's products will prove effective in the required clinical trials. If the Company is unable to conclude successfully the clinical trials of its products in development, the Company's business, financial condition and results of operations could be adversely affected.

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

Competition in Our Industry is Intense and Will Likely Involve Companies With Greater Resources Than We Have. We hope to develop a competitive advantage in the medical applications of our products, but there are many competitors that are substantially larger and who possess greater financial resources and personnel than we have. Our current principal market is the users of ultra-rapid blood plasma freezing and thawing equipment. There are companies that sell freezers to the blood plasma freezing industry which are larger and possess greater financial and other resources than we do. The CryoSeal System may face competition from major plasma fractionaters that currently sell fibrin glue sourced from pooled plasma outside the U.S. With regard to the BioArchive System, numerous larger and better-financed medical device manufacturers may choose to enter this market as it develops.

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

Failure to Keep Our Key Personnel May Adversely Affect Our Operations. Failure to retain skilled personnel could hinder our operations. Our future success partially depends upon the continued services of key technical and senior management personnel. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial and technical personnel. The inability to retain or attract qualified personnel could have a significant negative effect upon our efforts and thereby materially harm our business and financial condition. We have entered into employment agreements with each member of our senior management. Specifically, we are dependent upon the experience and services of Philip H. Coelho, Chairman and Chief Executive Officer. We have obtained key man life insurance covering Mr. Coelho in the amount of $2,000,000 as some protection against the risk.

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

Dependence on Suppliers for Custom Components may Impact the Production Schedule. The Company obtains certain custom components from a limited number of suppliers. If the supplier raises the price of the component or discontinues production, the Company will have to find another qualified supplier to provide the component. In the event that it becomes necessary for us to find another supplier, we would first be required to qualify the quality assurance systems and product of that alternative supplier. Any transfer between qualified suppliers may impact the production schedule, thus delaying revenues, and may cause the price of the key components to increase.

 (L)     Licenses and Distribution Rights

In January 2002, the Company entered into a five year OEM supply agreement with Interpore Cross International ("ICI") for a modified version of the Thrombin Activation Device ("TAD"). The agreement calls for ICI to pay the Company $300,000 for world wide license and distribution rights and development fees. The Company will be the exclusive manufacturer of the modified TAD which will be used in conjunction with the ICI Autologous Growth Factors product.

In March 1997, the Company and NYBC, as licensors, entered into a license agreement with Pall Medical, a subsidiary of Pall Corporation, as Licensees
through  which  Pall  Medical  became  the  exclusive  world-wide   manufacturer
(excluding Japan) for a system of sterile, disposable containers developed by the Company and NYBC for the processing of hematpoietic stem cells sourced from PCB. The system is designed to simplify and streamline the harvesting of stem cell rich blood from detached placenta/umbilical cords and the concentration, cryopreservation (freezing) and transfusion of the PCB stem cells while maintaining the highest stem cell population and viability from each PCB donation. These units of PCB stem cells will be "banked" in frozen storage for hematopoietic reconstitution of patients afflicted with such diseases as aplastic anemia, hypoproliferative stem and progenitor cell disorders, leukemia, lymphomas and gaucher disease. In May of 1999, the Company and Pall Medical amended the original agreement, and the Company regained the rights to distribute the bag sets outside North America & Europe under the Company's name, and in May of 2000, the Company negotiated rights to directly co-market the bag sets in Europe in exchange for an additional royalty fee, while continuing to utilize Pall Europe's distribution centers.

In June 1996, the Company entered into an exclusive manufacturing license and distribution agreement in Japan for the CryoSeal System (including the TAD technology only when it is integrated into the CP-3 disposable set) with Asahi Medical Co., Ltd., of Japan a division of Asahi Chemical. Asahi Medical is a leading supplier of artificial kidneys, blood purification systems and leukocyte removal systems. Asahi will manufacture the CP-2 or CP-3 disposable bag sets, purchase the CryoSeal System thermodynamic processing device (CS-1) and surgical applicators from the Company, and market the CryoSeal System in Japan in return for a license fee, a commitment to purchase a certain volume of the CS-1 devices and related surgical applicators from the Company and a 10% royalty on the sale of the sterile bag set. The Company received $400,000 for the license fee in fiscal year 1996. Furthermore, Asahi Medical took a significant equity position in the Company as part of the ATAK licensing agreement.

In June 1995, the Company granted the Japanese distribution rights to its BioArchive System to Air Water, Japan. The Company received $350,000 for the distribution rights and access to the necessary technology. In May of 1999, the Company granted development, manufacturing and distribution (Japan and Asia) rights to Air Water for a downsized version of the BioArchive System. The Company received $300,000 for the technology rights and retained the rights to manufacture and sell the new "mini" BioArchive System in the non-Asia marketplace.

(M)      Employees

As of June 30, 2002, the Company had 76 employees, six of whom were engaged in research and new product development, eight in regulatory affairs, quality assurance and clinical activities, 32 in manufacturing, 17 in sales and marketing and 13 in finance and administration. The Company also utilizes temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. The Company has a full time human resources manager and considers its employee relations to be good.

FINANCIAL INFORMATION ON FOREIGN SALES AND OPERATIONS

The Company has no foreign manufacturing operations. For fiscal year 2002, foreign sales were approximately $3,930,000 or 41% of net revenues. For fiscal year 2001, foreign sales were approximately $2,603,000, or 45% of net revenues. For fiscal year 2000, foreign sales were approximately $1,618,000, or 38% of net revenues.

ITEM 2.       PROPERTIES

The company leases an approximately 11,000 square foot facility located in Rancho Cordova, California. This facility is used for the manufacturing and assembly of the Company's medical devices. The lease expires in December 2002.

The Company leases an approximately 17,400 square foot facility, also located in Rancho Cordova, California, which is used as the main administrative and sales office, and used as the Company's R&D engineering office. This lease expires in December 2002.

The Company leases an approximately 4,000 square foot facility located near its manufacturing facility in Rancho Cordova, California. The facility is used for the manufacture and preparation of certain components and parts of the Company's medical devices that are assembled at the main manufacturing facility. This lease expires in January 2003.

The Company leases an approximately 3,600 square foot facility, also located near its manufacturing facility in Rancho Cordova, California, which is used as administrative offices for manufacturing personnel. This lease expires in January 2003.

At fiscal year end, the Company did not own or lease any other facilities, with the exception of short-term warehouse space leased and utilized from time to time.

The Company is currently negotiating a lease for one facility with approximately 42,000 square feet of space located in Rancho Cordova, California to replace the existing leases that expire in December 2002 and January 2003. However, there are no assurances that the Company will conclude the lease negotiations successfully to ensure a smooth transfer of operations.

ITEM 3.       LEGAL PROCEEDINGS

The Company and its property are not a party to any pending legal proceedings. In the normal course of operations, the Company may have disagreements or disputes with employees or vendors. These disputes are seen by the Company's management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on the Company's financial position, results of operations or cash flow.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended June 30, 2002.

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

Fiscal 2002                   High        Low       Fiscal 2001                  High        Low
-----------------------------------------------     ----------------------------------------------
First Quarter (Sep. 30)      $2.420     $1.480      First Quarter (Sep. 30)     $3.938     $1.563
Second Quarter (Dec. 31)     $2.410     $1.470      Second Quarter (Dec. 31)    $3.125     $1.250
Third Quarter (Mar. 31)      $2.930     $2.080      Third Quarter (Mar. 31)     $3.000     $1.500
Fourth Quarter (June 30)     $2.500     $1.691      Fourth Quarter (June 30)    $3.000     $2.020

The Company has not paid cash dividends on its common stock and does not intend to pay a cash dividend in the foreseeable future. There were approximately 485 stockholders of record on June 30, 2002 (not including street name holders).

The following table provides information for all of the Company's equity compensation plans and individual compensation arrangements in effect as of June 30, 2002:

-------------------------------------------------------------------------------------------------------------------
Plan Category                   Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                                                                             (excluding securities
                                                                                              reflected in column
                                                                                                     (a))

                                            (a)                          (b)                          (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by securities holders           3,006,535                      $1.93                       672,189
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not               25,000                      $1.57                         --
approved by security holders
-------------------------------------------------------------------------------------------------------------------
Total                                    3,031,535                                                  672,189
-------------------------------------------------------------------------------------------------------------------

ITEM 6.       SELECTED FINANCIAL DATA

                               THERMOGENESIS CORP.
                   Five-Year Review of Selected Financial Data

Summary of Operations                       2002             2001              2000             1999            1998
----------------------------------     --------------    -------------    -------------    -------------    ------------
Net revenues                             $9,549,000       $5,792,000       $4,211,000       $5,108,000       $4,482,000

Cost of revenues                         (7,558,000)      (5,012,000)      (4,246,000)      (4,435,000)      (5,608,000)
                                       --------------    -------------    -------------    -------------    ------------

Gross profit (loss)                       1,991,000          780,000          (35,000)         673,000       (1,126,000)
General and administration               (2,667,000)      (1,860,000)      (2,092,000)      (2,924,000)      (2,133,000)

Sales and marketing                      (2,176,000)      (2,029,000)      (2,103,000)      (1,744,000)      (2,369,000)

Research and development                 (2,283,000)      (1,782,000)      (1,624,000)      (2,061,000)      (3,922,000)
Interest and other income                   110,000          130,000           77,000           81,000           70,000
Interest and other expense                  (13,000)      (1,110,000)         (41,000)        (123,000)         (70,000)
                                       --------------    -------------    -------------    -------------    ------------

Net loss before cumulative effect
   of accounting change under
   SAB 101                               (5,038,000)      (5,871,000)      (5,818,000)      (6,098,000)      (9,550,000)
Cumulative effect of accounting
   change under SAB 101                          --         (282,000)              --               --               --
                                       --------------    -------------    -------------    -------------    ------------
Net loss                                ($5,038,000)      $6,153,000)      ($5,818,000)    ($6,098,000)     ($9,550,000)
                                       ==============    =============    =============    =============    ============
Per share data:
Net loss before preferred stock
  dividend or discount and
  cumulative effect of accounting
  change under EITF 00-27               ($5,038,000)     ($6,153,000)      ($5,818,000)    ($6,098,000)     ($9,550,000)
Preferred stock dividend or
   discount                                      --         (100,000)         (905,000)     (3,907,000)              --
Cumulative effect of accounting
  change under EITF 00-27                        --         (580,000)               --              --               --
                                       --------------    -------------    -------------    --------------    ------------
Net loss to common stockholders         ($5,038,000)     ($6,833,000)      ($6,723,000)   ($10,005,000)     ($9,550,000)
                                       ==============    =============    =============    ==============    ============
Basic and diluted net loss per
  share before cumulative effect
  of accounting changes                      ($0.15)          ($0.22)           ($0.30)         ($0.52)          ($0.54)
Cumulative effect of accounting
  change under SAB 101                           --            (0.01)               --              --               --
Cumulative effect of accounting
  change under EITF 00-27                        --            (0.02)               --              --               --
                                       --------------    -------------    -------------    --------------    ------------
Basic and diluted net loss per
  common share                               ($0.15)          ($0.25)           ($0.30)         ($0.52)          ($0.54)
                                       ==============    =============    =============    ==============    ============
Pro Forma amounts assuming the
  accounting change under SAB 101
  is applied retroactively:
  Net loss to common
    stockholders                        ($5,038,000)     ($6,551,000)      ($6,299,000)   ($10,255,000)     ($9,588,000)

                                       ==============    =============    =============    ==============    ============
  Basic and diluted net loss
    per share                                ($0.15)          ($0.24)           ($0.28)         ($0.53)          ($0.54)
                                       ==============    =============    =============    ==============    ============



Balance Sheet Data                       2002             2001             2000            1999               1998
-------------------------------      -------------    -------------    -------------   -------------     --------------

Cash and short term investments        $6,726,000       $5,366,000       $2,550,000      $2,327,000         $1,975,000

Working capital                        $9,631,000       $7,098,000       $4,613,000      $5,085,000         $3,666,000

Total assets                          $12,239,000       $9,553,000       $6,735,000      $8,133,000         $7,799,000

Total liabilities                      $2,046,000       $1,621,000       $1,043,000      $1,413,000         $2,226,000

Total stockholders' equity            $10,193,000       $7,932,000       $5,692,000      $6,720,000         $5,573,000

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS SECTION AND OTHER PARTS OF THIS REPORT ON FORM 10-K WHICH ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE PROJECTED RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT AFFECT ACTUAL RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1 - BUSINESS - UNDER THE SUBSECTION ENTITLED "FACTORS AFFECTING OPERATING RESULTS", AND OTHER FACTORS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

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

The Company has incurred recurring operating losses and has an accumulated deficit of $49,110,000 as of June 30, 2002. The report of independent auditors on the Company's June 30, 2002 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next six to twelve months. This plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financing in amounts sufficient to fund further growth, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Critical Accounting Policies

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

(b)  Results of Operations

The Years Ended June 30, 2002 and 2001

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

For the years ended June 30, 2002 and 2001, the Company recognized $138,000 and $526,000 respectively, in revenue that was included in the cumulative effect adjustment as of July 1, 2000. The effect of that revenue and related cost of revenue of $125,000 and $257,000 was to reduce the net loss by $13,000 and $269,000 during those periods respectively. The unaudited pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactively to prior periods.

Revenues:
Net revenues increased $3,757,000 or 65% from fiscal 2001 to 2002. BioArchive revenues were $3,043,000 for the year ended June 30, 2002 compared to $1,964,000 for the year ended June 30, 2001, an increase of $1,079,000 or 55%. There were 14 BioArchive installations in the year ended June 30, 2002 versus 10 for the year ended June 30, 2001. Management believes but cannot assure, that the increase in BioArchive revenues continue to reflect the market's acceptance of its product and its ability to sell more systems at prices higher than historical average selling prices. Freezer revenues were $3,344,000 versus $1,377,000 for the years ended June 30, 2002 and 2001, respectively, an increase of $1,967,000 or 143%. The increase is due to a large order received from Aventis Bio-Services, Inc. Revenues generated from the CryoSeal product line accounted for $322,000 or 3% of net revenues for the year ended June 30, 2002.

Net revenues increased $1,581,000 or 38% from fiscal 2000 to fiscal 2001. The increase in sales was primarily a result of increases in the sale of BioArchive and ThermoLine (plasma freezers and thawers) products. BioArchive revenues increased $526,000 or 44% over the prior year due to the resources added in fiscal 2000 to accelerate the BioArchive sales process. ThermoLine revenues increased $739,000 or 26% over the prior year. The increase was primarily due to a restructured sales department which included an experienced field-based sales executive to call on customers in North America and provide sales leadership for the telemarketing sales force. Additionally, freezer sales increased due to increased sales to Europe. Specifically, the distributor to the CIS countries (formerly known as the USSR) accounted for 11% of the freezer sales for this year.

Cost of Revenues:
As a percentage of revenues, the Company's cost of revenues decreased from 87% in fiscal year 2001 to 79% in fiscal year 2002. The improvement in the cost of revenues percentage is a result of achieving higher average selling prices on the BioArchive device, disposables and accessories and the higher sales volume which absorbs more of the fixed manufacturing overhead.

As a percentage of revenues, the Company's cost of revenues decreased from 101% in fiscal year 2000 to 87% in fiscal year 2001. The cost of revenues percentage decrease was due to the mix of products sold, the inventory management procedures the Company implemented during fiscal year 2001 and the Company's cost reduction efforts. However, cost of revenues remained higher than expected primarily due to the significant overhead costs associated with building and maintaining an infrastructure that is required to meet FDA regulatory requirements and standards for production of Class II medical devices. The Company has built up the infrastructure for the BioArchive and CryoSeal product lines.

General and Administrative Expenses:
This expense category includes Finance, Administration and General Support departments.

General and administrative expenses increased $807,000 or 43% from fiscal 2001 to 2002. The increase is due to a $205,000 non-cash stock compensation expense booked as a result of extending, for an additional five years, certain options held by officers and directors. The increase was also the result of professional fees which includes the investor relations firm hired in September 2001, the costs associated with moving into larger facilities to accommodate the Aventis order and additional personnel hired during fiscal 2002 and late in fiscal 2001.

General and administrative expenses decreased $232,000 or 11% from fiscal 2000 to fiscal 2001. The decrease is a primarily due to personnel reductions which occurred during the prior fiscal year and the Company has elected not to replace the vacant positions.

Sales and Marketing Expenses:
This expense category includes Sales and Marketing.

Sales and Marketing expenses increased $147,000 or 7% from fiscal 2001 to fiscal 2002. The increase in sales and marketing expenses is due to higher sales commissions as a result of increasing revenues more than 60% and additional travel and tradeshow expenses to increase revenues in the BioArchive product line and launch the CryoSeal FS product line in Europe.

Sales and Marketing expenses decreased $74,000 or 4% from fiscal 2000 to fiscal 2001. The decrease was primarily the result of cost control measures focused on travel and the use of outside consultants.

Research and Development Expenses:
This expense category includes Research and Development, Clinical Trials and Regulatory Affairs.

Research and Development expenses increased $501,000 or 28% from fiscal 2001 to fiscal 2002. The increase is primarily due to costs associated with the CryoSeal FS pre-clinical trials and initiation of the human clinical trials which accounted for approximately $700,000 of the research and development expenses in fiscal 2002. Management expects the research and development line item to increase as the human clinical trials continue.

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

Interest and Other Expense:
Interest and other expense decreased $1,097,000 from fiscal 2001 to fiscal 2002. There was no debt financing in fiscal 2002 and therefore no interest expense associated with the amortization of warrants or beneficial conversion feature as in fiscal 2001.

Interest and other expense increased $1,069,000 from fiscal 2000 to fiscal 2001. The increase is due to the debt financing which occurred in December 2000. The amortization of the warrants and the beneficial conversion feature, which are non-cash charges, accounted for $1,013,000 of the interest expense for the year ended June 30, 2001.

(c)  Liquidity and Capital Resources

At June 30, 2002, the Company had a cash balance of $4,713,000, short-term investments of $2,013,000 and working capital of $9,631,000. This compares to a cash balance of $3,544,000, short term investments of $1,822,000 and working capital of $7,098,000 at June 30, 2001. The Company raised net proceeds of $6,833,000 through the private placement of common stock in March 2002. Since inception, we have primarily financed our operations through the private placement of equity securities and have raised approximately $51 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of June 30, 2002, the Company has no off-balance sheet arrangements.

Net cash used in operating activities for the year ended June 30, 2002 was $5,459,000, primarily due to the net loss of $5,038,000. Inventory utilized $1,044,000 of cash as a result of purchasing materials for BioArchive systems to continue our revenue growth and ensure efficient manufacturing operations.

The report of independent auditors on the Company's June 30, 2002 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next six to twelve months. The plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financings and the reduction of certain operating expenses as required. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve additional financing or that such events will be on terms favorable to the Company.

The Company generally does not require extensive capital equipment to produce or sell its current products. However, when significant capital equipment is required, the Company purchases from a vendor base. In fiscal 2000, the Company spent $147,000 primarily for tooling and molds for the production of the CP-2 and TAD, and software licenses to ensure compliance with licensing requirements. In fiscal 2001, the Company spent $235,000 primarily for molds for the production of the TAD and CP-3. In fiscal 2002, the Company spent $175,000 primarily for molds, tooling and equipment used in research and development. Although future capital expenditures are anticipated, the Company believes that the amounts expended will be consistent with fiscal year 2002. At June 30, 2002, the Company has $1.8 million outstanding in cancelable orders to purchase inventory, supplies and services for use in normal business operations and no significant outstanding capital commitments.

As of June 30, 2002, the Company had the following contractual obligations and commercial commitments:

--------------------------------------------------------------------------------
Contractual Obligations                               Payments Due by Period
--------------------------------------------------------------------------------
                                     Total       Less than 1 year    1-3 years
--------------------------------------------------------------------------------
Capital Lease Obligations            $ 61,000         $22,000         $39,000
--------------------------------------------------------------------------------
Operating Leases                      201,000         185,000          16,000
--------------------------------------------------------------------------------
Total Contractual Cash               $262,000        $207,000         $55,000
Obligations
--------------------------------------------------------------------------------

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page
                                                                        Number

Report of Ernst & Young LLP, Independent Auditors                         41

Balance Sheets at June 30, 2002 and 2001                                  42

Statements of Operations for the years ended June 30,
  2002, 2001 and 2000                                                     43

Statements of Stockholders' Equity for the years ended
  June 30, 2002, 2001 and 2000                                            44

Statements of Cash Flows for the years ended June 30,
  2002, 2001 and 2000                                                     45

Notes to Financial Statements                                             46

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of THERMOGENESIS CORP.

We have audited the accompanying balance sheets of THERMOGENESIS CORP. as of June 30, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14.(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THERMOGENESIS CORP. at June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that THERMOGENESIS CORP. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and has an accumulated deficit of $49,110,000 as of June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, in 2001 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." As discussed in Note 6, in 2001 the Company changed its method of accounting for convertible securities with beneficial conversion features in accordance with the consensus reached by the Emerging Issues Task Force ("EITF") in issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments."


                                                 /s/      ERNST & YOUNG LLP


Sacramento, California
August 16, 2002

                               THERMOGENESIS CORP.
                                 Balance Sheets


ASSETS                                                                    June 30, 2002             June 30, 2001
                                                                       ---------------------     ---------------------

Current Assets:
  Cash and cash equivalents                                                      $4,713,000                $3,544,000
  Short term investments                                                          2,013,000                 1,822,000
  Accounts receivable, net of allowance for
    doubtful accounts of $84,000                                                  1,916,000                 1,369,000
  Inventory                                                                       2,887,000                 1,843,000
  Other current assets                                                              115,000                    96,000
                                                                       ---------------------     ---------------------
    Total current assets                                                         11,644,000                 8,674,000

Equipment at cost less accumulated depreciation of $2,389,000
    ($1,974,000 at June 30, 2001)                                                   537,000                   811,000
Other assets                                                                         58,000                    68,000
                                                                       ---------------------     ---------------------
                                                                                $12,239,000                $9,553,000
                                                                       =====================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $995,000                  $765,000
  Accrued payroll and related expenses                                              204,000                   182,000
  Deferred revenue                                                                  436,000                   233,000
  Accrued liabilities                                                               378,000                   396,000
                                                                       ---------------------     ---------------------

Total current liabilities                                                         2,013,000                 1,576,000

Long-term portion of capital lease obligations                                       33,000                    45,000
Commitments and contingencies
Stockholders' equity:

  Series A convertible preferred stock, $0.001 par value, 1,200,000 shares authorized, 158,000 issued and outstanding (158,000 at June 30, 2001)
     ($1,264,000 aggregate involuntary liquidation
     value at June 30, 2002)                                                             --                        --

  Preferred stock, $0.001 par value; 800,000 shares authorized; no                       --                        --
     shares issued and outstanding

  Common stock, $0.001 par value; 50,000,000 shares authorized:
     35,230,254 issued and outstanding
     (31,794,769 at June 30, 2001)                                                   35,000                    32,000

  Paid in capital in excess of par                                               59,268,000                52,397,000
  Stockholder note receivable                                                            --                 (425,000)
  Accumulated deficit                                                          (49,110,000)              (44,072,000)
                                                                       ---------------------     ---------------------

Total stockholders' equity                                                       10,193,000                 7,932,000
                                                                       ---------------------     ---------------------

                                                                                $12,239,000                $9,553,000
                                                                       =====================     =====================

                             See accompanying notes.

                               THERMOGENESIS CORP.
                            Statements of Operations

                                                                              Years ended June 30
                                                          ------------------------------------------------------------
                                                               2002                  2001                  2000
                                                          ----------------      ----------------      ----------------
Revenues:
   Product and other revenues                                  $8,309,000            $5,006,000            $3,696,000
   Service revenues                                             1,240,000               786,000               515,000
                                                          ----------------      ----------------      ----------------
      Net revenues                                              9,549,000             5,792,000             4,211,000
                                                          ----------------      ----------------      ----------------

Cost of revenues:
  Costs of product and other revenues                           6,682,000             4,408,000             3,782,000
  Cost of service revenues                                        876,000               604,000               464,000
                                                          ----------------      ----------------      ----------------

      Total costs of revenues                                   7,558,000             5,012,000             4,246,000
                                                          ----------------      ----------------      ----------------

Expenses:
  General and administrative                                    2,667,000             1,860,000             2,092,000
  Sales and marketing                                           2,176,000             2,029,000             2,103,000
  Research and development                                      2,283,000             1,782,000             1,624,000
                                                          ----------------      ----------------      ----------------
      Total expenses                                            7,126,000             5,671,000             5,819,000
                                                          ----------------      ----------------      ----------------
Loss before interest and other                                (5,135,000)           (4,891,000)           (5,854,000)

Interest and other expense                                       (13,000)           (1,110,000)              (41,000)
Interest and other income                                         110,000               130,000                77,000
                                                          ----------------      ----------------      ----------------
      Total interest and other income (expense)                    97,000             (980,000)                36,000
                                                          ----------------      ----------------      ----------------
Net loss before cumulative effect of accounting
      change under SAB 101                                     (5,038,000)           (5,871,000)           (5,818,000)
Cumulative effect of accounting change under
      SAB 101                                                          --             (282,000)                    --
                                                          ----------------      ----------------      ----------------
Net loss                                                     ($5,038,000)          ($6,153,000)          ($5,818,000)
                                                          ================      ================      ================

Per share data:
Net loss before preferred stock dividend or discount
      and cumulative effect of accounting change
      under EITF 00-27                                       ($5,038,000)          ($6,153,000)          ($5,818,000)
Preferred stock dividend or discount                                   --             (100,000)             (905,000)
Cumulative effect of accounting change under
      EITF 00-27                                                       --             (580,000)                    --
                                                          ----------------      ----------------      ----------------
Net loss to common stockholders                              ($5,038,000)          ($6,833,000)          ($6,723,000)
                                                          ================      ================      ================
Basic and diluted net loss per share before
      cumulative effect of accounting changes                     ($0.15)               ($0.22)               ($0.30)
Cumulative effect of accounting change under
     SAB 101                                                           --                (0.01)                    --
Cumulative effect of accounting change under
     EITF 00-27                                                        --                (0.02)                    --
                                                          ----------------      ----------------      ----------------
Basic and diluted net loss per common share                       ($0.15)               ($0.25)               ($0.30)
                                                          ================      ================      ================

Shares used in computing per share data                        32,844,292            27,668,523            22,288,912
                                                          ================      ================      ================
Pro forma amounts assuming the accounting
    change under SAB 101 is applied
    retroactively:
    Net loss to common stockholders                          ($5,038,000)          ($6,551,000)          ($6,299,000)
                                                          ================      ================      ================
    Basic and diluted net loss per share                          ($0.15)               ($0.24)               ($0.28)
                                                          ================      ================      ================
                             See accompanying notes.


                               THERMOGENESIS CORP.
                       Statements of Stockholders' Equity

                                                                         Paid in
                                        Series A   Series B              capital                        Stockholder       Total
                                       Preferred  Preferred   Common    in excess        Accumulated        note      Stockholders'
                                         stock      stock      stock      of par           Deficit       receivable       equity
                                       ---------- ---------- ---------- --------------- --------------- ------------- --------------

Balance at June 30, 1999                  $1,000        $--    $21,000     $37,442,000   ($30,744,000)                    $6,720,000

Issuance of 4,040 Series B
    preferred stock                           --         --         --       3,686,000              --                     3,686,000
Issuance of 595,322 shares for
    exercise of options and warrants          --         --      1,000       1,025,000              --                     1,026,000
Convertible preferred stock
    discount                                  --         --         --         777,000       (777,000)                            --
Issuance of 21,202 common shares
    for services                              --         --         --          18,000              --                        18,000
Amortization of options issued
    previously for services                   --         --         --          60,000              --                        60,000
Issuance of 3,590,000 common
    shares upon conversion of Series A
    preferred stock                      (1,000)         --      4,000         (3,000)              --                            --

Net loss                                      --         --         --              --     (5,818,000)                   (5,818,000)
                                       ---------- ---------- ---------- --------------- --------------- ------------- --------------

Balance at June 30, 2000                      --         --     26,000      43,005,000    (37,339,000)                     5,692,000

Issuance of 3,944,047 common
    shares in private placement               --         --      4,000       6,990,000              --                     6,994,000
Issuance of 388,750 shares for
    exercise of options and warrants          --         --         --         811,000              --                       811,000
Stockholder note receivable for
    exercise of options                       --         --         --              --              --    ($425,000)       (425,000)
Cumulative effect of accounting
    change under EITF 00-27                   --         --         --         580,000       (580,000)            --              --
Beneficial conversion feature                 --         --         --         548,000              --            --         548,000
Issuance of 415,000 common stock
    warrants                                  --         --         --         465,000              --            --         465,000
Issuance of 2,617,940 common
    shares upon conversion of Series B
    preferred stock                           --         --      2,000         (2,000)              --            --              --
Issuance of 40,000 common shares upon
    conversion of Series A
    preferred stock                           --         --         --              --              --            --              --

Net loss                                      --         --         --              --     (6,153,000)            --     (6,153,000)
                                       ---------- ---------- ---------- --------------- --------------- ------------- --------------

Balance at June 30, 2001                      --         --     32,000      52,397,000    (44,072,000)     (425,000)       7,932,000

Issuance of 3,504,310 common
    shares in private placement               --         --      3,000       6,830,000              --            --       6,833,000
Issuance of 161,417 shares for
    exercise of options                       --         --         --         173,000              --            --         173,000
Cancellation of stockholder note
    receivable for surrender of
    200,000 shares                            --         --         --       (425,000)              --       425,000              --
Stock based compensation                      --         --         --         293,000              --            --         293,000

Net loss                                      --         --         --              --     (5,038,000)            --     (5,038,000)
                                       ---------- ---------- ---------- --------------- --------------- ------------- --------------

Balance at June 30, 2002                  $   --     $   --    $35,000     $59,268,000   ($49,110,000)        $   --     $10,193,000
                                       ========== ========== ========== =============== =============== ============= ==============
                             See accompanying notes.


                               THERMOGENESIS CORP.
                            Statements of Cash Flows

                                                                              Years ended June 30
                                                          ------------------------------------------------------------
                                                               2002                  2001                  2000
                                                          ----------------      ----------------      ----------------

Cash flows from operating activities:
   Net loss                                                  ($5,038,000)          ($6,153,000)          ($5,818,000)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
         Depreciation and amortization                            434,000               485,000               617,000
         Stock compensation expense                               293,000                    --                    --
         Debt discount and beneficial conversion
            feature                                                    --             1,013,000                    --
         Issuance of common stock for services                         --                    --                18,000
         Amortization of stock options issued for
            services                                                   --                    --                60,000
         Loss on sale/retirement of equipment                      15,000                19,000                25,000
     Net changes in operating assets and liabilities:
       Accounts receivable                                      (547,000)             (742,000)               577,000
       Inventory                                              (1,044,000)               432,000               442,000
       Other current assets                                      (19,000)                54,000                72,000
       Other assets                                                10,000              (15,000)                98,000
       Accounts payable                                           230,000               249,000             (151,000)
       Accrued payroll and related expenses                        22,000                50,000             (104,000)
       Deferred revenue                                           203,000               220,000                 9,000
       Accrued liabilities                                       (18,000)                94,000             (157,000)
                                                          ----------------      ----------------      ----------------
            Net cash used in operating activities             (5,459,000)           (4,294,000)           (4,312,000)
                                                          ----------------      ----------------      ----------------
Cash flows from investing activities:
          Purchases of short-term investments                 (2,013,000)           (1,822,000)           (1,740,000)
          Maturities of short-term investments                  1,822,000             1,740,000                    --
          Capital expenditures                                  (175,000)             (235,000)             (145,000)
                                                          ----------------      ----------------      ----------------
             Net cash used in investing activities              (366,000)             (317,000)           (1,885,000)
                                                          ----------------      ----------------      ----------------
Cash flows from financing activities:
   Exercise of stock options and warrants                         173,000               386,000             1,026,000
   Issuance of convertible preferred stock                             --                    --             3,686,000
   Payments on capital lease obligations                         (12,000)              (35,000)              (32,000)
   Proceeds from short-term debt                                       --             2,075,000                    --
   Payment of short-term debt                                          --             (220,000)                    --
   Issuance of common stock                                     6,833,000             5,139,000                    --
                                                          ----------------      ----------------      ----------------
          Net cash  provided by financing activities            6,994,000             7,345,000             4,680,000
                                                          ----------------      ----------------      ----------------
Net increase (decrease) in cash and cash equivalents            1,169,000             2,734,000           (1,517,000)
Cash and cash equivalents at beginning of year                  3,544,000               810,000             2,327,000
                                                          ----------------      ----------------      ----------------
Cash and cash equivalents at end of year                       $4,713,000            $3,544,000              $810,000
                                                          ================      ================      ================

Supplemental cash flow information:
   Cash paid during the year for interest                         $13,000               $83,000               $13,000
                                                          ================      ================      ================

Supplemental non-cash flow information:
   Equipment acquired by capital lease obligations                     --                    --               $65,000
                                                          ================      ================      ================
   Issuance of stockholder note receivable                             --              $425,000                    --
                                                          ================      ================      ================
   Conversion of short-term debt to equity                             --            $1,855,000                    --
                                                          ================      ================      ================
   Cancellation of stockholder note receivable                   $425,000                    --                    --
                                                          ================      ================      ================

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

For the years ended June 30, 2002 and 2001, the Company recognized $138,000 and $526,000 respectively, in revenue that was included in the cumulative effect adjustment as of July 1, 2000. The effect of that revenue and related cost of revenue of $125,000 and $257,000 was to reduce the net loss by $13,000 and $269,000 during those periods respectively. The unaudited pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactively to prior periods.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

Revenues from the sale of the Company's CryoSeal and ThermoLine products are recognized upon transfer of title. The Company generally ships products F.O.B. shipping point at its office. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. The Company's foreign sales are generally through distributors. There is no right of return provided for distributors. Shipping and handling fees billed to customers are included in product and other revenues, while the related costs are included in cost of product and other revenues. Service revenue is generally generated from contracts for providing maintenance of equipment. Service revenue is recognized at the time the service is completed.

Basis of Presentation

The Company has incurred recurring operating losses and has an accumulated deficit of $49,110,000 as of June 30, 2002. The report of independent auditors on the Company's June 30, 2002 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next six to twelve months. This plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financing in amounts sufficient to fund further growth, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

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

Cash, Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short term investments are comprised of certificates of deposit with maturities greater than 90 days, but not exceeding one year.

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

Suppliers

The Company obtains certain custom components from a limited number of suppliers. If the supplier raises the price of the component or discontinues production, the Company will have to find another qualified supplier to provide the component. In the event that it becomes necessary for us to find another supplier, we would first be required to qualify the quality assurance systems and product of that alternative supplier. Any transfer between qualified suppliers may impact the production schedule, thus delaying revenues, and may cause the price of the key components to increase.

Equipment

Equipment is stated at cost. Depreciation is computed under the straight-line method over the useful lives of two to ten years.

Warranty

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

Reclassifications

Certain amounts in the prior year's financial statements have been reclassified to conform with the 2002 presentations.

New Accounting Pronouncements

In June 2001,  the FASB issued  Statements  of  Financial  Accounting  Standards
(SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment conditions arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 141 was adopted as of July 1, 2001 and had no impact on our financial statements. We will adopt SFAS No. 142 on July 1, 2002. We do not anticipate the adoption of SFAS No. 142 will have a significant impact on the financial position or results of operations of the Company.

In October 2001, the FASB issued SFAS No. 144 on "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121. The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of SFAS No. 144 on July 1, 2002 is not expected to have a material impact on the financial position or results of operations of the Company.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.       Inventory

Inventory consisted of the following at June 30:

                                                        2002                  2001
                                                  -----------------     -----------------

Raw materials                                           $1,456,000              $929,000
Work in process                                            765,000               238,000
Finished goods                                             666,000               676,000
                                                  -----------------     -----------------
                                                        $2,887,000            $1,843,000
                                                  =================     =================

3.   Equipment

Equipment consisted of the following at June 30:

                                                                                     2002                  2001
                                                                                ----------------     -----------------

                                Office equipment                                       $373,000              $371,000
                                Computer and purchased software                         830,000               800,000
                                Machinery and equipment                               1,420,000             1,319,000
                                Leasehold improvements                                  303,000               295,000
                                                                                ----------------     -----------------
                                                                                      2,926,000             2,785,000

Less accumulated depreciation and amortization                                      (2,389,000)           (1,974,000)
                                                                                ----------------     -----------------

                                                                                       $537,000              $811,000
                                                                                ================     =================

4.    Accrued Liabilities

Accrued liabilities consisted of the following at June 30:

                                          2002                  2001
                                    -----------------     -----------------

Accrued warranty reserves                   $158,000              $207,000
Customer deposits                            132,000                98,000
Capital lease obligations                     12,000                11,000
Other accrued liabilities                     76,000                80,000
                                    -----------------     -----------------

                                            $378,000              $396,000
                                    =================     =================


                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

5.    Commitments and Contingencies

Operating Leases

The Company leases its manufacturing and corporate facilities and certain equipment pursuant to operating leases. The annual future cash obligations under these leases are as follows:

                2003                            $185,000
                2004                              12,000
                2005                               4,000
                                            ------------
                Total                           $201,000
                                            ============

Rent expense was $356,000, $300,000 and $297,000 for the years ended June 30, 2002, 2001 and 2000.

Capital Leases

The Company leases certain equipment under capital leases. The following amounts are included in equipment as assets under these capital leases as of June 30:

                                            2002                  2001
                                      -----------------     -----------------

Cost                                        $62,000              $108,000
Less:  accumulated amortization              21,000                53,000
                                      -----------------     -----------------

Net assets under capital leases             $41,000               $55,000
                                      =================     =================

The future minimum lease payments under capital leases are as follows:

Year ending June 30:

                        2003                                        $22,000
                        2004                                         22,000
                        2005                                         17,000
                                                            ----------------

Total minimum lease payments                                         61,000

Less:  amount representing interest                                (16,000)
                                                            ----------------

Present value of minimum lease payments                              45,000

Less:  current portion                                             (12,000)
                                                            ----------------

Long term portion                                                   $33,000
                                                            ================

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

5.    Commitments and Contingencies (Continued)

Contingencies

In the normal course of operations, the Company may have disagreements or disputes with employees or vendors. These disputes are seen by the Company's management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on the Company's financial position, results of operations or cash flow.

6.    Stockholder's Equity

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

     Conversion Rights - Holders of the Series A have the right to convert the Series A at the option of the holder, at any time, into shares of common stock of the Company at the conversion rate of one preferred share for five shares of common stock. The conversion rate is subject to adjustment for changes in the company's capital structure, which would otherwise have a dilutive effect on the conversion rate. The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's common stock on the date the Series A was sold, amounted to $3,605,000, which represents a discount to the value of the Series A. As of June 30, 2002, 919,540 shares of Series A have been converted, none were converted during the year ended June 30, 2002.

     Automatic Conversion - At the option of the Company, each share of Series A may be converted into shares of common stock at the conversion rate of 1:5 provided that the shares of the company's common stock trade at an average price equal to or greater than $5 per share for 30 consecutive trading days.

     Dividends - The holder of Series A shall be entitled to receive dividends at the same rate and at the same time as any dividends declared on the Company's common stock.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

6.    Stockholder's Equity (Continued)

Common Stock

The Company completed a private financing on March 26, 2002, in which it received $6,833,000 net of expenses. The proceeds from the offering were received from the sale of 3,504,310 shares of common stock at $2.00 per share and five year warrants representing the right to acquire an additional 723,362 shares of common stock at $3.07 per share. The warrants vest immediately. There were no warrants exercised as of June 30, 2002.

The Company completed a private financing on April 27, 2001, in which it received $6,994,000 net of expenses. The proceeds from the offering were received from the sale of 3,944,047 shares of common stock at $1.80 per share and five year warrants representing the right to acquire an additional 788,809 shares of common stock in the aggregate, at an exercise price of $2.88 per share. The warrants vest immediately. There were no warrants exercised as of June 30, 2002. Of the $7,099,000 financed, $420,000 was received from members of the Company's board of directors or officers.

As of June 30, 2002, the Company had 8,588,443 shares of common stock reserved for future issuance.

Warrants

In December 2000, the Company completed a debt financing for a total of $2,075,000. The debt matured on September 19, 2001 or on the fifth day following an equity or debt financing of at least $1,000,000, which ever occurred first. The interest rate was 10% per annum. Of the $2,075,000 financed, $560,000 was received from members of the Company's board of directors or officers. The Company used the proceeds from the April 2001 private financing to pay off the debt financing. The holders of the debt received warrants representing the right to acquire 415,000 shares of common stock for an exercise price of $1.625. The warrants vest immediately and expire in December 2005. There were no warrants exercised as of June 30, 2002. The fair value assigned to the warrants, as determined using the Black-Scholes model, amounted to $465,000, which represents a discount to the short-term debt. The discount is included in interest expense for the year ending June 30, 2001. Additionally, a contingent beneficial conversion feature of $548,000 associated with the holders right to participate in a future equity offering has been calculated at the date of issue. The contingency was resolved upon completion of the private financing in April 2001 and the $548,000 has been included in interest expense for the year ending June 30, 2001.

As part of the placement agent's compensation in the 1999 private placement of Series A convertible preferred stock, warrants to purchase 200,000 shares of common stock at an exercise price of $1.70 were issued. The warrants were fully vested upon issuance. There were 100,000 warrants exercised in fiscal 2000. The warrants expire in January 2004.

As part of a short-term debt agreement entered into in November 1998, the Company issued warrants to purchase 90,000 shares of common stock at an exercise price of $1.50. The warrants were fully vested upon issuance. The unexercised warrants expired in November 2001. There were 64,738 warrants exercised in fiscal 2000.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

6.    Stockholder's Equity (Continued)

Warrants (Continued)

As part of the placement agent's compensation in a 1997 private financing, warrants to purchase 258,100 shares of common stock at an exercise price of $3.00 were issued. The warrants were fully vested upon issuance. The warrants expire in December 2002. No warrants have been exercised as of June 30, 2002.

In conjunction with a private placement in November 1996, seven-year warrants were issued, representing the right to acquire 1,478,001 shares of common stock at an exercise price of $2.85 per share subject to dilution adjustment. The warrants were fully vested upon issuance and expire in November 2003. No warrants have been exercised as of June 30, 2002.

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

The Amended 1998 Stock Option Plan ("1998 Plan") permits the grant of stock or options to employees, directors and consultants. A total of 798,000 shares were approved by the stockholders for issuance under the 1998 Plan. An additional 1,000,000 shares were approved by the stockholders in December 1999. An additional 1,000,000 shares were approved by the stockholders in January 2002. Options are granted at prices which are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest ratably over a three-year period, unless otherwise determined by the Board of Directors.

The 2002 Independent Directors Equity Incentive Plan ("2002 Plan") permits the grant of stock or options to independent directors. A total of 250,000 shares were approved by the stockholders for issuance under the 2002 Plan.

On July 31, 1996 and May 29, 1996, the Company issued options to purchase 200,000 and 100,000 shares, respectively, of the Company's common stock for consulting services. The exercise price is equal to the fair market value as determined by the closing bid price for the Company's common stock on the date of grant. The Company has recorded stock compensation expense recognizing the estimated fair value of the options of $60,000 for the year ended June 30, 2000.

In May 2002, the term for 288,000 fully vested options to purchase shares of the Company's common stock was extended for an additional five years. As a result of this stock option modification, the Company recorded compensation expense of $205,000 for the year ended June 30, 2002. The $205,000 was calculated using the intrinsic value method which compares the common stock option exercise price to the fair market value of the underlying common stock on the date of extension.

                              THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

6.    Stockholder's Equity (Continued)

Stock Options (Continued)

A summary of stock option activity for the three years ended June 30, 2002 follows:

                                                                     Number of Options            Weighted-Average
                                                                        Outstanding                Exercise Price
                                                                                                     per Share
                                                                   -----------------------     -----------------------

Balance at June 30, 1999                                                        1,621,750              $2.76
Options granted                                                                   938,745              $1.34
Options canceled                                                                (247,416)              $2.09
Options exercised                                                               (380,584)              $1.85
                                                                   -----------------------
Balance at June 30, 2000                                                        1,932,495              $2.33
                                                                   =======================     =======================
Exercisable at June 30, 2000                                                    1,513,895              $2.50
                                                                   =======================     =======================

Options granted                                                                   997,040              $1.90
Options canceled                                                                (515,500)              $3.20
Options exercised                                                               (304,750)              $1.82
                                                                   -----------------------
Balance at June 30, 2001                                                        2,109,285              $1.98
                                                                   =======================     =======================

Exercisable at June 30, 2001                                                    1,373,407              $2.04
                                                                   =======================     =======================

Options granted                                                                 1,539,000              $2.07
Options canceled                                                                (455,333)              $2.82
Options exercised                                                               (161,417)              $1.53
                                                                   -----------------------
Balance at June 30, 2002                                                        3,031,535              $1.93
                                                                   =======================     =======================

Exercisable at June 30, 2002                                                    1,426,206              $1.79
                                                                   =======================     =======================

The following table summarizes information about stock options outstanding at June 30, 2002:

                                            Weighted-Average         Weighted-Average                    Weighted-Average
Range of Exercise                               Remaining              Exercise                            Exercise
      Prices               Number           Contractual Life            Price            Number             Price
                         Outstanding                                                   Exercisable
-------------------    ----------------    --------------------      -------------    --------------     -------------

$1.13 - $1.57                  477,250         4.66 years               $1.26               407,250         $1.21
$1.64 - $2.44                2,478,785         4.05 years               $2.02               948,951         $1.95
$2.50 - $3.13                   75,500         0.49 years               $3.04                70,005         $3.07
                       ----------------                                               --------------

Total                        3,031,535         4.06 years               $1.93             1,426,206         $1.79
                       ================                                               ==============

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

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

6.    Stockholders' Equity (Continued)

Stock Options (Continued)

The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see below) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The Company's pro forma information is as follows for the years ended June 30:

                                            2002                      2001                      2000
                                    ----------------------    ---------------------     ---------------------

Net Loss
   As reported                               ($5,038,000)             ($6,153,000)              ($5,818,000)
   Pro Forma                                 ($5,840,000)             ($7,006,000)              ($6,542,000)

Net loss per share
   As reported                                    ($0.15)                  ($0.22)                   ($0.30)
   Pro Forma                                      ($0.18)                  ($0.25)                   ($0.34)

The pro forma amounts discussed above were derived using the Black-Scholes option-pricing model with the assumptions indicated below:

                                            2002                      2001                      2000
                                    ---------------------     ---------------------     ---------------------
Average expected                            3.4                       2.2                       3.0
  life (years)
Risk-free interest rate                    3.36%                     4.38%                      6.3%
Volatility                                  93%                       108%                      102%
Dividend yield                               0%                        0%                        0%

The weighted average grant date fair value of options granted during the years ended June 30, 2002, 2001 and 2000 was $1.45, $1.13 and $0.88, respectively.


                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

6.    Stockholders' Equity (Continued)

Stock Options (Continued)

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

Series B Convertible Preferred Stock

On December 22, 1999, and January 4, 2000 the Company completed a private placement of 4,040 shares of Series B Convertible Preferred Stock ("Series B") raising an aggregate of $4,040,000, before direct expenses. The purchasers and the placement agent of the Series B also received five-year warrants representing the right to acquire 444,562 common shares and 40,000 common shares respectively, at an exercise price of $2.72628. There were no warrants exercised as of June 30, 2002. All of the Series B shares were converted into common shares by June 30, 2001. The significant features of the Series B were as follows:

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

     Conversion Rights - The Series B contained a provision which allowed conversion into common shares based on a fixed conversion price of $1.6425 which represented the average market price of the Company's common stock for the ten days prior to the initial reset date of June 22, 2000. Thereafter, the conversion price is adjusted every six months to the lesser of (a) 130% of the fixed conversion price of $2.2719, or (b) 90% of the average market price for the ten days prior to such adjustment date. The value assigned to the Beneficial Conversion Feature ("BCF"), determined using 90% of the average market price for the ten days prior to the date the Series B was sold, compared to the quoted market price of the Company's common stock on the date the Series B was sold, amounted to $777,000. The preferred stock discount for the year ended June 30, 2000 includes $777,000 of amortization. As described above, the Company recorded $580,000 in additional BCF upon the adoption of EITF 00-27 in fiscal year 2001. As of June 30, 2001, all of the Series B have been converted into shares of common stock.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

7.   Stockholder Note Receivable

     In October 2000, the Company entered into a note receivable with the Company's Chief Executive Officer and Chairman of the Board for $425,000. The principal amount of the note represents the amount due to the Company for the exercise of options for 200,000 shares of common stock at an exercise price of $2.13. The note was a full recourse note, bore interest at 6.3% and was due October 31, 2001. In October 2001, the compensation committee rescinded the transaction. As such, the note was cancelled and the CEO surrendered the 200,000 shares of common stock.

8.    Major Customers and Foreign Sales

During the fiscal year ended June 30, 2002, revenues from a significant customer totaled $3,523,000 or 37% of net revenues. During the fiscal year ended June 30, 2001, revenues from a significant customer totaled $1,285,000 or 22% of net revenues. During the fiscal year ended June 30, 2000, revenues from a significant customer totaled $1,089,000 or 26% of net revenues.

The Company had sales to customers outside the United States as follows for the years ended June 30:

                                           2002                          2001                          2000
                                 -------------------------     -------------------------     -------------------------

Europe                                         $1,679,000                      $981,000                      $820,000

Asia                                            1,631,000                     1,511,000                       590,000

Other                                             620,000                       111,000                       208,000
                                 -------------------------     -------------------------     -------------------------

                                               $3,930,000                    $2,603,000                    $1,618,000
                                 =========================     =========================     =========================

9.     Income Taxes

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate of 34% to income tax expense is as follows for the years ended June 30:

                                                               2002                  2001                  2000
                                                          ----------------      ----------------     -----------------

Statutory federal income tax benefit                         ($1,712,000)          ($1,996,000)          ($1,971,000)
Net operating loss with no tax benefit                         1,712,000             1,996,000             1,971,000
                                                          ----------------      ----------------     -----------------

             Total federal income tax
                                                          $            -        $           -        $             -
                                                          ================      ================     =================

At June 30, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $40,752,000 and $11,691,000 respectively, that are available to offset future income. The federal and state loss carryforwards expire in various years between 2003 and 2022, and 2003 and 2012, respectively.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

9.    Income Taxes (Continued)

At June 30, 2002, the Company has research and experimentation credit carryforwards of approximately $393,000 for federal tax purposes that expire in various years between 2003 and 2022, and $272,000 for state income tax purposes that do not have an expiration date.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                                   June 30, 2002                  June 30, 2001
                                                              -------------------------     --------------------------

Deferred tax assets:
                Net operating loss carryfowards                            $14,550,000                    $13,161,000
                Income tax credits                                             584,000                        434,000
                Capitalized research costs                                     470,000                        403,000
                Other                                                          778,000                        573,000
                                                              -------------------------     --------------------------

Total deferred taxes                                                        16,382,000                     14,571,000
Valuation allowance                                                       (16,382,000)                    (14,571,000)
                                                              -------------------------     --------------------------

Net deferred taxes                                                             $    --                        $    --
                                                              =========================     ==========================

The valuation allowance increased by approximately $1.8 million, $2.2 million and $2.1 million in 2002, 2001 and 2000, respectively. Approximately $277,000 of the valuation allowance at June 30, 2002 is related to the benefits of stock option deductions, which will be credited to paid-in capital when realized.

Because of the "change of ownership" provisions of the Tax Reform Act of 1986, a portion of the Company's federal net operating loss and credit carryovers may be subject to an annual limitation regarding their utilization against taxable income in future periods.

10.    Employee Retirement Plan

The Company sponsors an Employee Retirement Plan, generally available to all employees, in accordance with Section 401 (k) of the Internal Revenue Code. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees' contributions. No Company contributions have been made to the Plan as of June 30, 2002.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

11.   Unaudited Quarterly Financial Data

The following tables provide quarterly data for fiscal years ended June 30, 2002 and 2001.

                                       First Quarter             Second Quarter            Third Quarter         Fourth Quarter
                                           Ended                     Ended                    Ended                   Ended
                                     September 30, 2001         December 31, 2001          March 31, 2002         June 30, 2002
                                   -----------------------------------------------------------------------------------------------

Net revenues                              $1,517,000               $2,467,000               $2,735,000              $2,830,000

Gross Margin                                 248,000                  626,000                  634,000                 483,000

Net loss                                 ($1,413,000)               ($955,000)             ($1,200,000)            ($1,470,000)
                                   =======================    ======================     ==================     ===================

Per share data:

Net loss to common
     stockholders                        ($1,413,000)               ($955,000)            ($1,200,000)             ($1,470,000)
                                   =======================    ======================     ==================     ===================

Basic and diluted net loss per
   common share                               ($0.04)                  ($0.03)                 ($0.04)                  ($0.04)
                                   =======================    ======================     ==================     ===================

Shares used in computing per
    share data                            31,802,547               31,606,436              32,745,103               35,223,082
                                   =======================    ======================     ==================     ===================


                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

11.   Unaudited Quarterly Financial Data (Continued)

                                         First Quarter Ended     Second Quarter Ended   Third Quarter Ended  Fourth Quarter Ended
                                         September 30, 2000       December 31, 2000        March 31, 2001       June 30, 2001
                                         ------------------       -----------------        --------------       -------------


Net revenues                                  $864,000               $1,597,000             $1,703,000            $1,628,000
Gross margin                                   (51,000)                 375,000                256,000               200,000
Net loss before cumulative effect of
accounting change under
    SAB 101                                 (1,349,000)              (1,039,000)            (1,349,000)           (2,134,000)
Cumulative effect of accounting
    change under SAB 101                      (282,000)                   --                     --                    --
                                          ------------------      -----------------       ---------------       --------------
Net loss                                   ($1,631,000)             ($1,039,000)           ($1,349,000)          ($2,134,000)
                                          ==================      =================       ===============       ==============
Per  share data:
Net loss before preferred stock
    dividend and cumulative effect
    of accounting change under
    EITF 00-27                             ($1,631,000)             ($1,039,000)           ($1,349,000)         ($2,134,000)
Preferred stock dividend                       (50,000)                 (23,000)               (19,000)              (8,000)
Cumulative effect of accounting
    change under EITF 00-27                      --                    (580,000)                 --                   --
                                          ------------------      -----------------       ---------------       --------------
Net loss to common stockholders            ($1,681,000)             ($1,642,000)           ($1,368,000)         ($2,142,000)
                                          ==================      =================       ===============       ==============
Basic and diluted net loss per                  ($0.06)                ($0.04)                  ($0.05)              ($0.07)
    share before cumulative effect
    of accounting changes
Cumulative effect of accounting
    change under SAB 101                         (0.01)                  --                      --                   --
Cumulative effect of accounting
    change under EITF 00-27                       --                    (0.02)                   --                   --
                                          ------------------      -----------------       ---------------       --------------
Basic and diluted net loss per
    common share                                ($0.07)                ($0.06)                  ($0.05)              ($0.07)
                                          ==================      =================       ===============       ==============
Shares used in computing per
    share data                              25,448,760             26,588,866               27,128,028           31,505,471
                                          ==================      =================       ===============       ==============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME                   AGE           SINCE                 POSITION WITH THE COMPANY

Philip H. Coelho                   58             1986       Chief Executive Office and Chairman of the
                                                             Board

                                                             Former President and Chief Operating
James Godsey, Ph.D.                51             1997       Officer, Director

Edward Cape, Ph.D.                 37             2002       Executive Vice President of Corporate
                                                             Strategy, Director

George Barry                       49             2002       Director

Patrick McEnany                    55             1997       Director

Hubert Huckel, M.D.                71             1997       Director

David Howell                       57             1999       Director

Sam Acosta                         59             1997       V.P. Manufacturing Operations

Renee Ruecker                      38             1998       V.P. Finance/Accounting

Dan Segal                          47             2000       V.P. Sales/Marketing


Key Employee
------------

Michelle Badal                     42             2000       Director of Regulatory Affairs and Quality
                                                             System
Richard Klosinski                  43             2000       Director of Research and Development


(a)  Corporate Directors

The following is the business background for the Directors of the Company.

Philip H. Coelho was named President of the Company on September 1989, and currently serves as Chief Executive Officer and Chairman of the Board. From October 1986 to September 1989, Mr. Coelho was the Company's Vice President and Director of Research, Development and Manufacturing. Mr. Coelho was President of

Castleton, Inc. from October 1983 until October 1986. Castleton developed and previously licensed the Insta Cool Technology to the Company. Mr. Coelho has a Bachelor of Science degree in Mechanical Engineering from the University of California, Davis, and is the inventor or co-inventor on the majority of the Company's patents.

James H. Godsey, Ph.D. was the Company's President and Chief Operating Officer from November 1997 through July 2002 and Director from 1998 through 2002. Dr. Godsey tendered his letter of resignation in June 2002 and terminated his employment on July 5, 2002. Previously, Dr. Godsey was with Dade MicroScan, a division of DADE BEHRING INC., where he was Vice President of Planning and Technology Integration, responsible for technology assessment activities, including the evaluation and acquisition of other medical device companies and medical device products. Dr. Godsey also served as Product Line General Manager of Dade MicroScan Inc. and Bartels Diagnostics Inc. from August 1993 to June 1995, overseeing annual product sales of $150 million and served as Vice President of Research & Development from February 1987 to August 1993. Dr. Godsey received his Doctorate in Bacterial Physiology from St. John's University in New York, a Masters of Science in Bacterial Physiology from the University of Missouri, and a Bachelor of Science from Southeast Missouri State University.

Edward G. Cape, Ph.D. joined the Board of Directors in 2002. He is also serving a one year term as Executive Vice President of Corporate Strategy (January 2002
- December 2002). Dr. Cape is currently Managing Partner and Founder of the Sapphire Group LLC, a merchant banking firm in New York, NY. Prior to the Sapphire Group he was a Healthcare Investment Banker at UBS Warburg, focusing on financings and mergers & acquisitions for companies in the medical technology and biotechnology sectors. Prior to UBS Warburg, he was the Founding Director of the Cardiac Dynamics Laboratory at Children's Hospital of Pittsburgh (a research and consulting entity) and a faculty member in the Schools of Engineering and Medicine at the University of Pittsburgh. In this capacity he consulted with numerous companies ranging from large-cap companies down to biomedical start-ups, published over 40 articles in peer-reviewed journals, seven textbook chapters, over 100 conference abstracts, and won the 1995 Young Investigator of the Year Award from the American Society of Echocardiography. Dr. Cape has B.S. and Ph.D. degrees from the Georgia Institute of Technology and an M.B.A. from Harvard Business School.

George J. Barry joined the Board of Directors in 2002 and is currently the President and Chief Executive Officer of Mediware Information Systems. He previously served as Mediware Information Systems' Chief Financial Officer from 1997 through 1998 and acted as an advisor to the Board of Directors thereafter. Mr. Barry has been a senior manager of software technology companies for over 16 years. He was employed as Vice President and Chief Financial Officer of Silvon Software, Inc. from 1999 through 2000; Chief Financial Officer at Microware Systems from 1992 to 1994 and as Group Chief Financial Officer for Dynatach Corporation from 1986 to 1992. Mr. Barry is a Certified Public Accountant and holds a Masters in Business Administration form the University of Wisconsin, Madison.

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

Hubert E. Huckel, M.D. joined the Board of Directors in 1997 and also currently serves as a member of the Board of Directors of Titan Pharmaceuticals, Inc., Catalyst Pharmaceutical Partners, Inc., Hydro Med Sciences, Inc. and Amarin Pharmaceuticals plc. In 1964, Dr. Huckel joined Hoechst A.G., a Frankfurt, Germany based chemical-pharmaceutical company ranking in the top 5 of such companies world wide. Dr. Huckel moved to Hoechst U.S. subsidiaries in 1966 where he held various operations and executive management positions, advancing to Executive Chairman of Hoechst Roussel Pharmaceutical, Inc., president of the Life Sciences Group, and member of the Executive Committee at Hoechst Celanese Corp., a Fortune 100 company. Dr. Huckel earned his medical degree from the University of Vienna, Austria, in 1956.

David S. Howell joined the Board of Directors in 1999 and is currently a General Partner of Howell Resource Partners, a privately owned Connecticut Partnership which invests in privately owned companies and real estate projects. Mr. Howell has previously served as CEO or COO of several privately owned companies, including Controlonics Corporation in Westford, Massachusetts (1981 through
1985), and The Straus Adler Company in New Haven, Connecticut (President 1988-1991; Chairman 1991-1996). Mr. Howell also previously served as a member of the Board of Directors of Callaway Golf Company in Carlsbad California prior to its public offering in 1992.

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

(c)  Key Employees

Michelle J. Badal, RAC, 42, joined the Company in May 2000 as the Director of Regulatory Affairs and Quality Systems. In her position at ThermoGenesis Corp., she manages the regulatory, quality and clinical departments. Prior to joining the Company, Ms. Badal was the Manager of Quality Assurance Compliance at ALZA

Corporation. Ms. Badal's experience includes over 18 years in regulatory and quality working in medical devices and pharmaceutical industries. She received her Bachelor of Science in Biological Sciences at California State University, Sacramento. She received her Regulatory Affairs Certification (RAC) in November 2001.

Richard Klosinski, 43, joined the Company in June 1996 and has held various positions including Electrical Engineer and System Engineering Manager, and was promoted to Director of Research and Development in 2000. Mr. Klosinski's experience prior to joining the Company includes nearly 17 years of experience in electrical product development and manufacturing from Baxter Diagnostics and Hewlett Packard Co. Mr. Klosinski received his Bachelor of Science Degree in Electronic Engineering from California State University San Luis Obispo.

(d)  Compliance With Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors to file reports of ownership and changes in ownership of our common stock with the SEC. Executive officers and directors are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4 and 5 delivered to the Securities and Exchange Commission ("Commission"), directors and officers of the Company timely filed all required reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, except Edward Cape who was late filing his Form 3. The late filing was primarily due to traveling.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid in the past three years for all services of Executive Officers of the Company.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------
                                       ANNUAL COMPENSATION                             LONG-TERM COMPENSATION
                                       -------------------                     -----------------------------------
                                                                                                       SECURITIES
NAME AND PRINCIPAL                                                 OTHER       RESTRICTED STOCK        UNDERLYING
POSITION                    YEAR       SALARY        BONUS      ANNUAL COMP.       AWARD(S)           OPTIONS/SARs
------------------------------------------------------------------------------------------------------------------------
Philip H. Coelho,           2000      $180,000          $0        $6,908(1)          $0                 150,000(2)
Chairman and Chief
Executive Officer           2001      $181,000          $0       $30,000(3)          $0                 350,000(4)

                            2002      $188,580     $22,000       $10,000(5)          $0               1,000,000(6)
------------------------------------------------------------------------------------------------------------------------
James Godsey, Former        2000      $160,000          $0        $9,689(7)          $0                 184,000(8)
President and Chief
Operating Officer           2001      $164,000          $0        $6,000(9)          $0                 144,000(10)

                            2002      $174,300          $0        $7,000(11)         $0                    -0-
------------------------------------------------------------------------------------------------------------------------
Sam Acosta, V.P.            2000      $135,000          $0        $2,594(12)         $0                 121,445(13)
Manufacturing
                            2001      $136,000          $0        $9,000(14)         $0                  95,040(15)

                            2002      $141,750          $0        $3,000(16)         $0                     -0-
------------------------------------------------------------------------------------------------------------------------
Renee Ruecker, V.P          2000       $95,000          $0        $3,000(17)         $0                 118,800(18)
Finance/Accounting
                            2001      $109,000          $0        $1,000(19)         $0                      -0-

                            2002      $115,500          $0            $0             $0                      -0-
------------------------------------------------------------------------------------------------------------------------
Dan Segal, V.P.             2000       $93,000     $17,000        $6,000(20)         $0                   5,000(21)
Sales/Marketing
                            2001      $113,000          $0        $4,000(22)         $0                  50,000(23)

                            2002      $121,800          $0        $4,000(24)         $0                 100,000(25)
------------------------------------------------------------------------------------------------------------------------

(1)  Represents payment of $6,908 in accrued vacation pay.
(2) Includes 150,000 stock options granted on July 29, 1999, at $1.125 per share.
(3) Represents payment of $7,000 in accrued vacation, $3,000 for a term life insurance policy for the benefit of Mr. Coelho and $20,000 as the difference between the price paid and the closing market value for 28,705 common shares in the April 2001 private financing.
(4)  Includes 350,000 stock options granted on December 14, 2000 at $1.875.
(5) Represents payment of $7,000 in accrued vacation and $3,000 for a term life insurance policy for the benefit of Mr. Coelho.
(6)  Includes 1,000,000 stock options granted on June 28, 2002 at $2.12.
(7) Represents payment of $6,000 annual automobile allowance and $3,689 in accrued vacation pay.
(8) Includes 100,000 stock options granted on July 29, 1999, at $1.125 per share and 84,000 stock options granted on May 11, 2000, at $1.969 per share.
(9)  Represents payment of accrued vacation.

(10) Includes 144,000 stock options granted on December 14, 2000 at $1.875.
(11) Represents payment of accrued vacation.
(12) Represents $2,594 in accrued vacation pay.
(13) Includes 66,000 stock options granted on July 29, 1999, at $1.125 per share and 55,445 stock options granted on May 11, 2000, at $1.1969
(14) Represents payment of $3,000 in accrued vacation and $6,000 as the difference between the price paid and the closing market value for 8,610 common shares in the April 2001 private financing.
(15) Includes 95,040 stock options granted on December 14, 2000 at $1.875.
(16) Represents payment of accrued vacation.
(17) Represents payment of accrued vacation.
(18) Includes 60,000 stock options granted on July 29, 1999 at $1.125 and 58,800 stock options granted on May 11, 2000 at $1.969.
(19) Represents payment of accrued vacation.
(20) Represents annual automobile allowance.
(21) Includes 5,000 stock options granted on July 29, 1999 at $1.125.
(22) Represents accrued vacation pay.
(23) Includes 50,000 stock options granted on July 27, 2000 at $1.875.
(24) Represents payment of accrued vacation.
(25) Includes 100,000 stock options granted on June 28, 2002 at $2.12.

Employment Agreements

In June 2002, the Company and Mr. Coelho entered into an employment agreement whereby Mr. Coelho agreed to serve as Chief Executive Officer of the Company and receive compensation equal to $225,000 per year, subject to annual increases as may be determined by the Board of Directors. Mr. Coelho is eligible to receive bonuses based on his performance and the attainment of objectives established by the Company. Bonuses shall not exceed thirty-five percent of his base salary in effect for any given year, and shall be subject to Compensation Committee oversight for meeting stated objectives. The employment agreement may be terminated by Mr. Coelho or by the Company with or without cause. In the event Mr. Coelho is terminated by the Company without cause, Mr. Coelho will be entitled to receive severance pay equal to the greater of six months of his annual salary or the remaining term of the agreement. In addition, the employment agreement provides that in the event Mr. Coelho is terminated other than "for cause" upon a change of control, Mr. Coelho shall be paid an amount equal to three times his annual salary. The phrase "change of control" is defined to include (i) the issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, or (iii) the acquisition of the Company in a merger or other business combination. The employment agreement expires by its terms in June 2007.

Dr. Godsey tendered his letter of resignation in June 2002 and with the agreement of the Company terminated his employment agreement in July 2002. In November 2000, the Company entered into an employment agreement with Dr. Godsey whereby Dr. Godsey agreed to serve as President and Chief Operating Officer and receive compensation equal to $166,000, subject to annual increases as may be determined by the Board of Directors. Dr. Godsey was eligible to receive bonuses based on his performance and the attainment of objectives established by the Company.

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

In May 2002, the Company renewed it's employment agreement with Mr. Dan Segal whereby Mr. Segal agreed to serve as Vice President of Sales/Marketing and receive compensation equal to $148,575 subject to annual increases as may be determined by the Board of Directors. Mr. Segal is eligible to receive bonuses based on his performance and the attainment of objectives established by the Company. Mr. Segal's bonuses shall not exceed thirty-five percent of his base salary in effect for any given year and shall be subject to Compensation Committee oversight for meeting stated objectives. The employment agreement may be terminated prior to the expiration of the agreement, upon the mutual agreement of the Company and Mr. Segal. In addition, the employment agreement provides that in the event Mr. Segal is terminated other than "for cause" upon a change of control, Mr. Segal will be paid an amount equal to three times his annual salary. The phrase "change of control" is defined to include (i) the issuance of 33% or more of the outstanding securities to any individual, firm, partnership, or entity, (ii) the issuance of 33% or more of the outstanding securities in connection with a merger, or (iii) the acquisition of the Company in a merger or other business combination. The employment agreement, as extended, expires by its terms in August 2005.

Options Granted in Last Fiscal Year

                                Individual Grants

------------------------------------------------------------------------------------------------------------------------
Name                    Number of      Percent of      Exercise       Expiration Date   Potential Realized Value at
                        Securities     Total Options
                        Underlying     Granted to                                       Assumed Annual Rates of Stock
                        Options        Employees in    Base Price                       Price Appreciation for Option
                        Granted        Fiscal Year     ($/sh)                           Term
                                                                                             5%(1)           10%(1)
------------------------------------------------------------------------------------------------------------------------

Philip Coelho           1,000,000      65%             $2.12          June 28, 2009     $334,165         $701,720

------------------------------------------------------------------------------------------------------------------------

Dan Segal                 100,000       7%             $2.12          June 28, 2009      $33,417          $70,172

------------------------------------------------------------------------------------------------------------------------

Footnotes to Table

(1) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future common stock prices, or actual performance.

                         Ten-Year Options/SAR Repricings

There were no repricing of options for the fiscal year ended June 30, 2002.

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-End  Option
Values

The following table sets forth executive officer options exercised and option values for fiscal year ended June 30, 2002 for all executive officers at the end of the year.

                                                                                                               Value of Unexercised
                                                                                   Number of Options at        In-the-Money Options
                                                                                      June 30, 2002              at June 30, 2002
                         Shares Acquired                                             (Exercisable/                (Exercisable/
  Name                     Or Exercised          Value Realized                      Unexercisable)             Unexercisable) (1)
  ----                     ------------          --------------                     -----------------             -------------

Phil Coelho                    --                      --                           383,334/1,116,666           $206,417/$28,583

James Godsey                   --                      --                            180,000/48,000             $ 36,204/$11,760

Sam Acosta                   16,500                 $19,388                          165,805/31,680             $ 70,660/$7,762

Renee Ruecker                10,000                 $11,750                            114,800/0                $ 54,649/0

Dan Segal                      --                      --                             80,000/125,000            $ 10,500/$5,625

(1)  Based on June 30, 2002 year end closing bid price of $2.12.

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

Five Year Common Stock Performance Graph

The following graph compares the performance of the Company's common stock during the period June 30, 1997 to June 30, 2002, with Nasdaq Stock Market Index and the Company's peer group of Nasdaq stocks.

(Graph Omitted)

The graph depicts the results of investing $100 in the Company's common stock, and the identified index at closing prices on June 30, 1997.

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

Report of the Compensation Committee on Executive Compensation

The Compensation Committee renewed the employment agreements with Mr. Coelho and Mr. Segal during fiscal year 2002.

Compensation Philosophy

The Committee continues to emphasize the important link between the Company's performance, which ultimately benefits all Stockholders, and the compensation of its executives. Therefore, the primary goal of the Company's executive compensation policy is to closely align the interests of the Stockholders with the interests of the executive officers. In order to achieve this goal, the Company attempts to (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to the long-term success of the Company and reward them for their efforts in ensuring the success of the Company and (ii) encourage executives to manage from the perspective of owners with an equity stake in the Company. The Company currently uses three integrated components - Base Salary, Incentive Compensation and Stock Options - to achieve these goals. More recently, the Committee has begun to focus more on principles of pay for performance and stock ownership, through option grants, to provide adequate incentive for completing tasks and operational hurdles the Company is facing. The following outlines the overall compensation components.

Base Salary

The Base Salary component of total compensation is designed to compensate executives competitively within the industry and the marketplace. Base Salaries of the executive officers are established by the Committee based upon Committee compensation data, the executive's job responsibilities, level of experience, individual performance and contribution to the business. In making base salary decisions, the Committee exercised its discretion and judgment based upon regional reports and personal knowledge of industry practice and did not apply any specific formula to determine the weight of any one factor.

Incentive Bonuses

The Incentive Bonus component of executive compensation is designed to reflect the Committee's belief that a portion of the compensation of each executive officer should be contingent upon the performance of the Company, as well as the individual contribution of each executive officer. The Incentive Bonus is intended to motivate and reward executive officers by allowing the executive officers to directly benefit from the success of the Company. During fiscal 2002 a bonus was granted to Mr. Coelho equal to the interest incurred on the stockholder note receivable. The Committee has directed that a formal written incentive plan that outlined key milestones critical to the Company's success be developed and implemented, and that the plan be weighted heavily towards achieving profitability before any bonus compensation would be earned. The Committee further expressed its intention that no cash bonuses would be paid until profitability is achieved and that all additional incentive compensation would be in the form of restricted stock grants or options. All executive employment contracts provide generally for a discretionary bonus of up to 35% of the executive's base salary which will be determined by the Committee based on individual performance criteria and Company performance during the year.

Long Term Incentives

The Committee provides the Company's executive officers with long-term incentive compensation in the form of stock option grants under the Company's Amended 1994 Stock Option Plan and the 1998 Employee Equity Incentive Plan. The Committee believes that stock options provide the Company's executive officers with the opportunity to purchase and maintain an equity interest in the Company and to share in the appreciation of the value of the Company's Common Stock. The Committee believes that stock options directly motivate an executive to maximize long-term stockholder value. All options granted to executive officers to date have been granted at the fair market value of the Company's Common Stock on the date of grant, except for the repricing of options granted to Mr. Coelho on May 29, 1996 which were repriced on April 2, 1997. The Committee considers each option subjectively, considering factors such as the individual performance of the executive officer and the anticipated contribution of the executive officer to the attainment of the Company's long-term strategic performance goals. The number of stock options granted in prior years are also taken into consideration.

In conclusion, the Committee believes that the Company's current compensation levels are consistent with Company goals.

                                    Respectfully Submitted,
                                    THERMOGENESIS CORP. COMPENSATION COMMITTEE


                                    David Howell, Chairman
                                    Hubert Huckel, M.D.
                                    Patrick McEnany

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

The following table sets forth certain information as of June 30, 2002, with respect to the beneficial ownership of the Company's common stock for each person known to the Company to own beneficially 5% or more of the outstanding shares of the Company's common stock. As of September 9, 2002, there were 35,256,146 shares of common stock outstanding. Unless otherwise listed, the address for each stockholder is 3146 Gold Camp Dr., Rancho Cordova, California 95670.

           Name of Stockholder                              Number of Shares(1)          Percent

           Federated Kaufmann Fund                             3,723,062(2)                11%
             140 E. 45th St., 43rd Fl
             New York, NY. 10017

           Atlas II, LP                                        2,427,910(3)               6.9%
             630 Fifth Ave., 20th Floor
             New  York, NY. 10100

           Philip H. Coelho                                      592,780(4)               1.6%

           James Godsey                                          180,000(5)                *%

           Edward Cape                                           100,000(6)                *%

           George Barry                                           40,000(7)                *%

           Hubert Huckel, M.D.                                    79,000(8)                *%

           David Howell                                          385,846(9)               1.1%

           Patrick McEnany                                       113,158(10)               *%

           Officers & Directors as a group (11)                1,941,695                  5.2%

* Less than 1%.
(1) The ownership includes only options exercisable on or before September 9, 2002. The total outstanding includes shares assumed exercised for percentage ownership computation.
(2) Includes 277,777 shares issuable upon the exercise of warrants.
(3) Includes 583,485 shares issuable upon the exercise of warrants.

(4) Includes 383,334 shares issuable upon the exercise of options and 15,741 shares issuable upon the exercise of warrants.
(5) Includes 180,000 shares issuable upon the exercise of options.
(6) Included 100,000 shares issuable on the exercise of options.
(7) Includes 40,000 shares issuable on the exercise of options.
(8) Includes 49,000 shares issuable upon the exercise of options and 10,000 shares issuable upon exercise of warrants. Also includes 20,000 shares issuable upon the exercise of warrants owned by HEH Investment Partners, LP. Dr. Huckel is the general partner of HEH Investment Partners, LP.
(9) Includes 29,000 shares issuable upon the exercise of options and 19,000 shares issuable upon exercise of warrants. Also includes 208,205 shares and 59,641 shares issuable upon the exercise of warrants owned by New England Venture Partners, LP. Mr. Howell is the President and a shareholder of the General Partner of New England Venture Partners, LP. Mr. Howell disclaims ownership of 89.8% of New England Venture Partners LP.

(10) Includes 49,000 shares issuable upon the exercise of options. Also includes 829 shares and 20,000 shares issuable upon the exercise of warrants owned by McEnany Holding, Inc. Mr. McEnany is the sole shareholder of McEnany Holding, Inc.
(11) Includes 165,805 shares issuable upon the exercise of options and 4,722 shares issuable upon the exercise of warrants owned by Sam Acosta. Includes 114,800 shares issuable upon the exercise of options and 4,000 shares issuable upon the exercise of warrants owned by Renee Ruecker. Includes 105,000 shares issuable upon the exercise of options owned by Dan Segal.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2000, the Company entered into a note receivable with the Company's Chief Executive Officer and Chairman of the Board for $425,000. The principal amount of the note represents the amount due to the Company for the exercise of options for 200,000 shares of common stock at an exercise price of $2.13. The note was a full recourse note, bore interest at 6.3% and was due October 31, 2001. In October 2001, the Compensation Committee rescinded the transaction. As such, the note was cancelled and the CEO surrendered the 200,000 shares of common stock.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report on Form 10-K.

                                                                         Page
                                                                        Number
                                                                        ------
(a) (1) Financial Statements

        Report of Ernst & Young, LLP, Independent Auditors................41

        Balance Sheets at June 30, 2002 and 2001..........................42

        Statements of Operations for the years ended
              June 30, 2002, 2001 and 2000................................43

        Statements of Stockholders' Equity for the years
              ended June 30, 2002, 2001 and 2000..........................44

        Statements of Cash Flows for the years ended
              June 30, 2002, 2001 and 2000................................45

        Notes to Financial Statements.....................................46

(a) (2) Financial Statement Schedules

        Schedule II, Valuation and Qualifying Accounts....................81

(b)     Reports on Form 8-K

        Date of Report    Date of Event     Item Reported
        --------------    -------------     -------------
        June 18, 2002     June 12, 2002     Resignation of James Godsey as
                                            President, COO and Director

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

10.1  (a)  Letter of Agreement with Liquid Carbonic, Inc. (1)
      (b)  Letter of Agreement with Fujitetsumo USA (1)
      (c)  Letter of Agreement with Fujitetsumo Japan (1)
      (d)  License Agreement between Stryker Corp. and THERMOGENESIS CORP. (5)
      (e)  Lease of Office and Manufacturing Space (4)
      (f)  Executive   Development   and    Distribution    Agreement    between
           THERMOGENESIS CORP. and Daido Hoxan Inc. (3)
      (g)  Administrative Office Lease (6)
      (h)  Employment Agreement for Sam Acosta (11)
      (i)  License Agreement and Distribution with Asahi Medical (9)
      (j)  License Agreement with Pall/Medsep Corporation (10)
      (k)  Distribution Agreement with Dideco S.p.A. (13)
      (l)  Employment Agreement for Philip H. Coelho
      (m)  Employment Agreement for Renee Ruecker (15)
      (n)  Amendment to License Agreement with Asahi Medical (15)
      (o)  Subscription Agreement dated December 22, 1999 (form) (16)
      (p)  Employment Agreement for Dan Segal

23.2  Consent of Ernst & Young  LLP, independent auditors
99.1 Certification under Sarbanes-Oxley Act by Chief Executive Officer
99.2 Certification under Sarbanes-Oxley Act by Vice President of Finance

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

THERMOLINE PRODUCTS: (1) Device for the ultra-rapid freezing of human blood plasma; (2) Portable device for the ultra-rapid freezing of human blood plasma;
(3) Device for the rapid thawing of frozen plasma for hospital patient care.

CREUTZFELDT-JACOB DISEASE ("CJD"): The human form of mad cow disease.

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

LYOPHILIZED:  Freeze dried.

MAD COW DISEASE: A fatal brain degenerating disease infecting cattle.

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

PRION: Infectious particle composed solely of protein and likened to viruses but having no genetic component

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

                                           THERMOGENESIS CORP.



                                       By:  /S/ PHILIP H. COELHO
                                            ------------------------------------
                                            Philip H. Coelho, Chairman & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/S/  PHILIP H. COELHO                            Dated:  September 17, 2002
        ----------------------------------
        Philip H. Coelho, Chief Executive
        Officer and Chairman of the Board
        (Principal Executive Officer)

By:/S/  RENEE M. RUECKER                            Dated:  September 17, 2002
        ----------------------------------
        Renee M. Ruecker, V.P. Finance
        (Principal Financial and Accounting
        Officer)

By: /S/ EDWARD CAPE                                 Dated:  September 17, 2002
        ----------------------------------
        Edward Cape, Executive V.P. Corporate
        Strategy and Director

By: /S/ HUBERT HUCKEL                               Dated:  September 17, 2002
        ----------------------------------
        Hubert Huckel, Director

By: /S/ PATRICK MCENANY                             Dated:  September 17, 2002
        ----------------------------------
        Patrick McEnany, Director

By: /S/ DAVID S. HOWELL                             Dated:  September 17, 2002
        ----------------------------------
        David Howell, Director

By: /S/ GEORGE BARRY                                Dated:  September 17, 2002
        ----------------------------------
        George Barry, Director

                                   SCHEDULE II

                               THERMOGENESIS CORP.
                        VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at        Charged to        Write-offs       Balance at
                                              beginning of        costs and          (net of       end of period
                                                 period           expenses         recoveries)
                                              --------------    --------------    --------------   --------------

Allowance of Doubtful Accounts:

For the year ended June 30, 2002                 $84,000           $35,000           $35,000          $84,000

For the year ended June 30, 2001                 $84,000           $42,000           $42,000          $84,000

For the year ended June 30, 2000                 $95,000           $43,000           $54,000          $84,000


                                                                EXHIBIT 10.1(l)


                               THERMOGENESIS CORP.

                              EMPLOYMENT AGREEMENT
                                       for
                                Philip H. Coelho


     THERMOGENESIS CORP. ("Employer") and Philip H. Coelho ("Employee"), agree as follows:

1. Employment. Employer employs Employee and Employee accepts employment with Employer on the terms and conditions set forth in this Employment Agreement ("Agreement").

2. Position; Scope of Employment. Employee shall have the position of Chief Executive Officer for Employer, and shall have the duties and authority set forth below, and as detailed on the position description attached as Exhibit "A", which duties and authority may be modified from time to time by Employer. As Chief Executive Officer, Employee shall report directly to Employer's Board of Directors.

     2.1. Entire Time and Effort. Employee shall devote Employee's full working time, attention, abilities, skill, labor and efforts to the performance of his employment. Employee shall not, directly or indirectly, alone or as a member of a partnership or other organizational entity, or as an officer of any corporation (other than any which are owned by or affiliated with Employer) (i) be substantially engaged in or concerned with any other commercial duties or pursuits, (ii) engage in any other business activity that will interfere with the performance of Employee's duties under this Agreement, except with the prior written consent of Employer, or (iii) join the board of directors of any other corporation; provided, however, that Employee may join the board of directors of no more than two unaffiliated corporations so long as such corporations are not competitive to the current or future operations of Employer and those corporations offer some synergistic prospects or other support for Employer's goals.

     2.2. Rules and Regulations. Employee agrees to observe and comply with Employer's rules and regulations as provided by Employer and as may be amended from time to time by Employer and will carry out and perform faithfully such orders, directions and policies of Employer. To the extent any provision of this Agreement is contrary to an Employer rule or regulation, as such may be amended from time to time, the terms of this Agreement shall control.

     2.3. Limitations Upon Authority to Bind Employer. Employee shall not engage in any of the following actions on behalf of Employer without the prior approval of Employer: (i) borrow or obtain credit in any amount or execute any guaranty, except for items purchased from vendors in the ordinary course of Employer's operations; (ii) expend funds for capital equipment in excess of expenditures expressly budgeted by Employer, if applicable, or in the event not budgeted, not to exceed the amounts set forth in subparagraph (iii); (iii) sell or transfer capital assets exceeding One Hundred thousand Dollars ($100,000) in market value in any single transaction or exceeding Two Hundred Fifty Thousand Dollars ($250,000) in the aggregate during any one fiscal year; (iv) execute any lease for real or personal property; or (v) exercise any authority or control over the management of any employee welfare or pension benefit plan maintained by Employer or over the disposition of the assets of any such plan.

3. Term. The term of this Agreement shall be for a period of five (5) years which shall commence on July 1, 2002 and end on June 30, 2007; unless terminated earlier as provided below in section 5.

4. Compensation. Employer shall pay to or provide compensation to Employee as set forth in this section 4. All compensation of every description shall be subject to the customary withholding tax and other employment taxes as required with respect to compensation paid to an employee.

     4.1. Base Salary. Employer shall pay Employee a base salary of Two Hundred Twenty Five Thousand Dollars ($225,000) per year commencing on July 1, 2002 ("Base Salary"). Employee's Base Salary shall be payable in accordance with Employer's regular pay schedule, but not less frequently than twice per month.

     4.2. Annual Review. On the date of Employer's annual meeting of stockholders and on each subsequent annual meeting of stockholders during the term of this Agreement, or at such other time as Employer may establish in its discretion, Employer shall review the previous year's performance of Employee for the purpose of making reasonable increases to Employee's Base Salary; provided that Employer shall not be required to increase Employee's Base Salary, but may do so at its discretion.

     4.3. Cash Bonuses.  In addition to the Base Salary provided for in sections
4.1 and 4.2, Employee is eligible to receive discretionary bonuses based on Employer performance and Employee's attainment of objectives periodically established by Employer. Annual bonuses to be provided to Employee shall not exceed thirty-five percent (35%) of Employee's Base Salary then in effect in any given year.

     4.4. Stock Option Grants. In addition to Base Salary provided for in sections 4.1 and 4.2, Employee is eligible to receive, in addition to any cash bonus provided for in section 4.3, an award of stock options as may be determined from time to time by Employer's Compensation Committee which consists of disinterested directors who administer Employer's Amended 1994 Stock Option Plan and Amended 1998 Employee Equity Incentive Plan.

     4.5. Vacation and Sick Leave. Employee shall be entitled to accrue up to four (4) weeks vacation annually; provided, however, that vacation time may not accrue beyond two weeks of accrued and unused time. Vacation pay shall not accrue beyond two (2) weeks at any given time. Employee shall be entitled to sick leave in accordance with Employer's sick leave policy, as amended from time to time. At the end of each anniversary of this Agreement, subject to the limit on two weeks accrued and unused vacation, all such unused and accrued vacation time shall be paid in cash.

     4.6. Other Fringe Benefits. Employee shall participate in all of Employer's fringe benefit programs in substantially the same manner and to substantially the same extent as other similar employees of Employer, excluding only those benefits expressly modified by the terms hereof.

     4.7. Expenses. Employee shall be reimbursed for his reasonable business expenses; subject to the presentation of evidence of such expenses in accordance with established policies adopted by Employer from time to time.

     4.8. Compensation From Other Sources. Any proceeds that Employee shall receive by virtue of qualifying for disability insurance, disability benefits, or health or accident insurance shall belong to Employee. Employee shall not be paid Base Salary in any period in which he receives benefits as determined and paid under Employer's long-term disability policy. Benefits paid to Employee under Employer's short-term disability policy shall reduce, by the same amount, Base Salary payable to Employee for such period.

5. Early Termination. Employee's employment with Employer may be terminated prior to the expiration of the term of this Agreement, upon any of the following events: (i) the mutual agreement of Employer and Employee in writing; (ii) the disability of Employee, which shall, for the purposes of this Agreement, mean Employee's inability, for a period exceeding three (3) months as determined by a qualified physician, and which qualifies Employee for benefits under Employer's long-term disability policy, to perform in the usual manner the material duties usually and customarily pertaining to Employee's long-term employment; (iii) Employee's death; (iv) notice of termination by Employer for cause; (v) Employer's cessation of business; (vi) written notice of termination by Employer without cause upon fourteen (14) days' notice, subject to the provisions for compensation upon early termination in section 5.3(b); or (vii) upon a Change in Control (as defined below) of Employer (as defined in and under the circumstances described in section 5.4).

     5.1. Definition of Cause. For purposes of this Agreement, any of the following shall constitute cause: (i) willful or habitual breach of Employee's duties; (ii) fraud or intentional material misrepresentation by Employee to Employer or any others; (iii) theft or conversion by Employee; (iv) unauthorized disclosure or other use of Employer's trade secrets, customer lists or confidential information; (v) habitual misuse of alcohol or any nonprescribed drug or intoxicant; or (vi) willful violation of any other standards of conduct as set forth in Employer's employee manual.

     5.2. Damages. If Employer terminates Employee for cause, Employer shall be entitled to damages and all other remedies to which Employer may otherwise be entitled.

     5.3. Compensation Upon Early Termination.

     (a) If Employee resigns during the term of this Agreement, or if this Agreement is terminated by Employer for cause, Employee shall be entitled to all accrued but unpaid Base Salary and vacation pay accrued through the date of delivery of notice of termination.

     (b) If Employee is terminated without cause, Employer shall pay to Employee as liquidated damages and in lieu of any and all other claims which Employee may have against Employer the greater of (i) six (6) months of Employee's salary excluding any amounts for benefits; or
          (ii) an amount equal to the then current per month Base Salary multiplied by the number of calendar months remaining of the term of this Agreement. Employer's payment pursuant to this subparagraph shall fully and completely discharge any and all obligations of Employer to Employee arising out of or related to this Agreement and shall constitute liquidated damages in lieu of any and all claims which Employee may have against Employer not including any obligation under the workers' compensation laws including Employer's liability provisions.

          Initials:         Employee  _________       Employer   _________

     (c) If Employee's employment is terminated as a result of death or total disability, Employee shall be entitled to accrued but unpaid Base Salary to date of termination. The date of termination shall be deemed the date of death or, in the event of disability, the date Employee qualified for total disability payments under Employer's long-term disability plan.

     (d) If Employee's employment is terminated as a result of a Change in Control of Employer, Employee shall be entitled to a lump-sum payment equal to three times Employee's Base Salary at the time. A "Change in Control" shall mean an event involving one transaction or a related series of transactions in which one of the following occurs: (i) Employer issues securities equal to 33% or more of Employer's issued and outstanding voting securities, determined as a single class, to any individual, firm, partnership or other entity, including a "group" within the meaning of section 13(d)(3) of the Securities Exchange Act of 1934; (ii) Employer issues securities equal to 33% or more of the issued and outstanding common stock of Employer in connection with a merger, consolidation or other business combination; (iii) Employer is acquired in a merger or other business combination transaction in which Employer is not the surviving company; or (iv) all or substantially all of Employer's assets are sold or transferred.

     (e) Except as expressly provided in paragraph (d) above, all compensation described in this section 5.3 shall be due and payable in installments at least bi-weekly or at the time of the delivery of notice of termination, at Employer's discretion.

6. Confidential Information of Customers of Employer. Employee during the course of his duties will be handling financial, accounting, statistical, marketing and personnel information of customers of Employer. All such information is confidential and shall not be disclosed, directly or indirectly, or used by Employee in any way, either during the term of this Agreement or at any time thereafter except as required in the course of Employee's employment with Employer.

7. Unfair Competition. During the term of this Agreement, Employee shall not, directly or indirectly, whether as a partner, employee, creditor, stockholder, or otherwise, promote, participate, or engage in any activity or other business which is competitive in any way with Employer's business. The obligation of

Employee not to compete with Employer shall not prohibit Employee from owning or purchasing any corporate securities that are regularly traded on a recognized stock exchange or on over-the-counter market. In order to protect the trade secrets of Employer, after the term, or upon earlier termination of this Agreement, Employee shall not, directly or indirectly, either as an employee, employer, consultants, agent, principal, partner, stockholder, corporate officer, director, or any other individual or representative capacity, engage or participate in any business that is in direct competition with the business of Employer for a period of one (1) year from the date of the expiration of this Agreement in the areas related to blood processing equipment or procedures.

8. Trade Secrets. Employee shall not disclose to any others, or take or use for Employee's own purposes or purposes of any others, during the term of this Agreement or at any time thereafter, any of Employer's trade secrets, including without limitation, confidential information, customer lists, computer programs or computer software of Employer. Employee agrees that these restrictions shall also apply to (i) trade secrets belonging to third parties in Employer's possession and (ii) trade secrets conceived, originated, discovered or developed by Employee during the term of this Agreement. Information of Employer shall not be considered a trade secret if it is lawfully known outside of Employer by anyone who does not have a duty to keep such information confidential.

     8.1 Inventions; Ownership Rights. Employee agrees that all ideas, techniques, inventions, systems, formulas, discoveries, technical information, programs, prototypes and similar developments ("Developments") developed, created, discovered, made, written or obtained by Employee in the course of or as a result, directly or indirectly, of performance of his duties hereunder, and all related industrial property, copyrights, patent rights, trade secrets and other forms of protection thereof, shall be and remain the property of Employer. Employee agrees to execute or cause to be executed such assignments and applications, registrations and other documents and to take such other action as may be requested by Employer to enable Employer to protect its rights to any such Developments. If Employer requires Employee's assistance under this section
8.1 after termination of this Agreement, Employee shall be compensated for his time actually spent in providing such assistance at an hourly rate equivalent to the prevailing rate for such services and as agreed upon by the parties.

9. Arbitration. Any disputes regarding the rights or obligations of the parties under this Agreement shall be conclusively determined by binding arbitration. Any controversy or claim arising out of or relating to this contract, or the breach thereof, shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof.

10. Actions Contrary to Law. Nothing contained in this Agreement shall be construed to require the commission of any act contrary to law, and whenever there is any conflict between any provision of this Agreement and any statute, law, ordinance, or regulation, contrary to which the parties have no legal right to contract, then the latter shall prevail; but in such event, the provisions of this Agreement so affected shall be curtailed and limited only to the extent necessary to bring it within legal requirements.

11. Miscellaneous.

     11.1. Notices. All notices and demands of every kind shall be personally delivered or sent by first class mail to the parties at the addresses appearing below or at such other addresses as either party may designate in writing, delivered or mailed in accordance with the terms of this Agreement. Any such notice or demand shall be effective immediately upon personal delivery or three
(3) days after deposit in the United States mail, as the case may be.

                EMPLOYER:    THERMOGENESIS CORP.
                             3146 Gold Camp Drive
                             Rancho Cordova, California 95670

                EMPLOYEE:    Philip H. Coelho
                             121 Giotto Way
                             El Dorado Hills, CA 95762

     11.2. Attorneys' Fees; Prejudgment Interest. If the services of an attorney are required by any party to secure the performance hereof or otherwise upon the breach or default of another party to this Agreement, or if any judicial remedy or arbitration is necessary to enforce or interpret any provision of this Agreement or the rights and duties of any person in relation thereto, the prevailing party shall be entitled to reasonable attorneys' fees, costs and other expenses, in addition to any other relief to which such party may be entitled. Any award of damages following judicial remedy or arbitration as a result of the breach of this Agreement or any of its provisions shall include an award of prejudgment interest from the date of the breach at the maximum amount of interest allowed by law.

     11.3. Choice of Law, Jurisdiction, Venue. This Agreement is drafted to be effective in the State of California, and shall be construed in accordance with California law. The exclusive jurisdiction and venue of any legal action by either party under this Agreement shall be the County of Sacramento, California.

     11.4. Amendment, Waiver. No amendment or variation of the terms of this Agreement shall be valid unless made in writing and signed by Employee and Employer. A waiver of any term or condition of this Agreement shall not be construed as a general waiver by Employer. Failure of either Employer or Employee to enforce any provision or provisions of this Agreement shall not waive any enforcement of any continuing breach of the same provision or provisions or any breach of any provision or provisions of this Agreement.

     11.5. Assignment; Succession. It is hereby agreed that Employee's rights and obligations under this Agreement are personal and not assignable. This Agreement contains the entire agreement and understanding between the parties to it and shall be binding on and inure to the benefit of the heirs, personal representatives, successors and assigns of the parties hereto.

     11.6. Independent Covenants. All provisions herein concerning unfair competition and confidentiality shall be deemed independent covenants and shall be enforceable without regard to any breach by Employer unless such breach by Employer is willful and egregious.

     11.7. Entire Agreement. This document constitutes the entire agreement between the parties, all oral agreements being merged herein, and supersedes all prior representations. There are no representations, agreements, arrangements, or understandings, oral or written, between or among the parties relating to the subject matter of this Agreement that are not fully expressed herein.

     11.8. Severability. If any provision of this Agreement is held by a court of competent jurisdiction to be invalid or unenforceable, the remainder of the Agreement which can be given effect without the invalid provision shall continue in full force and effect and shall in no way be impaired or invalidated.

     11.9. Captions. All captions of sections and paragraphs in this Agreement are for reference only and shall not be considered in construing this Agreement.

                                          EMPLOYER:

                                          THERMOGENESIS CORP.



                                      By: ____________________________________
                                          James H. Godsey,
                                          President & Chief Operating Officer



                                      By: ____________________________________
                                          David Howell, Chairman Compensation
                                          Committee)



                                          EMPLOYEE:

                                      By: ______________________________________
                                          Philip H. Coelho, an individual

                                                                EXHIBIT 10.1 (p)


                               THERMOGENESIS CORP.

                              EMPLOYMENT AGREEMENT
                                       for
                                    Dan Segal


     THERMOGENESIS CORP. ("Employer"), and Dan Segal ("Employee"), agree as follows:

1. Employment. Employer employs Employee and Employee accepts employment with Employer on the terms and conditions set forth in this Employment Agreement ("Agreement").

2.  Position;  Scope of  Employment.  Employee  shall have the  position of Vice
President of Sales/Marketing for Employer, and shall have the duties and authority set forth below, and as detailed on the position description attached as Exhibit "A", which duties and authority may be modified from time to time by Employer. As Vice President of Sales/Marketing, Employee shall report directly to Employer's President and Chief Operating Officer. If Employer does not have a President and Chief Operating Officer, then Employee shall report to Employer's Chief Executive Officer.

     2.1. Entire Time and Effort. Employee shall devote Employee's full working time, attention, abilities, skill, labor and efforts to the performance of his employment. Employee shall not, directly or indirectly, alone or as a member of a partnership or other organizational entity, or as an officer of any corporation (other than any which are owned by or affiliated with Employer) (i) be substantially engaged in or concerned with any other commercial duties or pursuits, (ii) engage in any other business activity that will interfere with the performance of Employee's duties under this Agreement, except with the prior written consent of Employer, or (iii) join the board of directors of any other corporation; provided, however, that Employee may join the board of directors of no more than two unaffiliated corporations so long as such corporations are not competitive to the current or future operations of Employer and those corporations offer some synergistic prospects or other support for Employer's goals.

     2.2. Rules and Regulations. Employee agrees to observe and comply with Employer's rules and regulations as provided by Employer and as may be amended from time to time by Employer and will carry out and perform faithfully such orders, directions and policies of Employer. To the extent any provision of this Agreement is contrary to an Employer rule or regulation, as such may be amended from time to time, the terms of this Agreement shall control.

     2.3. Limitations Upon Authority to Bind Employer. Employee shall not engage in any of the following actions on behalf of Employer without the prior approval of Employer: (i) borrow or obtain credit in any amount or execute any guaranty, except for items purchased from vendors in the ordinary course of Employer's operations; (ii) expend funds for capital equipment in excess of expenditures expressly budgeted by Employer, if applicable, or in the event not budgeted, not to exceed the amounts set forth in subparagraph (iii); (iii) sell or transfer capital assets exceeding ten thousand Dollars ($10,000) in market value in any single transaction or exceeding fifty thousand Dollars ($50,000) in the aggregate during any one fiscal year; (iv) execute any lease for real or personal property; or (v) exercise any authority or control over the management of any employee welfare or pension benefit plan maintained by Employer or over the disposition of the assets of any such plan.

3. Term. The term of this Agreement shall be for a period of Three (3) years, which shall commence on August 15, 2002 and end on August 14, 2005; unless terminated earlier as provided below in section 5.

4. Compensation. Employer shall pay to or provide compensation to Employee as set forth in this section 4. All compensation of every description shall be subject to the customary withholding tax and other employment taxes as required with respect to compensation paid to an employee.

     4.1 Base Salary. Employer shall pay Employee a base salary of One Hundred Forty Eight Thousand Five Hundred Seventy Five Dollars ($148,575) per year commencing on August 15, 2002 ("Base Salary"). Employee's Base Salary shall be payable in accordance with Employer's regular pay schedule, but not less frequently than twice per month.

     4.2. Annual Review. On the date of Employer's annual meeting of stockholders and on each subsequent annual meeting of stockholders during the term of this Agreement, or at such other time as the Employer may establish in its discretion, Employer shall review the previous year's performance of Employee for the purpose of making reasonable increases to Employee's Base Salary; provided that Employer shall not be required to increase Employee's Base Salary, but may do so at its discretion.

     4.3. Cash Bonuses. Conditioned upon cessation of commission based additional salary, and in addition to the Base Salary provided for in sections
4.1 and 4.2, Employee is eligible to receive bonuses, paid through issuance of stock or grant of options, based on Employer performance and Employee's attainment of objectives periodically established by the Compensation Committee of the Board of Directors. Annual bonuses to be provided to Employee shall not exceed thirty-five percent (35%) of Employee's Base Salary then in effect in any given year.

     4.4. Stock Option Grants. In addition to Base Salary provided for in sections 4.1 and 4.2, Employee is eligible to receive, in addition to any cash bonus provided for in section 4.3, an award of stock options as may be determined from time to time by Employer's Compensation Committee which consists of disinterested directors who administer Employer's Amended 1994 Stock Option Plan and Amended 1998 Employee Equity Incentive Plan.

     4.5. Vacation and Sick Leave. Employee shall be entitled to accrue up to Four (4) weeks vacation annually; provided, however, that vacation time may not accrue beyond two weeks of accrued and unused time. Vacation pay shall not accrue beyond Two (2) weeks at any given time. Employee shall be entitled to sick leave in accordance with Employer's sick leave policy, as amended from time to time. At the end of each anniversary of this Agreement, subject to the limit on two weeks accrued and unused vacation, all such unused and accrued vacation time shall be paid in cash.

     4.6. Other Fringe Benefits. Employee shall participate in all of Employer's fringe benefit programs in substantially the same manner and to substantially the same extent as other similar employees of Employer, excluding only those benefits expressly modified by the terms hereof.

     4.7. Expenses. Employee shall be reimbursed for his reasonable business expenses; subject to the presentation of evidence of such expenses in accordance with established policies adopted by Employer from time to time.

     4.8. Compensation From Other Sources. Any proceeds that Employee shall receive by virtue of qualifying for disability insurance, disability benefits, or health or accident insurance shall belong to Employee. Employee shall not be paid Base Salary in any period in which he receives benefits as determined and paid under Employer's long-term disability policy. Benefits paid to Employee under Employer's short-term disability policy shall reduce, by the same amount, Base Salary payable to Employee for such period.

5. Early Termination. Employee's employment with Employer may be terminated prior to the expiration of the term of this Agreement, upon any of the following events: (i) the mutual agreement of Employer and Employee in writing; (ii) the disability of Employee, which shall, for the purposes of this Agreement, mean Employee's inability, for a period exceeding three (3) months as determined by a qualified physician, and which qualifies Employee for benefits under Employer's long-term disability policy, to perform in the usual manner the material duties usually and customarily pertaining to Employee's long-term employment; (iii) Employee's death; (iv) notice of termination by Employer for cause; (v) Employer's cessation of business; (vi) written notice of termination by Employer without cause upon fourteen (14) days' notice, subject to the provisions for compensation upon early termination in section 5.3(b); or (vii) upon a Change in Control (as defined below) of Employer (as defined in and under the circumstances described in section 5.4).

     5.1. Definition of Cause. For purposes of this Agreement, any of the following shall constitute cause: (i) willful or habitual breach of Employee's duties; (ii) fraud or intentional material misrepresentation by Employee to Employer or any others; (iii) theft or conversion by Employee; (iv) unauthorized disclosure or other use of Employer's trade secrets, customer lists or confidential information; (v) habitual misuse of alcohol or any nonprescribed drug or intoxicant; or (vi) willful violation of any other standards of conduct as set forth in Employer's employee manual.

     5.2. Damages. If Employer terminates Employee for cause, Employer shall be entitled to damages and all other remedies to which Employer may otherwise be entitled.

     5.3. Compensation Upon Early Termination.

     (a) If Employee resigns during the term of this Agreement, or if this Agreement is terminated by Employer for cause, Employee shall be entitled to all accrued but unpaid Base Salary and vacation pay accrued through the date of delivery of notice of termination.

     (b) If Employee is terminated without cause, Employer shall pay to Employee as liquidated damages and in lieu of any and all other claims which Employee may have against Employer the greater of (i) six (6) months of Employee's salary excluding any amounts for benefits; or
          (ii) an amount equal to the then current per month Base Salary multiplied by the number of calendar months remaining of the term of this Agreement. Employer's payment pursuant to this subparagraph shall fully and completely discharge any and all obligations of Employer to Employee arising out of or related to this Agreement and shall constitute liquidated damages in lieu of any and all claims which Employee may have against Employer not including any obligation under the workers' compensation laws including Employer's liability provisions.

          Initials:         Employee  _________       Employer   _________

     (c) If Employee's employment is terminated as a result of death or total disability, Employee shall be entitled to accrued but unpaid Base Salary to date of termination. The date of termination shall be deemed the date of death or, in the event of disability, the date Employee qualified for total disability payments under Employer's long-term disability plan.

     (d) If Employee's employment is terminated as a result of a Change in Control of Employer, Employee shall be entitled to a lump-sum payment equal to three times Employee's Base Salary at the time. A "Change in Control" shall mean an event involving one transaction or a related series of transactions in which one of the following occurs: (i) Employer issues securities equal to 33% or more of Employer's issued and outstanding voting securities, determined as a single class, to any individual, firm, partnership or other entity, including a "group" within the meaning of section 13(d)(3) of the Securities Exchange Act of 1934; (ii) Employer issues securities equal to 33% or more of the issued and outstanding common stock of Employer in connection with a merger, consolidation or other business combination; (iii) Employer is acquired in a merger or other business combination transaction in which Employer is not the surviving company; or (iv) all or substantially all of Employer's assets are sold or transferred.

     (e) Except as expressly provided in paragraph (d) above, all compensation described in this section 5.3 shall be due and payable in installments at least bi-weekly or at the time of the delivery of notice of termination, at Employer's discretion.

6. Confidential Information of Customers of Employer. Employee during the course of his duties will be handling financial, accounting, statistical, marketing and personnel information of customers of Employer. All such information is confidential and shall not be disclosed, directly or indirectly, or used by Employee in any way, either during the term of this Agreement or at any time thereafter except as required in the course of Employee's employment with Employer.

7. Unfair Competition. During the term of this Agreement, Employee shall not, directly or indirectly, whether as a partner, employee, creditor, stockholder, or otherwise, promote, participate, or engage in any activity or other business which is competitive in any way with Employer's business. The obligation of Employee not to compete with Employer shall not prohibit Employee from owning or purchasing any corporate securities that are regularly traded on a recognized stock exchange or on over-the-counter market. In order to protect the trade secrets of Employer, after the term, or upon earlier termination of this Agreement, Employee shall not, directly or indirectly, either as an employee, employer, consultants, agent, principal, partner, stockholder, corporate officer, director, or any other individual or representative capacity, engage or participate in any business that is in direct competition with the business of Employer for a period of one (1) year from the date of the expiration of this Agreement in the areas related to blood processing equipment or procedures.

8. Trade Secrets. Employee shall not disclose to any others, or take or use for Employee's own purposes or purposes of any others, during the term of this Agreement or at any time thereafter, any of Employer's trade secrets, including without limitation, confidential information, customer lists, computer programs or computer software of Employer. Employee agrees that these restrictions shall also apply to (i) trade secrets belonging to third parties in Employer's possession and (ii) trade secrets conceived, originated, discovered or developed by Employee during the term of this Agreement. Information of Employer shall not be considered a trade secret if it is lawfully known outside of Employer by anyone who does not have a duty to keep such information confidential.

     8.1 Inventions; Ownership Rights. Employee agrees that all ideas, techniques, inventions, systems, formulas, discoveries, technical information, programs, prototypes and similar developments ("Developments") developed, created, discovered, made, written or obtained by Employee in the course of or as a result, directly or indirectly, of performance of his duties hereunder, and all related industrial property, copyrights, patent rights, trade secrets and other forms of protection thereof, shall be and remain the property of Employer. Employee agrees to execute or cause to be executed such assignments and applications, registrations and other documents and to take such other action as may be requested by Employer to enable Employer to protect its rights to any such Developments. If Employer requires Employee's assistance under this section
8.1 after termination of this Agreement, Employee shall be compensated for his time actually spent in providing such assistance at an hourly rate equivalent to the prevailing rate for such services and as agreed upon by the parties.

9. Arbitration. Any disputes regarding the rights or obligations of the parties under this Agreement shall be conclusively determined by binding arbitration. Any controversy or claim arising out of or relating to this contract, or the breach thereof, shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof.

10. Actions Contrary to Law. Nothing contained in this Agreement shall be construed to require the commission of any act contrary to law, and whenever there is any conflict between any provision of this Agreement and any statute, law, ordinance, or regulation, contrary to which the parties have no legal right to contract, then the latter shall prevail; but in such event, the provisions of this Agreement so affected shall be curtailed and limited only to the extent necessary to bring it within legal requirements.

11. Miscellaneous.

     11.1. Notices. All notices and demands of every kind shall be personally delivered or sent by first class mail to the parties at the addresses appearing below or at such other addresses as either party may designate in writing, delivered or mailed in accordance with the terms of this Agreement. Any such notice or demand shall be effective immediately upon personal delivery or three
(3) days after deposit in the United States mail, as the case may be.

                EMPLOYER:    THERMOGENESIS CORP.
                             3146 Gold Camp Drive
                             Rancho Cordova, California 95670

                EMPLOYEE:    Dan Segal
                             12155 Tributary Point Drive #204
                             Gold River, CA 95670

     11.2. Attorneys' Fees; Prejudgment Interest. If the services of an attorney are required by any party to secure the performance hereof or otherwise upon the breach or default of another party to this Agreement, or if any judicial remedy or arbitration is necessary to enforce or interpret any provision of this Agreement or the rights and duties of any person in relation thereto, the prevailing party shall be entitled to reasonable attorneys' fees, costs and other expenses, in addition to any other relief to which such party may be entitled. Any award of damages following judicial remedy or arbitration as a result of the breach of this Agreement or any of its provisions shall include an award of prejudgment interest from the date of the breach at the maximum amount of interest allowed by law.

     11.3. Choice of Law, Jurisdiction, Venue. This Agreement is drafted to be effective in the State of California, and shall be construed in accordance with California law. The exclusive jurisdiction and venue of any legal action by either party under this Agreement shall be the County of Sacramento, California.

     11.4. Amendment, Waiver. No amendment or variation of the terms of this Agreement shall be valid unless made in writing and signed by Employee and Employer. A waiver of any term or condition of this Agreement shall not be construed as a general waiver by Employer. Failure of either Employer or Employee to enforce any provision or provisions of this Agreement shall not waive any enforcement of any continuing breach of the same provision or provisions or any breach of any provision or provisions of this Agreement.

     11.5. Assignment; Succession. It is hereby agreed that Employee's rights and obligations under this Agreement are personal and not assignable. This Agreement contains the entire agreement and understanding between the parties to it and shall be binding on and inure to the benefit of the heirs, personal representatives, successors and assigns of the parties hereto.

     11.6. Independent Covenants. All provisions herein concerning unfair competition and confidentiality shall be deemed independent covenants and shall be enforceable without regard to any breach by Employer unless such breach by Employer is willful and egregious.

     11.7. Entire Agreement. This document constitutes the entire agreement between the parties, all oral agreements being merged herein, and supersedes all prior representations. There are no representations, agreements, arrangements, or understandings, oral or written, between or among the parties relating to the subject matter of this Agreement that are not fully expressed herein.

     11.8. Severability. If any provision of this Agreement is held by a court of competent jurisdiction to be invalid or unenforceable, the remainder of the Agreement which can be given effect without the invalid provision shall continue in full force and effect and shall in no way be impaired or invalidated.

     11.9. Captions. All captions of sections and paragraphs in this Agreement are for reference only and shall not be considered in construing this Agreement.

                          EMPLOYER:

                          THERMOGENESIS CORP.




                          By:      ___________________________________________
                                   Philip H. Coelho, Chief Executive Officer




                          By:      ___________________________________________
                                   David Howell, Chairman Compensation Committee




                          EMPLOYEE:

                          By:      ___________________________________________
                                   Dan Segal, an individual

                                                                  Exhibit 23.2

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-28653, 333-08661, and 333-45532) pertaining to the
THERMOGENESIS CORP. Amended 1994 Stock Option Plan, (Form S-8 Nos. 33-46911 and 333-37228) pertaining to the THERMOGENESIS CORP. 1998 Employee Equity Incentive Plan, (Form S-8 No. 333-82900) pertaining to the THERMOGENESIS CORP. Amended 1998 Employee Equity Incentive Plan, 2002 Independent Directors Equity Incentive Plan, and Non-Qualified Independent Director Stock Option Agreement, and (Form S-3 Nos. 333-61118, 333-23097, 333-01479, 33-63676, 333-44151, 333-72035,
333-95143, and 333-86312) of THERMOGENESIS CORP. and in the related Prospectuses of our report dated August 16, 2002, with respect to the financial statements and schedule of THERMOGENESIS CORP. included in the Annual Report (Form 10-K) for the year ended June 30, 2002.


                                                          /S/ ERNST & YOUNG LLP
Sacramento, California
September 23, 2002

                                                               Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350, AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Philip H. Coelho, Chief Executive Officer for THERMOGENESIS CORP. certify that:

1.  I have reviewed the annual report on Form 10-K of THERMOGENESIS CORP.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:  September 19, 2002

                                     /S/  Philip H. Coelho

                                     Philip H. Coelho
                                     Chief Executive Officer

                                                                  Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350, AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Renee M. Ruecker, Vice President of Finance for THERMOGENESIS CORP. certify that:

1. I have reviewed the annual report on Form 10-K of THERMOGENESIS CORP.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:  September 19, 2002

                                   /s/Renee M. Ruecker

                                    Renee M. Ruecker
                                   Vice President of Finance
                                   (principal accounting and principal financial officer)