Form 10-Q
period 2002-09-30
THERMOGENESIS CORP
filed 2002-11-12
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


  X Quarterly Report Pursuant to Section 13 or 15(b) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.
 ---



                         Commission File Number: 0-16375
                         -------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock, $0.001 par value, outstanding on October 30, 2002 was 35,266,004.

                               THERMOGENESIS CORP.


                                      INDEX

                                                                     Page Number
Part I     Financial Information

Item 1.    Financial Statements (Unaudited):

           Balance Sheets at September 30, 2002 and June 30, 2002............3

           Statements of Operations for the
           Three Months ended September 30, 2002 and 2001....................5

           Statements of Cash Flows for
           the Three Months ended September 30, 2002 and 2001................6

           Notes to Financial Statements.....................................7

Item 2.    Management's Discussion and Analysis of
           Financial Conditions and Results of Operations....................9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
See Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures..............................................12

Part II    Other Information

Item 1.    Legal Proceedings.................................................13
Item 2.    Changes in Securities.............................................13
Item 3.    Default Upon Senior Securities....................................13
Item 4.    Submission of Matters to a Vote of Security Holders...............13
Item 5.    Other Information.................................................13
Item 6.    Exhibits and Reports on Form 8-K..................................13

Signatures ..................................................................14

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                               THERMOGENESIS CORP.
                                 Balance Sheets
                                   (Unaudited)

                                                                   September 30,               June 30,
                                                                        2002                     2002
                                                                ---------------------    ---------------------
ASSETS

Current Assets:

  Cash and cash equivalents                                               $4,200,000               $4,713,000

  Short term investments                                                   1,013,000                2,013,000

  Accounts receivable, net of allowance for
    doubtful accounts of $81,000
    ($84,000 at June 30, 2002)                                             1,515,000                1,916,000

  Inventory                                                                3,609,000                2,887,000

  Other current assets                                                       409,000                  115,000
                                                                ---------------------    ---------------------

     Total current assets                                                 10,746,000               11,644,000

Equipment, at cost less accumulated depreciation
   of $2,418,000 ($2,389,000 at June 30, 2002)                               499,000                  537,000

Other assets                                                                  53,000                   58,000
                                                                ---------------------    ---------------------

                                                                         $11,298,000              $12,239,000
                                                                =====================    =====================

                               See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                             Balance Sheets (Con't)
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                                 September 30,             June 30,
                                                                         2002                    2002
                                                                  --------------------    -------------------

Current liabilities:

     Accounts payable                                                     $1,302,000               $995,000

     Accrued payroll and related expenses                                    306,000                204,000

     Deferred revenue                                                        427,000                436,000

     Accrued liabilities                                                     363,000                378,000
                                                                  --------------------    -------------------

        Total current liabilities                                          2,398,000              2,013,000

Long-term portion of capital lease obligations                                29,000                 33,000

Commitments and contingencies                                                     --                     --

Stockholders' equity:

     Series A convertible preferred stock, $0.001 par
        value, 1,200,000 shares authorized; 158,000
        issued and outstanding (158,000 at June 30,
        2002)($1,284,000 aggregate involuntary
        liquidation value at September 30, 2002)                                  --                     --

     Preferred stock, $0.001 par value; 800,000 shares
        authorized; no shares issued and outstanding                              --                     --

     Common stock, $0.001 par value; 50,000,000
        shares authorized; 35,266,004 issued and
        outstanding (35,230,254 at June 30, 2002)                             35,000                 35,000

     Paid in capital in excess of par                                     59,308,000             59,268,000

     Accumulated deficit                                                 (50,472,000)           (49,110,000)
                                                                  --------------------    -------------------

        Total stockholders' equity                                         8,871,000             10,193,000
                                                                  --------------------    -------------------

                                                                         $11,298,000            $12,239,000
                                                                  ====================    ===================

                                            See accompanying notes to financial statements.


                               THERMOGENESIS CORP.
                            Statements of Operations
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                           2002                      2001
                                                                   ----------------------    ----------------------

Net revenues                                                                 $2,053,000                $1,517,000

Cost of revenues                                                              1,697,000                 1,269,000
                                                                   ----------------------    ----------------------

    Gross profit                                                                356,000                   248,000
                                                                   ----------------------    ----------------------

Expenses:

    Selling, general and administrative                                       1,184,000                 1,093,000

    Research and development                                                    562,000                   601,000
                                                                   ----------------------    ----------------------

       Total expenses                                                         1,746,000                 1,694,000

Interest expense                                                                  3,000                     3,000

Interest income                                                                  31,000                    36,000
                                                                   ----------------------    ----------------------

Net loss                                                                    ($1,362,000)              ($1,413,000)
                                                                   ======================    ======================

Per share data:

Basic and diluted net loss per common share                                      ($0.04)                   ($0.04)
                                                                   ======================    ======================

Shares used in computing per share data                                      35,265,271                31,802,547
                                                                   ======================    ======================

                                            See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows
                 Three Months ended September 30, 2002 and 2001

                                                                          2002                   2001
                                                                   -------------------    -------------------
Cash flows from operating activities:
    Net loss                                                             ($1,362,000)           ($1,413,000)

    Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and amortization                                          73,000                119,000
       Loss on retirement of equipment                                         8,000                     --
       Net change in operating assets and liabilities:
          Accounts receivable                                                401,000                666,000
          Inventory                                                         (755,000)              (857,000)
          Other current assets                                              (294,000)              (199,000)
          Other assets                                                         5,000                  1,000
          Accounts payable                                                   307,000                190,000
          Accrued payroll and related expenses                               102,000                 76,000
          Deferred revenue                                                    (9,000)              (187,000)
          Accrued liabilities                                                (15,000)               628,000
                                                                   -------------------    -------------------

       Net cash used in operating activities                              (1,539,000)              (976,000)
                                                                   -------------------    -------------------

Cash flows from investing activities:
    Capital expenditures                                                     (10,000)               (53,000)
    Maturities of short-term investments                                   1,000,000              1,023,000
                                                                   -------------------    -------------------

       Net cash provided by investing activities                             990,000                970,000
                                                                   -------------------    -------------------

Cash flows from financing activities:
    Payments on capital lease obligations                                     (4,000)                (3,000)
    Exercise of stock options                                                 40,000                 13,000
                                                                   -------------------    -------------------

       Net cash provided by financing activities                              36,000                 10,000
                                                                   -------------------    -------------------
Net (decrease) increase in cash and cash equivalents                        (513,000)                 4,000

Cash and cash equivalents at beginning of period                           4,713,000              3,544,000
                                                                   -------------------    -------------------
Cash and cash equivalents at end of period                                $4,200,000             $3,548,000
                                                                   ===================    ===================

Supplemental cash flow information:
    Cash paid for interest                                                    $3,000                 $3,000
                                                                   ===================    ===================

                 See accompanying notes to financial statements

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)

Interim Reporting
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

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

For the three months ended September 30, 2002 and 2001, the Company recognized $0 and $0 respectively, in revenue that was included in the cumulative effect adjustment as of July 1, 2000. The effect of that revenue and related cost of revenue of $0 and $0 was to reduce the net loss by $0 and $0 during those periods, respectively.

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                           September 30, 2002 (Cont'd)
                                   (Unaudited)

Summary of Significant Accounting Policies (Cont'd)
Revenues from the sale of the Company's CryoSeal and ThermoLine products to end-users are recognized upon transfer of title. The Company generally ships products F.O.B. shipping point at its office. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. The Company's foreign sales are generally through distributors. There is no right of return provided for distributors. For sales of CryoSeal and ThermoLine products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor's history of adhering to the terms of its contractual arrangements with the Company, the level of inventory maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. Shipping and handling fees billed to customers are included in product and other revenues, while the related costs are included in cost of product and other revenues. Service revenue is generally generated from contracts for providing maintenance of equipment. Service revenue is recognized at the time the service is completed.

Recent Accounting Pronouncements
On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets whose lives are not indefinite are amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 141 was adopted as of July 1, 2001 and had no impact on our financial statements. SFAS No. 142 was adopted as of July 1, 2002 and had no impact on our financial statements.

In October 2001, the FASB issued SFAS No. 144 on "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121. The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. SFAS No. 144 was adopted on July 1, 2002 and had no impact on our financial statements.

Inventory
Inventory consisted of the following at:

                             September 30, 2002              June 30, 2002
                             ------------------           -------------------
  Raw Materials                  $2,120,000                   $1,456,000
  Work in process                   894,000                      765,000
  Finished goods                    595,000                      666,000
                             ------------------           -------------------
                                 $3,609,000                   $2,887,000
                             ==================           ===================

Related Party Transactions
During the three months ended September 30, 2002, the Company paid a board member $43,000 for consulting services related to the Company's strategic initiatives.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
             for the Three Months Ended September 30, 2002 and 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company's actual results and could cause actual results for fiscal year 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, and the risk factors listed from time to time in the Company's SEC reports, including, in particular, the factors and discussion in the Company's Form 10-K for its last fiscal year.

Introduction
The Company designs and manufactures medical devices and disposables used for the distributed manufacturing of biotherapeutic products such as concentrated mononuclear cells from umbilical cord blood, fibrin sealant and thrombin from blood plasma and other related blood products. Initially the Company developed its ThermoLine products for ultra rapid freezing and thawing of blood components, which the Company distributes to blood banks and hospitals. After extensive research and development, two new technology platforms (the BioArchive(R) System and the CryoSeal(R) System) have evolved products which provide new biotherapeutic products to patients in need.

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

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
         for the Three Months Ended September 30, 2002 and 2001 (Cont'd)

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. The Company recognizes revenue for BioArchive systems upon completion of training and installation of the equipment at the end-user's site. For licensing arrangements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the upfront fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts. For sales of CryoSeal and ThermoLine products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor's history of adhering to the terms of its contractual arrangements with the Company, the level of inventory maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
         for the Three Months Ended September 30, 2002 and 2001 (Cont'd)

Results of Operations
Net Revenues:
Net revenues for the three months ended September 30, 2002 were $2,053,000 compared to $1,517,000 for the three months ended September 30, 2001 an increase of $536,000 or 35%. There were four BioArchive installations in the quarter ended September 30, 2002 versus three in the comparable period in the prior year. The installations plus disposables sold to existing customers produced an increase in BioArchive revenues of $246,000 or 34%. Revenues generated by the CryoSeal product line for the three months ended September 30, 2002 were $251,000 versus none for the three months ended September 30, 2001.

Cost of Revenues:
Cost of revenues as a percent of revenues was approximately 83% for the three months ended September 30, 2002, as compared to 84% for the corresponding fiscal 2002 period. The cost of revenues percentage remained consistent primarily due to the significant overhead costs associated with building and maintaining an infrastructure that is required to meet FDA regulatory requirements and standards for production of Class II medical devices.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses for the three months ended September 30, 2002 increased $91,000 or 8% from the corresponding fiscal 2002 period. This increase is primarily the result of professional fees paid in connection with the executive search for a new chief operating officer and additional travel expenses.

Research and Development Expenses:
Research and development expenses for the three months ended September 30, 2002 decreased $39,000 or 6% from the corresponding fiscal 2002 period. The decrease is due primarily to the costs associated with completing the CryoSeal FS pre-clinical trials which occurred during the first quarter of fiscal 2002. During the three months ended September 30, 2002, the Company made a $385,000 pre-payment to a Clinical Research Organization (CRO) for services with respect to the Company's CryoSeal FS human clinical trials. This prepayment has been included in other current assets and is expected to be utilized prior to the end of the fiscal year.

Liquidity and Capital Resources
At September 30, 2002, the Company had a cash balance of $4,200,000, short term investments of $1,013,000 and working capital of $8,348,000. This compares to a cash balance of $4,713,000, short term investments of $2,013,000 and working capital of $9,631,000 at June 30, 2002. The cash and short-term investments were used to fund operations and other cash needs of the Company. In addition to product revenues, we have primarily financed our operations through the private placement of equity securities. Since its inception, the Company has raised approximately $51 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of September 30, 2002, the Company has no off-balance sheet arrangements.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
         for the Three Months Ended September 30, 2002 and 2001 (Cont'd)

Net cash used in operating activities for the three months ended September 30, 2002 was $1,539,000, primarily due to the net loss of $1,362,000. Inventory utilized $755,000 of cash as a result of purchasing materials for the BioArchive System to continue our revenue growth and ensure efficient manufacturing operations. Other current assets utilized $294,000 of cash primarily due to a $385,000 prepayment to a Clinical Research Organization (CRO) for services with respect to the Company's CryoSeal FS human clinical trials.

The report of independent auditors on the Company's June 30, 2002 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 2003. The plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financings and the reduction of certain operating expenses as required. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve additional financing or that such events will be on terms favorable to the Company.

At September 30, 2002, the Company has $1.5 million outstanding in cancelable orders to purchase inventory, supplies and services for use in normal business operations and no significant outstanding capital commitments.

Backlog
The Company's cancelable backlog at September 30, 2002 was $344,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. The Company has no long-term debt or investments and therefore is not subject to interest rate risk.

Item 4. Controls and Procedures
Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-Q.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 2.           Changes in Securities.
                  None.

Item 3.           Default Upon Senior Securities.
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  None.

Item 5.           Other Information.
                  Pre-approval of certain non-audit services.
                  In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing non-audit services to be performed by the Company's external auditors, Ernst & Young LLP, that have been pre-approved by the audit committee. Non-audit services are defined by law as services other than those provided in connection with an audit or review of the financial statements of the Company. During the quarterly period covered by this filing, the audit committee has approved the following non-audit services: review of quarterly financial statements; consultations on accounting standards or transactions; SEC registration statement services; comfort letters requested by underwriters; accounting and financial due diligence pertaining to acquisitions; assessment, design and implementation of internal accounting and risk management control services; and tax services. The services described above are considered by the Company to be audit-related services that are closely related to the financial statement audit process.

Item 6.           Exhibits and Reports on Form 8-K.
                  (a) Exhibits

                  99.1  Certification  of   Chief   Executive  Officer  and Vice
                  President   of   Finance   pursuant  to  section  906  of  the
                  Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K - None.

                               THERMOGENESIS CORP.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                    THERMOGENESIS CORP.
                                       (Registrant)

Dated November 7, 2002

                                    s/Philip H. Coelho
                                    --------------------------------------------
                                    Philip H. Coelho
                                    Chief Executive Officer
                                    (Principal Executive Officer)



                                    s/Renee M. Ruecker
                                    --------------------------------------------
                                    Renee M. Ruecker
                                    Vice President of Finance
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Philip H. Coelho, Chief Executive Officer for THERMOGENESIS CORP. certify that:

1. I have reviewed this quarterly report on Form 10-Q of THERMOGENESIS CORP.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 7, 2002                    s/Philip H. Coelho
                                            --------------------------------
                                            Philip H. Coelho
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                  CERTIFICATION

I, Renee Ruecker, Vice President of Finance for THERMOGENESIS CORP. certify that:

1. I have reviewed this quarterly report on Form 10-Q of THERMOGENESIS CORP.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 7, 2002            s/Renee M. Ruecker
                                    ------------------------------------
                                    Renee M. Ruecker
                                    Vice President of Finance
                                    (Principal Financial and Accounting Officer)

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of ThermoGenesis Corp. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Philip
H. Coelho, Chief Executive Officer and Renee M. Ruecker, Vice President of Finance, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: November 7, 2002                      /S/ PHILIP H. COELHO
                                             -----------------------------------
                                             Philip H. Coelho,
                                             Chief Executive Officer
                                             (Principal Executive Officer)




                                             /S/ RENEE M. RUECKER
                                             -----------------------------------
                                             Renee Ruecker,
                                             Vice President of Finance
                                             (Principal Financial and Accounting
                                             Officer)