Form 10-Q
period 2002-12-31
THERMOGENESIS CORP
filed 2003-02-14
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


 X Quarterly Report Pursuant to Section 13 or 15(b) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002.


                         Commission File Number: 0-16375


                               ThermoGenesis Corp.
            (Exact name of registrant as specified in its character)

                   Delaware                            94-3018487
                   --------                            ----------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's common stock, $0.001 par value, outstanding on January 31, 2003 was 35,266,004.

                         _______________________________

                               THERMOGENESIS CORP.


                                      INDEX

                                                                    Page Number
                                                                    -----------
Part I   Financial Information

Item 1.  Financial Statements (Unaudited):

         Balance Sheets at December 31, 2002 and June 30, 2002 ................3

         Statements of Operations for the Three and Six
           Months ended December 31, 2002 and 2001 ............................5

         Statements of Cash Flows for the Three and Six Months
           Ended December 31, 2002 and 2001 ...................................6

         Notes to Financial Statements ........................................7

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations .....................12

Item 3. Quantitative and Qualitative Disclosures About Market Risk. See Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures...............................................15

Part II Other Information

Item 1.  Legal Proceedings ...................................................16
Item 2.  Changes in Securities and Use of Proceeds............................16
Item 3.  Default Upon Senior Securities ......................................16
Item 4.  Submission of Matters to a Vote of Security Holders .................16
Item 5.  Other Information ...................................................16
Item 6.  Exhibits and Reports on Form 8-K ....................................16

Signatures ...................................................................17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                               THERMOGENESIS CORP.
                                 Balance Sheets
                                   (Unaudited)

                                                                    December 31,               June 30,
                                                                        2002                     2002
                                                                ---------------------    ---------------------
ASSETS

Current Assets:

  Cash and cash equivalents                                            $3,450,000               $4,713,000

  Short term investments                                                       --                2,013,000

  Accounts receivable, net of allowance for
    doubtful accounts of $80,000
    ($84,000 at June 30, 2002)                                          1,423,000                1,916,000

  Inventory                                                             3,742,000                2,887,000

  Other current assets                                                    458,000                  115,000
                                                                ---------------------    ---------------------

     Total current assets                                               9,073,000               11,644,000

Equipment, at cost less accumulated depreciation
   of $2,471,000 ($2,389,000 at June 30, 2002)                            521,000                  537,000

Other assets                                                               48,000                   58,000
                                                                ---------------------    ---------------------

                                                                       $9,642,000              $12,239,000
                                                                =====================    =====================

                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                             Balance Sheets (Cont'd)
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                                 December 31,              June 30,
                                                                         2002                    2002
                                                                  --------------------    -------------------

Current liabilities:

     Accounts payable                                                  $1,379,000               $995,000

     Accrued payroll and related expenses                                 270,000                204,000

     Deferred revenue                                                     394,000                436,000

     Accrued liabilities                                                  257,000                378,000
                                                                  --------------------    -------------------

        Total current liabilities                                       2,300,000              2,013,000

Long-term obligations                                                      55,000                 33,000

Commitments and contingencies                                                  --                     --

Stockholders' equity:

     Series A convertible preferred stock, $0.001 par
        value, 1,200,000 shares authorized; 158,000
        issued and outstanding (158,000 at June 30,
        2002)($1,303,500 aggregate involuntary
        liquidation value at December 31, 2002)                                --                     --

     Preferred stock, $0.001 par value; 800,000 shares
        authorized; no shares issued and outstanding                           --                     --

     Common stock, $0.001 par value; 50,000,000
        shares authorized; 35,266,004 issued and
        outstanding (35,230,254 at June 30, 2002)                          35,000                 35,000

     Paid in capital in excess of par                                  59,308,000             59,268,000

     Accumulated deficit                                              (52,056,000)            (49,110,000)
                                                                  --------------------    -------------------

        Total stockholders' equity                                      7,287,000             10,193,000
                                                                  --------------------    -------------------

                                                                       $9,642,000            $12,239,000
                                                                  ====================    ===================


                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended                        Six Months Ended
                                                                December 31,                             December 31,
                                                         2002                 2001                 2002                2001
                                                    ----------------    -----------------    -----------------    ----------------

Net revenues                                            $2,350,000           $2,467,000           $4,403,000          $3,984,000

Cost of revenues                                         1,938,000            1,841,000            3,635,000           3,110,000
                                                    ----------------    -----------------    -----------------    ----------------

    Gross profit                                           412,000              626,000              768,000             874,000
                                                    ----------------    -----------------    -----------------    ----------------

Expenses:

    Selling, general and administrative                  1,185,000            1,156,000            2,369,000           2,249,000

    Research and development                               826,000              455,000            1,388,000           1,056,000
                                                    ----------------    -----------------    -----------------    ----------------

       Total expenses                                    2,011,000            1,611,000            3,757,000           3,305,000

Interest expense                                             4,000                3,000                7,000               6,000

Interest income                                             19,000               33,000               50,000              69,000
                                                    ----------------    -----------------    -----------------    ----------------

Net loss                                               ($1,584,000)           ($955,000)         ($2,946,000)        ($2,368,000)
                                                    ================    =================    =================    ================

Per share data:

Basic and diluted net loss per common
   share                                                    ($0.04)              ($0.03)              ($0.08)             ($0.07)
                                                    ================    =================    =================    ================

Shares used in computing per share data                 35,266,004           31,606,436           35,265,837          31,704,492
                                                    ================    =================    =================    ================


                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows
                   Six Months Ended December 31, 2002 and 2001
                                   (Unaudited)

                                                                          2002                   2001
                                                                   -------------------    -------------------
Cash flows from operating activities:
    Net loss                                                            ($2,946,000)            ($2,368,000)

    Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and amortization                                        137,000                233,000
       Loss on retirement of equipment                                        9,000                     --
       Net change in operating assets and liabilities:
          Accounts receivable                                               493,000                 (51,000)
          Inventory                                                        (907,000)             (1,249,000)
          Other current assets                                             (343,000)               (127,000)
          Other assets                                                       10,000                  1,000
          Accounts payable                                                  384,000                198,000
          Accrued payroll and related expenses                               66,000                 25,000
          Deferred revenue                                                  (42,000)               (206,000)
          Accrued liabilities                                              (127,000)               515,000
                                                                   -------------------    -------------------

       Net cash used in operating activities                             (3,266,000)             (3,029,000)
                                                                   -------------------    -------------------

Cash flows from investing activities:
    Capital expenditures                                                    (42,000)                (93,000)
    Maturities of short-term investments                                  2,013,000              1,822,000
                                                                   -------------------    -------------------

       Net cash provided by investing activities                          1,971,000              1,729,000
                                                                   -------------------    -------------------

Cash flows from financing activities:
    Payments on capital lease obligations                                    (8,000)                 (6,000)
    Exercise of stock options                                                40,000                 13,000
                                                                   -------------------    -------------------

       Net cash provided by financing activities                             32,000                  7,000
                                                                   -------------------    -------------------
Net decrease in cash and cash equivalents                                (1,263,000)             (1,293,000)

Cash and cash equivalents at beginning of period                          4,713,000              3,544,000
                                                                   -------------------    -------------------
Cash and cash equivalents at end of period                               $3,450,000             $2,251,000
                                                                   ===================    ===================

Supplemental non-cash flow information:
    Equipment acquired by note payable                                      $36,000                     --
                                                                   ===================    ===================
    Cancellation of stockholder note receivable                                  --                 $425,000

                                                                   ===================    ===================

                 See accompanying notes to financial statements

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                                December 31, 2002
                                   (Unaudited)

Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

Summary of Significant Accounting Policies

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and effective July 1, 2000, the Company changed its method of accounting for revenue recognition for BioArchive (registered trademark) Systems and certain licensing agreements. Previously, the Company recognized revenue for BioArchive units upon the delivery of the equipment to the customers. The costs of training and installation were accrued in the same period the installation and training was performed and the related training and installation revenue was recognized. Under the new accounting method for BioArchive Systems adopted retroactive to July 1, 2000, the Company now recognizes revenue for BioArchive Systems for which the Company is responsible for the installation and training upon completion of training and installation of the equipment at the end-user's site. If a third party vendor is responsible for the installation and training and the Company has no further obligations to the customer, the Company recognizes the revenue for the BioArchive device upon transfer of title. Previously, the Company recognized revenue for licensing agreements when payment was received and the Company performed all services required under the agreements. Under the new accounting method which was adopted retroactive to July 1, 2000 for licensing agreements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company now defers the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts. The cumulative effect of the change on prior years resulted in an increase in the net loss of $282,000 (net of income taxes of $0), which is included in the net loss before the cumulative effect of a change in accounting principle for the year ended June 30, 2001, and $13,000 has been included in deferred revenue as of June 30, 2001. The $282,000 is comprised of revenues of $664,000 less cost of revenues of $382,000. The effect of the change on the year ended June 30, 2001 was to decrease the net loss before the cumulative effect of the accounting change by $179,000 ($0.01 per share). The $179,000 is comprised of revenues of $272,000 less cost of revenues of $93,000.

For the three months ended December 31, 2002 and 2001, the Company recognized $0 and $138,000 respectively, in revenue that was included in the cumulative effect adjustment as of July 1, 2000. The effect of that revenue and related cost of revenue of $0 and $125,000 was to reduce the net loss by $0 and $13,000 during those periods, respectively. For the six months ended December 31, 2002 and 2001 the Company recognized $0 and $138,000 respectively, in revenue that was included in the cumulative effect adjustment as of July 1, 2000. The effect of that revenue and related cost of revenue of $0 and $125,000 was to reduce the net loss by $0 and $13,000 during those periods, respectively.

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                December 31, 2002
                                   (Unaudited)

Summary of Significant Accounting Policies (Cont'd)

Revenues from the sale of the Company's CryoSeal FS (registered trademark) System and ThermoLine (trademark) products to end-users are recognized upon transfer of title. The Company generally ships products F.O.B. shipping point at its office. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. The Company's foreign sales are generally through distributors. There is no right of return provided for distributors. For sales of CryoSeal, BioArchive and ThermoLine products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor's history of adhering to the terms of its contractual arrangements with the Company, the level of inventory maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. Shipping and handling fees billed to customers are included in product and other revenues, while the related costs are included in cost of product and other revenues. Service revenue is generally generated from contracts for providing maintenance of equipment. Service revenue is recognized at the time the service is completed.

Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"), SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets whose lives are not indefinite are amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of". SFAS No. 141 was adopted as of July 1, 2001 and had no impact on our financial statements. SFAS No. 142 was adopted as of July 1, 2002 and had no impact on our financial statements.

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

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                December 31, 2002
                                   (Unaudited)

Recent Accounting Pronouncements (Cont'd)

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections". SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses because SFAS No. 4 has been rescinded. SFAS 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the provisions of SFAS 145 for fiscal 2003, which did not result in a material impact to financial position, cash flows or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 will have a material impact on financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple-Deliverable Revenue Arrangements" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. We are assessing, but at this point do not believe the adoption of EITF 00-21 will have a material impact on the Company's financial position, cash flows or results of operations.

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                December 31, 2002
                                   (Unaudited)

Recent Accounting Pronouncements (Cont'd)

In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002 and the Company has adopted those requirements for the financial statements included in this Form 10-Q. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is assessing, but at this point do not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on financial position, cash flows or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS No. 148 is not expected to materially impact our financial statements.

Inventory

Inventory consisted of the following at:

                                  December 31, 2002            June 30, 2002
                               ------------------------      ------------------
Raw materials                              $1,903,000              $1,456,000
Work in process                               640,000                 765,000
Finished goods                              1,199,000                 666,000
                               ------------------------      ------------------
                                           $3,742,000              $2,887,000
                               ========================      ==================

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                December 31, 2002
                                   (Unaudited)

Warranty

The Company offers a one-year warranty for parts only on all of its products. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. Additionally, the Company sells extended warranties on its BioArchive and freezers. The customer pays for the extended warranty at the beginning of the contract period and the resulting liability is included in deferred revenue. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's product liability during the period are as follows:

       July 1, 2002 balance                                            $267,000
       Warranties issued during the period                              149,000
       Settlements made during the period                              (145,000)
       Changes in liability for pre-existing warranties during
       the period, including expirations                                (61,000)
                                                                    ------------
       December 31, 2002 balance                                       $210,000
                                                                    ============

Related Party Transactions

During the three and six months ended December 31, 2002, the Company paid a board member $30,000 and $73,000 respectively, for consulting services related to the Company's strategic initiatives.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
          for the Three and Six Months Ended December 31, 2002 and 2001

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------
This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company's actual results and could cause actual results for fiscal year 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, and the risk factors listed from time to time in the Company's SEC reports, including, in particular, the factors and discussion in the Company's Form 10-K for its last fiscal year.

Introduction
------------
The Company designs and manufactures medical devices and disposables used for the distributed manufacturing of biotherapeutic products such as concentrated mononuclear cells from umbilical cord blood, fibrin sealant and thrombin from blood plasma and other related blood products. Initially the Company developed its ThermoLine products for ultra rapid freezing and thawing of blood components, which the Company distributes to blood banks and hospitals. After extensive research and development, two new technology platforms (the BioArchive System and the CryoSeal System) have evolved products which provide new biotherapeutic products to patients in need.

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

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
     for the Three and Six Months Ended December 31, 2002 and 2001 (Cont'd)

Critical Accounting Policies
----------------------------
The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its judgements and estimates, including those related to revenue recognition, bad debts, inventories, warranties, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. The Company recognizes revenue for BioArchive Systems upon transfer of title if we are not responsible for training and installation services, otherwise, we recognize revenue upon completion of training and installation of the equipment at the end-user's site. For licensing arrangements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the upfront fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts. For sales of CryoSeal, BioArchive and ThermoLine products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor's history of adhering to the terms of its contractual arrangements with the Company, the level of inventory maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
          for the Three and Six Months Ended December 31, 2002 (Cont'd)

Results of Operations
---------------------
Net Revenues:
Revenues for the three and six months ended December 31, 2002 were $2,350,000 and $4,403,000, compared to $2,467,000 and $3,984,000 for the fiscal 2002 periods, a decrease of $117,000 or 5% and an increase of $419,000 or 11%, respectively. BioArchive revenues were $985,000 and $1,978,000 for the three and six months ended December 31, 2002, compared to $962,000 and $1,687,000 for the corresponding fiscal 2002 periods, an increase of $23,000 or 2% and $291,000 or 17%, respectively. The increase in BioArchive revenue is primarily due to disposables sold to existing customers due to the increased demand from private and public cord blood banks in Asia. Revenues generated by the CryoSeal product line for the three and six months ended December 31, 2002 were $111,000 and $362,000 versus $24,000 for the three and six months ended December 31, 2001.

Cost of Revenues:
Cost of revenues as a percent of revenues was 82% and 83% for the three and six months ended December 31, 2002, as compared to 75% and 78% for the corresponding fiscal 2002 periods. The cost of revenues percentage increased primarily due to the significant overhead costs associated with building and maintaining an infrastructure that is required to meet FDA regulatory requirements and standards for productions of Class II medical devices and the mix of products sold.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $1,185,000 and $2,369,000 for the three and six months ended December 31, 2002 compared to $1,156,000 and $2,249,000 for the fiscal 2002 periods, an increase of $29,000 or 3% and $120,000 or 5%, respectively. The increases were primarily the result of professional fees paid in connection with the executive search for a new President and Chief Operating Officer and additional travel expenses.

Research and Development Expenses:
Research and development expenses for the three and six months ended December 31, 2002 were $826,000 and $1,388,000 compared to $455,000 and $1,056,000 for the corresponding fiscal 2002 periods, an increase of 82% and 31% respectively. The increase is primarily due to the costs associated with the CryoSeal FS human clinical trials.

Liquidity and Capital Resources
Our cash balance at December 31, 2002 was $3,450,000, a decrease of $1,263,000 from the balance at June 30, 2002. Additionally, the short-term investment balance has decreased $2,013,000 since June 30, 2002. The cash and short-term investments were used to fund operations and other cash needs of the Company. In addition to product revenues we have primarily financed our operations through the private placement of equity securities. Since its inception, the Company has raised approximately $51 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of December 31, 2002, the Company has no off-balance sheet arrangements.

Net cash used in operating activities for the six months ended December 31, 2002 was $3,266,000, primarily due to the net loss of $2,946,000. Inventory utilized $907,000 of cash as a result of purchasing materials for the BioArchive System and CryoSeal disposables to continue our revenue growth and ensure that we fill our customer orders on a timely basis. Other current assets utilized $343,000 of cash primarily due to a $385,000 prepayment to a Clinical Research Organization
(CRO) for services with respect to the Company's CryoSeal FS human clinical trials.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
          for the Three and Six Months Ended December 31, 2002 (Cont'd)

Liquidity and Capital Resources (Cont'd)
----------------------------------------
The report of independent auditors on the Company's June 30, 2002 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 2003. The plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financings and the reduction of certain operating expenses as required. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve additional financing or that such events will be on terms favorable to the Company.

At December 31, 2002, the Company has $900,000 outstanding in cancelable orders to purchase inventory, supplies and services for use in normal business operations and no significant outstanding capital commitments.

Backlog
-------
The Company's cancelable backlog at December 31, 2002 was $580,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. The Company has no long-term debt or investments and therefore is not subject to interest rate risk.

Item 4. Controls and Procedures
-------------------------------
Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-Q.

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

Item 2.  Changes in Securities and Use of Proceeds.
               None.

Item 3.  Default Upon Senior Securities.
               None.

Item 4.  Submission of Matters to a Vote of Security Holders.
               All nominees were elected to the board of directors and all resolutions passed. The following is the results of the votes at the Annual Meeting of stockholders held January 30, 2003.

Proposal #1
               Election of Directors         For                  Withhold
               ---------------------         ---                  --------
               Philip H. Coelho              23,837,292           61,333
               George J. Barry               23,832,592           66,033
               Edward Cape                   23,833,592           65,033
               David Howell                  23,833,192           65,433
               Hubert Huckel                 23,808,592           90,033
               Patrick McEnany               23,450,764           447,861

Proposal #2    Approval of amendment  to the 1998 Equity  Incentive  Plan to add an additional 1,000,000 shares of common stock underlying that plan.

               For                          Withhold             Abstain
               21,749,280                   2,010,515            138,830

Item 5.  Other Information.
               None.

Item 6.  Exhibits and Reports on Form 8-K.
               (a)  Exhibits.

               10.1 Employment Agreement with Kevin Simpson

               99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

               (b) Reports on Form 8-K - None.

                               THERMOGENESIS CORP.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THERMOGENESIS CORP.
                                  (Registrant)


Dated February 11, 2003


                                            s/Philip H. Coelho
                                            ------------------------------------
                                            Philip H. Coelho
                                            Chief Executive Officer
                                            (Principal Executive Officer)





                                            s/Renee M. Ruecker
                                            ------------------------------------
                                            Renee M. Ruecker
                                            Chief Financial Officer
                                            (Principal Financial  and Accounting
                                            Officer)

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


Dated:  February 11, 2003                   s/Philip H. Coelho
                                            -----------------------------
                                            Philip H. Coelho
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                  CERTIFICATION

I, Renee Ruecker, Chief Financial Officer for THERMOGENESIS CORP. certify that:

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


Dated:  February 11, 2003           s/Renee M. Ruecker
                                    --------------------------------------------
                                    Renee M. Ruecker
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)