Form 10-Q
period 2003-03-31
THERMOGENESIS CORP
filed 2003-05-14
CIK 811212

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


  X      Quarterly  Report  Pursuant  to  Section 13  or 15(b) of the Securities
 ---     Exchange Act of 1934 for the quarterly period ended March 31, 2003.


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

The number of shares of the registrant's common stock, $0.001 par value, outstanding on May 1, 2003 was 39,109,093.

                        -------------------------------

                               THERMOGENESIS CORP.


                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I     Financial Information

Item 1.    Financial Statements (Unaudited):

           Balance Sheets at March 31, 2003 and June 30, 2002.................3

           Statements of Operations for the
           Three and Nine Months Ended March 31, 2003 and 2002................5

           Statements of Cash Flows for
           the Nine Months Ended March 31, 2003 and 2002......................6

           Notes to Financial Statements......................................7

Item 2.    Management's Discussion and Analysis of
           Financial Conditions & Results of Operations......................13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
See Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 4.    Controls and Procedures...........................................17

Part II    Other Information

Item 1.    Legal Proceedings.................................................19
Item 2.    Changes in Securities.............................................19
Item 3.    Default Upon Senior Securities....................................19
Item 4.    Submission of Matters to a Vote of Security Holders...............19
Item 5.    Other Information.................................................19
Item 6.    Exhibits and Reports on Form 8-K..................................19

Signatures ..................................................................20

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
----------------------------------------

                               THERMOGENESIS CORP.
                                 Balance Sheets
                                   (Unaudited)

                                                                     March 31,                 June 30,
                                                                        2003                     2002
                                                                ---------------------    ---------------------
ASSETS

Current Assets:

     Cash and cash equivalents                                           $7,208,000              $4,713,000

     Short term investments                                                      --               2,013,000

     Accounts receivable, net of allowance for                            2,041,000               1,916,000
       doubtful accounts of $80,000
       ($84,000 at June 30, 2002)

     Inventory                                                            2,896,000               2,887,000

     Other current assets                                                   615,000                 115,000
                                                                ---------------------    ---------------------

        Total current assets                                             12,760,000              11,644,000

Equipment, at cost less accumulated depreciation
 of $2,544,000 ($2,389,000 at June 30, 2002)                                472,000                 537,000

Other assets                                                                 54,000                  58,000
                                                                ---------------------    ---------------------

                                                                        $13,286,000             $12,239,000
                                                                =====================    =====================

                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                             Balance Sheets (Cont'd)
                                   (Unaudited)

LIABILITIES AND STOCKHOLERS' EQUITY                                    March 31,               June 30,
                                                                         2003                    2002
                                                                  --------------------    -------------------

Current liabilities:

     Accounts payable                                                     $1,028,000              $995,000

     Accrued payroll and related expenses                                    337,000               204,000

     Deferred revenue                                                        374,000               436,000

     Accrued liabilities                                                     507,000               378,000
                                                                  --------------------    -------------------

        Total current liabilities                                          2,246,000             2,013,000

Long-term portion of capital lease obligations and
   note payable                                                               49,000                33,000

Commitments and contingencies

Stockholders' equity:

     Series A convertible preferred stock, $0.001 par value, 1,200,000 shares authorized; 158,000 issued and outstanding (158,000 at June 30, 2002)
        ($1,323,000 aggregate involuntary
        liquidation value at March 31, 2003)                                      --                    --

     Preferred stock, $0.001 par value; 800,000 shares
        authorized; no shares issued and outstanding                              --                    --

     Common stock, $0.001 par value; 50,000,000
        shares authorized; 39,109,093 issued and
        outstanding (35,230,254 at June 30, 2002)                             39,000                35,000

     Paid in capital in excess of par                                     64,674,000            59,268,000

     Accumulated deficit                                                 (53,722,000)           (49,110,000)
                                                                  --------------------    -------------------

        Total stockholders' equity                                         10,991,000           10,193,000
                                                                  --------------------    -------------------

                                                                          $13,286,000          $12,239,000
                                                                  ====================    ===================

                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended                     Nine Months Ended
                                                                  March 31,                             March 31,
                                                           2003               2002               2003               2002
                                                      ----------------   ---------------    ---------------    ---------------
Net revenues                                              $2,886,000        $2,735,000         $7,289,000         $6,720,000

Cost of revenues                                           2,375,000         2,101,000          6,010,000          5,211,000
                                                      ----------------   ---------------    ---------------    ---------------

    Gross profit                                             511,000           634,000          1,279,000          1,509,000
                                                      ----------------   ---------------    ---------------    ---------------

Expenses:

    Selling, general and administrative                    1,386,000         1,184,000          3,755,000          3,433,000

    Research and development                                 795,000           652,000          2,183,000          1,708,000
                                                      ----------------   ---------------    ---------------    ---------------

       Total expenses                                      2,181,000         1,836,000          5,938,000          5,141,000

Interest expense                                               3,000             4,000             10,000             11,000

Interest income                                                7,000             6,000             57,000             75,000
                                                      ----------------   ---------------    ---------------    ---------------

Net loss                                                 ($1,666,000)      ($1,200,000)       ($4,612,000)       ($3,568,000)
                                                      ================   ===============    ===============    ===============

Per share data:

Basic and diluted net loss per common share                   ($0.05)           ($0.04)            ($0.13)            ($0.11)
                                                      ================   ===============    ===============    ===============

Shares used in computing per share data                   36,570,697        32,745,103         35,700,791         32,051,362

                                                      ================   ===============    ===============    ===============

                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows
                    Nine months ended March 31, 2003 and 2002

                                                                          2003                   2002
                                                                   -------------------    -------------------
Cash flows from operating activities:
    Net loss                                                             ($4,612,000)           ($3,568,000)

    Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and amortization                                         211,000                331,000
       Issuance of common stock for services                                  65,000                    --
       Loss on retirement of equipment                                         9,000                    --
       Net change in operating assets and liabilities:
          Accounts receivable                                               (125,000)              (916,000)
          Inventory                                                          (61,000)            (1,239,000)
          Other current assets                                              (476,000)                (2,000)
          Other assets                                                       (20,000)                 5,000
          Accounts payable                                                    33,000                346,000
          Accrued payroll and related expenses                               133,000                111,000
          Deferred revenue                                                   (62,000)               125,000
          Accrued liabilities                                                129,000                238,000
                                                                   -------------------    -------------------

       Net cash used in operating activities                              (4,776,000)            (4,569,000)
                                                                   -------------------    -------------------

Cash flows from investing activities:
    Capital expenditures                                                     (67,000)              (124,000)
    Maturities of short-term investments                                   2,013,000                822,000
                                                                   -------------------    -------------------

       Net cash provided by investing activities                           1,946,000                698,000
                                                                   -------------------    -------------------

Cash flows from financing activities:
    Payments on capital lease obligations                                     (20,000)              (10,000)
    Exercise of stock options                                                 40,000                141,000
    Issuance of common stock                                               5,305,000              6,288,000
                                                                   -------------------    -------------------

       Net cash provided by financing activities                           5,325,000              6,419,000
                                                                   -------------------    -------------------
Net increase in cash and cash equivalents                                  2,495,000              2,548,000

Cash and cash equivalents at beginning of period                           4,713,000              3,544,000
                                                                   -------------------    -------------------
Cash and cash equivalents at end of period                                $7,208,000             $6,092,000
                                                                   ===================    ===================

Supplemental non-cash flow information:
    Equipment acquired by note payable                                       $36,000                    --
                                                                   ===================    ===================

    Cancellation of stockholder note receivable                                   --               $425,000
                                                                   ===================    ===================

                 See accompanying notes to financial statements

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

Interim Reporting
-----------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

Summary of Significant Accounting Policies
------------------------------------------

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and effective July 1, 2000, the Company changed its method of accounting for revenue recognition for BioArchive(R) Systems and certain licensing agreements. Previously, the Company recognized revenue for BioArchive units upon the delivery of the equipment to the customers. The costs of training and installation were accrued in the same period the installation and training was performed and the related training and installation revenue was recognized. Under the new accounting method for BioArchive Systems adopted retroactive to July 1, 2000, the Company now recognizes revenue for BioArchive Systems for which the Company is responsible for the installation and training upon completion of training and installation of the equipment at the end-user's site. If a third party vendor is responsible for the installation and training, the Company recognizes the revenue for the BioArchive device upon transfer of title. Previously, the Company recognized revenue for licensing agreements when payment was received and the Company performed all services required under the agreements. Under the new accounting method which was adopted retroactive to July 1, 2000 for licensing agreements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company now defers the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts. The cumulative effect of the change on prior years resulted in an increase in the net loss of $282,000 (net of income taxes of $0), which is included in the net loss before the cumulative effect of a change in accounting principle for the year ended June 30, 2001, and $13,000 has been included in deferred revenue as of June 30, 2001. The $282,000 is comprised of revenues of $664,000 less cost of revenues of $382,000. The effect of the change on the year ended June 30, 2001 was to decrease the net loss before the cumulative effect of the accounting change by $179,000 ($0.01 per share). The $179,000 is comprised of revenues of $272,000 less cost of revenues of $93,000.

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                 March 31, 2003
                                   (Unaudited)

Summary of Significant Accounting Policies (Cont'd)
---------------------------------------------------

For the three months ended March 31, 2003 and 2002, the Company recognized $0 in revenue that was included in the cumulative effect adjustment as of July 1, 2000. For the nine months ended March 31, 2003 and 2002 the Company recognized $0 and $138,000 respectively, in revenue that was included in the cumulative effect adjustment as of July 1, 2000. The effect of that revenue and related cost of revenue of $0 and $125,000 was to reduce the net loss by $0 and $13,000 during those periods, respectively.

Revenues from the sale of the Company's CryoSeal(R) FS System and ThermoLine TM products to end-users are recognized upon transfer of title. The Company generally ships products F.O.B. shipping point at its office. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. The Company's foreign sales are generally through distributors. There is no right of return provided for distributors. For sales of CryoSeal, BioArchive and ThermoLine products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventory maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. Shipping and handling fees billed to customers are included in net revenues, while the related costs are included in cost of revenues. Service revenue is generally generated from contracts for providing maintenance of equipment. Service revenue is recognized at the time the service is completed.

Recent Accounting Pronouncements
--------------------------------

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets whose lives are not indefinite are amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 141 was adopted as of July 1, 2001 and had no impact on our financial statements. SFAS No. 142 was adopted as of July 1, 2002 and had no impact on the Company's financial statements.

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                 March 31, 2003
                                   (Unaudited)

Recent Accounting Pronouncements (Cont'd)
-----------------------------------------

In October 2001, the FASB issued SFAS No. 144 on "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121. The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. SFAS No. 144 was adopted on July 1, 2002 and had no impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections". SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses because SFAS No. 4 has been rescinded. SFAS 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the provisions of SFAS 145 for fiscal 2003, which had no impact on the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 was adopted on January 1, 2003 and had no impact on the Company's financial statements.

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                 March 31, 2003
                                   (Unaudited)

Recent Accounting Pronouncements (Cont'd)
-----------------------------------------

In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple-Deliverable Revenue Arrangements" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. We are assessing the impact the adoption of EITF 00-21 will have on the Company's financial position, cash flows and results of operations.

In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002 and the Company has adopted those requirements for the financial statements included in this Form 10-Q. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. FIN 45 was adopted on January 1, 2003 and did not have a material impact on the Company's financial position, cash flows or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and the Company has adopted those provisions for the financial statements included in this form 10-Q. Adoption of SFAS No. 148 is not expected to materially impact on the Company's financial statements.

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                 March 31, 2003
                                   (Unaudited)

Inventory
---------
Inventory consisted of the following at:

                                                         March 31, 2003              June 30, 2002
                                            ----------------------------    -----------------------
  Raw Materials                                              $1,740,000                 $1,456,000
  Work in process                                               647,000                    765,000
  Finished goods                                                509,000                    666,000
                                            ----------------------------    -----------------------

                                                             $2,896,000                 $2,887,000
                                            ============================    =======================

Warranty
--------

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

Changes in the Company's product liability during the period are as follows:

                   July 1, 2002 balance                                            $267,000
                   Warranties issued during the period                              289,000
                   Settlements made during the period                              (168,000)
                   Changes in liability for pre-existing
                      warranties during the period, including
                      expirations                                                   (130,000)
                                                                           ------------------
                   March 31, 2003 balance                                          $258,000
                                                                           ==================

Stockholders' Equity
--------------------

The Company completed a private financing on March 28, 2003, in which it received $5,834,000, before expenses. The proceeds from the offering were received from the sale of 3,807,594 shares of common stock and issued warrants representing the right to acquire an additional 11,976 shares of the Company's common stock at $2.39 per share. The warrants vest immediately.

Stock-Based Compensation
------------------------

The Company has adopted the disclosure provision for stock-based compensation of SFAS No. 123, "Accounting for Stock-Based Compensation", but continues to account for such items using the intrinsic value method as outlined under accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                 March 31, 2003
                                   (Unaudited)

Stock Based-Compensation (Cont'd)
---------------------------------

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The Company's pro forma information is as follows:

                                                    Three Months Ended                    Nine Months Ended
                                                        March 31,                             March 31,
                                                  2003              2002               2003               2002
                                             ---------------    --------------     --------------    ---------------
Net loss, as reported                          ($1,666,000)      ($1,200,000)       ($4,612,000)       ($3,568,000)
Add:  stock-based employee
   compensation expense included in
   reported net income, net of related tax
   effects                                               --                --                 --                 --
Deduct:  total stock-based employee
   compensation expense determined
   under fair value method for all awards,
   net of related tax effects                     (457,000)         (252,000)          (860,000)          (664,000)
                                             ---------------    --------------     --------------    ---------------
Pro forma net loss                             ($2,123,000)      ($1,452,000)       ($5,472,000)       ($4,232,000)
                                             ===============    ==============     ==============    ===============

Basic and diluted net loss per share
     As reported                                    ($0.05)           ($0.04)            ($0.13)            ($0.11)
     Pro Forma                                      ($0.06)           ($0.04)            ($0.15)            ($0.13)


For the three months ended March 31, 2003 and 2002, the fair value of the Company's stock-based awards to employees was estimated using the following weighted-average assumptions:

                                                                     March 31,
                                                             2003                  2002
                                                       ------------------    -----------------
              Average expected life
                 (years)                                        3.8                  3.4
              Risk-free interest rate                          3.10%                3.36%
              Volatility                                         98%                  93%
              Dividend yield                                      0%                   0%

Related Party Transactions
--------------------------

During the three and nine months ended March 31, 2003, the Company paid a board member $26,000 and $99,000 respectively for consulting services related to the Company's strategic initiatives.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
           for the Three and Nine Months Ended March 31, 2003 and 2002

Item 2. Managements Discussion & Analysis of Financial Condition and Results of Operations

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

Introduction
------------

The Company designs, markets and manufactures medical devices and disposables used for the distributed manufacturing of biotherapeutic products such as concentrated mononuclear cells from umbilical cord blood, fibrin sealant and thrombin from blood plasma or other related blood products. Initially the Company developed its ThermoLine products for ultra rapid freezing and thawing of blood components, which the Company distributes to blood banks and hospitals. After extensive research and development, two new technology platforms (the BioArchive System and the CryoSeal System) have evolved products which provide new biotherapeutic products to patients in need.

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

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2003 and 2002 (Cont'd)

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

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      For the Three and Nine Months Ended March 31, 2003 and 2002 (Cont'd)

Results of Operations
---------------------

This quarter represents the first three months of operations under the direction of Kevin Simpson, the Company's new President and COO who has more than 20 years of executive management experience in the field of life sciences, 12 years specifically in the blood industry.

During the third quarter of fiscal 2003, Mr. Simpson assessed the Company's operations and executed a three part restructuring plan designed to improve the gross profit margin necessary for the Company to achieve self sufficiency and growth. This plan will be executed in three parts: (1) Focus the Company's marketing and sales efforts to improve the revenues of the CryoSeal and BioArchive product lines, (2) Reduce the in-house direct and overhead costs of manufacturing and (3) Identify alternative OEM supplier relationships that will provide low cost and high quality disposables. As part of the restructuring plan, on April 9, 2003, the Company reduced the personnel costs in manufacturing overhead by approximately $500,000 on an annual basis.

In addition to the restructuring plan, key operational objectives and new internal financial reporting systems have been initiated to provide more timely assessment of all the Company's costs going forward. Initial results of this restructuring plan will be realized in the quarter ending June 30, 2003. Management believes but can provide no assurances that the plan will be implemented on a timely basis or that the projected results will be achieved. If the Company's objectives under the plan do not come to timely fruition the Company may need to obtain debt or equity financing.

Net  Revenues:
Revenues for the three and nine months ended March 31, 2003 were $2,886,000 and $7,289,000, compared to $2,735,000 and $6,720,000 for the fiscal 2002 periods, an increase of $151,000 or 6% and $569,000 or 8%, respectively. BioArchive revenues were $1,654,000 and $3,632,000 for the three and nine months ended March 31, 2003, compared to $575,000 and $2,262,000 for the corresponding fiscal 2002 periods, an increase of $1,079,000 or 188% and $1,370,000 or 61%. The number of devices sold increased from ten for the nine months ended March 31, 2002 to thirteen for the nine months ended March 31, 2003. BioArchive revenues also increased from disposables sold to existing customers due to the increased demand from private and public cord blood banks in Asia. As BioArchive revenues from Asia may be threatened by the SARS epidemic, the Company is emphasizing its sales efforts in Europe and the Americas to meet its projected revenues for the fourth quarter. Revenues generated by the CryoSeal product line for the three and nine months ended March 31, 2003 were $191,000 and $554,000 versus $173,000 and $197,000 for the three and nine months ended March 31, 2002 an increase of 10% and 181%, respectively

Cost of Revenues:
Cost of revenues as a percent of net revenues was approximately 82% for the three and nine months ended March 31, 2003, as compared to 77% and 78% for the corresponding fiscal 2002 periods. The cost of revenues percentage increased primarily due to the higher overhead resulting from lower units produced in-house and increased service contract expenses. Management expects the restructuring plan that was implemented on April 9th to reduce cost of revenues as a percentage of net revenues beginning in the fourth quarter of fiscal 2003.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2003 and 2002 (Cont'd)

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $1,386,000 and $3,755,000 for the three and nine months ended March 31, 2003 compared to $1,184,000 and $3,433,000 for the fiscal 2002 periods, an increase of 17% and 9%, respectively. The increases were primarily the result of additional travel and professional fees, $131,000, paid to promote federal financing of a National Cord Blood Stem Cell Bank Network. The purpose for these expenditures was to educate the members of the U.S. Congress and Executive staff in the use of umbilical cord stem cells to treat life threatening diseases such as, leukemia, lymphoma, sickle cell anemia and various metabolic disorders and as a stem cell replacement for victims of radiation exposure resulting from terrorist attacks. The Company anticipates being one of several supporters of this effort until the legislation for a National Cord Blood Stem Cell Bank is approved. Although uncertain in light of current fiscal and budgetary debates in Congress, the Company is hopeful that a bill providing for the funding will be introduced over the next six months. Additional expenses were incurred in the executive search for a new President and Chief Operating Officer.

Research and Development Expenses:
Research and development expenses for the three and nine months ended March 31, 2003 were $795,000 and $2,183,000 compared to $652,000 and $1,708,000 for the corresponding fiscal 2002 periods, an increase of 22% and 28% respectively. The increase is primarily due to the costs associated with the CryoSeal FS human clinical trials which were $400,000 and $980,000 for the three and nine months ended March 31, 2003, respectively.

Liquidity and Capital Resources
-------------------------------

At March 31, 2003, the Company had a cash balance of $7,208,000, short-term investments of $0 and working capital of $10,514,000. This compares to a cash balance of $4,713,000, short-term investments of $2,013,000 and working capital of $9,631,000 at June 30, 2002. The Company raised net proceeds of $5.3 million through the private placement of common stock in March 2003. The cash and short-term investments were used to fund operations and other cash needs of the Company. In addition to product revenues, we have primarily financed our operations through the private placement of equity securities. Since its inception, the Company has raised approximately $56.3 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of March 31, 2003, the Company has no off-balance sheet arrangements.

Net cash used in operating activities for the nine months ended March 31, 2003 was $4,776,000, primarily due to the net loss of $4,612,000. Other current assets utilized $476,000 of cash primarily due to a $385,000 prepayment to a Clinical Research Organization (CRO) for services with respect to the Company's CryoSeal FS human clinical trials.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2003 and 2002 (Cont'd)


As of March 31, 2003, the Company had the following contractual obligations and commercial commitments:

--------------------------------------------------------------------------------------------------------------
Contractual Obligations                                     Payments Due by Period
--------------------------------------------------------------------------------------------------------------
                                         Total             Less than 1 year       1-3 years       4-5 years
--------------------------------------------------------------------------------------------------------------
Capital lease obligations and                   $70,000               $21,000          $35,000         $14,000
note payable
--------------------------------------------------------------------------------------------------------------
Operating leases                                 82,000                76,000            6,000               -
--------------------------------------------------------------------------------------------------------------
Total contractual cash                         $152,000               $97,000          $41,000         $14,000
obligations
--------------------------------------------------------------------------------------------------------------

The report of independent auditors on the Company's June 30, 2002 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 2004. The plan includes the realization of revenues from the commercialization of new products and the reduction of certain operating expenses as required. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve additional financing or that such events will be on terms favorable to the Company. Based on the completed equity financing and the restructuring efforts, management believes, but cannot assure that there is sufficient liquidity and working capital to meet its needs for the next 18 months.

At March 31, 2003, the Company has $1.8 million outstanding in cancelable orders to purchase inventory, supplies and services for use in normal business operations and no significant outstanding capital commitments.

Backlog
-------

The Company's cancelable backlog at March 31, 2003 was $154,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
-----------------------------------------------------------------

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

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2003 and 2002 (Cont'd)


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

Item 2.   Changes in Securities.
          On March 26, 2003, the Company, pursuant to a private placement with certain institutional investors and holders of Series A Preferred with participation rights ("Private Placement") sold 3,807,594 shares of common stock at $1.53 per share and issued three year warrants representing the right to acquire an additional 11,976 shares of common stock, in the aggregate, at an exercise price of $2.39 per share, for gross proceeds of approximately $5.8 million, before deducting expenses in the offering. The Company will use the net proceeds from the offering for working capital and implementation of operational plans. The Private Placement was made in reliance on the exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the Securities and Exchange Commission, and comparable exemptions for sales under state securities laws. Pursuant to the terms of the offering, the Company registered the shares of common stock issued and shares of common stock issuable upon conversion of the warrants for resale by the investors.

Item 3.   Default Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.
          None.

Item 6.   Exhibits and Reports on Form 8-K.
          (a)  Exhibits.
          10.1    Employment Agreement with Renee Ruecker
          99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K
               A report on Form 8-K for the event dated March 28, 2003 was filed on April 2, 2003 announcing the closing of the Company's Private Placement. A report on Form 8-K for the event dated March 21, 2003 was filed on March 25, 2003 announcing the initial closing of the Company's Private Placement.

                               THERMOGENESIS CORP.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THERMOGENESIS CORP.
                                  (Registrant)


Dated May 12, 2003

                                   /s/Philip H. Coelho
                                   ---------------------------------------------
                                   Philip H. Coelho
                                   Chief Executive Officer
                                   (Principal Executive Officer)





                                    /s/Renee M. Ruecker
                                    --------------------------------------------
                                    Renee M. Ruecker
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)