Form 10-K
period 2003-06-30
THERMOGENESIS CORP
filed 2003-09-25
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended: June 30, 2003

                         Commission File Number: 0-16375

                               THERMOGENESIS CORP.
             (Exact name of registrant as specified in its charter)

        Delaware                                        94-3018487
(State of incorporation)                    (I.R.S. Employer Identification No.)

                                2711 Citrus Road
                        Rancho Cordova, California 95742
                        --------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (916) 858-5100
                                 --------------
              (Registrant's telephone number, including area code)

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). [ ] Yes   [X] No

Aggregate Market Value of the voting stock held by non-affiliates of the registrant based on the closing sale price on December 31, 2002 was $71,121,372.

As of September 11, 2003, 39,459,894 shares of the Registrant's Common Stock were outstanding.

Documents  incorporated  by  reference:   Portions  of  the  registrant's  proxy
statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                     Page Number
Part I
ITEM 1.       Business........................................................3
              (A) Overview of Business........................................3
              (B) Market Overview.............................................4
              (C) Clinical Summary Status....................................15
              (D) Competition................................................17
              (E) Research and Development...................................19
              (F) Description of Device Manufacturing........................20
              (G) Government Regulation......................................21
              (H) Patents and Proprietary Rights.............................22
              (I) Factors Affecting Future Results...........................23
              (J) Licenses and Distribution Rights...........................26
              (K) Employees..................................................27

ITEM 2.       Properties.....................................................28
ITEM 3.       Legal Proceedings..............................................28
ITEM 4.       Submission of Matters to a Vote of Security Holders............28

Part II
ITEM 5.       Market  for  the Registrant's Common Stock and Related
                Stockholder Matters..........................................29
ITEM 6.       Selected Financial Data........................................30
ITEM 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................31
              (A) Overview...................................................31
              (B) Results of Operations......................................32
              (C) Liquidity and Capital Resources............................35
ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk.....36
ITEM 8.       Financial Statements and Supplementary Data....................37
ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................62
ITEM 9A.      Controls and Procedures........................................62

Part III
ITEM 10.      Directors and Executive Officers of the Registrant.............62
ITEM 11.      Executive Compensation.........................................62
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management.62
ITEM 13.      Certain Relationships and Related Transactions.................62
ITEM 14.      Principal Accounting Fees and Services.........................62

Part IV
ITEM 15.      Exhibits, Financial Statement Schedules and Reports on Form
              8-K............................................................63
              (A) Financial Statements.......................................63
              (B) Reports on Form 8-K........................................63
              (C) Exhibits...................................................63

                                     PART I

ITEM 1.       BUSINESS

(A)      Overview of Business
         --------------------

THERMOGENESIS CORP. ("the Company", "we", "our") incorporated in Delaware in July 1986, designs, manufactures and distributes Food and Drug Administration ("FDA") and ISO 9001 Compliant blood processing systems---CryoSeal(R) Fibrin Sealant ("FS") System and BioArchive(R) System and their companion products--- that enable the manufacturer of cell therapy drugs from donor blood. These "enabling technologies" are sold into two distinct markets: Blood Banks and Hospital/Wound Care centers. Both the CryoSeal and BioArchive systems consist of an automated blood processing device, and dedicated sterile single-use disposables that our customers use to manufacture cell therapy and products sourced from single units of blood. These products include hematopoietic stem cells from placental/cord blood for bone marrow rescue transplants and blood derived proteins and wound healing growth factors that provide surgeons with a means of arresting bleeding and/or bonding excised tissue together thereby initiating cellular repair of the excised tissues. These growth factors are also reported to accelerate the healing of damaged bones and chronic dermal wounds.

Short-Term Objectives
---------------------

In January 2003, the Company hired Kevin Simpson as President and Chief Operating Officer. Mr. Simpson has over 20 years of life science experience and 12 years of senior management experience within medical equipment and disposables businesses. He has a B.S. in mechanical engineering from Purdue and an MBA from Harvard Business School. Mr. Simpson has been charged with restructuring the Company and leading the transition from an R&D enterprise to a profitable entity with significant revenue and gross profit margin growth. The execution of the plan calls for the following:

     1. A significant reduction in manufacturing overhead costs and a consolidation of operations from three buildings into one 28,000 sq. ft. facility to increase the total efficiency of all operations.
     2. Outsource medical disposables for projected high growth product lines to low cost, high quality Contract Manufacturers.
     3. Strengthen marketing, manufacturing, and engineering management to ensure the achievement of the company's near term objectives.
     4. Focus marketing efforts on the sale of currently available products in countries where regulatory approval has been obtained and identifying niche markets where those products have the greatest competitive advantage.
     5. Shift our future revenues from a reliance on the sales of capital equipment to one dominated by high margin, recurring, disposables sales.

The Company is required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission ("SEC"). The public can obtain copies of these materials by visiting the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC's website at www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, the Company will make copies available to the public free of charge through its website, www.thermogenesis.com. The information on the Company's website is not incorporated into, and is not part of, this annual report.

(B)     Market Overview
------------------------

The Company anticipates significant growth in the following markets during the next several years as a result of the demand for cell therapy and blood products including stem cells, surgical sealants, thrombin and platelet derived growth factor products each sourced from individual units of donated whole blood. Except for stem cells, the standard industry practice sources these biological elements from pools of thousands of units of bovine or human blood that have been purchased on the open market which inherently have a higher risk of contamination. Management believes that if the market for cell therapy expands as anticipated, the market for its BioArchive System, including its related sterile disposables (e.g. cell storage containers and bag sets for cell collection, selection and transplantation), will also expand.

I.  Blood Bank Market
    -----------------

    (i)  Cell Therapy
         ------------

     Cell therapy is uniquely "personalized" medicine where therapeutic cells will be either sourced directly from the patient (autologous) and then modified and returned or sourced from a single Human Leukocyte Antigen ("HLA")-matched donor. These cell populations are used to replace, repair, augment, and/or regulate the biological function of tissues damaged by trauma, disease processes, or genetic abnormalities. This is in contrast to "batch" produced drugs where one drug is designed to treat all people suffering from one disease.

     The emerging cell therapy market is driven by recently developed enabling technologies that provide viable cell populations for specific therapies.

     a. Rapid, automated, low cost selection and isolation of viable red cells and platelets from peripheral blood and hematopoietic stem cells from placental/cord blood.
     b. Automated cryopreservation archiving and retrieval of stem cells without the loss of cell viability due to imprecise freezing rates and Transient Warming Events (TWE's)
     c. Automated harvesting and concentration of healing proteins and growth factors and the activating enzyme thrombin from patient blood plasma

     This new strategy for curing disease has dramatically changed the landscape of new drug development from that of protein-based (recombinant and fractionated proteins) to one that is cell-based. Because of the serious potential risk of graft vs. host disease ("GVHD"), the overwhelming majority of these cell preparations will be individual-specific doses derived from single units of autologous or an HLA matched single donor blood. The chart below provides an overview of the emerging cell therapy market.


                               Cell Therapy Market

                              Currently Licensed          Nearing FDA                 Clinical Research in Progress
                                                           Licensing
     ---------------------    --------------------    ---------------------    ---------------------     -------------------
                                                                               Tissue Regeneration
                                                                                Stem Cells, Growth          Immune Cells
      Cell Therapy             RBC's, Platelets        Hematopoietic Stem       Factors & Platelet            (T-Cells
       Products                   and Plasma                 Cells                     Gel                Dendritic Cells)
     ---------------------    --------------------    ---------------------    ---------------------     -------------------

      Treatments              Platelet                Leukemias                Parkinson's               HIV
       for:                   Deficiencies            Lymphomas                DiseaseMultiple           Solid Tumor
                              Red Cell                Genetic Diseases         Sclerosis                 Cancers
                              Deficiencies                                     Spinal Cord               Hepatitis
                              Plasma Protein                                   Stroke Damage             Malaria
                              Deficiencies                                     Dermal Ulcers
                                                                               Bleeding
                                                                               Surgeries

     Patient/Donor                42,000,000                100,000+                1,000,000+               1,000,000+
       Population

      Current Prices per          $150 - $450          $22,000 - $30,000               TBD                      TBD
      Dose
     ---------------------    --------------------    ---------------------    ---------------------     -------------------

     The most common form of cell therapy practiced today is the transfusion of red blood cells or platelets to surgical or transplant patients in need. This form of cell therapy has been practiced for more than 40 years.

     With the new and future forms of cell therapy transferred cells will be the patient-derived (autologous) or from a single HLA-typed blood donor (allogeneic), and be capable of generation of multiple cell types (pluripotent stem cells) or tissue specific precursors (progenitor cells). In many cases, cells will be isolated, grown to larger numbers, physiologically stimulated and/or genetically modified outside the body (ex vivo) prior to their therapeutic transfer to the patient. Alternatively, unmodified cells may be transferred to the desired site of action and treated with drugs, biopharmaceuticals, or gene products delivered locally (in situ) to stimulate the cells to grow, differentiate, secrete or otherwise provide the desired cell function (excrete insulin for example). In some cases, the organization of cells into tissues is facilitated by biological gels which are gradually eliminated over time (absorbable, biodegradable) and replaced by normal tissue. In all cases, the goal is to provide an appropriate mix of functionally differentiated cells in sufficient numbers and quality to improve the targeted immune system, gene activity or restore the targeted tissue function(s).

     Clinical Value of Placental/Cord Blood Stem Cells in Bone Marrow Rescue

     The Company's BioArchive System has been adopted by most of the world's leading Cord Blood Stem Cell Banks. The clinical value of transplanting the hematopoietic stem cells found in placental/cord blood has been well documented in the bone marrow rescue treatment of leukemias, lymphomas, diverse inherited anemias, and hypoproliferative stem cell disorders have been reported in the following peer review journal articles by our scientific and clinical collaborators - Dr. Pablo Rubinstein and Dr. Joanne
     Kurtzberg:

     o Rubinstein, P. "Placental Blood-Derived Hematopoietic Stem Cells for Unrelated Bone Marrow Reconstruction." Journal of Hematotherapy. Vol. 2, 1993; 207-210.

     o Rubinstein, P et al. "Review: Stored Placental Blood for Unrelated Bone Marrow Reconstitution." Blood. Vol. 81, No. 7, April 1, 1993; 1679-1690.
     o Kurtzberg, J et al. "The Use of Umbilical Cord Blood in mismatched Related and Unrelated hematopoietic Stem Cell Transplantation." Blood Cells. Vol. 20, 1994; 275-283.
     o    Rubinstein, P  et  al.  "Unrelated  Placental Blood  for  Bone  Marrow
          Reconstitution: Organization of the Placental Blood Program." Blood Cells. Vol. 20, 1994; 587-600.
     o Rubinstein, P et al. "Processing and Cryopreservation of Placental / Umbilical Cord Blood for Unrelated Bone Marrow Reconstitution." Proceedings of the National Academy of Sciences. Vol. 92, 1995; 10119-10122.
     o Kurtzberg, J et al. "Placental Blood as a Source of Hematopoietic Stem Cells for Transplantation into Unrelated Recipients." New England Journal of Medicine. Vol. 335, 1996; 157-166.
     o Rubinstein, P et al. "Initial Results of the Placental /Umbilical Cord Blood Program for Unrelated Bone Marrow Reconstitution." New England Journal of Medicine. Vol. 339, 1998; 1565-1577.
     o Rubinstein et al. "Outcomes among 562 recipients of placental-blood transplants from unrelated donors." The New England Journal of Medicine. Vol. 339, No. 22, November 26, 1998; 1565-1577.
     o Kurtzberg J et al. "Hematopoietic Engraftment and Survival in Adult Recipients of Umbilical-Cord Blood From Unrelated Donors." New England Journal of Medicine. Vol. 344, 2001; 1815-1822.

          Clinical outcome data for the use of cord blood stem cell therapies support the following conclusions:

     o Cord blood stem cell transplants regularly engraft, produce low rates of GVHD and achieve survival rates comparable or superior to those from unrelated bone marrow transplants.
     o Cell dose/Kg patient weight is important for timing and incidence of engraftment
     o    HLA compatibility is important for engraftment and survival.
     o Cord blood stem cells can be collected without risk to any donor, HLA typed, cryopreserved and archived in banks for extended lengths of time and be immediately delivered to patients in need, thereby avoiding the delays inherent in sourcing stem cells from the bone marrow of potential donors whose names are listed in a registry and must be located and caused to endure painful procedures to perform the harvest.

     In conclusion, the Company believes that thousands of patients' lives can be saved each year if a significant inventory of placental cord blood units is cryo-preserved and archived, ready for immediate transplant as soon as the patient is diagnosed. Estimates vary, but there is some consensus that a cryopreserved placental cord blood inventory of 2 million (less than 25% of the 8.0 million potential bone marrow donors currently in the international bone marrow registries) would provide excellent HLA matches (6 of 6 or 5 of 6) and high cell doses (greater than 2.5 X 107 cells/Kg body mass) to the tens of thousands of patients annually which physicians wish to treat with a stem cell transplant.

     An equally important benefit of this large-standing inventory is that it would allow the exploration of the treatment of other major diseases that may well be cured by stem cell transplants, such as sickle-cell anemia (80,000 patients per year)1, AIDS (200,000 patients per year)2 and thalassemia (600,000 patients per year3. A recent clinical study reported an 81% cure rate for treating sickle cell anemia with a cord blood stem cell transplant.

     Placental/Cord Blood vs. Other Sources of Hematopoietic Stem Cells

     There are two typical sources of hematopoietic stem cells currently utilized in bone marrow rescue therapy: 1) adult stem cells sourced invasively from the donors bone marrow or peripheral blood, and 2) neonatal stem cells sourced from placental cord blood. Clinical consensus is building that placental/cord blood is the best source of hematopoietic stem cells.

     -----------------------------------------------------------------------------------------------------------------
                   Source                             Advantages                              Disadvantages
     -----------------------------------------------------------------------------------------------------------------
                                       -Tolerance of mismatches
                                       -no risk to donor
                                       -no donor addtrition
             Neonatal Stem Cells       -grafts available on short notice             -Number of cells limited by
             Placental Cord Blood      -less latent viral infection                   volume of collected blood
                                       -less immune reaction against                  (~80 ml)
                                        recipient (lower GVHD)

     -----------------------------------------------------------------------------------------------------------------
                                                                                     -Pain and risk to donor during
                                                                                      extraction
                                                                                     -greater risk of viral infection
           Adult Stem Cells            -large number of potential donors             -higher chronic and acute GVHD
                                       -adjustable number of cells                   -grafts take months or more
                                                                                      to locate and collect

     -----------------------------------------------------------------------------------------------------------------

     One of the major advantages with placental/cord blood stem cells is that they are harvested from the placental cord after birth of a baby and until recently, is normally discarded as biologic waste. Without risk or pain to the donor, harvests can take place in all hospitals in which babies are born. They can be banked in large numbers throughout the ethnic populations of the world to optimize the probability of finding an HLA match for every patient soon after diagnosis.

     ----------------------
     1 "Sickle Cell Anemia. " National Heart,  Lung  and  Blood Institute (NIH),
       NIH Publication No. 96-4057, November 1996; p.2
     2 "Surveillance  for  AIDS-defining  Opportunistic  Illnesses,  1992-1997."
       Morbidity and Mortality Weekly Report; CEC Surveillance Summaries. Volume 48, No. SS-2, Aril 16, 1999
     3 "Thalassemia  (Cooley's  Anemia)  Clinical  Research  Network."  National
       Heart, Lung and Blood Institute (NIH), RFA HL-99-016, March 11, 1999

     The Market Need for Placental/Cord Blood Stem Cell Banks

     The Company believes the market for the BioArchive System will be predominately driven by the demand for placental/cord blood stem cell donations to build an HLA diverse inventory sufficient to service the transplants needed for bone marrow rescue therapy. More recently, placental/cord blood has been reported to contain additional stem cells which may have advantages over embryonic stem cells as a means of producing highly valuable cell populations to treat many previously incurable lethal diseases such as Parkinson's disease, Alzheimer's disease and diabetes. This is a new and still emerging market.

     Placental cord blood samples are collected by draining blood from the placenta which previously had been considered medical waste. The stem cells are then concentrated within a final volume of 20 ml. typically using the Company's proprietary sterile disposable processing bag sets.

     In order to achieve an optimum tissue match with patients of diverse ethnic backgrounds, a large number of placental/cord blood samples must be banked, catalogued, and available for retrieval. Statistical analysis suggests that two million samples, harvested throughout the world, will provide sufficient volume and diversity to produce a high cell dose and an excellent tissue match for 90% of the world's patients who may require a transplant. These two factors, individually, and especially in combination, significantly increase the likelihood of patient survival. The Company is aware that the health authorities in most industrialized countries have already or intend to establish placental/cord blood stem cell banks, which are building towards this sample inventory. Additional sales are expected from the Private Cord Blood sector, which is driven by the demand for equipment for storage of placental/cord blood for personal use.

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

                      Cell Therapy Product Production Cycle
                      -------------------------------------

    ------------------------------------------------------------------------------------------------------------
    Harvest            Select            Cryopreserve/      Manipulate         Cryopreserve/      Thaw/Transfuse
                                          Archiving                             Archiving
    ------------------------------------------------------------------------------------------------------------
            1                 2                  3                  4                  5                  6
    ------------------------------------------------------------------------------------------------------------

     1.       Cryopreservation/Archiving

     The ability to deliver high cell dose, viable populations at the time a patient is optimally prepared to receive them will be a critical factor in successful cellular therapy. This will only happen with two precision cryopreservation/archiving steps in the production cycle.

     Compared to proteins that can be lyophilized and stored at room temperature for long periods of time without loss of function, the viability of cells at room temperature and even at refrigerated temperature is short and fragile. The BioArchive technology enables the processing, cryopreservation and archiving of single unit patient cell specimens in liquid nitrogen (-196 degree centigrade) without harmful TWE's. This should be beneficial for the logistical flexibility and therapeutic efficacy needed to ensure the future growth of the industry.

     2.       Cell Selection

     The major objective of any cell selection or purification system is the recovery of a pure, viable cell population without significant loss of target cells. The current BioArchive method of cell selection is to remove excess red cells and plasma leaving all the mononuclear cells (which includes the hematopoietic stem cells) and is embodied in the Company's sterile, single use cell processing bag sets that are being sold to cord blood banks through out the world directly and under license agreements. This method requires two centrifugation steps and about 40 minutes of manual labor to process each unit. In contrast the "Smart" stem cell selection system currently in final stages of development is designed to provide an automated means for selecting and isolating cells from six cord blood units simultaneously in less than 40 minutes.

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

     Although there has been recent progress toward development of clinically useful protocols for stem cell expansion, there is to date no clinical trials that confirm the efficacy of such procedures. Stable in vitro maintenance of the stem cell characteristic over many doublings of the population would also allow for genetic manipulation. The Company's proprietary freezer bag which is currently sold worldwide directly and under license agreements is specifically designed to address this potential.

     4.       Cell Modification

     Cell modification includes the technologies required for: a) stimulating stem cells to differentiate into the various cell types required for use as regenerative therapies; b) activating antigens to immune cells to achieve the desired therapeutic effect; and c) the insertion of a functional gene to correct the function of an aberrant gene in the patient.

     (iii)    The Ultra Rapid Freezer Market
     ---------------------------------------

     Blood banks preserve blood and plasma products by freezing them in sterile plastic bags and then thawing them before use. Blood centers separate whole blood collected from donors into its components, which include: erythrocyte concentrates, platelet concentrates, fresh frozen plasma and Cryoprecipitated Antihemophilic Factor ("AHF"). Fresh frozen plasma ("FFP") contains the labile as well as the stable components of the coagulation, fibrinolytic, and complement systems; the proteins that maintain pressure and modulate immunity; and other proteins that have diverse activities. At specialized plasma fractionation facilities, frozen plasma is further processed into plasma derivatives for use in component therapy, such as albumin, Factor VIII and IX, antithrombin III and immunoglobulins. The typical uses for FFP are for direct transfusion, and as a source of material for the preparation of Cryoprecipitated AHF. The use of FFP in the U.S. has reached almost 2 million units annually in the USA. One reason for the growth is the widespread acceptance of the concept of specialized component therapy, which is replacing the transfusion of whole blood.

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

     (iv)  The Ultra Rapid Thawer Market
     -----------------------------------

     Stored Frozen RBC or FFP require thawing before their transfusion. A process of rapid homogenous thawing of frozen plasma or red blood cells is desirable so that emergency transfusions can be quickly administrated. Rapid thawing also reduces the time available for loss of labile proteins (i.e.--FVIII) or growth of bacteria that may have contaminated the unit during phlebotomy. Conventional thawing methods often utilize simple 37 degrees centigrade open air water baths which thaw frozen plasma slowly (i.e. ~30 minutes), and were susceptible to contamination by airborne bacteria requiring repeated decontamination of the water to maintain an acceptable environment and conditions for thawing. With the advent of the Company's Thawer product, which utilize sealed, membrane pocket Thawers, the hospital blood bank can thaw frozen blood plasma in approximately twelve minutes with substantially reduced maintenance requirements.

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

II.      Hospital/Wound Care Market

     (i)      The Commercial Fibrin Sealant (Glue) Market

     Fibrin sealants are a type of protein gel used by surgeons as hemostatic agents (material used to control or stop bleeding) or to glue tissue together during surgery. While sutures and staples will bring tissue edges together very effectively, they do not have inherent sealing and clotting activity.

     Fibrin sealant is a gel typically formed by mixing purified fibrinogen and thrombin. Fibrin is completely reabsorbed by the body. Its physical/mechanical properties enable it to serve both as a hemostatic (clot-forming) agent and sealant (biologic glue). The formation of a fibrin clot is a natural wound healing mechanism of the body, and therefore completely natural - it is the body's own acute tissue adhesive. Fibrin dissolves over the four weeks following surgery in such a way as to allow blood to provide nutrients and healing factors to the cut tissue edge, and nothing else in the surgeon's armamentarium provides this capability.

     Conventional "first generation" fibrin sealants sourced from "pools" of thousands of purchased units of plasma are used today for a wide variety of surgical procedures. These include the major blood-loss surgeries of the cardiovascular, pulmonary, and liver regions. Fibrin sealants are used to seal needle holes, pulmonary leaks, and to seal slow oozing wounds. Fibrin sealants provide excellent adhesion for skin graft, plastic surgery procedures, and sealing the dura to prevent cerebral spinal fluid leaks.

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

     The Need for Biomaterials Prepared From Single Units of Blood - The automated manufacturing of biological products, such as fibrin sealants, platelet gels, platelet derived growth factors ("PDGF"), thrombin and cryoprecipitate from individual units of blood or blood plasma, is a technology pioneered by the Company and possesses significant advantages in the marketplace. For example, conventional "first generation" fibrin sealant is prepared from units of plasma purchased from more than 10,000 individuals and combined in a single pool. The risk of viral or prion transmission by blood products continues to increase each year as new infectious viruses or other pathogens are discovered. This risk rises dramatically when the source plasma is a pool of 10,000 units rather than a single unit. The potential for transmission of pathogens has now been documented in the literature.

     o "Epidemiologic evidence suggests that more than 20% of uninfected persons were subsequently infected with Human Parvo Virus ("HPV") B19 by use of fibrin sealant (commercial pooled) during surgery." Annals Thoracic Surgery 2002; 73:1098-100.

     o With this recent knowledge comes concerns for the overall safety of all blood products in particular those that are pooled. For example, the sometimes lethal West Nile River Encephalitis virus transmitted by mosquitoes has now spread throughout most of the United States. The Center for Disease Control ("CDC") has now confirmed that our blood supply is being contaminated by unwitting blood donors who only experienced a flu like effect. Further, Transfusion Transmitted Virus ("TTV") is thought to be a form of hepatitis yet to be characterized and along with Parvovirus B19, is resistant to the most commonly used solvent detergent ("SD") viral inactivation technology. Prions, infectious protein particles which cause spongiform encephalopathies in cows (Mad Cow Disease) and humans (new variant Creutzfelt Jacob Disease or nvCJD), are 100% lethal to infected patients, resistant to all known forms of viral inactivation technology, elude all forms of rapid detection, and cannot be diagnosed in patients except through a biopsy of the dead victim's brain.

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

     o Government restrictions on allowable blood donors has led to a shortage in the nation's blood supply. The August 1999 ruling by the FDA preventing anyone who had spent extended amounts of time in the United Kingdom between the years 1980 and the present from donating blood in U.S. blood centers, was estimated at having eliminated approximately 500,000 donors from the U.S. donor pool. This ruling was recently expanded to a two step increase in restrictions, narrowing the window of visiting the U.K. to 3 months from 6 months, and expanding the restricted donor list to U.S. personnel stationed at military bases in Europe, and ultimately expanding the restrictions to anyone who has lived anywhere in Europe for five or more years. These restrictions can only increase the magnitude of the nation's current blood shortage. Concurrent to the ever increasing shortage of blood donors is a corresponding increase in the demand for autologous blood products, and/or products which can reduce the need for allogeneic blood products.

     o As a consequence of the increase in the demand for autologous blood products the CryoSeal FS Platform is designed to provide a "second generation" fibrin sealant sourced from a single unit of autologous or allogeneic plasma, and with a protein composition enriched in the additional wound healing proteins fibronectin, Factor VIII, Factor XIII and von Willebrands factor.

Listed below and by market, are products with regulatory status and sterile blood processing disposables that enable low cost, high quality production and market penetration for each of the cell therapy products.

Product Strategy

I. Blood Bank products

A.  BioArchive System
    Function:  Processing,  Cryopreservation  and  Archiving of blood components units
    Proprietary  Sterile Disposables:  Freezer  Bag,  Processing  set,   Storage
    Canisters, Processing Reagents

The BioArchive System, introduced in 1998, has been purchased by 48 cord blood stem cell banks in 21 countries to process, cryopreserve and archive therapeutic populations of hematopoietic stem cell units harvested from human placentas/cord blood. These stem cells are used to replace the hematopoietic system of patients suffering from leukemia, lymphoma and various genetic diseases like sickle cell anemia and thalassemia. These neonatal stem cells are free of the ethical issues surrounding embryonic stem cells. To date the Company's sales of BioArchive Systems to cord blood stem cell banks has established an available inventory capacity of more than 230,000 stem cell units. The Company estimates that globally, more than 2,000,000 stem cell units will be accumulated over the next five years in order to make available the HLA diversity required to meet the world's need for this important new life giving therapy. More than five years after the initial launch of the BioArchive System, it remains the only, totally integrated, stem cell processing and automated cryo-preservation system available to cord blood banks. During fiscal 2003, the Company joined efforts to promote federal legislation bill, HR2852, created to finance a National Cord Blood Stem Cell Bank Network designed to manufacture and maintain an inventory of 150,000 units of human cord blood stem cells for the treatment of patients, and to support peer-reviewed research using such cells.

Regulatory Status: Currently sold in the USA to Cord Blood Banks operating under Investigational New Drug Exemption ("IND") and research facilities; CE Mark has been obtained for sales in Europe and Asia have commenced FDA submission filing for Processing, Storage, and Archiving Cord Blood Stem Cells is projected for late 2003

B.  "Smart" Blood Components Selection System
     Function: Separation from blood
     Proprietary Sterile Disposables: Smart Bag Processing Kit

The Blood Selection System is an innovative method of automating and speeding up the selection of stem cells from cord blood. The "Smart" processing device can be loaded with a unit of cord blood contained within the proprietary 3 bag cell selection set and is small enough to be inserted into each of the 6 cups of a standard blood bank certifuge, thus allowing up to six cord blood units to be processed simultaneously. During the centrifugation the cells are automatically isolated into a 20 ml. volume of plasma, white cells and red cells and transferred to the freezing bag. In this same automated process the excess red cells are transferred to the third bag and the left over plasma is retained in the original bag that initially contained the blood.

Regulatory Status: FDA 510(K) application for the "Smart" system as a device which separates blood cells from cord blood is projected to be filed in late 2003

C.  ThermoLine Products: Plasma Freezers and Thawers
     Function: Rapid Plasma Freezing or Thawing

From 1987 to 1998, the Company's primary revenues were from sales of ThermoLine products which are Ultra Rapid Blood Plasma Freezers and Thawers. These high performance devices are sold directly by the Company to hospitals, blood banks, blood transfusion centers, and plasma collection centers in the United States under FDA licensed facilities and through distributors in foreign countries. These ThermoLine products feature innovative hardware and software, but no processing disposables.

Regulatory Status: The Freezers are exempt from submission of a 510(K) Application. The Thawers are submitted and cleared through a 510(K) Application.

II "Hospital/Wound Care Center" Products:

1.   CryoSeal System
     Function: Selecting clotting & wound healing proteins & thrombin from blood plasma
     Proprietary Sterile Disposables: CP-3 Protein Sealant Processing Kit, Autologous Thrombin Processing Device, Reagents, Surgical Dispensing Applicator Tips

The CryoSeal FS System, that produces and dispenses a two-component fibrinogen and fibronectin rich protein sealant for surgical hemostasis and tissue adhesives has CE Mark approval in the European community, Canadian MHW approval and registration in Brazil, thus allowing sales and marketing activities to begin in each of these important markets. The Company has executed contracts with strategic medical device distributors and has commenced market launch for each of the European, Canadian and most recently in Brazilian geographies.

In addition, the Company finalized agreements with eight (8) US teaching hospitals with large liver resection practices in an effort to complete its FDA Phase III clinical trial utilizing CryoSeal sealant to achieve hemostasis on the resectioned liver surfaces. Human clinical trials are underway in Japan with expected completion in December 2003. Application for Japan MHLW (Ministry of Health, Labour and Welfare) approval will be made for both products approval and reimbursement for use by its surgeons.

Regulatory Status: A Premarket Application ("PMA") is expected to be filed with the FDA in the third quarter of fiscal 2004 and approval anticipated within calendar year 2004.

2.   Thrombin Processing Device ("TPD")
     Function: Selecting activated thrombin from blood plasma
     Proprietary Sterile Disposables: Thrombin Processing Kit, Reagents, Whole Blood Processing Kits

Thrombin is an enzyme that acts on fibrinogen in blood causing it to clot. The TPD is a unique, sterile single use disposable, in that it can produce approximately 8 ml of activated thrombin from a 10 ml aliquot of the patients blood. Thrombin is used as a general hemostatic agent by surgeons to suppress light "oozing" bleeding.

Regulatory Status
A Substantially Equivalent 510K is estimated to be filed by the fourth quarter of fiscal 2004.

(C)      CLINICAL SUMMARY STATUS
--------------------------------

     CryoSeal FS System:

     (1) As of July 15, 2001 the Company successfully completed the pre-clinical studies designed to characterize CryoSeal Fibrin Sealant for our Investigational Device Exemption ("IDE") submission to the
          FDA:

          o Chemical Characterization of the Thrombin and Fibrinogen and Protein-rich Cryoprecipitate. In vitro assays were performed to demonstrate the reproducibility of the system and its performance across a significant sampling of donor plasmas, the impact of system variables on system performance, including fresh vs. frozen plasma, starting plasma volume and the type of anticoagulant present, the protein composition as well as the short and long term stability of the final thrombin and cryoprecipitate preparations.

          o Determination of Tensile Strength of the Thrombin and Fibrinogen-rich Cryoprecipitate. In vitro tensile (mechanical) strength measurements were performed on CryoSeal Fibrin Sealant, as well as a commercial fibrin sealant, using equipment designed for such purpose.

          o Demonstration of Pre-Clinical Efficacy of CryoSeal Fibrin Sealant during Pig Liver Resectioning. An in vivo animal model, pig liver resectioning, was performed to refine the technique of applying the CryoSeal Fibrin Sealant to the surgical site, determination of the time to hemostasis.

     (2) In March of 2001, CE Mark approval was granted by the European community, thus approving the CryoSeal FS System for commercial activities within the European Community. A number of European clinical studies are planned during the fiscal year 2004 to demonstrate the product's efficacy with a wide array of surgical procedures.

     (3) In May of 2001, a license was granted by the Canadian government approving the CryoSeal FS System for commercialization within Canada. A number of Canadian clinical studies are planned during the fiscal year 2003 to demonstrate the product's efficacy with a number of different surgical procedures.

     (4) In August 2001, an IDE was filed with the FDA requesting approval to initiate phase III human clinical trials for liver resectioning. The filing and the approval of the results of the phase III clinical trials will enable the Company to immediately initiate commercial activities for the CryoSeal FS System in the United States.

     (5) On July 31, 2002, the Company announced that an independent Data Safety Monitoring Board ("DSMB"), comprised of surgeons, a biostatician and an ethicist, recommended proceeding with the multi-center pivotal trial for the CryoSeal FS System. Other than initial filing of applications and final agency approval of such applications, the Company does not comment on the day-to-day details of ongoing clinical activities.

     (6) As of July 31, 2003, the Company is enrolling patients or actively seeking to enroll patients into our Phase III clinical study: The University of Miami - Sylvester Cancer Center, Johns Hopkins Cancer Center, Mount Sinai Medical Center, St. Vincent Medical Center, University of California Los Angeles Dumont Liver Cancer Center, The University of Chicago Medical Center, and The University of Southern California.

     (7) As of August 31, 2003 Status of CryoSeal Launch in Europe The launch of CryoSeal in Italy has been quicker than other European countries due to a easier validation and licensure process. We are in the early stages of starting validation trials in other European countries outside of Italy. ThermoGenesis and its distributor are combining its marketing efforts to accelerate the autologous and homologous CryoSeal products in those countries that best fit each model. We are initiating the regulatory activities required to enter those countries that require additional trials, clinical studies and/or laboratory studies to characterize the FS product. Many of these countries also require that the plasma used to produce the FS either be autologous or virally inactivated homologous.

(D)  Competition
----------------

     Blood Bank

     (i)      Cord Blood Banking and Cell Therapy

     The Company believes that the competition for selling equipment and disposables to the cell therapy market, as well as the commercial and public placental/cord blood stem cell banking market is limited to manufacturers of individual cryogenic components (dewars, controlled rate freezers, etc.) of conventional systems, such as Taylor Wharton and MVE. Five years after initiating commercial activities with the first totally integrated cryopreservation system (BioArchive System) for placental/cord blood stem cell banking, the competition is the same: manufacturers of individual conventional cryogenic equipment such as dewars, controlled rate freezers, etc. The vast majority of cell therapy companies rushing to initiate human clinical trials are utilizing a variety of existing cell selection and cryogenic manufacturing and delivery processes that limit their attractiveness with regards to product expiration dating, patient scheduling and actual product design. The Company anticipates greater demand for the BioArchive System and compatible disposables as cell therapy companies work to develop products that are more end user friendly and provide the manufacturer with greater logistical flexibility. This could lead to other competitors emerging to provide various products which deliver one or more of the needed enabling technologies for the future growth of the cell therapy industry.

     (ii)     Freezers: North American Competitors

     In North America, the three major manufacturers of plasma freezers are the Company, SPX/SGA Division and Forma Scientific. ThermoGenesis Corp. utilizes a liquid heat transfer freezing method while Forma Scientific and SPX use an air blast freezing method.

     (iii)    Thawers:  North American Competitors

     In North America, the four major manufacturers of plasma thawers are the Company, Helmer, Cytotherm and Genesis. Management's view of the relative technologies follows:

     ----------------------------------------------------------------------------------------------------------------------
                Company                    Thawing Method                 Advantage                   Limitations
     ----------------------------------------------------------------------------------------------------------------------
     THERMOGENESIS CORP.             o    Membrane pockets          o    Rapid thaw               o    Unit capacity
                                          and semi-closed           o    Low maintenance               limited to number of
                                          system                    o    Plasma is contained           pockets
                                     o    Heat transfer fluid            in membrane pocket
     ----------------------------------------------------------------------------------------------------------------------
     Helmer                          o    Water bath                                              o    Contamination of
                                     o    Open air system                                              water
                                                                                                  o    Frequent water
                                                                                                       changes
                                                                                                  o    Longer thaw period
     ----------------------------------------------------------------------------------------------------------------------
     Cytotherm-Water Bath            o    Water bath                                              o    Same as Helmer
                                     o    Open air system

     Cytotherm-Dry System            o    Hot Water bladders        o    Plasma is not            o    Unit Capacity
                                     o    Sequential                     exposed to water         o    Longer thaw period
                                          compression
     ----------------------------------------------------------------------------------------------------------------------
     Genesis                         o    Water Bath                                              o    Same as Helmer
                                     o    Open Air System
     ----------------------------------------------------------------------------------------------------------------------

Hospital/Wound Care Market
--------------------------

     (i)  Commercial Fibrin Sealants

     The Company is aware of six companies which have developed or are developing commercial fibrin glues: Baxter, Hemacure, Aventis, Vivolution and Omrix Pharmaceuticals. To date, only Baxter, Hemacure, and Omrix have received FDA approval to market their products in the US. In addition, Cohesion Medical and Fusion Technologies produce similar products that are biological sealants, but are not true fibrin sealants in that they do not provide concentrated fibrinogen to the wound site, which significantly reduces their visco-elastic and burst strength relative to fibrin sealants. Furthermore, both products contain bovine thrombin and bovine collagen, which increase the risk of transmission of non-human viruses and prions. In addition, Focal's FocalSeal-L a synthetic sealant made from polyethyl glycol ("PEG"), received FDA approval in May 2000 for sealing air leaks in lungs.

  (E)    Research and Development
  -------------------------------

     The future R&D activities of the Company will be devoted to the completion of the CryoSeal FS System's human clinical trial for the control of bleeding during liver resectioning surgery, and as listed below 1) an investigation of the use of the CryoSeal FS product to include preterm premature rupture of membranes ("PPROM"), 2) the development of an automated cell separation system derived from the BioArchive research program, and 3) producing and marketing a TPD for preparation of Thrombin for use in Platelet Gels.

1) Preterm Premature Rupture Of Membranes, ("PPROM") The goal of the PPROM project is to develop a disposable which would provide fibrin glue to the site of the membrane rupture. This would allow expectant mothers to carry the babies longer. PPROMS may be responsible for 30% to 40% of pre-term births, with an overall perinatal mortality rate approaching 60%. Recent interventions attempting to reseal ruptured membranes using conventional or surgeon-prepared "Fibrin Glues" show promising preliminary results. The aim of the PPROM project is to produce preliminary data on the effectiveness of the CryoSeal's Fibrin Sealant in this application for submittal of a NIH grant.

2) The "Smart" Automated Cell Separation System (Smart Set) is a new platform technology which features improved recovery and viability of hematopoietic stem cell ("HSCs") and progenitor cells isolated from placental/cord blood ("UCB") and RBC, platelets and plasma from whole blood. The device and disposable processing set are designed to separate blood components and meter them into separate containers all during the centrifugation process. The device will contain a sensor with microprocessor controlled intelligence to differentiate blood components (e.g., plasma, red blood cells, white blood cells, including stem cells) for the separation process, and will fit into existing customer processing centrifuges. The automated process will reduce production time, give consistent yields, and improve stem cell recovery. The Smart Bag will be targeted at existing BioArchive customers.

3) Upgraded Freezer Bag for BioArchive is produced through a proprietary manufacturing process that allows for a more reliable and less expensive freezer bag for Mononuclear Cells ("MNC") storage.


4) The Thrombin Processing Device ("TPD") Currently the Company produces a stand-alone TPD for Interpore Cross for spinal surgery. The goal of the TPD project is to develop a disposable that various customers will use to product active thrombin from a single unit of blood plasma for orthopedic, cardiovascular, gastrointestinal, and neurological markets. Thrombin is also a key ingredient in the preparation of platelet gels commonly used for chronic dermal wound therapy.

The Company has incurred R&D expenses of $2,937,000, $2,283,000 and $1,782,000 for fiscal years ending June 30, 2003, 2002 and 2001, respectively. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

(F)      Description of Device Manufacturing
--------------------------------------------

The Company is currently manufacturing all major instruments and equipment sold by the Company, as well as manufacturing a limited number of its disposable products (Thrombin Reagent and the BioArchive Overwrap Bag). The manufacturing site is compliant to the FDA's Quality System Regulations ("QSR"), the European ISO 9001 and ISO 13485. The Company believes that vendors used by the Company are capable of producing sufficient quantities of all required components. Products manufactured or sold by the Company are warranted against defect in manufacture for major instrument equipment for a period of 12 months from shipment or installation, as applicable, when used for the equipment's intended purpose, which warranties exclude consequential damages to the extent allowed by law.

     Instrument Manufacturing- The Company manufactures the BioArchive instrument, the Auto-Expressor, CS-1 instrument, Ultra Rapid Plasma Freezers and Ultra Rapid Plasma Thawers at its ISO 9001 and FDA Compliant Rancho Cordova, CA facility. The Company assembles the hardware from multiple subassemblies supplied by a wide base of skilled suppliers.
     However, the Company manufactures certain sub-assemblies, e.g., the BioArchive robotic, barcode-reading periscope, in their entirety at the Rancho Cordova facility. All parts and subassemblies are procured from qualified suppliers. Trained ThermoGenesis employees inspect incoming parts and sub-assemble products and perform final QC release based on performance criteria. All processes are procedurized and either verified or validated to ensure products meet specification.

     Disposables Manufacturing- The Company utilizes contract, manufacturers with FDA registered facilities that we believe have the technical capability, production capacity to manufacture our CryoSeal and BioArchive disposables.

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

The majority of the materials used to produce the Company's products are readily available from various sources. Based upon current information from manufacturers, the Company does not anticipate any shortage of supply. In the event that it becomes necessary for us to obtain raw materials from an alternative supplier, we would first be required to qualify their quality assurance systems and product of that alternative supplier.

We, as well as any  contract  manufacturers  of our  products,  are  subject  to inspections by the FDA and other regulatory agencies for compliance with applicable good manufacturing practices, codified in the Quality System Regulation, or Quality Systems Regulation ("QSR's"), which include requirements relating to manufacturing conditions, extensive testing, control documentation and other quality assurance procedures. Our facilities have undergone an ISO 9001 and ISO 13485 and Medical Device Directives ("MDD") inspection, in preparation for obtaining a CE Mark on our products, in addition to annual FDA renewal and a State Food and Drug inspection. However, the new facility the Company moved into in July 2003 has not yet been inspected. Failure to obtain or maintain necessary regulatory approval to market our products would have a material adverse impact on our business. See "Factors Affecting Operating Results."

(G)     Government Regulation
-----------------------------

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

o  Submission and approval of an IDE application;

o Human clinical trials to establish the safety and efficacy of the medical device for the intended indication; and

o  Submission and approval to the FDA for approval of a PMA.

Pre-clinical tests include laboratory evaluation of product chemistry/biochemistry and animal studies to assess the potential efficacy of the product. Safety testing includes tests such as biocompatibility, package integrity and stability. Pre-clinical tests must be performed by laboratories that comply with the FDA's Good Laboratory Practices ("GLP's") regulations. The results of the pre-clinical tests are submitted to the FDA as part of an IDE application and are reviewed by the FDA before human clinical trials can begin. Human clinical trials can begin when IDE approval is granted.

Clinical trials involve the application of the medical device or biologic produced by the medical device to patients by a qualified medical investigator according to an approved protocol and approval from an Institutional Review Board IRB. Clinical trials are conducted in accordance with FDA regulations and an approved protocol that detail the objectives of the study, the parameters to be used to monitor participant safety and efficacy or other criteria to be evaluated. Each protocol is submitted to the FDA as part of the IDE. Each clinical study is conducted under the approval of an IRB. The IRB considers, among other things, ethical factors, the potential risks to subjects participating in the trial and the possible liability of the institution. The IRB also approves the consent form signed by the trial participants.

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

Each domestic manufacturing establishment in California must be registered with by the FDA and the California State Food and Drug Branch. Domestic manufacturing establishments are subject to biennial inspections by the FDA and annual inspections by the State of California for compliance with the QSRs. We are also subject to U.S. federal, state, and local regulations regarding workplace safety, environmental protection and hazardous materials and controlled substance regulations, among others. The Company has a California Environmental Protection Agency Identification number for the disposal of bio-hazardous waste from its research and development biological lab.

Some of our products which have a lower potential safety risk to the intended user or patient, and which have similar, competitive products previously cleared by the FDA for the same intended indication, may utilize a simpler and shorter regulatory path called a Premarket Notification or a 510(k) application to gain commercial access to the marketplace. This regulatory process requires that the Company demonstrate substantial equivalence to a product which was on the market prior to May 29, 1976, or which has been found substantially equivalent after that date.

Some of our products that have minimal risk to the intended user and do not involve direct patient interaction may be deemed by the FDA as being exempt from FDA review. These products still require compliance with QSRs.

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

(H)      Patents and Proprietary Rights
---------------------------------------

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

(I)       Factors Affecting Future Results
------------------------------------------

We Have Incurred Net Losses since Our Inception and Expect Losses to Continue. Except for net income of $11,246 for fiscal 1994, we have not been profitable since our inception. For the fiscal year ended June 30, 2003, we had a net loss of $5,603,000, and an accumulated deficit at June 30, 2003, of $54,713,000. The report of independent auditors on our June 30, 2003, financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Although we are executing on our business plan to market launch new products, continuing losses will impair our ability to fully meet our objectives for new product sales and will further impair our ability to meet continuing operating expenses that may result in staff reductions and curtailment of clinical trials currently planned. See Risk Factor entitled " If We Are Unable to Raise Funds, Our Growth May Be Adversely Affected" below.

If We Are Unable to Raise Funds, Our Growth May Be Adversely Affected. Historically, we have had to seek capital for our growth and operations due to lack of revenues. Based on net proceeds of approximately $5.3 million received from our March 26, 2003 private placement, we believe that as of June 30, 2003, we will have sufficient working capital to fund our operations for the next twelve months. However, if actual sales do not meet expectations, or marketing, production and clinical trial costs increase significantly, we will need additional financing to complete and implement our long-term business objectives. Further, delays in obtaining required governmental clearances for, or additional testing requirements prior to, marketing our new products will result in decreased revenues and increased costs that may require us to seek additional financing. In the event that there is a cash shortage and we are unable to obtain a debt financing, additional equity financing will be required, which will have the effect of diluting the ownership of existing stockholders.

We Have Limited Testing Data and Must Complete Further Testing Successfully in Order to Gain Food and Drug Administration Approval Required to Market our CryoSeal Fibrin Sealant System in the United States. The Company is conducting the pivotal trial of its CryoSeal FS System in the United States. While these studies provide a basis to achieve regulatory permission to promote these systems for some of the indications that management believes can be achieved, they do not provide a basis to achieve all of the indications. Further clinical studies must be performed. There can be no assurance that the clinical studies can be successfully completed within the Company's expected time frame and budget, or that the Company's products will prove effective in the required clinical trials. If the Company is unable to conclude successfully the clinical trials of its products in development, the Company's business, financial condition and results of operations could be adversely affected.

Our Failure to Develop New Products Will Adversely Affect Our Future Growth. Historically, substantially all of our sales have been from products related to freezing, thawing, and storing of blood plasma. Because we expect this segment of the blood plasma market to have limited growth potential, new products for the biotechnology market will have to be successfully developed and marketed for future growth. We are currently focused on marketing novel blood processing systems such as the CryoSeal FS System for the automated production of autologous or allogeneic blood components used as a fibrin sealant. Although this product uses technology related to our core competence, it also represents a departure from our former core blood plasma business. Further, although we have had discussions with experts in areas of application for this product, it is still in its development and/or initial market phase. No assurance can be given that potential products can be successfully developed, and if developed, that a market will also develop for them.

If We Fail to Maintain Our Listing, Liquidity of the Company's Stockholders Will Be Adversely Affected. The Nasdaq SmallCap Market on which our common stock is traded has established certain maintenance listing requirements that must be satisfied in order for a company's shares to continue to be listed. Currently, our common stock meets the Nasdaq SmallCap Market maintenance listing requirements. However, if we continue to incur losses, this may affect our ability to meet the stockholders' equity of $2.5 million requirement or minimum Bid Price of $1 per share requirement as set by the Nasdaq SmallCap Market. We cannot assure that we will always be able to meet the Nasdaq SmallCap Market listing in the future. Failure to meet the Nasdaq SmallCap Market listing requirements could result in the delisting of our common stock from the Nasdaq SmallCap Market, which may adversely affect the liquidity of our shares.

Our Business is Heavily Regulated, Resulting in Increased Costs of Operations and Delays in Product Sales. Most of our products require FDA approval to sell in the U.S. FDA user fees for the review of applications and will require clearance from comparable agencies to sell our products in foreign countries. These clearances may limit the U.S. or foreign market in which our products may be sold or circumscribe applications for U.S. or foreign markets in which our products may be sold. The majority of our products related to freezing blood components are currently exempt from the requirement to file a 510(k) pre-market application. These products are currently marketed and sold worldwide. Further, our products must be manufactured under principals of our quality system for continued CE Marking that allows our products to be marketed and sold in Europe, which are similar to the quality system regulations of both the FDA and California Department of Health. Failure to comply with those quality system requirements and regulations may subject the Company to delays in production while it corrects any deficiency found by either the FDA, the State of California or the Company's Notifying European Body during any audit of our quality system. With limited working capital and resources there is no assurance that we will not be found to be out of compliance, resulting in warning letters or even temporarily shut down in manufacturing while the non-conformances are rectified.

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

Our Inability to Protect Our Patents, Trademarks, and Other Proprietary Rights could Adversely Impact Our Competitive Position. We believe that our patents, trademarks, and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our patents, trademarks, and proprietary rights. We currently hold patents for products, and have patents pending for additional products that we market or intend to market. However, our actions to establish and protect our patents, trademarks, and other proprietary rights may be inadequate to prevent imitation of our products by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. If our products are challenged as infringing upon patents of other parties, we will be required to modify the design of the product, obtain a license, or litigate the issues, all of which may have an adverse business effect on us.

Failure to Protect Our Trade Secrets May Assist Our Competitors. We use various methods, including confidentiality agreements with employees, vendors, and customers, to protect our trade secrets and proprietary know-how for our products. However, such methods may not provide complete protection and there can be no assurance that others will not obtain our know-how, or independently develop the same or similar technology. We prepare and file for patent protection on aspects of our technology which we think will be integrated into final products early in design phases, thereby attempting to mitigate the potential risks.

Competition in Our Industry is Intense and Will Likely Involve Companies with Greater Resources than We Have. We hope to develop a competitive advantage in the medical applications of our products, but there are many competitors that are substantially larger and who possess greater financial resources and personnel than we have. Our current principal market is the users of ultra-rapid blood plasma freezing and thawing equipment. There are companies that sell freezers to the blood plasma freezing industry that are larger and possess greater financial and other resources than we do. The CryoSeal System may face competition from major plasma fractionaters that currently sell fibrin glue sourced from pooled plasma outside the U.S. With regard to the BioArchive System, numerous larger and better-financed medical device manufacturers may choose to enter this market as it develops.

We Have a Limited Marketing and Sales Force for New Products Which May Delay Our Goal of Increased Sales Levels. We currently sell our existing medical devices through a direct sales and marketing force, and our foreign distribution network. Although we have entered into exclusive distribution agreements for our two new platform products and we continue to seek strategic partners, there are no assurances that the distributors will produce significant sales of the systems.

Our Lack of Production Experience May Delay Producing Our New Products. We have manufactured our blood plasma Thawers, Freezers and BioArchive Systems for a number of years. Although we have redesigned our manufacturing facility to accommodate the BioArchive System and the CryoSeal System, we do not have significant experience in manufacturing the CryoSeal System or in the manufacture of disposables. There can be no assurance that our current resources and manufacturing facility could handle a significant increase in orders for either the BioArchive System or the CryoSeal System. If we are unable to meet demand for sales of the new systems, we would need to contract with third-party manufacturers for the backlog, and no assurances can be made that such third-party manufacturers can be retained, or retained on terms favorable to us and our pricing of the equipment. Inability to have products manufactured by third parties at a competitive price will erode anticipated margins for such products, and negatively impact our profitability.

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

Failure to Keep Our Key Personnel May Adversely Affect Our Operations. Failure to retain skilled personnel could hinder our operations. Our future success partially depends upon the continued services of key technical and senior management personnel. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial and technical personnel. The inability to retain or attract qualified personnel could have a significant negative effect upon our efforts and thereby materially harm our business and financial condition. We have entered into employment agreements with each member of our senior management. Specifically, we are dependent upon the experience and services of Philip H. Coelho, Chairman and Chief Executive Officer, and Kevin Simpson, our President and Chief Operating Officer. We have obtained key man life insurance covering Mr. Coelho in the amount of $2,000,000 as some protection against the risk.

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

(J)     Licenses and Distribution Rights
----------------------------------------

In January 2002, the Company entered into a five year OEM supply agreement with Interpore Cross International ("ICI") for a modified version of the Thrombin Activating Device ("TAD"). In accordance with the agreement, ICI paid the Company $300,000 for worldwide license and distribution rights and development fees. The Company will be the exclusive manufacturer of the modified TAD, which will be used in conjunction with the ICI Autologous Growth Factors product.

In March 1997, the Company and NYBC, as licensors, entered into a license agreement with Pall Medical, a subsidiary of Pall Corporation, as Licensees
through  which  Pall  Medical  became  the  exclusive  world-wide   manufacturer
(excluding Japan) for a system of sterile, disposable containers developed by the Company and NYBC for the processing of hematpoietic stem cells sourced from PCB. The system is designed to simplify and streamline the harvesting of stem cell rich blood from detached placental/cords and the concentration, cryopreservation (freezing) and transfusion of the PCB stem cells while maintaining the highest stem cell population and viability from each PCB donation. These units of PCB stem cells will be "banked" in frozen storage for hematopoietic reconstitution of patients afflicted with such diseases as aplastic anemia, hypoproliferative stem and progenitor cell disorders, leukemia, lymphomas and gaucher disease. In May of 1999, the Company and Pall Medical amended the original agreement, and the Company regained the rights to distribute the bag sets outside North America & Europe under the Company's name, and in May of 2000, the Company negotiated rights to directly co-market the bag sets in Europe in exchange for an additional royalty fee, while continuing to utilize Pall Europe's distribution centers.

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

(K)      Employees
------------------

As of June 30, 2003, the Company had 63 employees, seven of whom were engaged in research and new product development, seven in regulatory affairs, quality assurance, clinical and scientific affairs, 23 in manufacturing, 16 in sales and marketing and 10 in finance and administration. The Company also utilizes temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage.

FINANCIAL INFORMATION ON FOREIGN SALES AND OPERATIONS
-----------------------------------------------------

The Company has no foreign manufacturing operations. For fiscal year 2003, foreign sales were $6,162,000 or 60% of net revenues. For fiscal year 2002, foreign sales were $3,930,000 or 41% of net revenues. For fiscal year 2001, foreign sales were $2,603,000, or 45% of net revenues.

ITEM 2.  PROPERTIES

The Company leased an approximately 11,000 square foot facility located in Rancho Cordova, California. This facility was used for the manufacturing and assembly of the Company's medical devices. The lease expired in July 2003.

The Company leased an approximately 17,400 square foot facility, also located in Rancho Cordova, California, which was used as the main administrative and sales office, and used as the Company's R&D engineering office. This lease expired in July 2003.

The Company leased an approximately 4,000 square foot facility located near its manufacturing facility in Rancho Cordova, California. The facility was used for the manufacture and preparation of certain components and parts of the Company's medical devices that were assembled at the main manufacturing facility. This lease expired in July 2003.

The Company now leases one facility with approximately 28,000 square feet of space located in Rancho Cordova, California to replace the existing leases that expired in July 2003.

At fiscal year end, the Company did not own or lease any other facilities, with the exception of short-term warehouse space leased and utilized from time to time.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its property are not a party to any pending legal proceedings. In the normal course of operations, the Company may have disagreements or disputes with employees, vendors or customers. These disputes are seen by the Company's management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended June 30, 2003.

                                     PART II

ITEM 5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED STOCKHOLDER
         MATTERS

The Company's common stock, $0.001 par value, is traded on the Nasdaq SmallCap Market under the symbol KOOL. The following table sets forth the range of high and low bid prices for the Company's common stock for the past two fiscal years as reported by Nasdaq. The ranges listed represent actual transactions, without adjustment for retail markups, markdowns or commissions, as reported by Nasdaq.

Fiscal 2003                        High        Low         Fiscal 2002                       High        Low
-----------------------------------------------------    ---------------------------------------------------

First Quarter (Sep. 30)          $2.060     $1.450         First Quarter (Sep. 30)         $2.420     $1.480
Second Quarter (Dec. 31)         $2.050     $1.100         Second Quarter (Dec. 31)        $2.410     $1.470
Third Quarter (Mar. 31)          $2.100     $1.500         Third Quarter (Mar. 31)         $2.930     $2.080
Fourth Quarter (June 30)         $2.929     $1.910         Fourth Quarter (June 30)        $2.500     $1.691

The Company has not paid cash dividends on its common stock and does not intend to pay a cash dividend in the foreseeable future. There were approximately 508 stockholders of record on June 30, 2003 (not including street name holders).

The following table provides information for all of the Company's equity compensation plans and individual compensation arrangements in effect as of June 30, 2003:

----------------------------------------------------------------------------------------------------------------------
Plan Category                   Number of securities to be    Weighted-average exercise      Number of securities
                                issued upon exercise of       price of outstanding           remaining available for
                                outstanding options,          options, warrants and          future issuance under
                                warrants and rights           rights                         equity compensation plans
                                                                                             (excluding securities
                                                                                             reflected in column
                                                                                                     (a))

                                        (a)                            (b)                           (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by securities holders        2,774,539                      $1.88                      1,581,934
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders             25,000                      $1.57                         --
----------------------------------------------------------------------------------------------------------------------
Total                                 2,799,539                                                 1,581,934
----------------------------------------------------------------------------------------------------------------------

ITEM 6.       SELECTED FINANCIAL DATA

                               THERMOGENESIS CORP.
                   Five-Year Review of Selected Financial Data

                                                                              Year Ended June 30,
Summary of Operations                         2003             2002                2001               2000               1999
-------------------------------------    ---------------  ---------------  ------------------  ----------------  -----------------
Net revenues                               $10,187,000       $9,549,000          $5,792,000        $4,211,000         $5,108,000

Cost of revenues                            (7,900,000)      (7,558,000)         (5,012,000)       (4,246,000)        (4,435,000)
                                         ---------------  ---------------  ------------------  ----------------  -----------------

Gross profit (loss)                          2,287,000        1,991,000             780,000           (35,000)           673,000

Selling, general and
   administration                           (5,014,000)      (4,843,000)         (3,889,000)       (4,195,000)        (4,668,000)
Research and development                    (2,937,000)      (2,283,000)         (1,782,000)       (1,624,000)        (2,061,000)
Interest and other income                       74,000          110,000             130,000            77,000             81,000
Interest and other expense                     (13,000)         (13,000)         (1,110,000)          (41,000)          (123,000)
                                         ---------------  ---------------  ------------------  ----------------  -----------------

Net loss before cumulative effect
   of accounting change under
    SAB 101                                 (5,603,000)      (5,038,000)         (5,871,000)       (5,818,000)        (6,098,000)
Cumulative effect of accounting
   change under SAB 101                             --               --            (282,000)               --                 --
                                         ---------------  ---------------  ------------------  ----------------  -----------------
Net loss                                   ($5,603,000)     ($5,038,000)        ($6,153,000)      ($5,818,000)       ($6,098,000)
                                         =========================================================================================
Per share data:
Net loss before preferred stock
   dividend or discount and
   cumulative effect of accounting
   change under EITF 00-27                 ($5,603,000)     ($5,038,000)        ($6,153,000)      ($5,818,000)       ($6,098,000)
Preferred stock dividend or
   discount                                         --               --            (100,000)         (905,000)        (3,907,000)
Cumulative effect of accounting
   change under EITF 00-27                          --               --            (580,000)               --                 --
                                         ---------------  ---------------  ------------------  ----------------  -----------------
Net loss to common stockholders            ($5,603,000)     ($5,038,000)        ($6,833,000)      ($6,723,000)      ($10,005,000)
                                         ===============  ===============  ==================  ================  =================
Basic and diluted net loss per
   share before cumulative effect
   of accounting changes                        ($0.15)          ($0.15)             ($0.22)           ($0.30)            ($0.52)
Cumulative effect of accounting
   change under SAB 101                             --               --               (0.01)               --                 --
Cumulative effect of accounting
   change under EITF 00-27                          --               --               (0.02)               --                 --
                                         ---------------  ---------------  ------------------  ----------------  -----------------
Basic and diluted net loss per
   common share                                 ($0.15)          ($0.15)             ($0.25)           ($0.30)            ($0.52)
                                         ===============  ===============  ==================  ================  =================
Pro Forma amounts assuming the
   accounting change under SAB
   101 is applied retroactively:
  Net loss to common
    stockholders                           ($5,603,000)     ($5,038,000)        ($6,551,000)      ($6,299,000)      ($10,255,000)
                                         ===============  ===============  ==================  ================  =================
  Basic and diluted net loss
    per share                                   ($0.15)          ($0.15)             ($0.24)           ($0.28)            ($0.53)
                                         ===============  ===============  ==================  ================  =================




                                                                              As Of June 30,
                                         ------------------------------------------------------------------------------------
Balance Sheet Data                            2003               2002             2001           2000               1999
-------------------------------------    ---------------  ---------------  ---------------  --------------     --------------

Cash and short term investments              $6,815,000       $6,726,000       $5,366,000      $2,550,000         $2,327,000

Working capital                             $10,126,000       $9,631,000       $7,098,000      $4,613,000         $5,085,000

Total assets                                $12,791,000      $12,239,000       $9,553,000      $6,735,000         $8,133,000

Total liabilities                            $2,217,000       $2,046,000       $1,621,000      $1,043,000         $1,413,000

Total stockholders' equity                  $10,574,000      $10,193,000       $7,932,000      $5,692,000         $6,720,000

     ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS CONTAINED IN THIS SECTION AND OTHER PARTS OF THIS REPORT ON FORM 10-K WHICH ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE PROJECTED RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT AFFECT ACTUAL RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1 - BUSINESS - UNDER THE SUBSECTION ENTITLED "FACTORS AFFECTING OPERATING RESULTS," AND OTHER FACTORS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

     The following discussion should be read in conjunction with the Company's financial statements contained in this report.

     (a) Overview

     The Company designs, manufactures and distributes medical devices and companion sterile single use processing disposables that our customers use to harvest or cryopreserve biomaterial products from single units of blood. Initially, the Company focused efforts on developing medical devices for ultra rapid freezing and thawing of blood components, which the Company continues to manufactures and distributes to blood banks, hospitals and plasma collection centers. All of the Company's products are medical devices purchased as capital equipment or the related disposables.

     The Company has incurred recurring operating losses and has an accumulated deficit of $54,713,000, as of June 30, 2003. The report of independent auditors on the Company's June 30, 2003 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next twelve months. This plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financing in amounts sufficient to fund further growth, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

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

Effective July 1, 2000, the Company changed its method of accounting for revenue recognition for BioArchive Systems and certain licensing agreements in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". Previously, the Company recognized revenue for BioArchive units upon the delivery of the equipment to the customers. The costs of training and installation were accrued in the same period the installation and training was performed and the related training and installation revenue was recognized. Under the new accounting method for BioArchive Systems adopted retroactive to July 1, 2000, the Company accounts for multiple element arrangements in accordance with the provisions of SAB No. 101. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement's revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based on vendor specific objective evidence or third party evidence of fair value as appropriate. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is the Company's estimate of the fair value of the delivered element. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued at the time of revenue recognition. The Company accounts for training and installation as a separate element of a multiple element arrangement. The Company therefore recognizes the fair value of training and installation services upon their completion when the Company is obligated to perform such services. Previously, the Company recognized revenue for licensing agreements upon receipt of the non-refundable fee. Under the new accounting method which was adopted retroactive to July 1, 2000 for licensing agreements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company now defers the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts.

Revenues from the sale of the Company's CryoSeal and ThermoLine products are recognized upon transfer of title. The Company generally ships products F.O.B. shipping point at its office. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. The Company's foreign sales are generally through distributors. There is no right of return provided for distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventory maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. Shipping and handling fees billed to customers are included in product and other revenues, while the related costs are included in cost of product and other revenues. Service revenue is generally generated from contracts for providing maintenance of equipment. Service revenue is recognized at the time the service is completed. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.

(b)      Results of Operations


The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

Revenues:
Net revenues increased $638,000 or 7% from fiscal 2002 to 2003. BioArchive revenues were $5,448,000 for the year ended June 30, 2003 compared to $3,043,000 for the year ended June 30, 2002, an increase of $2,405,000 or 79%. There were 20 BioArchive devices recognized in revenue in the year ended June 30, 2003 versus 14 for the previous year. BioArchive revenues also increased from disposables due to the increased demand from private and public cord blood banks in Asia. The increase in revenues from the BioArchive product line help offset in part the decrease in freezer revenues due to the large order received from Aventis Bio-Services, Inc. in the prior year. Revenues generated by the CryoSeal product line for the year ended June 30, 2003 were $575,000 versus $322,000 for the year ended June 30, 2002 an increase of 79%.

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

Cost of Revenues:
As a percentage of revenues, the Company's cost of revenues decreased from 79% in fiscal year 2002 to 78% in fiscal 2003. The slight improvement in the cost of revenues percentage was due to the increase in revenues from the BioArchive product line which has a higher gross profit margin than the other product lines.

As a percentage of revenues, the Company's cost of revenues decreased from 87% in fiscal year 2001 to 79% in fiscal year 2002. The improvement in the cost of revenues percentage was a result of achieving higher average selling prices on the BioArchive device, disposables and accessories and the higher sales volume which absorbs more of the fixed manufacturing overhead.

Selling, General and Administrative Expenses:
This expense category includes Sales, Marketing, Finance, Administration and General Support departments.

Selling, general and administrative expenses increased $171,000 or 4% from fiscal 2002 to 2003. The increase is primarily the result of professional fees paid in connection with the executive search for a new President and Chief Operating Officer.

Selling, general and administrative expenses increased $954,000 or 25% from fiscal 2001 to 2002. The increase is due to a $205,000 non-cash stock compensation expense recorded as a result of extending, for an additional five years, certain options held by officers and directors. The increase was also the result of higher sales commissions as a result of increasing revenues more than 60% and professional fees which includes the investor relations firm hired in September 2001.

Research and Development Expenses:
This expense category includes Research and Development, Clinical Trials, Scientific and Regulatory Affairs.

Research and Development expenses increased $654,000 or 29% from fiscal 2002 to fiscal 2003. The increase is due to the costs associated with the CryoSeal FS human clinical trials, which accounted for approximately $1,310,000 of the research and development expenses in fiscal 2003. Management expects the research and development line item to increase as the human clinical trials continue.

Research and Development expenses increased $501,000 or 28% from fiscal 2001 to fiscal 2002. The increase is primarily due to costs associated with the CryoSeal FS pre-clinical trials and initiation of the human clinical trials, which accounted for approximately $700,000 of the research and development expenses in fiscal 2002.

Management believes that product development and refinement is essential to maintaining the Company's market position. Therefore, the Company considers these costs as continuing costs of doing business. No assurances can be given that the products or markets recently developed or under development will be successful.

Interest and Other (Expense):
Interest and other expense decreased $1,097,000 from fiscal 2001 to fiscal 2002. There was no debt financing in fiscal 2002 and therefore no interest expense associated with the amortization of warrants or beneficial conversion feature as in fiscal 2001.

(c) Liquidity and Capital Resources

At June 30, 2003, the Company had a cash balance of $6,815,000 and working capital of $10,126,000. This compares to a cash balance of $4,713,000, short term investments of $2,013,000 and working capital of $9,631,000 at June 30, 2002. The Company raised net proceeds of $5.3 million through the private placement of common stock in March 2003. Since inception, the Company has primarily financed operations through the private placement of equity securities and has raised approximately $56.8 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of June 30, 2003, the Company had no off-balance sheet arrangements.

Net cash used in operating activities for the year ended June 30, 2003 was $5,713,000, primarily due to the net loss of $5,603,000. Other current assets utilized $681,000 of cash primarily due to a $385,000 prepayment to a Clinical Research Organization (CRO) for services with respect to the Company's CryoSeal FS human clinical trials and deposits of $168,000 for furniture, equipment and leasehold improvements for the new facility to which the Company moved to in July 2003.

The report of independent auditors on the Company's June 30, 2003 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next twelve months. The plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financings and the reduction of certain operating expenses as required. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve additional financing or that such events will be on terms favorable to the Company.

The Company generally does not require extensive capital equipment to produce or sell its current products. However, when significant capital equipment is required, the Company purchases from a vendor base. In fiscal 2001, the Company spent $235,000 primarily for molds for the production of the TAD and CP-3. In fiscal 2002, the Company spent $175,000 primarily for molds, tooling and equipment used in research and development. In fiscal 2003, the Company spent $92,000 primarily for computers, equipment used in research and development and a truck for field service personnel. Future capital expenditures are anticipated, and the Company believes that the amounts expended will be slightly higher in fiscal year 2004, primarily due to planned expenditures for furniture, equipment and leasehold improvements for the new facility. At June 30, 2003, the Company has $1.9 million outstanding in cancelable orders to purchase inventory, supplies and services for use in normal business operations and capital commitments of $158,000.

As of June 30, 2003, the Company had the following contractual obligations and commercial commitments:

           --------------------------------------------------------------------------------------------------------
           Contractual Obligations                                    Payments Due by Period
           --------------------------------------------------------------------------------------------------------
                                                     Total       Less than 1    1-3 years    4-5 years     After 5
                                                                    year                                    years
           --------------------------------------------------------------------------------------------------------
           Capital Lease Obligations                 $39,000        $22,000      $17,000           --            --
           --------------------------------------------------------------------------------------------------------
           Operating Leases                        1,974,000        302,000      752,000     $815,000      $105,000
           --------------------------------------------------------------------------------------------------------
           Note payable                               41,000          9,000       18,000       14,000            --
           --------------------------------------------------------------------------------------------------------
           Total Contractual Cash Obligations     $2,054,000       $333,000     $787,000     $829,000      $105,000
           --------------------------------------------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. The Company has no material long-term investments or debt, other than capital lease obligations, and therefore is not subject to interest rate risk. Management does not believe that inflation has had or will have a significant impact on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                          Page Number

Report of Ernst & Young LLP, Independent Auditors                                                             38

Balance Sheets at June 30, 2003 and 2002                                                                      39

Statements of Operations for the years ended June 30, 2003, 2002 and 2001                                     40

Statements of Stockholders' Equity for the years ended June 30, 2003, 2002 and 2001                           41

Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001                                     42

Notes to Financial Statements                                                                                 43


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of THERMOGENESIS CORP.

We have audited the accompanying balance sheets of THERMOGENESIS CORP. as of June 30, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15.(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THERMOGENESIS CORP. at June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that THERMOGENESIS CORP. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and has an accumulated deficit of $54,713,000 as of June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

                                         /s/      ERNST & YOUNG LLP


Sacramento, California
August 15, 2003

                               THERMOGENESIS CORP.
                                 Balance Sheets

ASSETS                                                                    June 30, 2003             June 30, 2002
                                                                       ---------------------     ---------------------

Current assets:
  Cash and cash equivalents                                                     $6,815,000                $4,713,000
  Short term investments                                                                --                 2,013,000
  Accounts receivable, net of allowance for
    doubtful accounts of $80,000 ($84,000 at June 30, 2002)                      2,014,000                 1,916,000
  Inventory                                                                      2,650,000                 2,887,000
  Other current assets                                                             820,000                   115,000
                                                                       ---------------------     ---------------------
    Total current assets                                                        12,299,000                11,644,000

Equipment at cost less accumulated depreciation of $2,599,000
    ($2,389,000 at June 30, 2002)                                                  442,000                   537,000
Other assets                                                                        50,000                    58,000
                                                                       ---------------------     ---------------------
                                                                               $12,791,000               $12,239,000
                                                                       =====================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $1,165,000                  $995,000
  Accrued payroll and related expenses                                             235,000                   204,000
  Deferred revenue                                                                 384,000                   436,000
  Accrued liabilities                                                              389,000                   378,000
                                                                       ---------------------     ---------------------

Total current liabilities                                                        2,173,000                 2,013,000

Long-term portion of capital lease obligations and note payable                     44,000                    33,000
Commitments and contingencies

Stockholders' equity:

  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
     Series A convertible preferred stock, 1,077,540
     shares issued, 158,000 outstanding ($1,343,000
     aggregate involuntary liquidation value at June 30, 2003)                          --                        --

  Common stock, $0.001 par value; 50,000,000 shares authorized:
     39,396,594 issued and outstanding (35,230,254 at June 30, 2002)                39,000                    35,000


  Paid in capital in excess of par                                              65,248,000                59,268,000
  Accumulated deficit                                                          (54,713,000)              (49,110,000)
                                                                       ---------------------     ---------------------

Total stockholders' equity                                                      10,574,000                10,193,000
                                                                       ---------------------     ---------------------

                                                                               $12,791,000               $12,239,000
                                                                       =====================     =====================

                             See accompanying notes.

                               THERMOGENESIS CORP.
                            Statements of Operations

                                                                              Years ended June 30
                                                          ------------------------------------------------------------
                                                               2003                  2002                  2001
                                                          ----------------      ----------------      ----------------
Revenues:
  Product and other revenues                                  $9,036,000            $8,309,000            $5,006,000
  Service revenues                                             1,151,000             1,240,000               786,000
                                                          ----------------      ----------------      ----------------
      Net revenues                                            10,187,000             9,549,000             5,792,000
                                                          ----------------      ----------------      ----------------

Cost of revenues:
  Costs of product and other revenues                          7,260,000             6,682,000             4,408,000
  Cost of service revenues                                       640,000               876,000               604,000
                                                          ----------------      ----------------      ----------------

      Total costs of revenues                                  7,900,000             7,558,000             5,012,000
                                                          ----------------      ----------------      ----------------
      Gross Profit                                             2,287,000             1,991,000               780,000

Expenses:
  Selling, general and administrative                          5,014,000             4,843,000             3,889,000
  Research and development                                     2,937,000             2,283,000             1,782,000
                                                          ----------------      ----------------      ----------------
      Total expenses                                           7,951,000             7,126,000             5,671,000
                                                          ----------------      ----------------      ----------------
Loss before interest and other income (expense)               (5,664,000)           (5,135,000)           (4,891,000)

Interest and other expense                                       (13,000)              (13,000)           (1,110,000)
Interest and other income                                         74,000               110,000               130,000
                                                          ----------------      ----------------      ----------------
      Total interest and other income (expense)                   61,000                 97,000             (980,000)
                                                          ----------------      ----------------      ----------------
Net loss before cumulative effect of accounting
      change under SAB 101                                    (5,603,000)           (5,038,000)           (5,871,000)
Cumulative effect of accounting change under
      SAB 101                                                          --                    --             (282,000)
                                                          ----------------      ----------------      ----------------
Net loss                                                     ($5,603,000)          ($5,038,000)          ($6,153,000)
                                                          ================      ================      ================

Per share data:
Net loss before preferred stock dividend or discount
      and cumulative effect of accounting change
      under EITF 00-27                                       ($5,603,000)          ($5,038,000)          ($6,153,000)
Preferred stock dividend or discount                                   --                    --             (100,000)
Cumulative effect of accounting change under
      EITF 00-27                                                       --                    --             (580,000)
                                                          ----------------      ----------------      ----------------
Net loss to common stockholders                              ($5,603,000)          ($5,038,000)          ($6,833,000)
                                                          ================      ================      ================
Basic and diluted net loss per share before
      cumulative effect of accounting changes                     ($0.15)               ($0.15)               ($0.22)
Cumulative effect of accounting change under
     SAB 101                                                           --                    --                (0.01)
Cumulative effect of accounting change under
     EITF 00-27                                                        --                    --                (0.02)
                                                          ----------------      ----------------      ----------------
Basic and diluted net loss per common share                       ($0.15)               ($0.15)               ($0.25)
                                                          ================      ================      ================

Shares used in computing per share data                        36,587,102            32,844,292            27,668,523
                                                          ================      ================      ================
Pro forma amounts assuming the accounting change
    under SAB 101 is applied retroactively:
    Net loss to common stockholders                          ($5,603,000)          ($5,038,000)          ($6,551,000)
                                                          ================      ================      ================
    Basic and diluted net loss per share                          ($0.15)               ($0.15)               ($0.24)
                                                          ================      ================      ================

                             See accompanying notes.

                               THERMOGENESIS CORP.
                       Statements of Stockholders' Equity

                                                          Paid in                      Stockholder        Total
                                           Common        capital in    Accumulated        note       Stockholders'
                                            stock       excess of par    Deficit        receivable       equity
                                         ---------------------------------------------------------------------------

Balance at June 30, 2000                  $26,000       $43,005,000   ($37,339,000)                    $5,692,000

Issuance of 3,944,047 common
    shares in private placement             4,000         6,990,000             --                      6,994,000
Issuance of 388,750 shares for
    exercise of options and warrants           --           811,000             --                        811,000
Stockholder note receivable for
    exercise of options                        --                --             --       ($425,000)      (425,000)
Cumulative effect of accounting
    change under EITF 00-27                    --           580,000       (580,000)             --             --
Beneficial conversion feature                  --           548,000             --              --        548,000
Issuance of 415,000 common stock
    warrants                                   --           465,000             --              --        465,000
Issuance of 2,617,940 common
    shares upon conversion of Series
    B preferred stock                       2,000            (2,000)             --             --             --
Issuance of 40,000 common shares
    upon conversion of Series A
    preferred stock                            --                --             --              --             --

Net loss                                       --                --     (6,153,000)             --     (6,153,000)
                                         ---------------------------------------------------------------------------

Balance at June 30, 2001                   32,000        52,397,000    (44,072,000)       (425,000)     7,932,000

Issuance of 3,504,310 common
    shares in private placement             3,000         6,830,000             --              --      6,833,000
Issuance of 161,417 shares for
    exercise of options                        --           173,000             --              --        173,000
Cancellation of stockholder note
    receivable for surrender of
    200,000 shares                             --          (425,000)            --         425,000             --
Stock based compensation                       --           293,000             --              --        293,000

Net loss                                       --                --     (5,038,000)             --     (5,038,000)
                                         ---------------------------------------------------------------------------

Balance at June 30, 2002                   35,000        59,268,000    (49,110,000)             --     10,193,000

Issuance of 3,807,594 common
   shares in private placement              3,000         5,327,000             --              --      5,330,000
Issuance of 322,251 shares for
    exercise of options                     1,000           588,000             --              --        589,000
Issuance of 35,495 common shares
    for services                               --            65,000             --              --         65,000

Net loss                                       --                --     (5,603,000)             --     (5,603,000)
                                         ---------------------------------------------------------------------------

Balance at June 30, 2003                  $39,000       $65,248,000   ($54,713,000)     $       --    $10,574,000
                                         ===========================================================================

                             See accompanying notes.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows


                                                                              Years ended June 30
                                                          ------------------------------------------------------------
                                                               2003                  2002                  2001
                                                          ----------------      ----------------      ----------------

Cash flows from operating activities:
    Net loss                                                 ($5,603,000)          ($5,038,000)          ($6,153,000)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                             266,000               434,000               485,000
       Stock compensation expense                                     --               293,000                    --
       Debt discount and beneficial conversion
          feature                                                     --                    --             1,013,000
       Issuance of common stock for services                      65,000                    --                    --
       Loss on sale/retirement of equipment                        9,000                15,000                19,000
    Net changes in operating assets and liabilities:
       Accounts receivable                                       (98,000)             (547,000)             (742,000)
       Inventory                                                 185,000            (1,044,000)              432,000
       Other current assets                                     (681,000)              (19,000)               54,000
       Other assets                                              (16,000)               10,000               (15,000)
       Accounts payable                                          170,000               230,000               249,000
       Accrued payroll and related expenses                       31,000                22,000                50,000
       Deferred revenue                                          (52,000)              203,000               220,000
       Accrued liabilities                                        11,000               (18,000)               94,000
                                                          ----------------      ----------------      ----------------
         Net cash used in operating activities                (5,713,000)           (5,459,000)           (4,294,000)
                                                          ----------------      ----------------      ----------------
Cash flows from investing activities:
       Purchases of short-term investments                            --            (2,013,000)           (1,822,000)
       Maturities of short-term investments                    2,013,000             1,822,000             1,740,000
       Capital expenditures                                      (92,000)             (175,000)             (235,000)
                                                          ----------------      ----------------      ----------------
         Net cash used in investing activities                 1,921,000              (366,000)             (317,000)
                                                          ----------------      ----------------      ----------------
Cash flows from financing activities:
   Exercise of stock options and warrants                        589,000               173,000               386,000
   Payments on capital lease obligations and note
      payable                                                   (25,000)               (12,000)              (35,000)
   Proceeds from short-term debt                                      --                    --             2,075,000
   Payment of short-term debt                                         --                    --              (220,000)
   Issuance of common stock and warrants                       5,330,000             6,833,000             5,139,000
                                                          ----------------      ----------------      ----------------
         Net cash  provided by financing activities            5,894,000             6,994,000             7,345,000
                                                          ----------------      ----------------      ----------------
Net increase in cash and cash equivalents                      2,102,000             1,169,000             2,734,000
Cash and cash equivalents at beginning of year                 4,713,000             3,544,000               810,000
                                                          ----------------      ----------------      ----------------
Cash and cash equivalents at end of year                      $6,815,000            $4,713,000            $3,544,000
                                                          ================      ================      ================

Supplemental cash flow information:
       Cash paid during the year for interest                    $13,000               $13,000               $83,000
                                                          ================      ================      ================

Supplemental non-cash financing and investing information:
   Equipment acquired by note payable                            $36,000                    --                    --
                                                          ================      ================      ================
   Transfer of inventory to equipment                            $52,000                    --                    --
                                                          ================      ================      ================
   Issuance of stockholder note receivable                            --                    --              $425,000
                                                          ================      ================      ================
   Conversion of short-term debt to equity                            --                    --            $1,855,000
                                                          ================      ================      ================
   Cancellation of stockholder note receivable                        --              $425,000                    --
                                                          ================      ================      ================

                             See accompanying notes.

                               THERMOGENESIS CORP.
                          NOTES TO FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Organization and Business

THERMOGENESIS CORP. ("the Company") was incorporated in Delaware in July 1986. The Company designs, manufactures and distributes equipment to process therapeutically valuable blood components including stem cells and surgical sealants. Initially, the Company developed medical devices for ultra rapid freezing and thawing of blood components, which the Company manufactures and distributes to blood banks and hospitals.

Revenue Recognition

Effective July 1, 2000, the Company changed its method of accounting for revenue recognition for BioArchive Systems and certain licensing agreements in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". Previously, the Company recognized revenue for BioArchive units upon the delivery of the equipment to the customers. The costs of training and installation were accrued in the same period the installation and training was performed and the related training and installation revenue was recognized. Under the new accounting method for BioArchive Systems adopted retroactive to July 1, 2000, the Company accounts for multiple element arrangements in accordance with the provisions of SAB No. 101. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement's revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based on vendor specific objective evidence or third party evidence of fair value as appropriate. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is the Company's estimate of the fair value of the delivered element. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued at the time of revenue recognition. The Company accounts for training and installation as a separate element of a multiple element arrangement. The Company therefore recognizes the fair value of training and installation services upon their completion when the Company is obligated to perform such services. Previously, the Company recognized revenue for licensing agreements upon receipt of the non-refundable fee. Under the new accounting method which was adopted retroactive to July 1, 2000 for licensing agreements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company now defers the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts. The cumulative effect of the change on prior years resulted in an increase in the net loss of $282,000 (net of income taxes of $0), which is included in the net loss before the cumulative effect of a change in accounting principle for the year ended June 30, 2001, and $13,000 has been included in deferred revenue as of June 30, 2001. The $282,000 is comprised of revenues of $664,000 less cost of revenues of $382,000. The effect of the change on the year ended June 30, 2001 was to decrease the net loss before the cumulative effect of the accounting change by $179,000 ($0.01 per share). The $179,000 is comprised of revenues of $272,000 less cost of revenues of $93,000.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

For the years ended June 30, 2003, 2002 and 2001, the Company recognized $0, $138,000 and $526,000 respectively, in revenue that was included in the cumulative effect adjustment as of July 1, 2000. The effect of that revenue and related cost of revenue of $0, $125,000 and $257,000 was to reduce the net loss by $0, $13,000 and $269,000 during those periods respectively. The unaudited pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactively to prior periods.

Revenues from the sale of the Company's CryoSeal and ThermoLine products are recognized upon transfer of title. The Company generally ships products F.O.B. shipping point at its office. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. The Company's foreign sales are generally through distributors. There is no right of return provided for distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventory maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. Shipping and handling fees billed to customers are included in product and other revenues, while the related costs are included in cost of product and other revenues. Service revenue is generally generated from contracts for providing maintenance of equipment. Service revenue is recognized at the time the service is completed. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.

Basis of Presentation

The Company has incurred recurring operating losses and has an accumulated deficit of $54,713,000 as of June 30, 2003. The report of independent auditors on the Company's June 30, 2003 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern for the next twelve months. This plan includes the realization of revenues from the commercialization of new products, the consummation of debt or equity financing in amounts sufficient to fund further growth, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

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

Cash, Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Short term investments are comprised of certificates of deposit with maturities greater than 90 days, but not exceeding one year.

Fair Value of Financial Instruments

Carrying amounts of financial instruments held by the Company, which include cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short duration.

Accounts Receivable and Allowance for Doubtful Accounts

The Company's receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company's receivables, net of the allowance for doubtful accounts represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts based on historical collection trends, age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written-off when the Company's internal collection efforts have been unsuccessful in collecting the amount due.

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

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Equipment

Equipment is stated at cost. Depreciation for office, computer, machinery and equipment is computed under the straight-line method over the estimated useful lives. Leasehold improvements are depreciated under the straight line method over their estimated useful lives or the remaining lease period, whichever is shorter.

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

Stock Based Compensation

The Company has adopted the disclosure provision for stock-based compensation of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which was released in December, 2002 as an amendment of SFAS No 123, but continues to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Stock Based Compensation (Continued)

The following table illustrates the effect on net loss and earnings per share if the fair value based method had been applied to all awards:

                                             2003                       2002                      2001
                                     ----------------------    -----------------------     -------------------

Net loss, as reported                      ($5,603,000)               ($5,038,000)            ($6,153,000)
Add:  stock-based employee
   compensation expense
   included in reported net loss                    --                    293,000                      --
Deduct:  total stock-based
   employee compensation
   expense determined
   under fair value method for
   all awards                                 (969,000)                  (802,000)               (853,000)
                                     ----------------------    -----------------------    --------------------
Pro forma net loss                         ($6,572,000)               ($5,547,000)            ($7,006,000)
                                     ======================    =======================    ====================

Net loss per share
   As reported                                  ($0.15)                    ($0.15)                 ($0.22)
   Pro Forma                                    ($0.18)                    ($0.17)                 ($0.25)

The pro forma amounts discussed above were derived using the Black-Scholes option-pricing model with the assumptions indicated below:

                                        2003                    2002                     2001
                                 -------------------    ---------------------    ---------------------
Average expected
  life (years)                            4.4                    3.4                      2.2
Risk-free interest rate                   3.2%                  3.36%                    4.38%
Volatility                                 97%                    93%                     108%
Dividend yield                              0%                     0%                       0%

The weighted average grant date fair value of options granted during the years ended June 30, 2003, 2002 and 2001 was $1.23, $1.45 and $1.13, respectively.

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

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company's net loss position for all periods presented. Antidilutive securities, which consist of stock options, warrants and the Series A convertible preferred stock, that were not included in diluted net loss per common share were 9,019,068, 8,588,443 and 7,023,426 as of June 30, 2003, 2002
and 2001, respectively.

Reclassifications

Certain amounts in the prior year's financial statements have been reclassified to conform with the 2003 presentations.

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

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements (Continued)

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections". SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses because SFAS No. 4 has been rescinded. SFAS 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the provisions of SFAS 145 in fiscal 2003, which had no impact on the Company's financial statements.

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

In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple-Deliverable Revenue Arrangements" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company is currently assessing the impact of EITF 00-21.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements (Continued)

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of this statement.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.       Inventory

Inventory consisted of the following at June 30:

                                               2003               2002
                                          ---------------    ----------------

              Raw materials                   $1,612,000          $1,456,000
              Work in process                    382,000             765,000
              Finished goods                     656,000             666,000
                                          ---------------    ----------------
                                              $2,650,000          $2,887,000
                                          ===============    ================

3.   Equipment

Equipment consisted of the following at June 30:

                                                                2003               2002              Estimated
                                                                                                    Useful Life
                                                           ---------------    ----------------    ----------------

              Office equipment                                  $370,000            $373,000      5-10 years
              Computer and purchased software                    829,000             830,000      2-5 years
              Machinery and equipment                          1,642,000           1,530,000      5-10 years
              Leasehold improvements                             200,000             193,000      5 years
                                                           ---------------    ----------------
                                                               3,041,000           2,926,000

Less accumulated depreciation and amortization                (2,599,000)         (2,389,000)
                                                           ---------------    ----------------

                                                                $442,000            $537,000
                                                           ===============    ================

As of June 30, 2003 the Company had $363,000 of equipment with a net book value of $7,000 which was disposed of in connection with the move to the new facility in July 2003.

4.    Accrued Liabilities

Accrued liabilities consisted of the following at June 30:

                                                     2003                    2002
                                               ------------------      -----------------

              Accrued warranty reserves                 $193,000               $158,000
              Customer deposits                            2,000                132,000
              Capital lease obligations                   16,000                 12,000
              Other accrued liabilities                  178,000                 76,000
                                               ------------------      -----------------
                                                        $389,000               $378,000
                                               ==================      =================


                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

5.    Commitments and Contingencies

Operating Leases

The Company leases its manufacturing and corporate facilities and certain equipment pursuant to non-cancelable operating leases. The facility lease includes the option to renew for a five year term. The annual future cash obligations under these leases are as follows:

        2004                                                    $  302,000
        2005                                                       370,000
        2006                                                       382,000
        2007                                                       399,000
        2008                                                       416,000
        Thereafter                                                 105,000
                                                                ----------
        Total                                                   $1,974,000
                                                                ==========

Rent expense was $395,000, $356,000 and $300,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

Capital Leases

The Company leases certain equipment under capital leases. The following amounts are included in equipment as assets under these capital leases as of June 30:


                                                2003                2002
                                               -------             -------

        Cost                                   $62,000             $62,000
        Less:  accumulated amortization         33,000              21,000
                                               -------             -------

        Net assets under capital leases        $29,000             $41,000
                                               =======             =======

The future minimum lease payments under capital leases are as follows:

        Year ending June 30:

                                               2004               $22,000
                                               2005                17,000
                                                                ---------

        Total minimum lease payments                               39,000
        Less:  amount representing interest                        (5,000)
                                                                ---------
        Present value of minimum lease payments                    34,000
        Less:  current portion                                    (16,000)
                                                                ---------
        Long term portion                                         $18,000
                                                                =========

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

5.    Commitments and Contingencies (Continued)

Note Payable

The Company entered into a note payable with a financial institution to purchase a vehicle for field service personnel in January 2003 for $36,000. The note bears interest at 9.90%, requires monthly payments of principal and interest of $756 and matures on January 5, 2008.

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

Changes in the Company's product liability which is included in accrued liabilities during the period are as follows:


                                                                                  For years ended June 30,
                                                                                   2003                  2002
                                                                           ------------------    -------------------
                   Beginning balance                                               $158,000               $179,000
                   Warranties issued during the period                              276,000                184,000
                   Settlements made during the period                              (205,000)              (155,000)
                   Changes in liability for pre-existing
                      warranties during the period, including
                      expirations                                                   (36,000)               (50,000)
                                                                           ------------------    -------------------
                   Ending balance                                                  $193,000               $158,000
                                                                           ==================    ===================

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

     Conversion Rights - Holders of the Series A have the right to convert the Series A at the option of the holder, at any time, into shares of common stock of the Company at the conversion rate of one preferred share for five shares of common stock. The conversion rate is subject to adjustment for changes in the company's capital structure, which would otherwise have a dilutive effect on the conversion rate. The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's common stock on the date the Series A was sold, amounted to $3,605,000, which represents a discount to the value of the Series A. As of June 30, 2003, 919,540 shares of Series A have been converted, none were converted during the year ended June 30, 2003.

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

Common Stock

The Company completed a private financing on March 28, 2003, in which it received $5,330,000, net of expenses. The proceeds from the offering were received from the sale of 3,807,594 shares of common stock and issued warrants representing the right to acquire an additional 11,976 shares of the Company's common stock at $2.39 per share. The warrants vest immediately. There were no warrants exercised as of June 30, 2003.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

6.   Stockholder's Equity (Continued)

Common Stock (Continued)

The Company completed a private financing on March 26, 2002, in which it received $6,833,000 net of expenses. The proceeds from the offering were received from the sale of 3,504,310 shares of common stock at $2.00 per share and five year warrants representing the right to acquire an additional 723,362 shares of common stock at $3.07 per share. The warrants vest immediately. There were no warrants exercised as of June 30, 2003.

The Company completed a private financing on April 27, 2001, in which it received $6,994,000 net of expenses. The proceeds from the offering were received from the sale of 3,944,047 shares of common stock at $1.80 per share and five year warrants representing the right to acquire an additional 788,809 shares of common stock in the aggregate, at an exercise price of $2.88 per share. The warrants vest immediately. There were no warrants exercised as of June 30, 2003. Of the $7,099,000 financed, $420,000 was received from members of the Company's board of directors or officers.

As of June 30, 2003, the Company had 9,019,000 shares of common stock reserved for future issuance.

Warrants

In December 2000, the Company completed a debt financing for a total of $2,075,000. The debt matured on September 19, 2001 or on the fifth day following an equity or debt financing of at least $1,000,000, which ever occurred first. The interest rate was 10% per annum. Of the $2,075,000 financed, $560,000 was received from members of the Company's board of directors or officers. The Company used the proceeds from the April 2001 private financing to pay off the debt financing. The holders of the debt received warrants representing the right to acquire 415,000 shares of common stock for an exercise price of $1.625. The warrants vest immediately and expire in December 2005. There were no warrants exercised as of June 30, 2003. The fair value assigned to the warrants, as determined using the Black-Scholes model, amounted to $465,000, which represents a discount to the short-term debt. The discount is included in interest expense for the year ending June 30, 2001. Additionally, a contingent beneficial conversion feature of $548,000 associated with the holders right to participate in a future equity offering has been calculated at the date of issue. The contingency was resolved upon completion of the private financing in April 2001 and the $548,000 has been included in interest expense for the year ending June 30, 2001.

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

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

6.       Stockholder's Equity (Continued)

Warrants (Continued)

As part of the placement agent's compensation in a 1997 private financing, warrants to purchase 258,100 shares of common stock at an exercise price of $3.00 were issued. The warrants were fully vested upon issuance. The warrants expired unexercised in December 2002.

In conjunction with a private placement in November 1996, seven-year warrants were issued, representing the right to acquire 1,478,001 shares of common stock at an exercise price of $3.661 per share subject to dilution adjustment. The warrants were fully vested upon issuance and expire in November 2003. No warrants have been exercised as of June 30, 2003.

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

The Amended 1998 Stock Option Plan ("1998 Plan") permits the grant of stock or options to employees, directors and consultants. A total of 3,798,000 shares were approved by the stockholders for issuance under the 1998 Plan. Options are granted at prices which are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest ratably over a three-year period, unless otherwise determined by the Board of Directors.

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

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

6.    Stockholder's Equity (Continued)

Stock Options (Continued)

A summary of stock option activity for the three years ended June 30, 2003 follows:

                                                           Number of Options           Weighted-Average
                                                              Outstanding               Exercise Price
                                                                                          per Share
                                                        ------------------------    -----------------------
Balance at June 30, 2000                                        1,932,495                    $2.33
Options granted                                                   997,040                    $1.90
Options canceled                                                 (515,500)                   $3.20
Options exercised                                                (304,750)                   $1.82
                                                        ------------------------
Balance at June 30, 2001                                        2,109,285                    $1.98
                                                        ========================
Exercisable at June 30, 2001                                    1,373,407                    $2.04
                                                        ========================

Options granted                                                 1,539,000                    $2.07
Options canceled                                                 (455,333)                   $2.82
Options exercised                                                (161,417)                   $1.53
                                                        ------------------------
Balance at June 30, 2002                                        3,031,535                    $1.93
                                                        ========================
Exercisable at June 30, 2002                                    1,426,206                    $1.79
                                                        ========================

Options granted                                                   525,000                    $1.74
Options canceled                                                 (434,745)                   $2.08
Options exercised                                                (322,251)                   $1.82
                                                        ------------------------
Balance at June 30, 2003                                        2,799,539                    $1.88
                                                        ========================
Exercisable at June 30, 2003                                    1,752,372                    $1.74
                                                        ========================

The following table summarizes information about stock options outstanding at June 30, 2003:

                                             Weighted-             Weighted-
     Range of                                 Average               Average                              Weighted-
     Exercise              Number             Remaining             Exercise          Number              Average
      Prices             Outstanding       Contractual Life          Price          Exercisable        Exercise Price
-------------------    ---------------    -------------------    --------------   ---------------    ------------------

   $1.125-$1.60             733,000              4.12                $1.41             719,666             $1.40
   $1.65-$2.50            2,065,039              4.2                 $2.04           1,031,206             $1.98
   $2.81-$3.00                1,500              0.24                $2.90               1,500             $2.90
                       ---------------                                            ---------------

Total                     2,799,539                                                  1,752,372
                       ===============                                            ===============


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

8.    Major Customers and Foreign Sales

During the fiscal year ended June 30, 2003, revenues from two significant customers totaled $2,547,000 or 25% of net revenues. During the fiscal year ended June 30, 2002, revenues from a significant customer totaled $3,523,000 or 37% of net revenues. During the fiscal year ended June 30, 2001, revenues from a significant customer totaled $1,285,000 or 22% of net revenues.

The Company had sales to customers outside the United States as follows for the years ended June 30:

                                2003                        2002                         2001
                      -------------------------    ------------------------    -------------------------

Europe                       $2,400,000                  $1,679,000                     $981,000

Asia                          2,815,000                   1,631,000                    1,511,000

Other                           947,000                     620,000                      111,000
                      -------------------------    ------------------------    -------------------------

                             $6,162,000                  $3,930,000                   $2,603,000
                      =========================    ========================    =========================

9.     Income Taxes

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate of 34% to income tax expense is as follows for the years ended June 30:

                                                         2003                 2002                 2001
                                                   -----------------    -----------------    -----------------

Statutory federal income tax benefit                  ($1,905,000)         ($1,712,000)         ($1,996,000)
Net operating loss with no tax benefit                  1,905,000            1,712,000            1,996,000
                                                   -----------------    -----------------    -----------------

           Total federal income tax                $            -       $            -       $            -

                                                    =================   =================    =================

At June 30, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $46,271,000 and $12,055,000 respectively, that are available to offset future income. The federal and state loss carryforwards expire in various years between 2004 and 2023, and 2004 and 2013, respectively.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

9.    Income Taxes (Continued)

At June 30, 2003, the Company has research and experimentation credit carryforwards of approximately $451,000 for federal tax purposes that expire in various years between 2004 and 2023, and $380,000 for state income tax purposes that do not have an expiration date.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                                   June 30, 2003                  June 30, 2002
                                                             -------------------------     --------------------------
Deferred tax assets:
                Net operating loss carryfowards                       $16,448,000                   $14,550,000
                Income tax credits                                        702,000                       584,000
                Capitalized research costs                                560,000                       470,000
                Other                                                     819,000                       778,000
                                                              -------------------------     --------------------------

Total deferred taxes                                                   18,529,000                    16,382,000
Valuation allowance                                                   (18,529,000)                  (16,382,000)
                                                              -------------------------     --------------------------
Net deferred taxes                                                    $        --                   $        --
                                                              =========================     ==========================

The valuation allowance increased by approximately $2.1 million, $1.8 million and $2.2 million in 2003, 2002 and 2001, respectively. Approximately $343,000 of the valuation allowance at June 30, 2003 is related to the benefits of stock option deductions, which will be credited to paid-in capital when realized.

Because of the "change of ownership" provisions of the Tax Reform Act of 1986, a portion of the Company's federal net operating loss and credit carryovers may be subject to an annual limitation regarding their utilization against taxable income in future periods.

10.    Employee Retirement Plan

The Company sponsors an Employee Retirement Plan, generally available to all employees, in accordance with Section 401 (k) of the Internal Revenue Code. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees' contributions. No Company contributions have been made to the Plan as of June 30, 2003.

11.      Related Party Transactions

During the year ended June 30, 2003, the Company paid a board member $101,000 for consulting services related to the Company's strategic initiatives.

                               THERMOGENESIS CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

12.   Unaudited Quarterly Financial Data

The following tables provide quarterly data for fiscal years ended June 30, 2003 and 2002.

                                     First Quarter     Second Quarter    Third Quarter   Fourth Quarter
                                        Ended              Ended              Ended          Ended
                                  September 30, 2002  December 31, 2002  March 31, 2003  June 30, 2003
                                  ------------------  -----------------  --------------  --------------

Net revenues                             $2,053,000        $2,350,000        $2,886,000     $2,898,000

Gross Margin                                356,000           412,000           511,000      1,008,000

Net loss                                ($1,362,000)      ($1,584,000)      ($1,666,000)     ($991,000)
                                  ===================  ================  ===============  =============

Per share data:

Basic and diluted net loss per
    common share                             ($0.04)           ($0.04)          ($0.05)         ($0.03)
                                  ===================  ================  ===============  =============

Shares used in computing per
    share data                           35,265,271        35,266,004       36,570,697      39,246,038
                                  ===================  ================  ===============  =============



                                     First Quarter     Second Quarter    Third Quarter   Fourth Quarter
                                         Ended             Ended             Ended           Ended
                                  September 30, 2001  December 31, 2001  March 31, 2002  June 30, 2002
                                  ------------------  -----------------  --------------  --------------

Net revenues                             $1,517,000       $2,467,000        $2,735,000     $2,830,000

Gross Margin                                248,000          626,000           634,000        483,000

Net loss                                ($1,413,000)       ($955,000)      ($1,200,000)   ($1,470,000)
                                  ==================   ================  ==============  ==============

Per share data:

Basic and diluted net loss per
    common share                            ($0.04)           ($0.03)          ($0.04)         ($0.04)
                                  ==================   ================  ==============  ==============

Shares used in computing per
    share data                          31,802,547        31,606,436       32,745,103      35,223,082
                                  ==================   ================  ==============  ==============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls over financial reporting subsequent to the date the Company carried out its evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report on Form 10-K.

                                                                    Page Number
                                                                    -----------

(a)  (1) Financial Statements

         Report of Ernst & Young LLP Independent Auditors...................38

         Balance Sheets at June 30, 2003 and 2002...........................39

         Statements of Operations for the years ended
              June 30, 2003, 2002 and 2001..................................40

         Statements of Stockholders' Equity for the years
              ended June 30, 2003, 2002 and 2001............................41

         Statements of Cash Flows for the years ended
              June 30, 2003, 2002 and 2001..................................42

         Notes to Financial Statements......................................43

(a)  (2) Financial Statement Schedules

         Schedule II, Valuation and Qualifying Accounts.....................71

(b) Reports on Form 8-K

         A report on Form 8-K for the event dated May 13, 2003 was filed on May 15, 2003 announcing the Company's third quarter results.

         A report on Form 8-K for the event dated March 28, 2003 was filed on April 2, 2003 announcing the completion of the Company's private equity financing first reported on Form 8-K filed on March 25, 2003.

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

10.1     (a)   Letter of Agreement with Liquid Carbonic, Inc. (1)
         (b)   Letter of Agreement with Fujitetsumo USA (1)
         (c)   Letter of Agreement with Fujitetsumo Japan (1)
         (d)   License Agreement  between  Stryker Corp. and THERMOGENESIS CORP.
               (5)
         (e)   Lease of Office and Manufacturing Space (4)
         (f)   Executive   Development   and   Distribution   Agreement  between
               THERMOGENESIS CORP. and Daido Hoxan Inc. (3)
         (g)   Administrative Office Lease (6)
         (h)   License Agreement with Pall/Medsep Corporation (10)
         (i)   Distribution Agreement with Dideco S.p.A. (13)
         (j)   Employment Agreement for Philip H. Coelho (17)
         (k)   Employment Agreement for Renee Ruecker (15)
         (l)   Subscription Agreement dated December 22, 1999 (form) (16)
         (m)   Employment Agreement for Dan Segal (17)
         (n)   Employment Agreement for Kevin Simpson on (14)

23.2     Consent of Ernst & Young LLP, independent auditors
31.1     Rule 13(a) - 14(a)/15(d) - 14(a)  Certification  (Principal   Executive
         Officer)
31.2     Rule 13(a) - 14(a)/15(d) - 14(a)  Certification  (Principal   Financial
         Officer)
32       Section 1350 Certifications

Footnotes to Exhibit Index

(1) Incorporated by reference to Registration Statement No. 33-37242 of THERMOGENESIS CORP., Corporation filed on February 7, 1991.
(2)      Incorporated by reference to Form 8-K for June 9, 1995.
(3) Incorporated by reference to Form 10-KSB for the year ended June 30, 1994.
(4)      Incorporated by reference to Form 8-K for September 27, 1995.
(5) Incorporated by reference to Form 10-QSB for the quarter ended December 31, 1995.
(6)      Incorporated by reference to Form 8-K for May 29, 1996.
(7)      Incorporated by reference to Form 8-K for March 27, 1997.
(8)      Incorporated by reference to Form 8-K for January 14, 1998.
(9)      Incorporated by reference to Form 8-K for February 16, 1998.
(10) Incorporated by reference to Form 10-Q for the quarter ended December 31, 2002.
(11) Incorporated by reference to Form 10-Q for the quarter ended March 31, 2003.
(12)     Incorporated by reference to Form 8-K for December 23, 1999.
(13)     Incorporated by reference to Form 10-K for June 30, 2002.

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

PRION: Infectious particle composed solely of protein and likened to viruses but having no genetic component.

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

                                             THERMOGENESIS CORP.


                                             By: /s/   PHILIP H. COELHO
                                                --------------------------------
                                                Philip H. Coelho, Chairman & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/PHILIP H. COELHO                             Dated:  September 19, 2003
      ------------------------------------------
      Philip H. Coelho, Chief Executive
      Officer and Chairman of the Board
      (Principal Executive Officer)

By:   /s/RENEE M. RUECKER                             Dated:  September 19, 2003
      ------------------------------------------
      Renee M. Ruecker, Chief Financial Officer
      (Principal Financial and Accounting
      Officer)

By:   /s/KEVIN M. SIMPSON                             Dated:  September 19, 2003
      ------------------------------------------
      Kevin M. Simpson, President/COO and
      Director

By:   /s/GEORGE BARRY                                 Dated:  September 19, 2003
      ------------------------------------------
      George Barry, Director

By:   /s/EDWARD CAPE                                  Dated:  September 19, 2003
      ------------------------------------------
      Edward Cape, Director

By:   /s/HUBERT HUCKEL                                Dated:  September 19, 2003
      ------------------------------------------
      Hubert Huckel, Director

By:                                                   Dated:
      ------------------------------------------
      Patrick McEnany, Director

By:                                                   Dated:
      ------------------------------------------
      David S. Howell, Director

                                   SCHEDULE II

                               THERMOGENESIS CORP.
                        VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at        Charged to        Write-offs       Balance at
                                              beginning of        costs and          (net of       end of period
                                                 period           expenses         recoveries)
                                              --------------    --------------    --------------   --------------

Allowance of Doubtful Accounts:

For the year ended June 30, 2003                    $84,000            $1,000            $5,000          $80,000

For the year ended June 30, 2002                    $84,000           $35,000           $35,000          $84,000

For the year ended June 30, 2001                    $84,000           $42,000           $42,000          $84,000
