Form 10-Q
period 2003-09-30
THERMOGENESIS CORP
filed 2003-11-13
CIK 811212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

                                       or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to
          _________________________.

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

                                 2711 Citrus Rd.
                            Rancho Cordova, CA 95742
                                 (916) 858-5100
        (Address of principal executive officer, including zip code, and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X]

The number of shares of the registrant's common stock, $0.001 par value, outstanding on October 29, 2003 was 39,549,103.



                      -----------------------------------

                               THERMOGENESIS CORP.


                                      INDEX

                                                                     Page Number
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Balance Sheets at September 30, 2003 and June 30, 2003..............   3

        Statements of Operations for the
        Three Months ended September 30, 2003 and 2002......................   5

        Statements of Cash Flows for
        the Three Months ended September 30, 2003 and 2002..................   6

        Notes to Financial Statements.......................................   7

Item 2. Management's Discussion and Analysis of
        Financial Condition & Results of Operations.........................  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........  14

Item 4. Controls and Procedures.............................................  14

PART II OTHER INFORMATION

Item 1. Legal Proceedings...................................................  15
Item 2. Changes in Securities...............................................  15
Item 3. Default Upon Senior Securities......................................  15
Item 4. Submission of Matters to a Vote of Security Holders.................  15
Item 5. Other Information...................................................  15
Item 6. Exhibits and Reports on Form 8-K....................................  15

SIGNATURES .................................................................  16

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
----------------------------------------

                                                THERMOGENESIS CORP.
                                                 Balance Sheets
                                                   (Unaudited)

                                                                       September 30,               June 30,
                                                                          2003                      2003
                                                                ----------------------    ---------------------
ASSETS

Current Assets:

  Cash and cash equivalents                                               $5,250,000               $6,815,000

  Accounts receivable, net of allowance for
    doubtful accounts of $80,000
    ($80,000 at June 30, 2003)                                             2,121,000                2,014,000

  Inventory                                                                2,873,000                2,650,000

  Other current assets                                                       641,000                  820,000
                                                                ---------------------    ---------------------

     Total current assets                                                 10,885,000               12,299,000

Equipment, at cost less accumulated depreciation
   of $2,255,000 ($2,599,000 at June 30, 2003)                               833,000                  442,000

Other assets                                                                  46,000                   50,000
                                                                ---------------------    ---------------------

                                                                         $11,764,000              $12,791,000
                                                                =====================    =====================

                                            See accompanying notes to financial statements.




                                          THERMOGENESIS CORP.
                                         Balance Sheets (Con't)
                                               (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                                   September 30,             June 30,
                                                                            2003                   2003
                                                                  --------------------    -------------------

Current liabilities:

     Accounts payable                                                     $1,238,000            $1,165,000

     Accrued payroll and related expenses                                    297,000               235,000

     Deferred revenue                                                        356,000               384,000

     Accrued liabilities                                                     368,000               389,000
                                                                  --------------------    -------------------

        Total current liabilities                                          2,259,000             2,173,000

Long-term portion of capital lease obligations and note
   payable                                                                    37,000                44,000

Stockholders' equity:

     Preferred stock, $0.001 par value; 2,000,000
       shares authorized; Series A convertible
       preferred stock, 1,077,540 shares issued,
       158,000 outstanding ($1,363,000
       aggregate involuntary liquidation value at
       September 30, 2003)                                                        --                    --

     Common stock, $0.001 par value; 50,000,000
       shares authorized; 39,462,060 issued and
       outstanding (39,396,594 at June 30, 2003)                              39,000                39,000

     Paid in capital in excess of par                                     65,381,000            65,248,000

     Accumulated deficit                                                 (55,952,000)           (54,713,000)
                                                                  --------------------    -------------------

        Total stockholders' equity                                         9,468,000            10,574,000
                                                                  --------------------    -------------------

                                                                         $11,764,000           $12,791,000
                                                                  ====================    ===================

                                            See accompanying notes to financial statements.



                                               THERMOGENESIS CORP.
                                            Statements of Operations
                                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                           2003                      2002
                                                                   ----------------------    ----------------------

Net revenues                                                                $2,143,000                $2,053,000

Cost of revenues                                                             1,554,000                 1,697,000
                                                                   ----------------------    ----------------------

    Gross profit                                                               589,000                   356,000
                                                                   ----------------------    ----------------------

Expenses:

    Selling, general and administrative                                      1,136,000                 1,184,000

    Research and development                                                   699,000                   562,000
                                                                   ----------------------    ----------------------

       Total expenses                                                        1,835,000                 1,746,000

Interest expense                                                                 9,000                     3,000

Interest income                                                                 16,000                    31,000
                                                                   ----------------------    ----------------------

Net loss                                                                   ($1,239,000)              ($1,362,000)
                                                                   ======================    ======================

Per share data:

Basic and diluted net loss per common share                                     ($0.03)                   ($0.04)
                                                                   ======================    ======================

Shares used in computing per share data                                     39,460,449                35,265,271
                                                                   ======================    ======================

                                            See accompanying notes to financial statements.




                                               THERMOGENESIS CORP.
                                             Statements of Cash Flows
                                Three Months ended September 30, 2003 and 2002

                                                                            2003                   2002
                                                                   -------------------    -------------------
Cash flows from operating activities:
    Net loss                                                            ($1,239,000)           ($1,362,000)

    Adjustments to reconcile net loss to net cash used in operating activities:

       Stock compensation expense                                            20,000                     --
       Depreciation and amortization                                         58,000                 73,000
       Loss on retirement of equipment                                       10,000                  8,000
       Net change in operating assets and liabilities:
          Accounts receivable                                              (107,000)               401,000
          Inventory                                                        (223,000)              (755,000)
          Other current assets                                              179,000               (294,000)
          Other assets                                                        5,000                  5,000
          Accounts payable                                                   73,000                307,000
          Accrued payroll and related expenses                               62,000                102,000
          Deferred revenue                                                  (28,000)                (9,000)
          Accrued liabilities                                               (21,000)               (15,000)
                                                                   -------------------    -------------------

       Net cash (used in) operating activities                           (1,211,000)            (1,539,000)
                                                                   -------------------    -------------------

Cash flows from investing activities:
    Capital expenditures                                                   (459,000)               (10,000)
    Maturities of short-term investments                                         --              1,000,000
                                                                   -------------------    -------------------

       Net cash (used in) provided by investing activities                 (459,000)               990,000
                                                                   -------------------    -------------------

Cash flows from financing activities:
    Payments on capital lease obligations                                    (7,000)                (4,000)
    Exercise of stock options and warrants                                  112,000                 40,000
                                                                   -------------------    -------------------

       Net cash provided by financing activities                            105,000                 36,000
                                                                   -------------------    -------------------
Net decrease in cash and cash equivalents                                (1,565,000)              (513,000)

Cash and cash equivalents at beginning of period                          6,815,000              4,713,000
                                                                   -------------------    -------------------
Cash and cash equivalents at end of period                               $5,250,000             $4,200,000
                                                                   ===================    ===================


                                    See accompanying notes to financial statements

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

INTERIM REPORTING
-----------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------
The Company recognizes revenue including multiple element arrangements, in accordance with the provisions of SAB No. 101 and EITF 00-21. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement's revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based on vendor specific objective evidence or third party evidence of fair value as appropriate. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is the Company's estimate of the fair value of the delivered element. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued at the time of revenue recognition. The Company accounts for training and installation as a separate element of a multiple element arrangement. The Company therefore recognizes the fair value of training and installation services upon their completion when the Company is obligated to perform such services. For licensing agreements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts.

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                               September 30, 2003
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
---------------------------------------------------

Revenues from the sale of the Company's products are recognized upon transfer of title. The Company generally ships products F.O.B. shipping point at its office. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. The Company's foreign sales are generally through distributors. There is no right of return provided for distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventory maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. Shipping and handling fees billed to customers are included in product and other revenues, while the related costs are included in cost of product and other revenues. Service revenue which is included in net revenues, generated from contracts for providing maintenance of equipment is amortized over the life of the agreement. All other service revenue is recognized at the time the service is completed. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In November 2002, the EITF reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. EITF 00-21 was adopted on July 1, 2003 and had no impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 was adopted as of July 1, 2003 and had no impact on our financial statements.

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                               September 30, 2003
                                   (Unaudited)

INVENTORY
---------
Inventory consisted of the following at:

                                                     September 30, 2003              June 30, 2003
                                            ----------------------------    -----------------------
  Raw Materials                                              $1,430,000                 $1,612,000
  Work in process                                               499,000                    382,000
  Finished goods                                                944,000                    656,000
                                            ----------------------------    -----------------------
                                                             $2,873,000                 $2,650,000
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

Changes in the Company's product liability during the period are as follows:

         July 1, 2003 balance                                   $193,000
         Warranties issued during the period                      37,000
         Settlements made during the period                      (54,000)
         Changes in liability for pre-existing
            warranties during the period                              --
                                                         ------------------
         September 30, 2003 balance                             $176,000
                                                         ==================


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

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                               September 30, 2003
                                   (Unaudited)


STOCK-BASED COMPENSATION (CONT'D)
---------------------------------
For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The Company's pro forma information is as follows:

                                                                    Three Months Ended
                                                                      September 30,
                                                               2003                   2002
                                                         ------------------    -------------------
Net loss, as reported                                         ($1,239,000)           ($1,362,000)
Add:  stock-based employee
   compensation expense included in
   reported net loss                                                   --                     --
Deduct:  total stock-based employee
   compensation expense determined
   under fair value method for all awards                        (113,000)              (259,000)
                                                         ------------------    -------------------
Pro forma net loss                                            ($1,352,000)           ($1,621,000)
                                                         ==================    ===================

Basic and diluted net loss per share
     As reported                                                   ($0.03)                ($0.04)
     Pro Forma                                                     ($0.03)                ($0.05)


There were no stock-based awards to employees during the three months ended September 30, 2003. For the three months ended September 30, 2002, the fair value of the Company's stock-based awards to employees was estimated using the following weighted-average assumptions:

                                             September 30,
                                                  2002
                                           -----------------
Average expected life                                3.8
   (years)
Risk-free interest rate                              3.10%
Volatility                                             98%
Dividend yield                                          0%

                               THERMOGENESIS CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


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


INTRODUCTION
------------
The Company designs, markets and manufactures medical devices and disposables used for the distributed manufacturing of biotherapeutic products such as concentrated mononuclear cells from umbilical cord blood, fibrin sealant and thrombin from blood plasma and other related blood products. Initially the Company developed its ThermoLine products for ultra rapid freezing and thawing of blood components, which the Company distributes to blood banks and hospitals. After extensive research and development, two new technology platforms (the BioArchive(R) System and the CryoSeal System) have evolved products which provide new biotherapeutic products to patients in need.

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

                               THERMOGENESIS CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (CONT'D)


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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. The Company recognizes revenue in accordance with the provisions of SAB No. 101 and EITF 00-21. For licensing arrangements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the upfront fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor's history of adhering to the terms of its contractual arrangements with the Company, the level of inventory maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

                               THERMOGENESIS CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (CONT'D)

RESULTS OF OPERATIONS
---------------------
NET REVENUES:
Net revenues for the three months ended September 30, 2003 were $2,143,000 compared to $2,053,000 for the three months ended September 30, 2002 an increase of $90,000 or 4%. BioArchive product line revenues were $1,407,000 for the three months ended September 30, 2003, compared to $993,000 for the three months ended September 30, 2002, an increase of $414,000 or 42%. There were four BioArchives recognized in revenue in the first quarter of both fiscal 2003 and 2004. Included in the BioArchive product line revenues noted above was $483,000 generated from the sales of disposables for the first quarter of fiscal 2004 compared to $180,000 for the first quarter of the prior year. Revenues generated by the CryoSeal product line for the three months ended September 30, 2003 were $38,000 compared to $251,000 for the three months ended September 30, 2002. CryoSeal revenues to date have primarily been generated to satisfy the requirements for clinical trials outside of the United States for regulatory and marketing purposes.

COST OF REVENUES:
Cost of revenues as a percent of revenues was approximately 73% for the three months ended September 30, 2003, as compared to 83% for the corresponding fiscal 2003 period. The cost of revenues percentage decreased due to the programs that were implemented in the fourth quarter of fiscal 2003 which included reducing manufacturing overhead costs, consolidating operations into one facility and discontinuing ThermoLine models with a low gross profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling, general and administrative expenses for the three months ended September 30, 2003 decreased $48,000 or 4% from the corresponding fiscal 2003 period. Included in selling, general and administrative expenses at September 30, 2003 is $110,000 of one time expenses related to the move from three facilities to one consolidated facility. This decrease is primarily the result of professional fees paid in connection with the executive search for a new chief operating officer in the first quarter of fiscal 2003.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses for the three months ended September 30, 2003 increased $137,000 or 24% from the corresponding fiscal 2003 period. The increase is due to the costs associated with the CryoSeal FS human clinical trials which were $325,000 for the three months ended September 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 2003, the Company had a cash balance of $5,250,000, and working capital of $8,626,000. This compares to a cash balance of $6,815,000 and working capital of $10,126,000 at June 30, 2003. The cash was used to fund operations and other cash needs of the Company. In addition to product revenues, we have primarily financed our operations through the private placement of equity securities. Since its inception, the Company has raised approximately $57 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of September 30, 2003, the Company has no off-balance sheet arrangements.

                               THERMOGENESIS CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (CONT'D)

Net cash used in operating activities for the three months ended September 30, 2003 was $1,211,000, primarily due to the net loss of $1,239,000. Inventory utilized $223,000 of cash as a result of purchasing materials for the BioArchive System to continue our revenue growth and ensure efficient manufacturing operations. Expenditures for capital assets utilized $459,000 of cash. The majority of the capital assets consisted of leasehold improvements, furniture, phone and security systems as a result of moving to a consolidated facility in the first quarter of fiscal 2004.

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

At September 30, 2003, the Company has $1 million outstanding in cancelable orders to purchase inventory, supplies and services for use in normal business operations and no significant outstanding capital commitments. Additionally, the Company has a contract with an OEM vendor to purchase $8.7 million of inventory through fiscal 2009.

BACKLOG
-------
The Company's cancelable backlog at September 30, 2003 was $1,218,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------
All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. The Company has no significant long-term debt or investments and therefore is not subject to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of our first fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 3.   Default Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.
          None.

Item 6.   Exhibits and Reports on Form 8-K.
          (a)  Exhibits

          31.1 Certification  by the  Principal  Executive  Officer  Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification by the of Principal  Financial  Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.
          32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.


          (b)  Reports on Form 8-K

               A report on Form 8-K for the event dated September 24, 2003 was filed on October 1, 2003 announcing the fourth quarter and year-end results for the fiscal year ending June 30, 2003.

               A report on Form 8-K for the event dated September 2, 2003 was filed on September 11, 2003 announcing the resignation of Sam Acosta, Vice President of Manufacturing Operations.

                               THERMOGENESIS CORP.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THERMOGENESIS CORP.
                                       (Registrant)

Dated: November 11, 2003

                                    /s/Philip H. Coelho
                                    --------------------------------------------
                                    Philip H. Coelho
                                    Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/Renee M. Ruecker
                                    --------------------------------------------
                                    Renee M. Ruecker
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)