Form 10-Q
period 2003-12-31
THERMOGENESIS CORP
filed 2004-02-17
CIK 811212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


  X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -      Exchange Act of 1934 for the quarterly period ended December 31, 2003.

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from ___________ to __________.


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

The number of shares of the registrant's common stock, $0.001 par value, outstanding on February 2, 2004 was 41,680,058.

                        -------------------------------

                               THERMOGENESIS CORP.


                                                        INDEX

                                                                    Page Number
Part I   Financial Information                                      -----------

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at December 31, 2003 and June 30, 2003 ..............3

         Statements of Operations for the Three and Six
           Months ended December 31, 2003 and 2002 ..........................5

         Statements of Cash Flows for the Three and Six Months
           Ended December 31, 2003 and 2002 .................................6

         Notes to Financial Statements ......................................7

Item 2.  Management's Discussion and Analysis of
         Financial Condition & Results of Operations........................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........15

Item 4.  Controls and Procedures............................................15

Part II    Other Information

Item 1.  Legal Proceedings..................................................16

Item 2.  Changes in Securities..............................................16

Item 3.  Default Upon Senior Securities.....................................16

Item 4.  Submission of Matters to a Vote of Security Holders................16

Item 5.  Other Information..................................................16

Item 6.  Exhibits and Reports on Form 8-K...................................16

Signatures .................................................................17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                               THERMOGENESIS CORP.
                                 Balance Sheets
                                   (Unaudited)

                                                                    December 31,               June 30,
                                                                        2003                     2003
                                                                ---------------------    ---------------------
ASSETS

Current Assets:

  Cash and cash equivalents                                               $8,265,000               $6,815,000

  Accounts receivable, net of allowance for
    doubtful accounts of $80,000
    ($80,000 at June 30, 2003)                                             2,080,000                2,014,000

  Inventories                                                              2,832,000                2,650,000

  Other current assets                                                       637,000                  820,000
                                                                ---------------------    ---------------------

     Total current assets                                                 13,814,000               12,299,000

Equipment, at cost less accumulated depreciation
   of $2,297,000 ($2,599,000 at June 30, 2003)                               792,000                  442,000

Other assets                                                                  53,000                   50,000
                                                                ---------------------    ---------------------

                                                                         $14,659,000              $12,791,000
                                                                =====================    =====================

                                            See accompanying notes to financial
statements.

                               THERMOGENESIS CORP.
                             Balance Sheets (Cont'd)
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                                 December 31,              June 30,
                                                                         2003                    2003
                                                                  --------------------    -------------------

Current liabilities:

     Accounts payable                                                    $1,164,000             $1,165,000

     Accrued payroll and related expenses                                   244,000                235,000

     Accrued liabilities                                                    531,000                389,000

     Deferred revenue                                                       325,000                384,000
                                                                  --------------------    -------------------

        Total current liabilities                                         2,264,000              2,173,000

Long-term portion of capital lease obligations and note
   payable                                                                   30,000                 44,000

Commitments and contingencies

Stockholders' equity:

  Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; Series A convertible preferred stock,
   1,077,540 shares issued, 126,000 outstanding
   (158,000 outstanding at June 30, 2003) ($1,103,000
   aggregate involuntary liquidation value at December
   31, 2003)                                                                     --                     --

  Common stock, $0.001 par value; 50,000,000
    shares authorized; 41,484,262 issued and
    outstanding (39,396,594 at June 30, 2003)                                41,000                 39,000

  Paid in capital in excess of par                                       69,499,000             65,248,000

  Accumulated deficit                                                   (57,175,000)            (54,713,000)
                                                                  --------------------    -------------------

        Total stockholders' equity                                       12,365,000             10,574,000
                                                                  --------------------    -------------------

                                                                        $14,659,000            $12,791,000
                                                                  ====================    ===================

                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended                        Six Months Ended
                                                                December 31,                             December 31,
                                                         2003                 2002                 2003                2002
                                                    ----------------    -----------------    -----------------    ----------------

Net revenues                                            $2,500,000           $2,350,000           $4,643,000          $4,403,000

Cost of revenues                                         1,698,000            1,938,000            3,252,000           3,635,000
                                                    ----------------    -----------------    -----------------    ----------------

    Gross profit                                           802,000              412,000            1,391,000             768,000
                                                    ----------------    -----------------    -----------------    ----------------

Expenses:

    Selling, general and administrative                  1,285,000            1,185,000            2,421,000           2,369,000

    Research and development                               748,000              826,000            1,447,000           1,388,000
                                                    ----------------    -----------------    -----------------    ----------------

       Total operating expenses                          2,033,000            2,011,000            3,868,000           3,757,000

Interest expense                                             3,000                4,000               12,000               7,000

Interest income                                             11,000               19,000               27,000              50,000
                                                    ----------------    -----------------    -----------------    ----------------

Net loss                                               ($1,223,000)         ($1,584,000)         ($2,462,000)        ($2,946,000)
                                                    ================    =================    =================    ================

Per share data:

Basic and diluted net loss per common
   share                                                    ($0.03)              ($0.04)              ($0.06)             ($0.08)
                                                    ================    =================    =================    ================

Shares used in computing per share data                 40,265,493           35,266,004           39,862,971          35,265,837
                                                    ================    =================    =================    ================


                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows
                   Six Months Ended December 31, 2003 and 2002
                                   (Unaudited)

                                                                              2003                2002
                                                                         ----------------    ----------------
Cash flows from operating activities:
    Net loss                                                                ($2,462,000)       ($2,946,000)

    Adjustments to reconcile net loss to net cash used in operating activities:

       Non cash stock compensation expense                                       20,000                 --
       Depreciation and amortization                                            132,000            137,000
       Loss on retirement of equipment                                           10,000              9,000
       Net change in operating assets and liabilities:
          Accounts receivable                                                   (66,000)           493,000
          Inventories                                                          (182,000)          (907,000)
          Other current assets                                                  183,000           (343,000)
          Other assets                                                           (3,000)            10,000
          Accounts payable                                                       (1,000)           384,000
          Accrued payroll and related expenses                                    9,000             66,000
          Deferred revenue                                                      (59,000)           (42,000)
          Accrued liabilities                                                   140,000           (127,000)
                                                                         ----------------    ----------------

       Net cash used in operating activities                                 (2,279,000)        (3,266,000)
                                                                         ----------------    ----------------

Cash flows from investing activities:
    Capital expenditures                                                       (492,000)            (42,000)
    Maturities of short-term investments                                             --           2,013,000
                                                                         ----------------    ----------------

       Net cash (used in) provided by investing activities                     (492,000)          1,971,000
                                                                         ----------------    ----------------

Cash flows from financing activities:
    Payments on capital lease obligations and note payable                      (12,000)            (8,000)
    Exercise of stock options and warrants                                    4,233,000             40,000
                                                                         ----------------    ----------------

       Net cash provided by financing activities                              4,221,000             32,000
                                                                         ----------------    ----------------
Net increase (decrease) in cash and cash equivalents                          1,450,000         (1,263,000)

Cash and cash equivalents at beginning of period                              6,815,000          4,713,000
                                                                         ----------------    ----------------
Cash and cash equivalents at end of period                                   $8,265,000         $3,450,000
                                                                         ================    ================

Supplemental non-cash flow information:
    Equipment acquired by note payable                                              --             $36,000
                                                                         ================    ================
    Surrender of stock to exercise options                                    $656,000                  --
                                                                         ================    ================

                 See accompanying notes to financial statements

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                                December 31, 2003
                                   (Unaudited)

Interim Reporting
-----------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

Summary of Significant Accounting Policies
------------------------------------------

The Company recognizes revenue including multiple element arrangements, in accordance with the provisions of SAB No. 101 and EITF 00-21. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement's revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based on vendor specific objective evidence or third party evidence of fair value as appropriate. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is the Company's estimate of the fair value of the delivered element. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued at the time of revenue recognition. The Company accounts for training and installation as a separate element of a multiple element arrangement. The Company therefore recognizes the fair value of training and installation services upon their completion. For licensing agreements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts.

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                December 31, 2003
                                   (Unaudited)

Summary of Significant Accounting Policies (Cont'd)
---------------------------------------------------

Revenues from the sale of the Company's products are recognized upon transfer of title. The Company generally ships products F.O.B. shipping point at its office. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. The Company's foreign sales are generally through distributors. There is no right of return provided for distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue on the sell-in method with its distributors. Shipping and handling fees billed to customers are included in product and other revenues, while the related costs are included in cost of product and other revenues. Service revenue which is included in net revenues, generated from contracts for providing maintenance of equipment is amortized over the life of the agreement. All other service revenue is recognized at the time the service is completed. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.

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

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                December 31, 2003
                                   (Unaudited)

Inventories
-----------

Inventories consisted of the following at:

                                                         December 31, 2003          June 30, 2003
                  Raw materials                                 $1,557,000             $1,612,000
                  Work in process                                  662,000                382,000
                  Finished goods                                   613,000                656,000
                                                   ------------------------     ------------------
                                                                $2,832,000             $2,650,000
                                                   ========================     ==================

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

Changes in the Company's product liability during the period are as follows:

        Balance at July 1, 2003                 $193,000
        Warranties issued during the period       99,000
        Settlements made during the period       (85,000)
        Changes in liability for pre-existing
         warranties during the period, including
         expirations                              20,000
                                                ---------
        Balance at December 31, 2003            $227,000
                                                =========

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

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                December 31, 2003
                                   (Unaudited)
Stock-Based Compensation (Cont'd)
---------------------------------

                                                    Three Months Ended                     Six Months Ended
                                                       December 31,                          December 31,
                                                  2003              2002               2003               2002
                                             ---------------    --------------     --------------    ---------------
Net loss, as reported                          ($1,223,000)      ($1,584,000)       ($2,462,000)       ($2,946,000)
Add:  stock-based employee
   compensation expense included in
   reported net income, net of related tax
   effects                                              --                --                 --                 --
Deduct:  total stock-based employee
   compensation expense determined
   under fair value method for all awards,
   net of related tax effects                    (149,000)          (145,000)          (262,000)          (404,000)
                                             ---------------    --------------     --------------    ---------------
Pro forma net loss                             ($1,372,000)      ($1,729,000)       ($2,724,000)       ($3,350,000)
                                             ===============    ==============     ==============    ===============

Basic and diluted net loss per share
     As reported                                    ($0.03)           ($0.04)            ($0.06)            ($0.08)
     Pro Forma                                      ($0.03)           ($0.05)            ($0.07)            ($0.10)

Related Party Transaction
-------------------------

During the second quarter of fiscal 2004, the Company entered into an agreement with Mediware Information Systems, Inc. (Mediware) to explore technical and market requirements and terms and conditions for the joint development and marketing of the industry's first fully integrated system to make personalized cell therapy safer and more accessible. The Company had no expenses or revenues associated with this agreement during the second quarter of fiscal 2004. The Company's Chief Executive Officer is on the Board of Directors of Mediware and Mediware's Chief Executive Officer is on the Board of Directors of the Company.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
          for the Three and Six Months Ended December 31, 2003 and 2002

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------
This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company's actual results and could cause actual results for fiscal year 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, and the risk factors listed from time to time in the Company's SEC reports, including, in particular, the factors and discussion in the Company's Form 10-K for its last fiscal year.

Executive Overview
------------------
The Company designs and manufactures medical devices and disposables used for the distributed manufacturing of biotherapeutic products such as concentrated stem cells from umbilical cord blood, fibrin sealant and thrombin from blood plasma and other related blood products. Initially the Company developed its ThermoLine(TM) products for ultra rapid freezing and thawing of blood components, which the Company distributes to blood banks and hospitals. After extensive research and development, two new technology platforms (the BioArchive(R) System and the CryoSeal(R) System) have evolved products which provide new biotherapeutic products to patients in need. We believe our future continued growth will be predicated at large by the developing increased therapeutic benefits and the corresponding market acceptance of our newer products. We believe that our continuing research and development efforts are also a key to maintaining our market share and future growth of our market share where our products are sold and utilized.

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

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
     for the Three and Six Months Ended December 31, 2003 and 2002 (Cont'd)

Executive Overview (Cont'd)
---------------------------
Prior to the development and market launch of our BioArchive and CryoSeal technology, our revenue was derived principally from the sale of our blood plasma freezers and thawers. With the launch of our BioArchive System, we have realized significant revenue increases due to the sale of that equipment and more recently increases in revenue due to the recurring sale of disposables used in the BioArchive that is commensurate with an ever increasing installed base of BioArchive Systems worldwide. We anticipate similar revenue increases from disposable sales related to the CryoSeal System when the installed base of units increases.

Our BioArchive Systems and related products are purchased predominantly by specialized cord blood stem cell banks. The sales in prior years were dependent on start up and funding costs associated with new stem cell banks as the science evolved. In more recent periods governmental funding and involvement, as well as more recognized therapeutic benefits from this stem cell treatment, have shortened the sales cycle and appears to be increasing demand. Consistent with the perception that governmental backing and funding will accelerate the demand for the products, the Company has incurred expenses to promote federal financing to increase the inventory of high quality cord blood units manufactured by a network of FDA-approved cord blood banks. Although legislation appropriating $10 million passed in January 2004 and additional authorizing legislation is pending, there is no certainty that the authorizing legislation will ultimately pass or that when passed, it will result in a corresponding increase in our revenues due to cord blood banks who receive the funds deciding to purchase our BioArchive System.

Our CryoSeal System is still in U.S. clinical trials, and sales in the U.S. are limited pending completion of the trial and the required FDA approval following pre-market application ("PMA") submission. The Company has received CE approval for the system enabling its sale and use in Europe, although sales into individual countries under cost reimbursement structures often requires some supporting clinical usage. We have, through our distribution partner in Europe, undertaken many of those clinical studies and, upon completion, will pursue a more aggressive marketing plan. In Japan, our distributor, Asahi Medical Co. Ltd., is nearing completion of enrollment in their pivotal clinical trials and is expected to file their PMA soon. In Canada, field trials are underway to provide a cost justification for federal reimbursement to hospitals who use the product. In Brazil, field trials have begun to establish training and demonstration with selected customers. Several similar field trials are at various stages throughout Europe.

A significant focus during the past year has been on decreasing manufacturing costs and overhead to drive operations towards sustained profitability, while also pursuing required improvements in our operations required for compliance with new regulatory pronouncements, including the Sarbanes-Oxley Act and FDA Quality System Regulations.

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying financial statements.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
     for the Three and Six Months Ended December 31, 2003 and 2002 (Cont'd)

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

Revenue Recognition:
The Company recognizes revenue in accordance with the provisions of SAB No. 101 and EITF 00-21. For licensing arrangements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the upfront fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor's history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue on the sell-in method with its distributors.

Allowance for Doubtful Accounts:
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would be charged against earnings.

Warranty:
The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
     for the Three and Six Months Ended December 31, 2003 and 2002 (Cont'd)

Critical Accounting Policies (Cont'd)
-------------------------------------

Inventories Reserve:
The Company writes down its inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and its net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Results of Operations
---------------------

Results of Operations for the Three Months Ended December, 31 2003 as Compared to the Three Months Ended December 31, 2002

Net Revenues:
Revenues for the three months ended December 31, 2003 were $2,500,000 compared to $2,350,000 for the fiscal 2003 periods, an increase of $150,000 or 6%. Revenues generated by the BioArchive product line were $1,595,000 for the three months ended December 31, 2003, compared to $985,000 for the corresponding fiscal 2003 period, an increase of $610,000 or 62%. The increase was primarily generated from sales of both BioArchive devices and disposables. The increase in device revenue is primarily due to the infusion of government funding for public cord blood banking in Japan and Moscow and our strong distributor relationships in those areas. Disposable sales continue to increase due to the growth of private cord blood banking in Asia. Revenues generated by the CryoSeal product line for the three months ended December 31, 2003 were $172,000 versus $111,000 for the three months ended December 31, 2002, an increase of 55%. The increase in revenues is primarily due to the start of marketing activities in Russia, Argentina and Brazil.

The following represents the Company's BioArchive devices sold into the following countries:

                                                    December 31,
                                                2003           2002
                                             ----------    -----------
             United States                       17             14
             Asia                                31             21
             Europe                              20             13
             Rest of World                        8              5
                                             ----------    -----------
                                                 76             53
                                             ==========    ===========

Cost of Revenues:
Cost of revenues as a percent of revenues was 68% for the three months ended December 31, 2003, as compared to 82% for the corresponding fiscal 2003 period. The cost of revenues percentage decreased due to the mix of products sold and the programs that were implemented in the fourth quarter of fiscal 2003 which included reducing manufacturing overhead costs, consolidating operations into one facility and discontinuing ThermoLine models with a low gross profit margin.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
     for the Three and Six Months Ended December 31, 2003 and 2002 (Cont'd)

Results of Operations (cont'd)
------------------------------

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $1,285,000 for the three months ended December 31, 2003 compared to $1,185,000 for the fiscal 2003 period, an increase of $100,000 or 8%. The increase is primarily due to professional, legal fees and consultants related to the Sarbanes-Oxley requirements. Management expects selling, general and administrative expenses to continue to increase as the Company spends resources to ensure compliance with
Section 404 of the Sarbanes-Oxley Act by June 30, 2004.

Research and Development Expenses:
Research and development expenses for the three months ended December 31, 2003 were $748,000 compared to $826,000 for the corresponding fiscal 2003 period, a decrease of $78,000 or 9%. The costs associated with the CryoSeal FS human clinical trials decreased from $417,000 to $295,000 as we were enrolling sites in the prior year and the initial start up costs associated with site enrollment are higher than the costs of ongoing clinical trials.

Results of Operations for the Six Months Ended December, 31 2003 as Compared to the Six Months Ended December 31, 2002

Net Revenues:
Revenues for the six months ended December 31, 2003 were $4,643,000 compared to $4,403,000 for the fiscal 2003 period, an increase of $240,000 or 5%. BioArchive revenues were $3,001,000 for the six months ended December 31, 2003, compared to $1,978,000 for the corresponding fiscal 2003 period, an increase of $1,023,000 or 52%. The increase is due to the infusion of government funding in Japan and Moscow and the growth of private cord blood banking in Asia. Revenues generated by the CryoSeal product line for the six months ended December 31, 2003 were $210,000 versus $362,000 for the six months ended December 31, 2002. The decrease is due to the sales of four CryoSeal devices and the related disposables during the first quarter of fiscal 2003, to our distributor in Japan to initiate clinical trials. Also, we are experiencing lower than expected sales coming out of Europe as our field clinical studies to earn reimbursement from government health programs are not completed. We are working to accelerate completion of the clinical studies in order to improve their sales penetration.

Cost of Revenues:
Cost of revenues as a percent of revenues was 70% for the six months ended December 31, 2003, as compared to 83% for the corresponding fiscal 2003 period. The cost of revenues percentage decreased due to the mix of products sold and programs that were implemented in the fourth quarter of fiscal 2003 which included reducing manufacturing overhead costs, consolidating operations into one facility and discontinuing ThermoLine models with a low gross profit margin.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses remained relatively consistent year to year, increasing only $52,000 or 2%. The increase in professional and consulting fees associated with Sarbanes-Oxley was offset by a decrease in professional fees from the comparable prior year period paid in connection with the executive search for a new chief operating officer. As noted above, management expects selling, general and administrative expenses to continue to increase as the Company spends resources to ensure compliance with Section 404 of the Sarbanes-Oxley Act by June 30, 2004.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
          for the Three and Six Months Ended December 31, 2003 (Cont'd)

Results of Operations (cont'd)
------------------------------

Research and Development Expenses:
Research and development expenses for the six months ended December 31, 2003 were $1,447,000 compared to $1,388,000 for the corresponding fiscal 2003 period, an increase of $59,000 or 4%. The changes in research and development expenses are primarily due to the costs associated with the CryoSeal FS human clinical trials which were $621,000 for the six months ended December 31, 2003.

Liquidity and Capital Resources
At December 31, 2003, the Company had a cash balance of $8,265,000, and working capital of $11,550,000. This compares to a cash balance of $6,815,000 and working capital of $10,126,000 at June 30, 2003. There was $4,233,000 of cash generated from the exercise of stock options and warrants during the six months ended December 31, 2003. This was offset by the funding of operations and other cash needs of the Company. In addition to product revenues we have primarily financed our operations through the private placement of equity securities. Since its inception, the Company has raised approximately $61 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of December 31, 2003, the Company has no off-balance sheet arrangements.

Net cash used in operating activities for the six months ended December 31, 2003 was $2,279,000, primarily due to the net loss of $2,462,000. Inventories utilized $182,000 of cash as a result of building up BioArchive and ThermoLine subassemblies to continue our revenue growth and smooth the manufacturing workflow throughout the quarter. Expenditures for capital assets utilized $492,000 of cash. The majority of the capital assets consisted of leasehold improvements, furniture, phone and security systems as a result of moving to a consolidated facility in the first quarter of fiscal 2004.

The report of independent auditors on the Company's June 30, 2003 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of fiscal year 2005. The plan includes the realization of revenues from the commercialization of new products, and the reduction of certain operating expenses as required. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve additional financing or that such events will be on terms favorable to the Company.

At December 31, 2003, the Company has $1.3 million outstanding in cancelable orders to purchase inventory, supplies and services for use in normal business operations and no significant outstanding capital commitments. Additionally, the Company has a contract with an OEM vendor to purchase $8.7 million of inventory through fiscal 2009. There have been no purchases under this contract to date.

Backlog
The Company's cancelable backlog at December 31, 2003 was $2.5 million.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
          for the Three and Six Months Ended December 31, 2003 (Cont'd)

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

Item 2.           Changes in Securities and Use of Proceeds.
                  None.

Item 3.           Default Upon Senior Securities.
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  All nominees were elected to the board of directors. The following is the results of the votes at the Annual Meeting of stockholders held December 15, 2003.

Proposal #1
                  Election of Directors         For                  Withhold
                  ---------------------         ---                  --------
                  Philip H. Coelho              29,232,536           161,085
                  George J. Barry               29,352,418           41,203
                  Hubert Huckel                 28,998,818           394,803
                  Patrick McEnany               28,994,768           398,853
                  Kevin Simpson                 29,227,086           166,535

Item 5.           Other Information.
                  None.

Item 6.           Exhibits and Reports on Form 8-K.
                  (a)   Exhibits

                  31.1 Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  31.2 Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                  (b)   Reports on Form 8-K
                        None.

                               THERMOGENESIS CORP.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THERMOGENESIS CORP.
                                     (Registrant)

Dated: February 12, 2004

                                              /s/ Philip H. Coelho
                                              ----------------------------------
                                              Philip H. Coelho
                                              Chief Executive Officer
                                              (Principal Executive Officer)



                                              /s/ Renee M. Ruecker
                                              ----------------------------------
                                              Renee M. Ruecker
                                              Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)