Form 10-Q
period 2004-03-31
THERMOGENESIS CORP
filed 2004-05-14
CIK 811212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding on April 28, 2004 was 44,607,557.

                        _______________________________

                               THERMOGENESIS CORP.


                                      INDEX

                                                                    Page Number
Part I   Financial Information                                      -----------

Item 1.  Financial Statements (Unaudited):

         Balance Sheets at March 31, 2004 and June 30, 2003..................3

         Statements of Operations for the
         Three and Nine Months Ended March 31, 2004 and 2003.................5

         Statements of Cash Flows for
         the Nine Months Ended March 31, 2004 and 2003.......................6

         Notes to Financial Statements.......................................7

Item 2.  Management's Discussion and Analysis of
         Financial Condition & Results of Operations........................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........18

Item 4.  Controls and Procedures............................................18

Part II  Other Information

Item 1.  Legal Proceedings..................................................19
Item 2.  Changes in Securities and Use of Proceeds..........................19
Item 3.  Default Upon Senior Securities.....................................19
Item 4.  Submission of Matters to a Vote of Security Holders................19
Item 5.  Other Information..................................................19
Item 6.  Exhibits and Reports on Form 8-K...................................19

Signatures..................................................................20

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                               THERMOGENESIS CORP.
                                 Balance Sheets
                                   (Unaudited)



                                                        March 31,            June 30,
                                                           2004                2003
                                                                           (see Note 1)
                                                     -----------------   -----------------
ASSETS

Current Assets:

    Cash and cash equivalents                            $18,070,000         $6,815,000

    Accounts receivable, net of allowance for              2,163,000          2,014,000
       doubtful accounts of $60,000
       ($80,000 at June 30, 2003)

    Inventories                                            2,910,000          2,650,000

    Other current assets                                     697,000            820,000
                                                     -----------------   -----------------

       Total current assets                               23,840,000         12,299,000

Equipment, at cost less accumulated depreciation
   of $2,311,000 ($2,599,000 at June 30, 2003)               844,000            442,000

Other assets                                                  49,000             50,000
                                                     -----------------   -----------------

                                                         $24,733,000        $12,791,000
                                                     =================   =================


                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                             Balance Sheets (Cont'd)
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY                      March 31,          June 30,
                                                            2004               2003
                                                                           (see Note 1)
                                                       ----------------   ----------------

Current liabilities:

    Accounts payable                                       $1,544,000         $1,165,000

    Accrued payroll and related expenses                      235,000            235,000

    Accrued liabilities                                       822,000            389,000

    Deferred revenue                                          331,000            384,000
                                                       ----------------   ----------------

       Total current liabilities                            2,932,000          2,173,000

Long-term portion of capital lease obligations and
   note payable                                                27,000             44,000

Commitments and contingencies

Stockholders' equity:

    Preferred stock, $0.001 par value; 2,000,000
       shares authorized; Series A convertible
       preferred stock, 1,077,540 shares issued,
       126,000 outstanding (158,000 outstanding
       at June 30, 2003) ($1,118,000 aggregate
       involuntary liquidation value at March 31, 2004)            --                 --

    Common stock, $0.001 par value; 50,000,000
       shares authorized; 44,607,557 issued and
       outstanding (39,396,594 at June 30, 2003)               45,000             39,000

    Paid in capital in excess of par                       80,122,000         65,248,000

    Accumulated deficit                                   (58,393,000)       (54,713,000)
                                                       ----------------   ----------------

       Total stockholders' equity                          21,774,000         10,574,000
                                                       ----------------   ----------------

                                                          $24,733,000        $12,791,000
                                                       ================   ================

                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended             Nine Months Ended
                                                      March 31,                     March 31,
                                                2004            2003           2004            2003
                                             ------------    ------------   ------------    -----------
Net revenues                                 $3,367,000      $2,886,000     $8,010,000      $7,289,000

Cost of revenues                              2,200,000       2,375,000      5,452,000      6,010,000
                                             ------------    ------------   ------------    -----------

   Gross profit                               1,167,000         511,000      2,558,000      1,279,000
                                             ------------    ------------   ------------    -----------

Expenses:

   Selling, general and administrative        1,341,000       1,386,000      3,762,000      3,755,000

   Research and development                   1,057,000         795,000      2,504,000      2,183,000
                                             ------------    ------------   ------------    -----------

      Total operating expenses                2,398,000       2,181,000      6,266,000      5,938,000

Interest expense                                  9,000           3,000         21,000         10,000

Interest income                                  22,000           7,000         49,000         57,000
                                             ------------    ------------   ------------    -----------

Net loss                                     ($1,218,000)    ($1,666,000)   ($3,680,000)    ($4,612,000)
                                             ============    ============   ============    ===========

Per share data:

Basic and diluted net loss per common share      ($0.03)         ($0.05)        ($0.09)        ($0.13)
                                             ============    ============   ============    ===========

Shares used in computing per share data      42,742,891      36,570,697     40,822,944      35,700,791
                                             ============    ============   ============    ===========


                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows
                    Nine months ended March 31, 2004 and 2003



                                                            2004                2003
                                                       ----------------    ---------------
Cash flows from operating activities:
   Net loss                                               ($3,680,000)       ($4,612,000)

   Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization                           209,000            211,000
      Issuance of common stock for services                    10,000             65,000
      Non cash stock compensation expense                      20,000                 --
      Loss on retirement of equipment                          10,000              9,000
      Net change in operating assets and liabilities:
         Accounts receivable                                 (149,000)          (125,000)
         Inventories                                         (260,000)           (61,000)
         Other current assets                                 123,000           (476,000)
         Other assets                                           1,000            (20,000)
         Accounts payable                                     379,000             33,000
         Accrued payroll and related expenses                      --            133,000
         Deferred revenue                                     (53,000)           (62,000)
         Accrued liabilities                                  429,000            129,000
                                                       ----------------    ---------------

      Net cash used in operating activities                (2,961,000)        (4,776,000)
                                                       ----------------    ---------------

Cash flows from investing activities:
   Capital expenditures                                      (621,000)           (67,000)
   Maturities of short-term investments                            --          2,013,000
                                                       ----------------    ---------------

      Net cash (used in) provided by investing
         activities                                          (621,000)         1,946,000
                                                       ----------------    ---------------

Cash flows from financing activities:
   Payments on capital lease obligations and note
      payable                                                 (13,000)           (20,000)
   Exercise of stock options and warrants                   5,073,000             40,000
   Issuance of common stock                                 9,777,000          5,305,000
                                                       ----------------    ---------------

      Net cash provided by financing activities            14,837,000          5,325,000
                                                       ----------------    ---------------
Net increase in cash and cash equivalents                  11,255,000          2,495,000

Cash and cash equivalents at beginning of period            6,815,000          4,713,000
                                                       ----------------    ---------------
Cash and cash equivalents at end of period                $18,070,000         $7,208,000
                                                       ================    ===============

Supplemental non-cash flow information:
   Equipment acquired by note payable                              --            $36,000
                                                       ================    ===============

   Surrender of stock to exercise options                    $656,000                 --
                                                       ================    ===============


                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)

Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

The balance sheet at June 30, 2003, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Summary of Significant Accounting Policies

Segment

The Company operates in a single segment providing medical devices and disposables to hospitals and blood banks throughout the world which utilize the equipment to process blood components.

Revenues

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

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                 March 31, 2004
                                   (Unaudited)

Summary of Significant Accounting Policies (Cont'd)

Revenues from the sale of the Company's products are recognized upon transfer of title. The Company generally ships products F.O.B. shipping point at its office. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars and are generally sold through distributors. There is no right of return provided for distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue on the sell-in method with its distributors. Shipping and handling fees billed to customers are included in product and other revenues, while the related costs are included in cost of product and other revenues. Service revenue which is included in net revenues, generated from contracts for providing maintenance of equipment is amortized over the life of the agreement. All other service revenue is recognized at the time the service is completed. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.

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

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                 March 31, 2004
                                   (Unaudited)

Inventories

Inventories consisted of the following at:

                                         March 31, 2004          June 30, 2003
                                  ----------------------    -------------------
 Raw materials                               $1,480,000             $1,612,000
 Work in process                                610,000                382,000
 Finished goods                                 820,000                656,000
                                  ----------------------    -------------------

                                             $2,910,000             $2,650,000
                                  ======================    ===================

At March 31, 2004, the Company carried an inventory reserve of $484,000 of which approximately $300,000 related to the CryoSeal inventory products which is based on inventory levels in excess of current demand for the product.

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

Changes in the Company's product liability during the period are as follows:

                Balance at July 1, 2003                            $193,000
                Warranties issued during the period                 177,000
                Settlements made during the period                  (94,000)
                Changes in liability for pre-existing
                   warranties during the period,
                   including expirations                             20,000
                                                              ---------------
                Balance at March 31, 2004                          $296,000
                                                              ===============

Stockholders' Equity

The Company completed a private financing on March 26, 2004, in which it received $9,777,000 net of expenses. The proceeds from the offering were received from the sale of 2,660,000 shares of common stock.

Stock-Based Compensation

The Company has adopted the disclosure provision for stock-based compensation of SFAS No. 123, "Accounting for Stock-Based Compensation", but continues to account for such items using the intrinsic value method as outlined under accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                 March 31, 2004
                                   (Unaudited)

Stock Based-Compensation (Cont'd)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The Company's pro forma information is as follows:


                                         Three Months Ended             Nine Months Ended
                                              March 31,                     March 31,
                                         2004           2003           2004           2003
                                      -----------    -----------    ------------   ------------
Net loss, as reported                 ($1,218,000)   ($1,666,000)   ($3,680,000)   ($4,612,000)
Add:  stock-based employee
   compensation expense included in
   reported net loss, net of
   related tax effects                         --             --              --             --
Deduct:  total stock-based employee
   compensation expense determined
   under fair value method for all
   awards, net of related tax effects    (119,000)      (457,000)      (381,000)      (860,000)
                                      -----------    -----------    ------------   ------------
Pro forma net loss                    ($1,337,000)   ($2,123,000)   ($4,061,000)   ($5,472,000)
                                      ===========    ===========    ============   ============

Basic and diluted net loss per share
    As reported                          ($0.03)        ($0.05)         ($0.09)        ($0.13)
    Pro Forma                            ($0.03)        ($0.06)         ($0.10)        ($0.15)


Related Party Transactions

During the second quarter of fiscal 2004, the Company entered into an agreement with Mediware Information Systems, Inc. (Mediware) to explore technical and market requirements and terms and conditions for the joint development and marketing of the industry's first fully integrated system to make personalized cell therapy safer and more accessible. The Company had no expenses or revenues associated with this agreement during the third quarter of fiscal 2004. The Company's Chief Executive Officer is on the Board of Directors of Mediware and Mediware's Chief Executive Officer is on the Board of Directors of the Company.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
           for the Three and Nine Months Ended March 31, 2004 and 2003

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

Introduction

The Company designs and manufactures medical devices and disposables used for the distributed manufacturing of biologic products such as concentrated stem cells from umbilical cord blood, fibrin sealant and thrombin from blood plasma and other related blood products. Initially the Company developed its ThermoLine(TM) products for ultra rapid freezing and thawing of blood components, which the Company distributes to blood banks and hospitals. After extensive research and development, two new technology platforms (the BioArchive System and the CryoSeal System) have evolved products which provide new biologic products to patients in need. We believe our future continued growth will be predicated at large by the developing increased therapeutic benefits and the corresponding market acceptance of our newer products. We believe that our continuing research and development efforts are also a key to maintaining our market share and future growth of our market share where our products are sold and utilized.

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

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2004 and 2003 (Cont'd)

Item 2. Managements Discussion & Analysis of Financial Condition and Results of Operations (Cont'd)

Introduction (Cont'd)

Prior to the development and market launch of our BioArchive and CryoSeal technology, our revenue was derived principally from the sale of our blood plasma freezers and thawers. With the launch of our BioArchive System, we have realized significant revenue increases due to the sale of that equipment and more recently increases in revenue due to the recurring sale of disposables used in the BioArchive that is commensurate with an ever increasing installed base of BioArchive Systems worldwide. We anticipate similar revenue increases from disposable sales related to the CryoSeal System when the installed base of units increases, however there is no assurance that this will occur.

Our BioArchive Systems and related products are purchased predominantly by specialized cord blood stem cell banks. The sales in prior years were dependent on start up and funding costs associated with new stem cell banks as the science evolved. In more recent periods governmental funding and involvement, as well as more recognized therapeutic benefits from this stem cell treatment, have shortened the sales cycle and appears to be increasing demand. Consistent with the perception that governmental backing and funding will accelerate the demand for the products, the Company has incurred expenses to promote federal financing to increase the inventory of high quality cord blood units manufactured by a network of FDA-approved cord blood banks. Although legislation appropriating $10 million passed in January 2004 and additional authorizing legislation is pending, there is no certainty that the authorizing legislation will ultimately pass or that if it passes, it will result in a corresponding increase in our revenues due to cord blood banks who receive the funds deciding to purchase our BioArchive System.

Our CryoSeal System is still in U.S. clinical trials, and sales in the U.S. are limited pending completion of the trial and the required FDA approval following pre-market application ("PMA") submission. The Company has received CE approval for the system enabling its sale and use in Europe, although sales into individual countries under cost reimbursement structures often requires some supporting clinical usage. We have, through our distribution partner in Europe, undertaken many of those clinical studies and, upon completion, will pursue a more aggressive marketing plan. In Japan, our distributor, Asahi Medical Co. Ltd., has recently completed enrollment in their pivotal clinical trials and is expected to file their PMA soon. In Canada, field trials are underway to provide a cost justification for federal reimbursement to hospitals that use the
product.  In  Brazil,   field  trials  have  begun  to  establish  training  and
demonstration with selected customers. Several similar field trials are at various stages throughout Europe.

A significant focus during the past year has been on decreasing manufacturing costs and overhead to drive operations towards profitability, while also pursuing required improvements in our operations required for compliance with new regulatory pronouncements, including the Sarbanes-Oxley Act and FDA Quality System Regulations.

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying financial statements.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2004 and 2003 (Cont'd)

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its judgments and estimates, including those related to revenue recognition, bad debts, inventories, warranties, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2004 and 2003 (Cont'd)

Critical Accounting Policies (Cont'd)

Inventories Reserve:
The Company plans inventory procurement and production based on orders received, forecasted demand and supplier requirements. The Company writes down its inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and its net realizable value based upon estimates about future demand from our customers and distributors and market conditions. Because some of the Company's products are highly dependent on government and third-party funding, current customer use and validation, and completion of regulatory and field trials, there is a risk that we will forecast incorrectly and purchase or produce excess inventory. As a result, actual demand may differ from forecasts, and such a difference may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory. This inventory risk may be further compounded for the CryoSeal family of products because they are at initial market introduction and market acceptance will depend upon the customer accepting the products as clinically useful, reliable, accurate and cost effective compared to existing and future products and completion of required clinical or field acceptance trials.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2004 as Compared to the Three Months Ended March 31, 2003

Net Revenues:
Revenues for the three months ended March 31, 2004 were $3,367,000 compared to $2,886,000 for the fiscal 2003 period, an increase of $481,000 or 17%. Revenues generated by the BioArchive product line were $2,188,000 for the three months ended March 31, 2004, compared to $1,654,000 for the corresponding fiscal 2003 period, an increase of $534,000 or 32%. The increase was primarily generated from sales of BioArchive devices, eight for the quarter ended March 31, 2004 versus six for the corresponding fiscal 2003 period. The increase in device revenue is primarily due to the infusion of government funding for public cord blood banking in Japan and the expansion of cord blood-based programs that have provided an increased demand for our technology which resulted in product sales into new countries, Scotland and Turkey. Revenues generated by the CryoSeal product line for the three months ended March 31, 2004 were $29,000 versus $191,000 for the corresponding fiscal 2003 period. The decrease in revenues is primarily due to slow demand from our distributor in Europe who underwent a significant internal reorganization earlier this year.

The following represents the Company's cumulative BioArchive devices sold into the following countries:

                                                 March 31,
                                             2004        2003
                                           --------    --------
                 United States                18          14
                 Asia                         34          26
                 Europe                       22          14
                 Rest of World                10           5
                                           --------    --------
                                              84          59
                                           ========    ========

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      For the Three and Nine Months Ended March 31, 2004 and 2003 (Cont'd)

Results of Operations (Cont'd)

Cost of Revenues:
Cost of revenues as a percent of revenues was 65% for the three months ended March 31, 2004, as compared to 82% for the corresponding fiscal 2003 period. The cost of revenues percentage decreased primarily due to an increase in average selling prices ("ASP") of the BioArchive device and ThermoLine freezers, the volume increase of the BioArchive product line and an increase in royalties received during the quarter. The ASP for the BioArchive device increased 8% and the ThermoLine freezers ASP increased 35% for the quarter ended March 31, 2004 versus the quarter ended March 31, 2003. The increase in the ASPs increased gross margin by approximately $170,000. Management expects the current pricing for the BioArchive device to remain consistent with gradual increases in the future. The freezer's ASP is heavily dependant on the mix of devices sold domestically versus internationally, volume discounts and the demand for devices not included on our current product list. The products in the BioArchive product line have a higher gross profit margin than the other product lines, ranging from 40% to 50% for devices and generally 50% to 60% for disposables. The amount of BioArchive product line revenues as a percent of total Company revenues increased 8% for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 which attributed approximately $120,000 to the increase in gross margin. The Company received $57,000 in royalties from Air Water, the distributor of the BioArchive system in Japan, for the sales of mini BioArchive systems. Management does not expect to receive any additional royalties from sales of the mini BioArchive for the remainder of the fiscal year.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $1,341,000 for the three months ended March 31, 2004 compared to $1,386,000 for the fiscal 2003 period, a decrease of $45,000 or 3%. The decrease is primarily due to professional fees paid during the quarter ended March 31, 2003 to promote federal financing of a National Cord Blood Stem Cell Bank Network. The initial $10 million appropriation was passed by Congress in January 2004. The Company is still supporting this effort, but at a lower run rate than previous periods.

Research and Development Expenses:
Research and development expenses for the three months ended March 31, 2004 were $1,057,000 compared to $795,000 for the corresponding fiscal 2003 period, an increase of $262,000 or 33%. The increase in research and development is due to the costs associated with new product development, primarily the "Smart" automated cell selection device and proprietary disposable. The costs associated with the CryoSeal FS human clinical trials increased to $410,000 from $396,000.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      For the Three and Nine Months Ended March 31, 2004 and 2003 (Cont'd)

Results of Operations (Cont'd)

Results of Operations for the Nine Months Ended March 31, 2004 as Compared to the Nine Months Ended March 31, 2003

Net Revenues:
Revenues for the nine months ended March 31, 2004 were $8,010,000 compared to $7,289,000 for the fiscal 2003 period, an increase of $721,000 or 10%. BioArchive revenues were $5,189,000 for the nine months ended March 31, 2004, compared to $3,632,000 for the corresponding fiscal 2003 period, an increase of $1,557,000 or 43%. The Company sold 18 devices in the nine months ended March 31, 2004 versus 11 in the nine months ended March 31, 2003. The increase is due to the infusion of government funding in Japan and Moscow and the growth of private cord blood banking in Asia. Revenues generated by the CryoSeal product line for the nine months ended March 31, 2004 were $239,000 versus $554,000 for the nine months ended March 31, 2003. The decrease is due to the sales of four CryoSeal devices and the related disposables during the first quarter of fiscal 2003, to our distributor in Japan to initiate clinical trials. Also, we are experiencing lower than expected sales in Europe as our field clinical studies to earn reimbursement from government health programs are not completed. We are working to accelerate completion of the clinical studies to improve their sales penetration.

Cost of Revenues:
Cost of revenues as a percent of revenues was 68% for the nine months ended March 31, 2004, as compared to 82% for the corresponding fiscal 2003 period. The primary drivers behind the cost of revenues percentage decrease were the cost reduction programs that were implemented in the fourth quarter of fiscal 2003, an increase in ASPs of the BioArchive device and ThermoLine freezers and the volume increase of the BioArchive product line. The cost reduction programs included reducing manufacturing overhead costs and consolidating operations into one facility. The programs resulted in a $450,000 decrease in the manufacturing overhead pool for the nine months ended March 31, 2004. The ASP for the BioArchive device increased 5% and the ThermoLine freezers ASP increased 35% for the nine months ended March 31, 2004 versus the nine months ended March 31, 2003. The increase in the ASPs increased gross margin by approximately $260,000. The products in the BioArchive product line have a higher gross profit margin than the other product lines, ranging from 30% to greater than 50%. The amount of BioArchive product line revenues as a percent of total Company revenues increased 15% for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      For the Three and Nine Months Ended March 31, 2004 and 2003 (Cont'd)

Results of Operations (Cont'd)

Results of Operations for the Nine Months Ended March 31, 2004 as Compared to the Nine Months Ended March 31, 2003 (Cont'd)

Selling, General and Administrative Expenses:
Selling, general and administrative expenses remained relatively consistent year to year, increasing only $7,000. The increase in professional and consulting fees associated with Sarbanes-Oxley was offset by a decrease in professional fees from the comparable prior year period paid in connection with the executive search for a new chief operating officer and to promote federal financing of a National Cord Blood Stem Cell Bank Network.

Research and Development Expenses:
Research and development expenses for the nine months ended March 31, 2004 were $2,504,000 compared to $2,183,000 for the corresponding fiscal 2003 period, an increase of $321,000 or 15%. The increase in research and development is due to the costs associated with new product development, primarily the "Smart" automated cell selection device and proprietary disposable.

Liquidity and Capital Resources

At March 31, 2004, the Company had a cash balance of $18,070,000 and working capital of $20,908,000. This compares to a cash balance of $6,815,000 and working capital of $10,126,000 at June 30, 2003. The Company raised net proceeds of $9.8 million through the private placement of common stock in March 2004. There was $5.1 million of cash generated from the exercise of stock options and warrants during the nine months ended March 31, 2004. This was offset by the funding of operations and other cash needs of the Company. In addition to product revenues, the Company has primarily financed its operations through the private placement of equity securities. Since its inception, the Company has raised approximately $71.6 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of March 31, 2004, the Company has no off-balance sheet arrangements.

Net cash used in operating activities for the nine months ended March 31, 2004 was $2,961,000, primarily due to the net loss of $3,680,000. Inventories utilized $260,000 of cash as a result of building up BioArchive and ThermoLine subassemblies and devices to continue the Company's revenue growth and maintain a consistent manufacturing workflow throughout the quarter. Accrued liabilities provided $429,000 in cash through accruals for warranty reserves due to the increase in product sales and direct expenses associated with the private placement that occurred in March. Expenditures for capital assets utilized $621,000 of cash. The majority of the capital assets consisted of leasehold improvements, furniture, phone and security systems as a result of moving to a consolidated facility in the first quarter of fiscal 2004.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      For the Three and Nine Months Ended March 31, 2004 and 2003 (Cont'd)

Liquidity and Capital Resources (Cont'd)

The report of independent auditors on the Company's June 30, 2003 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes due to the completed equity financing and the proceeds from the exercise of options and warrants that it has adequate cash reserves and has developed a viable operating plan to continue as a going concern through the end of fiscal year 2005. The plan includes the realization of revenues from the commercialization of new products and the management of certain operating expenses as required. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

At March 31, 2004, the Company had $2.5 million outstanding in cancelable orders to purchase inventory, supplies and services for use in normal business operations and no significant outstanding capital commitments. Additionally, the Company has a contract with an OEM vendor to purchase $8.7 million of inventory through fiscal 2009. There have been no purchases under this contract to date.

Backlog

The Company's cancelable backlog at March 31, 2004 was $1.5 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. The Company has no long-term debt or investments and therefore is not subject to interest rate risk. The Company expects that these conditions will continue for the foreseeable future.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely fashion to material information required to be disclosed by us in reports that we file or submit under the Exchange Act.

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

Item 2.   Changes in Securities and Use of Proceeds.

          On March 26, 2004, pursuant to a private placement with certain institutional investors and holders of Series A Preferred with participation rights ("the Offering") the Company sold 2,660,000 shares of common stock at $4.00 per share, for gross proceeds of approximately $10.6 million, before deducting expenses in the Offering. The Company will use the net proceeds from the Offering for working capital and implementation of operational plans. The Offering was made in reliance on the exemptions under Sections 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the Securities and Exchange Commission, and comparable exemptions for sales under state securities laws. Pursuant to the terms of the Offering, the Company registered the shares of common stock issued for resale by the investors.

Item 3.   Default Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.
          None.

Item 6.   Exhibits and Reports on Form 8-K.
          (a)  Exhibits

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

          (b)  Reports on Form 8-K

               A report on Form 8-K for the event dated March 10, 2004 was filed on March 10, 2004 announcing the closing of the Offering. A report on Form 8-K for the event dated February 13, 2004 was filed on February 18, 2004 announcing the Company's second quarter results.

                               THERMOGENESIS CORP.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THERMOGENESIS CORP.
                                  (Registrant)


Date  May 12, 2004

                                    s/Philip H. Coelho
                                    -------------------------------
                                    Philip H. Coelho
                                    Chief Executive Officer
                                    (Principal Executive Officer)




                                    s/Renee M. Ruecker
                                    -------------------------------
                                    Renee M. Ruecker
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)