Form 10-K
period 2004-06-30
THERMOGENESIS CORP
filed 2004-09-13
CIK 811212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended: June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

The aggregate market value of the common stock held by non-affiliates as of December 31, 2003 (the last trading day of the second fiscal quarter) was $213,876,725, based on the closing sale price on such day.

As of August 20, 2004, 44,843,919 shares of the Registrant's Common Stock were outstanding.

Documents  incorporated  by  reference:   Portions  of  the  registrant's  proxy
statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------
Part I
ITEM 1.       Business......................................................3
              (A) Overview of Business......................................3
              (B) Clinical Summary Status...................................4
              (C) Competition...............................................7
              (D) Research and Development..................................8
              (E) Description of Device Manufacturing.......................8
              (F) Government Regulation....................................10
              (G) Patents and Proprietary Rights...........................11
              (H) Factors Affecting Future Results.........................13
              (I) Licenses and Distribution Rights.........................17
              (J) Employees................................................19

ITEM 2.       Properties...................................................19
ITEM 3.       Legal Proceedings............................................19
ITEM 4.       Submission of Matters to a Vote of Security Holders..........19

Part II
ITEM 5.       Market for the Registrant's Common Stock and Related
                  Stockholder Matters......................................20
ITEM 6.       Selected Financial Data......................................21
ITEM 7.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................22
              (a) Overview.................................................22
              (b) Results of Operations....................................25
              (c) Liquidity and Capital Resources..........................28
ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk...30
ITEM 8.       Financial Statements and Supplementary Data..................31
ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................56
ITEM 9A.      Other Information............................................56
ITEM 9B       Controls and Procedures......................................56

Part III
ITEM 10.      Directors and Executive Officers of the Registrant...........56
ITEM 11.      Executive Compensation.......................................56
ITEM 12.      Security Ownership of Certain Beneficial Owners and
                  Management...............................................56
ITEM 13.      Certain Relationships and Related Transactions...............56
ITEM 14.      Principal Accountant Fees and Services.......................56

Part IV
ITEM 15.      Exhibits and Financial Statement Schedules...................57
              (A) Financial Statements.....................................57
              (B) Exhibits.................................................58

                                     PART I

ITEM 1.       BUSINESS
              --------

(A)      Overview of Business
         --------------------

ThermoGenesis Corp. ("the Company", "we", "our") incorporated in Delaware in July 1986, designs, manufactures and distributes blood processing systems---CryoSeal(R) Fibrin Sealant ("FS") System and BioArchive(R) System and their companion products--- that enable the manufacture of surgical sealants or cell therapy drugs from donor blood. These "enabling technologies" are sold into two distinct markets: Blood Processing and Hospital/Wound Care centers. Both the CryoSeal and BioArchive systems consist of an automated blood processing device, and dedicated sterile single-use disposables that our customers use to manufacture surgical sealant and cell therapy products sourced from single units of blood. These products include hematopoietic stem cells from placental/cord blood for bone marrow rescue transplants and blood derived proteins and wound healing growth factors that provide surgeons with a means of arresting bleeding and/or bonding excised tissue together thereby initiating cellularFrepair of the excised tissues. These growth factors are also reported to accelerate the healing of damaged bones and chronic dermal wounds. Initially, the Company developed its ThermoLine products for ultra rapid freezing and thawing of blood components.

The Company markets and sells its products through both a direct sales force and independent distributors. The principal geographic markets are the United States, Europe, Japan and Asia-Pacific. The Company also sells its products in Canada and Latin America.

Blood Processing
----------------

The Company produces the BioArchive System and Accessories, the ThermoLineTM Ultra-Rapid Plasma Thawers and Ultra-Rapid Plasma Freezers.

The BioArchive System is a robotic liquid Nitrogen Storage System with integrated controlled rate freezers. The BioArchive technology enables the processing, cryopreservation and archiving of single unit of donor cell specimens in liquid nitrogen (-196 degree centigrade) without harmful transient warming events by eliminating manual transfer of samples from the controlled rate freezer to the quarantined freezer and to storage freezers. The robotic storage and retrieval reduces losses of cell viability, provides consistent handling and eliminates misplacement of samples.

The BioArchive Accessories and Disposables include overwrap bags, sealers, expressors, a manual retrieval device, canisters, processing bags and freezing bags. The 25 ml freezer bag provides consistent sample geometry (shape, size, volume) and repeatable freeze characteristics for each unit for traceable freeze process.

The BioArchive System, Accessories and Disposables are sold to both Public and Private Cord Blood Banks.

The ThermoLine Ultra-Rapid Plasma Thawers are used for thawing stored RBC (red blood cells) or FFP (fresh frozen plasma) before their transfusion. A process of rapid homogenous thawing of frozen plasma or red blood cells is desirable so that emergency transfusions can be quickly administrated. The sealed system (membrane thawer pockets) allows the hospital blood bank to thaw frozen blood plasma in approximately twelve minutes with substantially reduced maintenance requirements and with reduced airborne contaminants.

The Ultra-Rapid Plasma Freezers optimize plasma freezing through unique liquid heat transfer and uniform freezing technologies. The snap-seal membrane pockets accommodate plasma bags of various sizes and reduce possibility of contamination. Conventional freezing systems rely on air blast freezing; however, this method requires a considerable length of time to thoroughly freeze a unit of FFP.

The market for Ultra Rapid Plasma Freezers is concentrated within the blood banks, blood transfusion centers, and plasma collection centers around the world. Another category of customer is the facilities where plasma fractionators collect blood plasma from paid donors. These customers require large, high-capacity freezers.

Hospital/Wound Care
-------------------

The Company produces the CryoSeal FS System and a Thrombin Processing Device for the Hospital/Wound Care Market.

Fibrin sealants are a type of protein gel used by surgeons as hemostatic agents (material used to control or stop bleeding) or to glue tissue together during surgery. While sutures and staples will bring tissue edges together very effectively, they do not have inherent sealing and clotting activity or certain growth factors which induce the regeneration of damaged tissue.

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

The CryoSeal FS System simultaneously produces fibrin sealant components, fibrinogen-rich cryoprecipitate and thrombin, from a single unit of autologous plasma in about 1 hour. The system is convenient and easy to use with minimized "hands-on" time through system automation. The CryoSeal ("CS-1") device displays step-by-step instructions. The system allows creating customized fibrin sealant kits depending on the volume required. Each kit may contain up to 6 ml of fibrin sealant.

CryoSeal FS components are prepared in a closed system from autologous plasma, eliminating the risks associated with pooled plasma products. CryoSeal FS is 100% human and contains no bovine or animal components and no synthetics (gluteraldehyde, cyanoacrylate).

CryoSeal FS has CE Mark approval and is available in Europe, Latin America and Canada. In the US, the Company is completing its Food and Drug Administration ("FDA") Phase III clinical trial utilizing CryoSeal sealant to achieve hemostasis after liver resection surgery.

The Thrombin Processing Device is available as part of the CryoSeal FS system. It is a unique, sterile single use disposable, which can produce approximately 8 ml of activated thrombin from a 10 ml aliquot of the patient's blood. The Thrombin Processing Device is also available as a stand alone product for spinal surgery and is sold to Interpore Cross for distribution in Europe.

(B)      CLINICAL SUMMARY STATUS
         -----------------------

Other than initial filing of applications and final agency approval of such applications, the Company does not comment on the day-to-day details of ongoing clinical activities.

     CryoSeal FS System:
     -------------------

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

     (6) As of June 30, 2004, the Company was continuing to enroll patients into our Phase III clinical study at multiple US teaching hospitals.

     Non-US Clinical Studies
     -----------------------

     (1) Bellaria-Maggiore Hospital in Bologna, conducted a study titled, "Production and Use of Fibrin Glue at Blood Transfusion Service of Bellaria-Maggiore Hosptial Bologna". The authors report on a retrospective controlled evaluation of the efficacy and safety of autologous CryoSeal FS Fibrin Sealant. The thirty (30) patients receiving CryoSeal FS had a significantly lower number of blood units transfused and were significantly less anemic at discharge. In addition, the evaluation shows shorter hospital stay in the group receiving CryoSeal FS.

     (2) St. Michael's Hospital, University of Toronto Canada compared the influence of allogeneic units transfused of pre-operative autologous donation ("PAD"), and usage of CryoSeal FS. There were 21 patients included in the study. They found that using PAD and CryoSeal compared with using only PAD decreased the usage of allogeneic blood from 2.5 units to 1.25 units/transfused patient.

     (3) Mercuriali et al., study titled, "Efficacy of 'Home-Made' Fibrin Glue in Reducing Bleeding in Liver Resections", reported a comparison of using CryoSeal FS and commercial fibrin sealant on patients undergoing liver resections. The results show that using CryoSeal FS gives similar outcomes compared with Tissucol from Baxter. There were 30 patints included in the study.

     (4) Ottawa Civic Hospital is conducting a randomized trial to evaluate hemostasis in surgical procedures for ear, nose and throat using the CryoSeal FS System. The study involves one-hundred (100) patients and is on-going.

     (5) Asahi Medical Ltd. has completed the CryoSeal FS study in Japan. The study evaluated the hemostatic ability of the CryoSeal Fibrin Sealant during multiple surgical procedures. Submission to the Japanese Ministry of Health is expected in early FY2005. There were 70 patients included in the study.

 (C) Competition
     -----------

     Blood Processing
     ----------------

        o      Cord Blood Banking and Cell Therapy
               -----------------------------------

               The  competition  is  limited  to   manufacturers  of  individual
               cryogenic components (dewars, controlled rate freezers, etc.) of conventional systems, such as Taylor Wharton and MVE.

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


        o      Freezers:  North American Competitors
               -------------------------------------
               In North America, the three major manufacturers of Plasma Freezers are the Company, SPX/SGA Division and Forma Scientific. ThermoGenesis Corp. utilizes a liquid heat transfer freezing method while Forma Scientific and SPX use an air blast freezing method.

               Thawers:  North American Competitors
               ------------------------------------

               In North America, the major manufacturers of Plasma Thawers are the Company, Helmer, Cytotherm and Genesis.

     Hospital/Wound Care Market
     --------------------------

        o      Commercial Fibrin Sealants
               --------------------------

               The Company is aware of five  companies  which have  developed or
               are  developing   commercial  fibrin  glues:  Baxter,   Hemacure,
               Aventis, Vivolution and Omrix Pharmaceuticals ("Omrix").

               To date, only Baxter, Hemacure, and Omrix have received FDA approval to market their products in the US.

               The main competitor is Baxter, which markets Tisseel/Tissucol in the US and in Europe.

               Aventis markets Beriplast in Europe and Japan and is the largest manufacturer of fibrin sealant outside the US. Beriplast is not available in the US.

        o      Thrombin Processing Devices ("TPD")
               -----------------------------------

               The only competition for the ThermoGenesis TPD in the U.S. is bovine thrombin.

               In Europe, two companies e.g., Medtronic, Harvest Technologies offer a thrombin processing device which integrated in their platelet gel systems.

               Dideco has released the Activat device in Europe, which produces autologous thrombin.

(D)  Research and Development
     ------------------------

     The Company is focused on the development of new product line extensions and on improvements to existing products. The future research and development activities of the Company will be devoted to the completion of the CryoSeal System's human clinical trial for the control of bleeding during liver resectioning surgery, and additional products or significant upgrades to existing products associated with the BioArchive and CryoSeal product platforms. Research and Development expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of new products and processes and to maintain the highest quality standards with respect to existing products. The Company's research and development expenses were $3,472,000 or 30% of net revenues in 2004, $2,937,000 or 29% of net revenues in 2003 and $2,283,000 or 24% of net revenues in 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(E)  Description of Device Manufacturing
     -----------------------------------

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

          Disposables Manufacturing- The Company utilizes contract manufacturers with FDA registered facilities that we believe have the technical capability and production capacity to manufacture our CryoSeal and BioArchive disposables. However, there are two disposables that we manufacture in house.

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

We, as well as any  contract  manufacturers  of our  products,  are  subject  to inspections by the FDA and other regulatory agencies for compliance with applicable good manufacturing practices, codified in the Quality System Regulation ("QSR's"), which include requirements relating to manufacturing conditions, extensive testing, control documentation and other quality assurance procedures. Our facilities have undergone an ISO 9001 and ISO 13485 and Medical Device Directives ("MDD") inspection, in preparation for obtaining a CE Mark on our products, in addition to an FDA and State Food and Drug inspections. Failure to obtain or maintain necessary regulatory approval to market our products would have a material adverse impact on our business. See "Factors Affecting Operating Results."

(F)  Government Regulation
     ---------------------

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

o Submission and approval of an Investigational Device Exemption (IDE) application;

o Human clinical trials to establish the safety and efficacy of the medical device for the intended indication; and

o    Submission and approval of a Pre-Market Application ("PMA") to the FDA.

Pre-clinical tests include laboratory evaluation of product chemistry/biochemistry and animal studies to assess the potential safety of the product. Safety testing includes tests such as biocompatibility, package integrity and stability. Pre-clinical tests must be performed by laboratories that comply with the FDA's Good Laboratory Practices ("GLP's") regulations. The results of the pre-clinical tests are submitted to the FDA as part of an IDE application and are reviewed by the FDA before human clinical trials can begin. Human clinical trials begin when IDE approval is granted.

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

Medical device clinical trials are typically conducted as a phase III clinical trial. A safety pilot trial may be performed prior to initiating the phase III clinical trial to determine the safety of the product for specific targeted indications to determine dosage tolerance, optimal dosage and means of application and to identify possible adverse effects and safety risks. Phase III trials are undertaken to confirm the clinical efficacy and safety of the product within an expanded patient population at geographically dispersed clinical study sites. The FDA, the clinical trial sponsor, the investigators or the IRB may suspend clinical trials at any time if any one of them believes that study participants are being exposed to an unacceptable health risk.

The results of product development, pre-clinical studies and clinical studies are submitted to the FDA as a PMA for approval of the marketing and commercial shipment of the medical device in the United States. The FDA may deny a PMA if applicable regulatory criteria are not satisfied or may require additional clinical testing. Even if the appropriate data is submitted, the FDA may ultimately decide the PMA does not satisfy the criteria for approval. Product approvals, once obtained, may be withdrawn if compliance with regulatory standards are not maintained or if safety concerns arise after the product reaches the market. The FDA may require post-marketing testing and surveillance programs to monitor the effect of the medical devices that have been commercialized and has the power to prevent or limit future marketing of the product based on the results of such programs.

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

(G)  Patents and Proprietary Rights
     ------------------------------

The Company believes that patent protection is important for products and potential segments of its current and proposed business. In the United States, the Company currently holds 20 patents, and has six (6) patents pending to protect the designs of products which the Company intends to market. There can be no assurance, however, as to the breadth or degree of protection afforded to the Company or the competitive advantage derived by the Company from current patents and future patents, if any. Although the Company believes that its patents and the Company's existing and proposed products do not infringe upon patents of other parties, it is possible that the Company's existing patent rights may be challenged and found invalid or found to violate proprietary rights of others. In the event any of the Company's products are challenged as infringing, the Company would be required to modify the design of its product, obtain a license or litigate the issue. There is no assurance that the Company would be able to finance costly patent litigation, or that it would be able to obtain licenses or modify its products in a timely manner. Failure to defend a patent infringement action or to obtain a license or implementation of modifications would have a material adverse effect on the Company's continued operations.

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

(H)  Factors Affecting Future Results
     --------------------------------

We Have Incurred Net Losses since Our Inception and Expect Losses to Continue. Except for net income of $11,246 for fiscal 1994, we have not been profitable since our inception. For the fiscal year ended June 30, 2004, we had a net loss of $4,777,000, and an accumulated deficit at June 30, 2004, of $59,490,000. We will continue to incur significant costs as we continue our efforts to develop and market our current systems and related applications. Although we are executing on our business plan to develop and market launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales.

We May Need to Raise Additional Capital in the Future to Fund Our Operations. We May be Unable to Raise Funds When Needed or on Acceptable Terms. During the year ended June 30, 2004, our operating activities used cash of $4,478,000 and our financing activities provided $15,124,000 in the same period. As of June 30, 2004, we had cash on hand of $16,612,000. Based on our cash balance, historical trends and future projections, we believe our current funds are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. However, if actual sales do not meet expectations, or marketing, production and clinical trial costs increase significantly, we may need to seek additional financing. Any additional equity financings may be dilutive to our existing stockholders.

We Have Limited Testing Data and Must Complete Further Testing Successfully in Order to Gain FDA Approval Required to Market our CryoSeal Fibrin Sealant System in the United States. The Company is conducting the pivotal trial of its CryoSeal FS System in the United States. While these studies provide a basis to achieve regulatory permission to promote these systems for some of the indications that management believes can be achieved, they do not provide a basis to achieve all of the indications. Further clinical studies must be performed. There can be no assurance that the clinical studies can be successfully completed within the Company's expected time frame and budget, or that the Company's products will prove effective in the required clinical trials. If the Company is unable to conclude successfully the clinical trials of its products in development, the Company's business, financial condition and results of operations could be adversely affected.

Our Failure to Develop New Products Will Adversely Affect Our Future Growth. Historically, substantially all of our sales have been from products related to freezing, thawing, and storing of blood plasma. Because we expect this segment of the blood plasma market to have limited growth potential, new products for the biotechnology market will have to be successfully developed and marketed for future growth. Recently, the BioArchive product line has been a significant contributor to our revenues. We are currently focused on increasing our BioArchive product line revenues and marketing novel blood processing systems such as the CryoSeal FS System for the automated production of autologous or allogeneic blood components used as fibrin sealants. Although the CryoSeal product uses technology related to our core competencies, it also represents a departure from our former core blood plasma business. Further, although we have had discussions with experts in areas of application for this product, it is still in its development and/or initial market phase. No assurance can be given that potential products can be successfully developed, and if developed, that a market will also develop for them.

Our Business is Heavily Regulated, Resulting in Increased Costs of Operations and Delays in Product Sales. Most of our products require FDA approval to sell in the U.S and will require clearance from comparable agencies to sell our products in foreign countries. These clearances may limit the U.S. or foreign market in which our products may be sold or circumscribe applications for U.S. or foreign markets in which our products may be sold. The majority of our products related to freezing blood components are currently exempt from the requirement to file a 510(k) pre-market application. These products are currently marketed and sold worldwide. Further, our products must be manufactured under principals of our quality system for continued CE Marking that allows our products to be marketed and sold in Europe, which are similar to the quality system regulations of both the FDA and California Department of Health. Failure to comply with those quality system requirements and regulations may subject the Company to delays in production while it corrects any deficiency found by either the FDA, the State of California or the Company's Notifying European Body during any audit of our quality system. With limited working capital and resources there is no assurance that we will not be found to be out of compliance, resulting in warning letters or even temporarily shut down in manufacturing while the non-conformances are rectified.

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

Competition in Our Industry is Intense and Will Likely Involve Companies with Greater Resources than We Have. We hope to develop a competitive advantage in the medical applications of our products, but there are many competitors that are substantially larger and who possess greater financial resources and personnel than we have. Our current principal market is the users of ultra-rapid blood plasma freezing and thawing equipment and cord blood banks. There are companies that sell freezers to the blood plasma freezing industry that are larger and possess greater financial and other resources than we do. The

CryoSeal System may face competition from major plasma fractionators that currently sell fibrin glue sourced from pooled plasma outside the U.S. With regard to the BioArchive System, numerous larger and better-financed medical device manufacturers may choose to enter this market as it develops.

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

A Significant Portion of our Sales is to Customers in Foreign Countries. We may Lose Revenues, Market Share, and Profits due to Exchange Rate Fluctuations and Other Factors related to our Foreign Business. In the year ended June 30, 2004, sales to customers in foreign countries comprised approximately 74% of our revenues. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.

The Preparation of our Financial Statements in Accordance with U.S. Generally Accepted Accounting Principles Requires Us to Make Estimates, Judgments, and Assumptions that may Ultimately Prove to be Incorrect. The accounting estimates and judgments that management must make in the ordinary course of business affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. If the underlying estimates are ultimately proven to be incorrect, subsequent adjustments could have a material adverse effect on our operating results for the period or periods in which the change is identified. Additionally, subsequent adjustments could require us to restate our financial statements. Restating financial statements could result in a material decline in the price of our stock.

(I)  Licenses and Distribution Rights
     --------------------------------

In January 2002, the Company entered into a five year OEM supply agreement with Interpore Cross International ("ICI") for a modified version of the Thrombin Activating Device ("TAD") for spinal surgery applications. In accordance with the agreement, ICI paid the Company $300,000 for worldwide license and distribution rights and development fees. The Company will be the exclusive manufacturer of the modified TAD, which will be used in conjunction with the ICI Autologous Growth Factors product.

In March 1997, the Company and New York Blood Center ("NYBC"), as licensors, entered into a license agreement with Pall Medical, a subsidiary of Pall Corporation, as Licensees through which Pall Medical became the exclusive world-wide manufacturer (excluding Japan) for a system of sterile, disposable containers developed by the Company and NYBC for the processing of hematopoietic stem cells sourced from placental cord blood ("PCB"). The system is designed to simplify and streamline the harvesting of stem cell rich blood from detached placental/cords and the concentration, cryopreservation (freezing) and transfusion of the PCB stem cells while maintaining the highest stem cell population and viability from each PCB donation. These units of PCB stem cells will be "banked" in frozen storage for hematopoietic reconstitution of patients afflicted with such diseases as aplastic anemia, hypoproliferative stem and progenitor cell disorders, leukemia, lymphomas and gaucher disease. In May of 1999, the Company and Pall Medical amended the original agreement, and the Company regained the rights to distribute the bag sets outside North America & Europe under the Company's name, and in May of 2000, the Company negotiated rights to directly co-market the bag sets in Europe in exchange for an additional royalty fee, while continuing to utilize Pall Europe's distribution centers.

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

(J)  Employees
     ---------

As of June 30, 2004, the Company had 72 employees, 15 of whom were engaged in research and new product development, regulatory affairs, clinical and scientific affairs, 28 in manufacturing and quality control, 17 in sales, marketing and service and 12 in finance and administration. The Company also utilizes temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage.

FINANCIAL INFORMATION ON FOREIGN SALES AND OPERATIONS
-----------------------------------------------------

During fiscal 2004, the Company entered into a contract with Kawasumi Laboratories Inc. ("KLI") to manufacture certain disposables for the CryoSeal product line. The manufacturing facility and company headquarters are located in Asia. For fiscal year 2004, foreign sales were $8,595,000 or 74% of net revenues. For fiscal year 2003, foreign sales were $6,162,000 or 60% of net revenues. For fiscal year 2002, foreign sales were $3,930,000, or 41% of net revenues.

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

ITEM 2.  PROPERTIES
         ----------

The Company leases one facility with approximately 28,000 square feet of space located in Rancho Cordova, California. Approximately 50% of the facility is devoted to warehouse space and manufacturing of products, including 500 square feet for a clean room. The other 50% is comprised of office space, a Biologics lab and a research and development lab. The lease expires in September, 2008. At fiscal year end, the Company did not own or lease any other facilities.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended June 30, 2004.

                                     PART II

ITEM 5.  MARKET  FOR  THE  REGISTRANT'S COMMON  STOCK  AND  RELATED  STOCKHOLDER
         MATTERS
         -------

The Company's common stock, $0.001 par value, is traded on the Nasdaq SmallCap Market under the symbol KOOL. The following table sets forth the range of high and low bid prices for the Company's common stock for the past two fiscal years as reported by Nasdaq. The ranges listed represent actual transactions, without adjustment for retail markups, markdowns or commissions, as reported by Nasdaq.

Fiscal 2004                         High       Low         Fiscal 2003                       High        Low
---------------------------------- -------- -----------    ------------------------------- ---------- ----------

First Quarter (Sep. 30)            $3.94    $2.36          First Quarter (Sep. 30)         $2.060     $1.450
Second Quarter (Dec. 31)           $5.75    $3.03          Second Quarter (Dec. 31)        $2.050     $1.100
Third Quarter (Mar. 31)            $6.78    $3.83          Third Quarter (Mar. 31)         $2.100     $1.500
Fourth Quarter (June 30)           $5.14    $3.91          Fourth Quarter (June 30)        $2.929     $1.910

The Company has not paid cash dividends on its common stock and does not intend to pay a cash dividend in the foreseeable future. There were approximately 456 stockholders of record on June 30, 2004 (not including street name holders).

The following table provides information for all of the Company's equity compensation plans and individual compensation arrangements in effect as of June 30, 2004:

------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan Category                   Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                                                                             (excluding securities
                                                                                              reflected in column
                                                                                                     (a))

                                            (a)                          (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by securities holders           1,834,077                        $1.97                    1,536,351
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not               25,000                        $1.57                           --
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Total                                    1,859,077                                                 1,536,351
----------------------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                ThermoGenesis Corp.
                                    Five-Year Review of Selected Financial Data

                                                              Year Ended June 30,
Summary of Operations                        2004         2003        2002         2001        2000
-------------------------------------    -----------  -----------  ----------   ----------  ----------
Net revenues                             $11,646,000  $10,187,000  $9,549,000   $5,792,000  $4,211,000

Cost of revenues                          (7,844,000)  (7,900,000) (7,558,000)  (5,012,000) (4,246,000)
                                         -----------   ----------  ----------   ----------  ----------

Gross profit (loss)                        3,802,000    2,287,000   1,991,000      780,000     (35,000)

Selling, general and
   administration                         (5,174,000)  (5,014,000) (4,843,000)  (3,889,000) (4,195,000)
Research and development                  (3,472,000)  (2,937,000) (2,283,000)  (1,782,000) (1,624,000)
Interest and other income                     90,000       74,000     110,000      130,000      77,000
Interest and other expense                   (23,000)     (13,000)    (13,000)  (1,110,000)    (41,000)
                                         -----------   ----------  ----------   ----------  ----------
Net loss before cumulative effect
   of accounting change under
   SAB 101                                (4,777,000)  (5,603,000) (5,038,000)  (5,871,000) (5,818,000)
Cumulative effect of accounting
   change under SAB 101                           --           --          --     (282,000)         --
                                         -----------   ----------  ----------   ----------  ----------
Net loss                                 ($4,777,000) ($5,603,000)($5,038,000) ($6,153,000)($5,818,000)
                                         ===========   ==========  ==========   ==========  ==========
Per share data:
Net loss before preferred stock
   dividend or discount and
   cumulative effect of
   accounting change under
   EITF 00-27                            ($4,777,000) ($5,603,000)($5,038,000) ($6,153,000)($5,818,000)
Preferred stock dividend or
   discount                                       --           --          --     (100,000)   (905,000)
Cumulative effect of accounting
   change under EITF 00-27                        --           --          --     (580,000)         --
                                         -----------   -----------  ---------   ----------  ----------
Net loss to common stockholders          ($4,777,000) ($5,603,000)($5,038,000) ($6,833,000)($6,723,000)
                                         ===========   ===========  =========   ==========  ==========
Basic and diluted net loss per
   share before cumulative effect
   of accounting changes                      ($0.11)      ($0.15)     ($0.15)      ($0.22)     ($0.30)
Cumulative effect of accounting
   change under SAB 101                           --           --          --        (0.01)         --
Cumulative effect of accounting
   change under EITF 00-27                        --           --          --        (0.02)         --
                                         -----------   -----------  ---------   ----------  ----------
Basic and diluted net loss per
   common share                               ($0.11)      ($0.15)     ($0.15)      ($0.25)     ($0.30)
                                         ===========   ===========  =========   ==========  ==========
Pro Forma amounts assuming
   the accounting change under
   SAB 101 is applied
   retroactively:
  Net loss to common
    stockholders                         ($4,777,000) ($5,603,000)($5,038,000) ($6,551,000)($6,299,000)
                                         ===========   ===========  =========   ==========  ==========
  Basic and diluted net loss
    per share                                 ($0.11)      ($0.15)     ($0.15)      ($0.24)     ($0.28)
                                         ===========   ===========  =========   ==========  ==========


                                                                              As Of June 30,
                                         ------------------------------------------------------------------------------------------
Balance Sheet Data                            2004             2003               2002              2001               2000
-------------------------------------    ---------------   --------------   ---------------  ---------------     --------------

Cash and short term investments             $16,612,000       $6,815,000        $6,726,000       $5,366,000         $2,550,000

Working capital                             $19,798,000      $10,365,000        $9,631,000       $7,098,000         $4,613,000

Total assets                                $24,114,000      $12,791,000       $12,239,000       $9,553,000         $6,735,000

Total liabilities                            $3,146,000       $2,217,000        $2,046,000       $1,621,000         $1,043,000

Total stockholders' equity                  $20,968,000      $10,574,000       $10,193,000       $7,932,000         $5,692,000

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -------------

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

(a) Overview
    --------

The Company designs and manufactures medical devices and disposables used for the distributed manufacturing of biologic products such as concentrated stem cells from umbilical cord blood, fibrin sealant and thrombin from blood plasma and other related blood components. Initially the Company developed its ThermoLine products for ultra rapid freezing and thawing of blood components, which the Company distributes to blood banks and hospitals. After extensive research and development, two new technology platforms (the BioArchive System and the CryoSeal System) have evolved products which provide new biologic products to patients in need. We believe our future continued growth will be predicated at large by the developing increased therapeutic benefits and the corresponding market acceptance of our newer products. We believe that our continuing research and development efforts are also a key to maintaining our market share and future growth of our market share where our products are sold and utilized.

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

Our BioArchive Systems and related products are purchased predominantly by specialized cord blood stem cell banks and stem cell research facilities. The sales in prior years were dependent on start up and funding costs associated with new stem cell banks as the science evolved. In more recent periods governmental funding of cord blood banks, as well as more recognized therapeutic benefits from this stem cell treatment, have shortened the sales cycle and appears to be increasing demand. Consistent with the perception that governmental backing and funding will accelerate the demand for the products, the Company has incurred expenses to promote federal financing to increase the inventory of high quality cord blood units manufactured by a network of FDA-approved cord blood banks. Although legislation appropriating $10 million passed in January 2004 and additional authorizing legislation is pending, there is no certainty that the authorizing legislation will ultimately pass or that if it passes, it will result in a corresponding increase in our revenues due to cord blood banks who receive the funds deciding to purchase our BioArchive System.

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

Critical Accounting Policies
----------------------------

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

Warranty:
The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability could have a material impact on the Company's financial position, cash flows or results of operations.

Inventory Reserve:
The Company plans inventory procurement and production based on orders received, forecasted demand and supplier requirements. The Company writes down its inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and its net realizable value based upon estimates about future demand from our customers and distributors and market conditions. Because some of the Company's products are highly dependent on government and third-party funding, current customer use and validation, and completion of regulatory and field trials, there is a risk that we will forecast incorrectly and purchase or produce excess inventory. As a result, actual demand may differ from forecasts, and such a difference may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory. This inventory risk may be further compounded for the CryoSeal family of products because they are at initial market introduction and market acceptance will depend upon the customer accepting the products as clinically useful, reliable, accurate and cost effective compared to existing and future products and completion of required clinical or field acceptance trials.

(b) Results of Operations
    ---------------------

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

Results of Operations for the Year Ended June 30, 2004 as Compared to the Year Ended June 30, 2003

Net Revenues:
Revenues for year ended June 30, 2004 were $11,646,000 compared to $10,187,000 for the fiscal 2003 period, an increase of $1,459,000 or 14%. BioArchive revenues were $7,745,000 for the year ended June 30, 2004, compared to $5,448,000 for the corresponding fiscal 2003 period, an increase of $2,297,000 or 42%. The Company sold 26 devices in the year ended June 30, 2004 versus 20 in the year ended June 30, 2003. The increase is due to the infusion of government funding in Japan and Moscow and the growth of private cord blood banking in Asia. Revenues generated by the CryoSeal product line for the year ended June 30, 2004 were $393,000 versus $575,000 for the year ended June 30, 2003. The decrease is due to the sales of four CryoSeal devices and the related disposables during the first quarter of fiscal 2003, to our distributor in Japan to initiate clinical trials. As the trials in Japan were in progress, the distributor purchased CryoSeal disposables in fiscal 2004, but no devices. Also, we experienced lower than expected sales from our distributor in Europe who underwent a significant internal reorganization earlier this year. Revenues generated from the ThermoLine Freezers decreased $700,000 or 50% from the prior year primarily due to significantly raising the price on the smallest model, the MP500, which resulted in a higher gross margin but lower revenues and eight of our largest freezer model were sold to our distributor in the U.K. for the National Blood Services tender. Only one freezer was sold under this tender in fiscal 2004.

The following represents the Company's cumulative BioArchive devices sold into the following geographies:

                             June 30,
                        2004          2003
                      ----------    ---------
United States             18           17
Asia                      39           26
Europe                    23           16
Rest of World             12            7
                      ----------    ---------
                          92           66
                      ==========    =========

Cost of Revenues:
Cost of revenues as a percent of revenues was 67% for the year ended June 30, 2004, as compared to 78% for the corresponding fiscal 2003 period. The primary drivers behind the cost of revenues percentage decrease were the cost reduction programs that were implemented in the fourth quarter of fiscal 2003, an increase in ASPs of the BioArchive device and ThermoLine Freezers and the volume increase of the BioArchive product line. The cost reduction programs included reducing manufacturing overhead costs and consolidating operations into one facility. The programs resulted in a $241,000 decrease in the manufacturing overhead pool for the year ended June 30, 2004. The ASP for the BioArchive device increased 6% and the ThermoLine Freezers ASP increased 40% for the year ended June 30, 2004 versus the prior year. The increase in the ASPs increased gross margin by approximately $405,000. The products in the BioArchive product line have a higher gross profit margin than the other product lines, ranging from 30% to greater than 50%. The amount of BioArchive product line revenues as a percent of total Company revenues increased 14% for the year ended June 30, 2004 as compared to the year ended June 30, 2003.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses remained relatively consistent year to year, increasing $160,000 or 3%. The increase is due to the commissions paid to the Company's agent in Japan. Also, the increase in professional and consulting fees associated with the Sarbanes-Oxley Act of 2002, was offset by a decrease in professional fees from the comparable prior year paid in connection with the executive search for a new President and Chief Operating Officer and to promote federal financing of a National Cord Blood Stem Cell Bank Network.

Research and Development Expenses:
Research and development expenses for the year ended June 30, 2004 were $3,472,000 compared to $2,937,000 for the corresponding fiscal 2003 period, an increase of $535,000 or 18%. The increase in research and development is due to the costs associated with new product development, primarily the "Smart" automated cell selection device and proprietary disposable. The costs associated with the CryoSeal FS human clinical trials were $1,255,000 a decrease from $1,310,000 in fiscal 2003.

Management believes that product development and refinement is essential to maintaining the Company's market position. Therefore, the Company considers these costs as continuing costs of doing business. No assurances can be given that the products or markets recently developed or under development will be successful.

Results of Operations for the Year Ended June 30, 2003 as Compared to the Year Ended June 30, 2002

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

Selling, General and Administrative Expenses:
Selling, general and administrative expenses increased $171,000 or 4% from fiscal 2002 to 2003. The increase is primarily the result of professional fees paid in connection with the executive search for a new President and Chief Operating Officer.

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

(c) Liquidity and Capital Resources
    -------------------------------

At June 30, 2004, the Company had a cash balance of $16,612,000 and working capital of $19,798,000. This compares to a cash balance of $6,815,000 and working capital of $10,365,000 at June 30, 2003. The Company raised net proceeds of $9.8 million through the private placement of common stock in March 2004. There was $5.3 million of cash generated from the exercise of stock options and warrants during the year ended June 30, 2004. This was offset by the funding of operations and other cash needs of the Company. In addition to product revenues, the Company has primarily financed operations through the private placement of equity securities and has raised approximately $71.9 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of June 30, 2004, the Company had no off-balance sheet arrangements.

Net cash used in operating activities for the year ended June 30, 2004 was $4,478,000, primarily due to the net loss of $4,777,000. Accounts receivable utilized $1,093,000 of cash as a result of revenue growth through the year. Accounts payable provided $544,000 in cash due to larger production volumes and vendor accruals for research and development and capital expenditure projects initiated in fiscal 2004. Accrued liabilities provided $440,000 in cash through accruals for warranty reserves due to the increase in product sales.

The Company generally does not require extensive capital equipment to produce or sell its current products. However, when significant capital equipment is required, the Company purchases from a vendor base. In fiscal 2002, the Company spent $175,000 primarily for molds, tooling and equipment used in research and development. In fiscal 2003, the Company spent $92,000 primarily for computers, equipment used in research and development and a truck for field service personnel. In fiscal 2004, the Company spent $849,000, which consisted of leasehold improvements, furniture, phone and security systems as a result of moving to a consolidated facility in the first quarter of fiscal 2004 and the purchase of an Enterprise Resource Planning ("ERP") system. Future capital expenditures are anticipated, and the Company believes that the amounts expended will be lower in fiscal 2005. At June 30, 2004, the Company has $1.7 million outstanding in cancelable orders to purchase inventory, supplies and services for use in normal business operations.

At June 30, 2004, the Company had four customers that individually accounted for 16%, 13%, 12% and 12% of accounts receivable. At June 30, 2003 the Company had two customers that individually accounted for 12% and 11% of accounts receivable. The Company manages the concentration of credit risk with these customers through a variety of methods including, letters of credit with financial institutions, pre-shipment deposits credit reference checks and credit limits. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and therefore on our net revenues, cash flows and financial condition.

As of June 30, 2004, the Company had the following contractual obligations and commercial commitments:

           ---------------------------------------------------------------------------------------------------------
                Contractual Obligations                               Payments Due by Period
           ---------------------------------------------------------------------------------------------------------
                                                   Total       Less than 1    1-3 years    4-5 years     After 5
                                                                   year                                   years
           ---------------------------------------------------------------------------------------------------------
           Capital Lease Obligations              $ 20,000      $ 20,000         --           --            --
           ---------------------------------------------------------------------------------------------------------
           Operating Leases                      1,633,000       366,000      $781,000     $486,000         --
           ---------------------------------------------------------------------------------------------------------
           Note payable                             32,000         9,000        18,000        5,000         --
           ---------------------------------------------------------------------------------------------------------
           Total Contractual Cash Obligations   $1,685,000      $395,000      $799,000     $491,000         --
           ---------------------------------------------------------------------------------------------------------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. The Company has no material long-term investments or debt, other than a note payable, and therefore is not subject to interest rate risk. Management does not believe that inflation has had or will have a significant impact on the Company's results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                                                                                                          Page Number

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm                                    32

Balance Sheets at June 30, 2004 and 2003                                                                      33

Statements of Operations for the years ended June 30, 2004, 2003 and 2002                                     34

Statements of Stockholders' Equity for the years ended June 30, 2004, 2003 and 2002                           35

Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002                                     36

Notes to Financial Statements                                                                                 37

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ThermoGenesis Corp.

We have audited the accompanying balance sheets of ThermoGenesis Corp. as of June 30, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15.(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoGenesis Corp. at June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP


Sacramento, California
August 17, 2004


                               ThermoGenesis Corp.
                                 Balance Sheets

ASSETS                                                                    June 30, 2004             June 30, 2003
                                                                       ---------------------     ---------------------

Current assets:
  Cash and cash equivalents                                                $16,612,000                $6,815,000
  Accounts receivable, net of allowance for
    doubtful accounts of $61,000 ($80,000 at June 30, 2003)                  3,107,000                 2,014,000
  Inventory                                                                  2,470,000                 2,650,000
  Other current assets                                                         582,000                   820,000
                                                                       ---------------------     ---------------------
    Total current assets                                                    22,771,000                12,299,000

Equipment at cost less accumulated depreciation of $2,383,000
    ($2,599,000 at June 30, 2003)                                            1,146,000                   442,000
Other assets                                                                   197,000                    50,000
                                                                       ---------------------     ---------------------
                                                                           $24,114,000               $12,791,000
                                                                       =====================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $1,709,000                $1,165,000
  Accrued payroll and related expenses                                         287,000                   235,000
  Deferred revenue                                                             142,000                   145,000
  Accrued liabilities                                                          835,000                   389,000
                                                                       ---------------------     ---------------------

Total current liabilities                                                    2,973,000                 1,934,000

Long-term portion of capital lease obligations and note payable                 21,000                    44,000

Deferred revenue                                                               152,000                   239,000

Commitments and contingencies

Stockholders' equity:

  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
     Series A convertible preferred stock, 1,077,540
     shares issued, 126,000 outstanding (158,000 outstanding at
     June 30, 2003) ($1,203,000 aggregate involuntary liquidation
     value at June 30, 2004)                                                        --                        --

  Common stock, $0.001 par value; 50,000,000 shares
     authorized; 44,711,871 issued and outstanding
     (39,396,594 at June 30, 2003)                                              45,000                    39,000

  Paid in capital in excess of par                                          80,413,000                65,248,000
  Accumulated deficit                                                      (59,490,000)              (54,713,000)
                                                                       ---------------------     ---------------------

Total stockholders' equity                                                  20,968,000                10,574,000
                                                                       ---------------------     ---------------------

                                                                           $24,114,000               $12,791,000
                                                                       =====================     =====================

                                              See accompanying notes.

                               ThermoGenesis Corp.
                            Statements of Operations

                                                                              Years ended June 30
                                                          ------------------------------------------------------------
                                                               2004                  2003                  2002
                                                          ----------------      ----------------      ----------------
Revenues:
  Product and other revenues                                 $10,459,000            $9,036,000            $8,309,000
  Service revenues                                             1,187,000             1,151,000             1,240,000
                                                          ----------------      ----------------      ----------------
      Net revenues                                            11,646,000            10,187,000             9,549,000

Cost of revenues:
  Costs of product and other revenues                          7,112,000             7,260,000             6,682,000
  Cost of service revenues                                       732,000               640,000               876,000
                                                          ----------------      ----------------      ----------------

      Total costs of revenues                                  7,844,000             7,900,000             7,558,000
                                                          ----------------      ----------------      ----------------
      Gross profit                                             3,802,000             2,287,000             1,991,000

Expenses:
  Selling, general and administrative                          5,174,000             5,014,000             4,843,000
  Research and development                                     3,472,000             2,937,000             2,283,000
                                                          ----------------      ----------------      ----------------
      Total expenses                                           8,646,000             7,951,000             7,126,000
                                                          ----------------      ----------------      ----------------
Loss before interest and other income                         (4,844,000)           (5,664,000)           (5,135,000)

Interest and other expense                                       (23,000)              (13,000)              (13,000)
Interest and other income                                         90,000                74,000               110,000
                                                          ----------------      ----------------      ----------------
      Total interest and other income                             67,000                61,000                97,000

Net loss                                                     ($4,777,000)          ($5,603,000)          ($5,038,000)
                                                          ================      ================      ================

Per share data:
Basic and diluted net loss per common share                       ($0.11)               ($0.15)               ($0.15)
                                                          ================      ================      ================

Shares used in computing per share data                       41,779,818            36,587,102            32,844,292
                                                          ================      ================      ================

                                              See accompanying notes.

                               ThermoGenesis Corp.
                       Statements of Stockholders' Equity


                                         Common stock      Paid in      Accumulated     Stockholder       Total
                                                         capital in       deficit          note       stockholders'
                                                        excess of par                   receivable       equity
                                         ---------------------------------------------------------------------------

Balance at June 30, 2001                       $32,000   $52,397,000    ($44,072,000)     ($425,000)    $7,932,000

Issuance of 3,504,310 common
   shares in private placement                   3,000     6,830,000              --             --      6,833,000
Issuance of 161,417 shares for
   exercise of options                              --       173,000              --             --        173,000
Cancellation of stockholder note
   receivable for surrender of
   200,000 shares                                   --      (425,000)             --        425,000             --
Stock based compensation                            --       293,000              --             --        293,000

Net loss                                            --            --      (5,038,000)            --     (5,038,000)
                                         ---------------------------------------------------------------------------

Balance at June 30, 2002                        35,000    59,268,000     (49,110,000)            --     10,193,000

Issuance of 3,807,594 common
   shares in private placement                   3,000     5,327,000              --             --      5,330,000
Issuance of 322,251 shares for
   exercise of options                           1,000       588,000              --             --        589,000
Issuance of 35,495 common shares
   for services                                     --        65,000              --             --         65,000

Net loss                                            --            --      (5,603,000)            --     (5,603,000)
                                         ---------------------------------------------------------------------------

Balance at June 30, 2003                        39,000    65,248,000     (54,713,000)            --     10,574,000

Issuance of 2,660,000 common
   shares in private placement                   3,000     9,830,000              --             --      9,833,000
Issuance of 2,493,777 shares for
   exercise of options and warrants              3,000     5,325,000              --             --      5,328,000
Issuance of 1,500 common shares
   for services                                     --        10,000              --             --         10,000
Issuance of 160,000 common
   shares upon conversion of Series
   A preferred stock                                --            --              --             --             --

Net loss                                            --            --      (4,777,000)            --     (4,777,000)
                                         ---------------------------------------------------------------------------

Balance at June 30, 2004                       $45,000   $80,413,000    ($59,490,000)            --    $20,968,000
                                         ===========================================================================

                                              See accompanying notes.

                               ThermoGenesis Corp.
                            Statements of Cash Flows

                                                                              Years ended June 30
                                                          ------------------------------------------------------------
                                                               2004                  2003                  2002
                                                          ----------------      ----------------      ----------------

Cash flows from operating activities:
   Net loss                                                 ($4,777,000)          ($5,603,000)          ($5,038,000)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                             302,000               266,000               434,000
       Stock compensation expense                                 20,000                    --               293,000
       Issuance of common stock for services                      10,000                65,000                    --
       Loss on sale/retirement of equipment                        7,000                 9,000                15,000
   Net changes in operating assets and liabilities:
       Accounts receivable                                    (1,093,000)              (98,000)             (547,000)
       Inventory                                                  16,000               185,000            (1,044,000)
       Other current assets                                       88,000              (681,000)              (19,000)
       Other assets                                                3,000               (16,000)               10,000
       Accounts payable                                          544,000               170,000               230,000
       Accrued payroll and related expenses                       52,000                31,000                22,000
       Deferred revenue                                          (90,000)              (52,000)              203,000
       Accrued liabilities                                       440,000                11,000               (18,000)
                                                          ----------------      ----------------      ----------------
         Net cash used in operating activities                (4,478,000)           (5,713,000)           (5,459,000)
                                                          ----------------      ----------------      ----------------
Cash flows from investing activities:
   Purchases of short-term investments                                --                    --           (2,013,000)
   Maturities of short-term investments                               --             2,013,000            1,822,000
   Capital expenditures                                         (849,000)              (92,000)            (175,000)
                                                          ----------------      ----------------      ----------------
         Net cash (used in) provided by investing
            activities                                          (849,000)             1,921,000            (366,000)
                                                          ----------------      ----------------      ----------------
Cash flows from financing activities:
   Exercise of stock options and warrants                      5,308,000               589,000              173,000
   Payments on capital lease obligations and note
      payable                                                    (17,000)              (25,000)             (12,000)
   Issuance of common stock and warrants                       9,833,000             5,330,000            6,833,000
                                                          ----------------      ----------------      ----------------
         Net cash  provided by financing activities           15,124,000             5,894,000            6,994,000
                                                          ----------------      ----------------      ----------------
Net increase in cash and cash equivalents                      9,797,000             2,102,000            1,169,000
Cash and cash equivalents at beginning of year                 6,815,000             4,713,000            3,544,000
                                                          ----------------      ----------------      ----------------
Cash and cash equivalents at end of year                     $16,612,000            $6,815,000           $4,713,000
                                                          ================      ================      ================

Supplemental cash flow information:
   Cash paid during the year for interest                        $15,000               $13,000              $13,000
                                                          ================      ================      ================

Supplemental non-cash financing and investing
   information:
   Surrender of stock to exercise options                       $656,000                    --                   --
                                                          ================      ================      ================
   Equipment acquired by note payable                                 --               $36,000                   --
                                                          ================      ================      ================
   Transfer of inventory to equipment                           $164,000               $52,000                   --
                                                          ================      ================      ================
   Cancellation of stockholder note receivable                        --                    --             $425,000
                                                          ================      ================      ================

                                              See accompanying notes.

                               ThermoGenesis Corp.
                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies
     ------------------------------------------
Organization and Business
-------------------------

ThermoGenesis Corp. ("the Company") was incorporated in Delaware in July 1986. The Company designs, manufactures and markets automated devices and single-use processing disposables that enable hospitals and blood banks to manufacture a therapeutic dose of stem cells, wound healing proteins or growth factors from a single unit of cord blood or the patient's own blood in less than one hour. Initially, the Company developed medical devices for ultra rapid freezing and thawing of blood components, which the Company manufactures and distributes to blood banks and hospitals.

Revenue Recognition
-------------------

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

                               ThermoGenesis Corp.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------

Revenue Recognition (Continued)
-------------------------------

Revenues from the sale of the Company's products are recognized upon transfer of title. The Company generally ships products F.O.B. shipping point at its office. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. The Company's foreign sales are generally through distributors. There is no right of return provided for distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventory maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue on the sell-in method with its distributors. Shipping and handling fees billed to customers are included in product and other revenues, while the related costs are included in cost of product and other revenues. Service revenue generated from contracts for providing maintenance of equipment is amortized over the life of the agreement. All other service revenue is recognized at the time the service is completed. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.

Use of Estimates
----------------

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

Cash, Cash Equivalents and Short Term Investments
-------------------------------------------------

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Short term investments are comprised of certificates of deposit with maturities greater than 90 days, but not exceeding one year.

Fair Value of Financial Instruments
-----------------------------------

Carrying amounts of financial instruments held by the Company, which include cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short duration.

                               ThermoGenesis Corp.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------

Accounts Receivable and Allowance for Doubtful Accounts
-------------------------------------------------------

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

Inventory
---------

Inventory is stated at the lower of cost or market and includes the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis.

Suppliers
---------

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

Equipment
---------

Equipment is recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation for office, computer, machinery and equipment is computed under the straight-line method over the estimated useful lives. Leasehold improvements are depreciated under the straight line method over their estimated useful lives or the remaining lease period, whichever is shorter.

Warranty
--------

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability could have a material impact on the Company's financial position, cash flows or results of operations.

                               ThermoGenesis Corp.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------

Stock Based Compensation
------------------------

The Company has adopted the disclosure provision for stock-based compensation of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which was released in December, 2002 as an amendment of SFAS No 123, but continues to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

The Company uses the Black-Scholes option pricing model to determine the fair value of the equity instruments issued (which were determined to be more reliably measurable than the fair value of consideration received) using the stock price and other measurement assumptions as of the date a commitment for performance by the counterparty to earn the equity instrument was reached. The fair value of the equity instruments issued is recognized in the same period as if the Company had paid cash for the services.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods using the straight-line method. The Company's pro forma information is as follows:

                                             2004                       2003                      2002
                                     ----------------------    -----------------------     -------------------

Net loss, as reported                     ($4,777,000)               ($5,603,000)            ($5,038,000)
Add:  stock-based employee
   compensation expense
   included in reported net loss,
   net of related tax effects                      --                         --                 293,000
Deduct:  total stock-based
   employee compensation
   expense determined
   under fair value method for
   all awards, net of related tax
   effects                                   (538,000)                  (969,000)               (802,000)
                                     ----------------------    -----------------------    --------------------
Pro forma net loss                        ($5,315,000)               ($6,572,000)            ($5,547,000)
                                     ======================    =======================    ====================

Basic and diluted net loss per
share
    As reported                                ($0.11)                    ($0.15)                 ($0.15)
   Pro forma                                   ($0.13)                    ($0.18)                 ($0.17)

                               ThermoGenesis Corp.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------

Stock Based Compensation (Continued)
------------------------------------

The pro forma amounts discussed above were derived using the Black-Scholes option-pricing model with the assumptions indicated below:

                                        2004                    2003                     2002
                                 -------------------    ---------------------    ---------------------
Average expected
  life (years)                          4.2                      4.4                       3.4
Risk-free interest rate                 3.2%                     3.2%                    3.36%
Volatility                               88%                      97%                      93%
Dividend yield                            0%                       0%                       0%

The weighted average grant date fair value of options granted during the years ended June 30, 2004, 2003 and 2002 was $2.29, $1.23 and $1.45, respectively.

Credit Risk
-----------

The Company  manufactures  and sells  thermodynamic  devices  principally to the blood component processing industry and performs ongoing evaluations of the credit worthiness of its customers. The Company believes that adequate provisions for uncollectible accounts have been made in the accompanying financial statements.

Segment Reporting
-----------------

The Company operates in a single segment providing medical devices and disposables to hospitals and blood banks throughout the world which utilize the equipment to process blood components.

Income Taxes
------------

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

Net Loss per Share
------------------

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company's net loss position for all periods presented. Antidilutive securities, which consist of stock options, warrants and the Series A convertible preferred stock, that were not included in diluted net loss per common share were 3,437,272, 7,591,249 and 8,069,369 as of June 30, 2004, 2003
and 2002, respectively.

                               ThermoGenesis Corp.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------

Reclassifications
-----------------

Certain amounts in the prior year's financial statements have been reclassified to conform with the 2004 presentations.

New Accounting Pronouncements
-----------------------------

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

2.   Inventory
     ---------

Inventory consisted of the following at June 30:

                                               2004               2003
                                          ---------------    ----------------

                Raw materials               $1,448,000          $1,711,000
                Work in process                769,000             493,000
                Finished goods                 755,000             838,000
                Reserve                       (502,000)           (392,000)
                                          ---------------    ----------------
                                            $2,470,000          $2,650,000
                                          ===============    ================

Included in the Company's inventory reserve at June 30, 2004 and 2003 was $320,000 and $252,000, respectively, related to CryoSeal inventory products which is based on inventory levels in excess of current demand for the product.

                               ThermoGenesis Corp.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

3.   Equipment
     ---------

Equipment consisted of the following at June 30:

                                                              2004                2003             Estimated Useful Life
                                                        ----------------    ----------------    --------------------------

Office equipment                                            $477,000            $370,000        5-10 years
Computer and purchased software                              951,000             829,000        2-5 years
Machinery and equipment                                    1,921,000           1,642,000        5-10 years or lease term
Leasehold improvements                                       180,000             200,000        5 years
                                                        ----------------    ----------------
                                                           3,529,000           3,041,000

Less accumulated depreciation and amortization            (2,383,000)         (2,599,000)
                                                        ----------------    ----------------

                                                          $1,146,000            $442,000
                                                        ================    ================

4.   Accrued Liabilities
     -------------------

Accrued liabilities consisted of the following at June 30:

                                                    2004                    2003
                                              ------------------      -----------------

                Accrued warranty reserves              $281,000               $193,000
                Accrued commissions                     264,000                 56,000
                Deferred rent                            69,000                      -
                Customer deposits                        32,000                  2,000
                Capital lease obligations                21,000                 16,000
                Other accrued liabilities               168,000                122,000
                                              ------------------      -----------------
                                                       $835,000               $389,000
                                              ==================      =================

5.   Commitments and Contingencies
     -----------------------------

Operating Leases
----------------

The Company leases its facility pursuant to a non-cancelable operating lease. The facility lease includes the option to renew for a five year term. The annual future cash obligations are as follows:


                        2005                          $366,000
                        2006                           382,000
                        2007                           399,000
                        2008                           416,000
                        2009                            70,000
                        Thereafter                          --
                                               ----------------
                        Total                       $1,633,000
                                               ================

Rent expense was $487,000, $395,000 and $356,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

                               ThermoGenesis Corp.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

5.   Commitments and Contingencies (Continued)
     -----------------------------------------

Capital Leases
--------------

The Company leases certain equipment under capital leases. The following amounts are included in equipment as assets under these capital leases as of June 30:

                                                              2004                  2003
                                                        -----------------     -----------------

                Cost                                         $62,000               $62,000
                Less:  accumulated amortization               45,000                33,000
                                                        -----------------     -----------------

                Net assets under capital leases              $17,000               $29,000
                                                        =================     =================

The future minimum lease payments under capital leases as of June 30, 2004 are $20,000 of which $2,000 represents interest. The present value of the minimum lease payments of $18,000 is a current liability.

Note Payable
------------

The Company entered into a note payable with a financial institution to purchase a vehicle for field service personnel in January 2003 for $36,000. The note bears interest at 9.90%, requires monthly payments of principal and interest of $756 and matures on January 5, 2008.

Contingencies
-------------

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

Changes in the Company's product liability which is included in accrued liabilities during the period are as follows:

                                                                          For years ended June 30,
                                                                        2004                   2003
                                                                  -------------------    -------------------
          Beginning balance                                            $193,000               $158,000
          Warranties issued during the period                           249,000                276,000
          Settlements made during the period                           (131,000)              (205,000)


          Changes in liability for pre-existing
             warranties during the period, including
             expirations                                                (30,000)               (36,000)
                                                                  -------------------    -------------------
          Ending balance                                               $281,000               $193,000
                                                                  ===================    ===================

                               ThermoGenesis Corp.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

6.   Stockholder's Equity

Series A Convertible Preferred Stock
------------------------------------

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

     Conversion Rights - Holders of the Series A have the right to convert the Series A at the option of the holder, at any time, into shares of common stock of the Company at the conversion rate of one preferred share for five shares of common stock. The conversion rate is subject to adjustment for changes in the company's capital structure, which would otherwise have a dilutive effect on the conversion rate. The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's common stock on the date the Series A was sold, amounted to $3,605,000, which represents a discount to the value of the Series A. As of June 30, 2004, 951,540 shares of Series A have been converted, 32,000 were converted during the year ended June 30, 2004.

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

Common Stock
------------

The Company completed a private financing on March 26, 2004, in which it received $9,833,000, net of expenses. The proceeds from the offering were received from the sale of 2,660,000 shares of common stock.

The Company completed a private financing on March 28, 2003, in which it received $5,330,000, net of expenses. The proceeds from the offering were received from the sale of 3,807,594 shares of common stock and issued three year warrants representing the right to acquire an additional 11,976 shares of the Company's common stock at $2.39 per share. The warrants vest immediately. There were no warrants exercised as of June 30, 2004.

                               ThermoGenesis Corp.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

6.   Stockholder's Equity (Continued)
     --------------------------------

Common Stock (Continued)
------------------------

The Company completed a private financing on March 26, 2002, in which it received $6,833,000 net of expenses. The proceeds from the offering were received from the sale of 3,504,310 shares of common stock at $2.00 per share and five year warrants representing the right to acquire an additional 723,362 shares of common stock at $3.07 per share. The warrants vest immediately. There were 260,000 warrants exercised as of June 30, 2004.

As of June 30, 2004, the Company had 4,819,928 shares of common stock reserved for future issuance.

Warrants
--------

In conjunction with a private placement on April 27, 2001, five year warrants were issued, representing the right to acquire an additional 788,809 shares of common stock, at an exercise price of $2.88 per share. The warrants vest immediately. There were 599,402 warrants exercised as of June 30, 2004.

In conjunction with a debt financing in December 2000, five year warrants were issued, representing the right to acquire 415,000 shares of common stock for an exercise price of $1.625. The warrants vest immediately. There were 348,000 warrants exercised as of June 30, 2004.

In conjunction with a private placement in December 1999 and January 2000, five year warrants were issued, representing the right to acquire 484,562 common shares at an exercise price of $2.72628. There were 268,112 warrants exercised as of June 30, 2004.

As part of the placement agent's compensation in the 1999 private placement of Series A convertible preferred stock, warrants to purchase 200,000 shares of common stock at an exercise price of $1.70 were issued. The warrants were fully vested upon issuance. There were 200,000 warrants exercised prior to their expiration in January 2004.

In conjunction with a private placement in November 1996, seven-year warrants were issued, representing the right to acquire 1,478,001 shares of common stock at an exercise price of $3.661 per share. The warrants were fully vested upon issuance and expired in November 2003. There were 132,200 warrants exercised prior to November 2003.

Stock Options
-------------

The Amended 1994 Stock Option Plan ("1994 Plan") permits the grant of stock or options to employees, directors and consultants. A total of 1,450,000 shares were approved by the stockholders for issuance under the 1994 Plan. Options are granted at prices that are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest ratably over a five-year period, unless otherwise determined by the Board of Directors.

The Amended 1998 Stock Option Plan ("1998 Plan") permits the grant of stock or options to employees, directors and consultants. A total of 3,798,000 shares were approved by the stockholders for issuance under the 1998 Plan. Options are granted at prices that are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest ratably over three to five years, unless otherwise determined by the Board of Directors.

                               ThermoGenesis Corp.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

6.   Stockholder's Equity (Continued)
     --------------------------------
Stock Options (Continued)
-------------------------

The 2002 Independent Directors Equity Incentive Plan ("2002 Plan") permits the grant of stock or options to independent directors. A total of 250,000 shares were approved by the stockholders for issuance under the 2002 Plan. Options are granted at prices which are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest immediately, unless otherwise determined by the Board of Directors.

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

A summary of stock option activity for the three years ended June 30, 2004 follows:

                                                           Number of Options           Weighted-Average
                                                              Outstanding               Exercise Price
                                                                                          Per Share
                                                        ------------------------    -----------------------
Balance at June 30, 2001                                        2,109,285                   $1.98
Options granted                                                 1,539,000                   $2.07
Options canceled                                                 (455,333)                  $2.82
Options exercised                                                (161,417)                  $1.53
                                                        ------------------------
Balance at June 30, 2002                                        3,031,535                   $1.93
                                                        ========================
Exercisable at June 30, 2002                                    1,426,206                   $1.79
                                                        ========================

Options granted                                                   525,000                   $1.74
Options canceled                                                 (434,745)                  $2.08
Options exercised                                                (322,251)                  $1.82
                                                        ------------------------
Balance at June 30, 2003                                        2,799,539                   $1.88
                                                        ========================
Exercisable at June 30, 2003                                    1,752,372                   $1.74
                                                        ========================

Options granted                                                    57,250                   $3.47
Options canceled                                                  (11,667)                  $2.14
Options exercised                                                (986,045)                  $1.78
                                                        ------------------------
Balance at June 30, 2004                                        1,859,077                   $1.97
                                                        ========================
Exercisable at June 30, 2004                                    1,098,250                   $1.86
                                                        ========================

The following table summarizes information about stock options outstanding at June 30, 2004:

 Range of Exercise          Number          Weighted-Average      Weighted-Average     Number         Weighted-Average
      Prices             Outstanding           Remaining            Exercise         Exercisable       Exercise Price
                                            Contractual Life          Price
--------------------    ---------------    -------------------    --------------    --------------    ------------------
$1.125-$1.68                 481,833               3.3                 $1.45            475,000           $1.45
$1.70-$2.50                1,321,834               4.8                 $2.10            597,334           $2.09


$3.15-$4.70                   55,410               4.4                 $3.49             25,916           $3.87
                        ---------------                                             --------------

Total                      1,859,077                                                  1,098,250
                        ===============                                             ==============

                               ThermoGenesis Corp.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

7.   Stockholder Note Receivable
     ---------------------------

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

8.   Major Customers and Foreign Sales
     ---------------------------------

At June 30, 2004, the Company had four customers that individually accounted for 16%, 13%, 12% and 12% of accounts receivable. At June 30, 2003, the Company had two customers that individually accounted for 12% and 11% of accounts receivable.

During the fiscal year ended June 30, 2004, revenues from two significant customers totaled $2,523,000 or 22% of net revenues. During the fiscal year ended June 30, 2003, revenues from two significant customers totaled $2,547,000 or 25% of net revenues. During the fiscal year ended June 30, 2002, revenues from a significant customer totaled $3,523,000 or 37% of net revenues.

If the relationship between the Company and these customers were altered, it could have a material impact on the Company's financial position, cash flows or results of operations.

The Company had sales to customers outside the United States as follows for the years ended June 30:

                                2004                        2003                         2002
                      -------------------------    ------------------------    -------------------------

Europe                        $3,195,000                  $2,400,000                   $1,679,000

Asia                           4,521,000                   2,815,000                    1,631,000

Other                            879,000                     947,000                      620,000
                      -------------------------    ------------------------    -------------------------

                              $8,595,000                  $6,162,000                   $3,930,000
                      =========================    ========================    =========================

9.   Income Taxes
     ------------

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate of 34% to income tax expense is as follows for the years ended June 30:

                                                         2004                 2003                 2002
                                                   -----------------    -----------------    -----------------

Statutory federal income tax benefit                  ($1,624,000)         ($1,905,000)         ($1,712,000)
Net operating loss with no tax benefit                  1,624,000            1,905,000            1,712,000
                                                   -----------------    -----------------    -----------------

           Total federal income tax                 $                    $                    $
                                                                -                   -                    -
                                                   =================    =================    =================

At June 30, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $52,336,000 and $17,553,000 respectively, that are available to offset future income. The federal and state loss carryforwards expire in various years between 2005 and 2024, and 2005 and 2014, respectively.

                               ThermoGenesis Corp.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

9.   Income Taxes (Continued)
     ------------------------

At June 30, 2004, the Company has research and experimentation credit carryforwards of approximately $500,000 for federal tax purposes that expire in various years between 2005 and 2024, and $395,000 for state income tax purposes that do not have an expiration date.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                                   June 30, 2004                  June 30, 2003
                                                              -------------------------     --------------------------

Deferred tax assets:
                Net operating loss carry-forwards                    $18,837,000                    $16,448,000
                Income tax credits                                       793,000                        702,000
                Capitalized research costs                               660,000                        560,000
                Other                                                    788,000                        819,000
                                                              -------------------------     --------------------------

Total deferred taxes                                                  21,078,000                     18,529,000
Valuation allowance                                                  (21,078,000)                   (18,529,000)
                                                              -------------------------     --------------------------

Net deferred taxes                                                   $         -                    $         -
                                                              =========================     ==========================

The valuation allowance increased by approximately $2.5 million, $2.1 million and $1.8 million in 2004, 2003 and 2002, respectively. Approximately $1,344,000 of the valuation allowance at June 30, 2004 is related to the benefits of stock option deductions, which will be credited to paid-in capital when realized.

Because of the "change of ownership" provisions of the Tax Reform Act of 1986, a portion of the Company's federal net operating loss and credit carryovers may be subject to an annual limitation regarding their utilization against taxable income in future periods.

10.  Employee Retirement Plan
     ------------------------

The Company sponsors an Employee Retirement Plan, generally available to all employees, in accordance with Section 401 (k) of the Internal Revenue Code. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees' contributions. No Company contributions have been made to the Plan as of June 30, 2004.

11.  Related Party Transactions
     --------------------------

During the second quarter of fiscal 2004, the Company entered into an agreement with Mediware Information Systems, Inc. (Mediware) to explore technical and market requirements and terms and conditions for the joint development and marketing of the industry's first fully integrated system to make personalized cell therapy safer and more accessible. The Company had no expenses or revenues associated with this agreement during fiscal 2004. The Company's Chief Executive Officer is on the Board of Directors of Mediware and Mediware's Chief Executive Officer is on the Board of Directors of the Company.

                               ThermoGenesis Corp.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

12.  Unaudited Quarterly Financial Data
     ----------------------------------

The following tables provide quarterly data for fiscal years ended June 30, 2004 and 2003.

                                            First Quarter          Second Quarter         Third Quarter          Fourth Quarter
                                                Ended                  Ended                   Ended                  Ended
                                          September 30, 2003      December 31, 2003       March 31, 2004          June 30, 2004
                                        -------------------------------------------------------------------------------------------

Net revenues                                  $2,143,000              $2,500,000             $3,367,000             $3,636,000

Gross Margin                                     589,000                 802,000              1,167,000              1,244,000

Net loss                                     ($1,239,000)            ($1,223,000)           ($1,218,000)           ($1,097,000)
                                        =====================     ==================      ===============        ==================

Per share data:

Basic and diluted net loss per
    common share                                  ($0.03)                 ($0.03)                ($0.03)                 ($0.02)
                                        =====================     ==================      ==================     ==================

Shares used in computing per
    share data                                39,460,449              40,265,493             42,742,891              44,650,439
                                        =====================     ==================      ==================     ==================



                                            First Quarter          Second Quarter          Third Quarter          Fourth Quarter
                                                Ended                   Ended                   Ended                   Ended
                                          September 30, 2002      December 31, 2002        March 31, 2003         June 30, 2003
                                        -------------------------------------------------------------------------------------------

Net revenues                                  $2,053,000              $2,350,000             $2,886,000              $2,898,000

Gross Margin                                     356,000                 412,000                511,000               1,008,000

Net loss                                     ($1,362,000)            ($1,584,000)           ($1,666,000)              ($991,000)
                                        =======================   ==================      ==================     ==================

Per share data:

Basic and diluted net loss per
    common share                                  ($0.04)                 ($0.04)                ($0.05)                 ($0.03)
                                        =======================   ==================      ==================     ==================

Shares used in computing per
    share data                                35,265,271              35,266,004             36,570,697              39,246,038
                                        =======================   ==================      ==================     ==================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------

None

ITEM 9A.  OTHER INFORMATION
          -----------------

None

ITEM 9B.  CONTROLS AND PROCEDURES
          -----------------------

The Company's management with the participation of principal executive and financial officers evaluated the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(c) of the Exchange Act as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Based upon their evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective to accumulate and communicate to the Company's management as appropriate to allow timely decisions regarding disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          ------------------------------------------

The following documents are filed as a part of this report on Form 10-K.

                                                                     Page Number
                                                                     -----------

(a)  (1) Financial Statements

         Report of Ernst & Young LLP, Independent Registered
            Public Accounting Firm........................................32

         Balance Sheets at June 30, 2004 and 2003.........................33

         Statements of Operations for the years ended
              June 30, 2004, 2003 and 2002................................34

         Statements of Stockholders' Equity for the years
              ended June 30, 2004, 2003 and 2002..........................35

         Statements of Cash Flows for the years ended
              June 30, 2004, 2003 and 2002................................36

         Notes to Financial Statements....................................37

(a)  (2) Financial Statement Schedules

         Schedule II, Valuation and Qualifying Accounts...................65

(b)           Exhibits

         Exhibits  required  by  Item 601 of  Regulation  S-K are  listed in the
         Exhibit Index on the next page, which is incorporated here in by this reference.

Exhibit Description
-------------------

3.1      (a)  Amended and Restated Certificate of Incorporation (1)
         (b)  Revised Bylaws (2)
4.1               Certificate of Designation Series A Convertible Redeemable
                   Preferred Stock (3)
4.2               Certificate of Designation of Series B Convertible Preferred
                   Stock (4)
4.3               Warrant (form) (5)

10.1     (a)  License Agreement between Stryker Corp. and ThermoGenesis Corp.
                (6)
         (b) Executive Development and Distribution Agreement between ThermoGenesis Corp. and Daido Hoxan Inc. (7)
         (c)  License Agreement with Pall/Medsep Corporation (8)
         (d)  Distribution Agreement with Dideco S.p.A. (9)
         (e)  Employment Agreement for Philip H. Coelho (10)
         (f)  Employment Agreement for Renee Ruecker (11)
         (g)  Employment Agreement for Dan Segal (12)
         (h)  Employment Agreement for Kevin Simpson (13)
         (i)  Securities Purchase Agreement dated March 10, 2004 (form) (14)

23.2     Consent of Ernst & Young LLP, Independent Registered Public Accounting
           Firm
31.1     Rule 13(a) - 14(a)/15(d) - 14(a) Certification (Principal Executive
           Officer)
31.2     Rule 13(a)-14(a)/15(d)-14(a)Certification (Principal Financial Officer)
32       Section 1350 Certifications

Footnotes to Exhibit Index

(1)   Incorporated by reference to Form 10-K for the year ended June 30, 1999
(2)   Incorporated by reference to Form 10-KSB for the year ended June 30, 1994.
(3)   Incorporated by reference to Form 8-K dated January 14, 1999.
(4)   Incorporated by reference to Form 8-K dated December 23, 1999.
(5)   Incorporated by reference to Form 8-K dated April 5, 2002
(6)   Incorporated by reference to Form 8-K dated September 27, 1995.
(7)   Incorporate by reference to Form 8-K dated March 27, 1997
(8)   Incorporated by reference to Form 8-K for March 27, 1997.
(9)   Incorporated by reference to Form 8-K for February 16, 1998.
(10)  Incorporated by reference to Form 10-K for the year ended June 30, 2002.
(11) Incorporated by reference to Form 10-Q for the quarter ended March 31, 2003.
(12)  Incorporated by reference to Form 10-K for the year ended June 30, 2000.
(13) Incorporated by reference to Form 10-Q for quarter ended December 31, 2002.
(14)  Incorporated by reference from Form 8-K dated March 10, 2004.

GLOSSARY OF CERTAIN TECHNICAL TERMS
-----------------------------------

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

                                                ThermoGenesis Corp.
                                                By:/s/     PHILIP H. COELHO
                                                --------------------------------
                                                Philip H. Coelho, Chairman & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/  PHILIP H. COELHO                        Date: September 9, 2004
------------------------------------------
Philip H.  Coelho,  Chief  Executive
Officer and Chairman of the Board
(Principal  Executive Officer)


By:/s/ RENEE M. RUECKER                         Dated: September 9, 2004
------------------------------------------
Renee  M.  Ruecker, Chief  Financial
Officer
(Principal  Financial and Accounting
Officer)


By:/s/ KEVIN  M.  SIMPSON                       Dated: September 9, 2004
------------------------------------------
Kevin M. Simpson, President/COO
and   Director


By:/s/ GEORGE   BARRY                           Dated: September 9, 2004
------------------------------------------
George Barry, Director


By: /s/ HUBERT HUCKEL                           Dated: September 9, 2004
------------------------------------------
Hubert Huckel, Director


By:  /s/ PATRICK   MCENANY                      Dated: September 9, 2004
------------------------------------------
Patrick McEnany, Director