Form 10-Q
period 2004-09-30
THERMOGENESIS CORP
filed 2004-11-09
CIK 811212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


  X      Quarterly  Report  Pursuant  to  Section 13 or 15(d)  of the Securities
 ---     Exchange Act of 1934 for the quarterly period ended September 30, 2004.

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from ___________ to __________.


                         Commission File Number: 0-16375

                         _______________________________

                               THERMOGENESIS CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                    94-3018487
 (State of Incorporation)                (I.R.S. Employer Identification No.)

                                 2711 Citrus Rd.
                            Rancho Cordova, CA 95742
                                 (916) 858-5100
        (Address of principal executive offices, including zip code, and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares of the registrant's common stock, $0.001 par value, outstanding on October 29, 2004 was 44,989,057.


                         _______________________________

                               THERMOGENESIS CORP.


                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I     Financial Information

Item 1.    Financial Statements (Unaudited):

           Balance Sheets at September 30, 2004 and June 30, 2004.........3

           Statements of Operations for the
           Three Months ended September 30, 2004 and 2003.................5

           Statements of Cash Flows for
           the Three Months ended September 30, 2004 and 2003.............6

           Notes to Financial Statements..................................7

Item 2.    Management's Discussion and Analysis of
           Financial Condition & Results of Operations...................10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk....15

Item 4.    Controls and Procedures.......................................15

Part II    Other Information

Item 1.    Legal Proceedings.............................................16
Item 2.    Changes in Securities.........................................16
Item 3.    Default Upon Senior Securities................................16
Item 4.    Submission of Matters to a Vote of Security Holders...........16
Item 5.    Other Information.............................................16
Item 6.    Exhibits and Reports on Form 8-K..............................16

Signatures ..............................................................17

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
- ----------------------------------------

                               THERMOGENESIS CORP.
                                 Balance Sheets
                                   (Unaudited)

                                                                   September 30,               June 30,
                                                                        2004                     2004
                                                                ---------------------    ---------------------
ASSETS

Current Assets:

  Cash and cash equivalents                                              $14,961,000              $16,612,000

  Accounts receivable, net of allowance for
    doubtful accounts of $50,000
    ($61,000 at June 30, 2004)                                             2,257,000                3,107,000

  Inventory                                                                2,890,000                2,470,000

  Other current assets                                                       557,000                  582,000
                                                                ---------------------    ---------------------

     Total current assets                                                 20,665,000               22,771,000

Equipment, at cost less accumulated depreciation
   of $2,461,000 ($2,383,000 at June 30, 2004)                             1,244,000                1,146,000

Other assets                                                                 198,000                  197,000
                                                                ---------------------    ---------------------

                                                                         $22,107,000              $24,114,000
                                                                =====================    =====================

                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                           Balance Sheets (Continued)
                                   (Unaudited)

                                                                     September 30,             June 30,
                                                                         2004                    2004
                                                                  --------------------    -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                     $1,408,000            $1,709,000

     Accrued payroll and related expenses                                    218,000               287,000

     Deferred revenue                                                        171,000               142,000

     Accrued liabilities                                                     552,000               835,000
                                                                  --------------------    -------------------

            Total current liabilities                                      2,349,000             2,973,000

Long-term portion of capital lease obligations and note
   payable                                                                    18,000                21,000

Deferred revenue                                                             107,000               152,000

Commitments and contingencies                                                     --                    --

Stockholders' equity:

     Preferred stock, $0.001 par value; 2,000,000
      shares authorized; Series A convertible
      preferred stock, 1,077,540 shares issued,
      110,000 outstanding (126,000 outstanding at
      June 30, 2004) ($1,071,000 aggregate
      involuntary liquidation value at
      September 30, 2004)                                                         --                    --

     Common stock, $0.001 par value; 50,000,000
      shares authorized; 44,986,723 issued and
      outstanding (44,711,871 at June 30, 2004)                               45,000                45,000

       Paid in capital in excess of par                                   81,069,000            80,413,000

       Deferred stock compensation                                          (112,000)                   --

       Accumulated deficit                                               (61,369,000)          (59,490,000)
                                                                  --------------------    -------------------

            Total stockholders' equity                                    19,633,000            20,968,000
                                                                  --------------------    -------------------

                                                                         $22,107,000           $24,114,000
                                                                  ====================    ===================

                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Operations
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                           2004                      2003
                                                                   ----------------------    ----------------------

Net revenues                                                                $2,397,000                $2,143,000

Cost of revenues                                                             1,617,000                 1,554,000
                                                                   ----------------------    ----------------------

    Gross profit                                                               780,000                   589,000
                                                                   ----------------------    ----------------------

Expenses:

    Selling, general and administrative                                      1,434,000                 1,136,000

    Research and development                                                 1,269,000                   699,000
                                                                   ----------------------    ----------------------

       Total operating expenses                                              2,703,000                 1,835,000

Interest and other expense                                                       2,000                     9,000

Interest and other income                                                       46,000                    16,000
                                                                   ----------------------    ----------------------

Net loss                                                                   ($1,879,000)              ($1,239,000)
                                                                   ======================    ======================

Per share data:

Basic and diluted net loss per common share                                     ($0.04)                   ($0.03)
                                                                   ======================    ======================

Shares used in computing per share data                                     44,923,844                39,460,449
                                                                   ======================    ======================

                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows
                 Three Months ended September 30, 2004 and 2003

                                                                          2004                   2003
                                                                   -------------------    -------------------
Cash flows from operating activities:
    Net loss                                                             ($1,879,000)          ($1,239,000)

    Adjustments to reconcile net loss to net cash used in operating activities:

       Stock compensation expense                                             80,000                20,000
       Depreciation and amortization                                          78,000                58,000
       Loss on retirement of equipment                                            --                10,000
       Net change in operating assets and liabilities:
          Accounts receivable                                                850,000              (107,000)
          Inventory                                                         (543,000)             (223,000)
          Other current assets                                                25,000               179,000
          Other assets                                                        (1,000)                5,000
          Accounts payable                                                  (301,000)               73,000
          Accrued payroll and related expenses                               (69,000)               62,000
          Deferred revenue                                                   (16,000)              (28,000)
          Accrued liabilities                                               (283,000)              (21,000)
                                                                   -------------------    -------------------

       Net cash used in operating activities                              (2,059,000)           (1,211,000)
                                                                   -------------------    -------------------

Cash flows from investing activities:
    Capital expenditures                                                     (53,000)             (459,000)
                                                                   -------------------    -------------------

       Net cash used in investing activities                                 (53,000)             (459,000)
                                                                   -------------------    -------------------

Cash flows from financing activities:
    Payments on capital lease obligations                                     (3,000)               (7,000)
    Exercise of stock options and warrants                                   464,000               112,000
                                                                   -------------------    -------------------

       Net cash provided by financing activities                             461,000               105,000
                                                                   -------------------    -------------------

Net decrease in cash and cash equivalents                                 (1,651,000)           (1,565,000)

Cash and cash equivalents at beginning of period                          16,612,000             6,815,000
                                                                   -------------------    -------------------
Cash and cash equivalents at end of period                               $14,961,000            $5,250,000
                                                                   ===================    ===================

Supplemental non-cash flow information:
    Transfer of inventory to equipment                                      $123,000                    --
                                                                   ===================    ===================

                 See accompanying notes to financial statements

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                               September 30, 2004
                                   (Unaudited)

Interim Reporting
- -----------------
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

The balance sheet at June 30, 2004, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Summary of Significant Accounting Policies
- ------------------------------------------
The Company recognizes revenue including multiple element arrangements, in accordance with the provisions of SAB No. 104 and EITF 00-21. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement's revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based on vendor specific objective evidence or third party evidence of fair value as appropriate. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is the Company's estimate of the fair value of the delivered element. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued at the time of revenue recognition. The Company accounts for training and installation as a separate element of a multiple element arrangement. The Company therefore recognizes the fair value of training and installation services upon their completion when the Company is obligated to perform such services. For licensing agreements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts.

                               THERMOGENESIS CORP.
                    Notes to Financial Statements (Continued)
                               September 30, 2004
                                   (Unaudited)

Summary of Significant Accounting Policies (Continued)
- ------------------------------------------------------
Revenues from the sale of the Company's products are recognized upon transfer of title. The Company generally ships products F.O.B. shipping point at its office. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. The Company's foreign sales are generally through distributors. There is no right of return provided for distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventory maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue on the sell-in method with its distributors. Shipping and handling fees billed to customers are included in product and other revenues, while the related costs are included in cost of product and other revenues. Service revenue which is included in net revenues, generated from contracts for providing maintenance of equipment is amortized over the life of the agreement. All other service revenue is recognized at the time the service is completed. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.

Inventory
- ---------
Inventory consisted of the following at:

                                 September 30, 2004        June 30, 2004
                                 ------------------        -------------
  Raw materials                          $1,713,000           $1,448,000
  Work in process                           615,000              769,000
  Finished goods                          1,123,000              755,000
  Reserve                                  (561,000)            (502,000)
                                 ------------------        -------------
                                         $2,890,000           $2,470,000
                                 ==================        =============

Included in the Company's inventory reserve at September 30, 2004 and June 30, 2004 was $310,000 and $320,000, respectively, related to CryoSeal(R) FS System inventory products which is based on inventory levels in excess of current demand for the product. The remainder of the reserve relates to the BioArchive(R) System and ThermoLine(TM) inventory which have been identified as slow-moving or potentially obsolete.

Warranty
- --------
The Company offers a one-year warranty for parts only on all of its products. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

                               THERMOGENESIS CORP.
                    Notes to Financial Statements (Continued)
                               September 30, 2004
                                   (Unaudited)

Warranty (Continued)
- --------------------
Changes in the Company's product liability during the period are as follows:

       July 1, 2004 balance                                     $281,000
       Warranties issued during the period                        30,000
       Settlements made during the period                        (39,000)
       Changes in liability for pre-existing
         warranties during the period                            (18,000)
                                                                ---------
       September 30, 2004 balance                               $254,000
                                                                =========

Stock-Based Compensation
- ------------------------
The Company has adopted the disclosure provision for stock-based compensation of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123, but continues to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The Company's pro forma information is as follows:

                                                                    Three Months Ended
                                                                      September 30,
                                                               2004                   2003
                                                         ------------------    -------------------
Net loss, as reported                                         ($1,879,000)           ($1,239,000)
Add:  stock-based employee
   compensation expense included in
   reported net loss, net of related
   tax effects                                                     70,000                     --
Deduct:  total stock-based employee
   compensation expense determined
   under fair value method for all awards,
   net of related tax effects                                    (387,000)              (113,000)
                                                         ------------------    -------------------
Pro forma net loss                                            ($2,196,000)           ($1,352,000)
                                                         ==================    ===================

Basic and diluted net loss per share
     As reported                                                   ($0.04)                ($0.03)
     Pro Forma                                                     ($0.05)                ($0.03)

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
             for the Three Months Ended September 30, 2004 and 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
- --------------------------
This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company's actual results and could cause actual results for fiscal year 2005, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, and the risk factors listed from time to time in the Company's SEC reports, including, in particular, the factors and discussion in the Company's Form 10-K for its last fiscal year.

Introduction
- ------------
The Company designs and manufactures medical devices and disposables used for the distributed manufacturing of biologic products such as concentrated stem cells from umbilical cord blood, fibrin sealant and thrombin from placental/cord blood, peripheral blood, blood plasma and other related blood products. Initially the Company developed its ThermoLine products for ultra rapid freezing and thawing of blood components, which the Company distributes to blood banks and hospitals. After extensive research and development, two new technology platforms (the BioArchive System and the CryoSeal System) have evolved products which provide specific blood components to patients in need. We believe our future continued growth will depend on our success in developing increased awareness of the therapeutic benefits of our existing and future products. Consequently, our research and development efforts are critical to the future growth and profitability of our Company.

Beginning in late 1993, and with accelerated research and development efforts from 1996 to 1999, the Company completed development of the BioArchive and CryoSeal technology platforms, each of which will give rise to multiple medical products targeted at a number of different surgical and transplant indications. To achieve completion of these research projects, pursue regulatory clearance for the developed products and add experienced executive talent to launch the products required the consumption of considerable capital resources.

Prior to the development of our BioArchive and CryoSeal products, our revenue was derived principally from the sale of our blood plasma freezers and thawers. With the launch of our BioArchive System, we have realized significant revenue increases due to the sale of that equipment and the recurring sale of disposables used in the BioArchive Systems worldwide. We anticipate similar revenue increases from disposable sales related to the CryoSeal System as the installed base of units increase, however there is no assurance that this will occur.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
       for the Three Months Ended September 30, 2004 and 2003 (Continued)

Introduction (Continued)
- ------------------------
Our BioArchive Systems and related products are purchased predominantly by specialized cord blood stem cell banks. The sales in prior years were dependent on the very significant costs associated with starting up new stem cell banks as the science evolved. In more recent periods governmental funding and more clinical and public awareness of the therapeutic benefits from this stem cell treatment, have shortened the sales cycle and increased demand for our products. Consistent with the perception that governmental backing and funding will accelerate the demand for the products, the Company has incurred expenses to promote federal financing to increase the inventory of high quality cord blood units manufactured by a network of FDA-approved cord blood banks. Although legislation appropriating $10 million passed in January 2004 and additional authorizing legislation is pending, there is no certainty that the authorizing legislation will ultimately pass or that if it passes, it will result in a corresponding increase in our revenues due to cord blood banks who receive the funds deciding to purchase our BioArchive System.

The Company's CryoSeal FS System produces autologous fibrin sealant from a single unit of human plasma. Our CryoSeal System is still in U.S. clinical trials, and there are no sales in the U.S. pending completion of the trial and the required FDA approval following pre-market application ("PMA") submission. The Company has received CE approval for the system enabling its sale and use in Europe, although sales into individual countries under cost reimbursement structures often requires some supporting clinical usage. We have, through our distribution partner in Europe, undertaken many of those clinical studies and, upon completion, will pursue a more aggressive marketing plan. In Japan, our distributor, Asahi Medical Co. Ltd., has recently completed enrollment in their pivotal clinical trials and is expected to file their PMA soon. In Canada, field trials are underway to provide a cost justification for federal reimbursement to hospitals that use the product. In Brazil, field trials have begun to establish training and demonstration with selected customers. Several similar field trials are at various stages throughout Europe.

The Company's new product development efforts are focused on two products this year, the DAC (TM) System for semi-automated separation of blood into components and the Thrombin Processing Device ("TPD"). The TPD is a stand-alone disposable which produces autologous thrombin from approximately 11ml of the patient's plasma. Thrombin is used for topical hemostatis and releasing growth factors from platelets. The Company anticipates releasing the TPD in Europe in the third quarter of fiscal 2005. In order to sell in the U.S., the Company requires FDA clearance which is being pursued.

The DAC System is an innovative product which semi-automates the separation of whole blood. The System includes a compact battery powered device and a proprietary disposable bag set. We expect the DAC System disposable processing bag set to generate recurring revenues to the Company. Included in the set is a 25 ml freezing bag which can be archived in the BioArchive System. The Company has submitted an application for FDA clearance to market the DAC System. The Company anticipates beta site market launch in the third quarter of fiscal 2005.

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying financial statements.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
       for the Three Months Ended September 30, 2004 and 2003 (Continued)

Critical Accounting Policies
- ----------------------------
The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, warranties, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition:
The Company recognizes revenue in accordance with the provisions of SAB No. 104 and EITF 00-21. For licensing arrangements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the upfront fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor's history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue on the sell-in method with its distributors.

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

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
       for the Three Months Ended September 30, 2004 and 2003 (Continued)

Critical Accounting Policies (Continued)
- ----------------------------------------
Inventory Reserve:
The Company plans inventory procurement and production based on orders received, forecasted demand and supplier requirements. The Company writes down its inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and its net realizable value based upon estimates about future demand from our customers and distributors and market conditions. Because some of the Company's products are highly dependent on government and third-party funding, current customer use and validation, and completion of regulatory and field trials, there is a risk that we will forecast incorrectly and purchase or produce excess inventory. As a result, actual demand may differ from forecasts, and such a difference may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory. This inventory risk may be further compounded for the CryoSeal family of products because they are at initial market introduction and market acceptance will depend upon the customer accepting the products as clinically useful, reliable, accurate and cost effective compared to existing and future products and completion of required clinical or field acceptance trials.

Results of Operations
- ---------------------
Results of Operations for the Three Months Ended September 30, 2004 as Compared to the Three Months Ended September 30, 2003

Net Revenues:
Net revenues for the three months ended September 30, 2004 were $2,397,000 compared to $2,143,000 for the three months ended September 30, 2003 an increase of $254,000 or 12%. BioArchive product line revenues were $1,621,000 for the three months ended September 30, 2004, compared to $1,402,000 for the three months ended September 30, 2003, an increase of $219,000 or 16%. There were five BioArchives shipped in the first quarter fiscal 2005. Four were recognized in revenue upon shipment and one is being accounted for as an operating lease. There were four BioArchives recognized in revenue in the first quarter of fiscal 2004. Included in the BioArchive product line revenues noted above was $713,000 generated from the sales of disposables for the first quarter of fiscal 2005, an increase of $150,000 or 27% over the prior year first quarter. Revenues generated by the CryoSeal product line for the three months ended September 30, 2004 were $106,000 compared to $43,000 for the three months ended September 30, 2003. Three CryoSeal devices were sold in the first quarter of fiscal 2005; none were sold in the first quarter of fiscal 2004. The three devices were sold to our distributor in Europe. ThermoLine revenues were $562,000 for the first quarter of fiscal 2005, a decrease of $66,000 from the first quarter of 2004. The decrease is due to a reduction in freezer units covered under a service contract with ZLB, formerly Aventis. Additionally, the Company was notified by ZLB that the last month of the service contract would be October 2004. The monthly revenue associated with this service contract is currently $30,000.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
       for the Three Months Ended September 30, 2004 and 2003 (Continued)

Results of Operations (Continued)
- ---------------------------------
The following represents the Company's cumulative BioArchive devices placed into the following geographies:

                                                      September 30,
                                                  2004           2003
                                               ----------    -----------
               United States                       19             17
               Asia                                40             30
               Europe                              24             16
               Rest of World                       14              7
                                               ----------    -----------
                                                   97             70
                                               ==========    ===========

Cost of Revenues:
Cost of revenues as a percent of revenues was approximately 67% for the three months ended September 30, 2004, as compared to 73% for the corresponding fiscal 2004 period. The decrease in the cost of revenues percentage is primarily due to the volume increase of BioArchive disposables. The volume increase in BioArchive disposables, specifically canisters, increased the gross margin by approximately $90,000.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses for the three months ended September 30, 2004 increased $298,000 or 26% from the corresponding fiscal 2004 period. The increase is due to additional positions in both accounting and the European sales force, salary increases from year to year and an increase in professional fees due to outside accounting and consulting fees in connection with the Sarbanes-Oxley Act of 2002.

Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.

Research and development expenses for the three months ended September 30, 2004 increased $570,000 or 82% from the corresponding fiscal 2004 period. The increase is due to an increase in personnel, specifically, engineering and clinical affairs, including the new Vice President of Research and Development and design and development services for new product development of the DAC System. Personnel were added to our electrical, software and mechanical engineering staff to assure that ongoing product development efforts meet our 3 Year Business Plan milestones. The costs associated with the Cryoseal FS human clinical trials were $283,000 for the quarter ended September 30, 2004.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
       for the Three Months Ended September 30, 2004 and 2003 (Continued)

Liquidity and Capital Resources
- -------------------------------
At September 30, 2004, the Company had a cash balance of $14,961,000, and working capital of $18,316,000. This compares to a cash balance of $16,612,000 and working capital of $19,798,000 at June 30, 2004. The cash was used to fund operations and other cash needs of the Company. This was offset by the exercise of stock options and warrants of $464,000. In addition to product revenues, we have primarily financed our operations through the private placement of equity securities. Since its inception, the Company has raised approximately $72 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of September 30, 2004, the Company has no off-balance sheet arrangements.

Net cash used in operating activities for the three months ended September 30, 2004 was $2,059,000, primarily due to the net loss of $1,879,000. Inventory utilized $543,000 of cash as a result of purchasing materials and building up inventory in order to ensure a more even manufacturing workload throughout the year. Accounts payable utilized $301,000 in cash due to payments to vendors for the CryoSeal clinical trials and the Enterprise Resource Planning ("ERP") system. Accrued liabilities utilized $283,000 of cash primarily due to the payment of commissions to distributors and a decrease in warranty reserves.

At September 30, 2004, the Company has $1.9 million outstanding in cancelable orders to purchase inventory, supplies and services for use in normal business operations and no significant outstanding capital commitments. Additionally, the Company has a contract with an OEM vendor to purchase $8.7 million of inventory through fiscal 2009.

Backlog
- -------
The Company's cancelable backlog at September 30, 2004 was $264,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
- ------------------------------------------------------------------
All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. The Company has no significant long-term debt or investments and therefore is not subject to interest rate risk.

Item 4. Controls and Procedures
- -------------------------------
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of our first fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                    (b) Reports on Form 8-K
                        A report on Form 8-K for the event dated September 10, 2004 was filed on September 10, 2004 announcing the fourth quarter and year-end results for the fiscal year ending June 30, 2004.

                               THERMOGENESIS CORP.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THERMOGENESIS CORP.
                                    (Registrant)

Dated: November 8, 2004             /s/ Philip H. Coelho
                                    --------------------------------------------
                                    Philip H. Coelho
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Renee M. Ruecker
                                    --------------------------------------------
                                    Renee M. Ruecker
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)