Form 10-Q
period 2004-12-31
THERMOGENESIS CORP
filed 2005-02-09
CIK 811212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


  X      Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the Securities
  -       Exchange Act of 1934 for the quarterly period ended December 31, 2004.

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _________ to ____________.


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

The number of shares of the registrant's common stock, $0.001 par value, outstanding on January 31, 2005 was 45,798,645.

                               THERMOGENESIS CORP.


                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I   Financial Information

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at December 31, 2004 and June 30, 2004 ................3

         Statements of Operations for the Three and Six
           Months ended December 31, 2004 and 2003 ............................5

         Statements of Cash Flows for the Six Months
           Ended December 31, 2004 and 2003 ...................................6

         Notes to Financial Statements ........................................7

Item 2.  Management's Discussion and Analysis of
           Financial Condition & Results of Operations........................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........18

Item 4.  Controls and Procedures..............................................18

Part II  Other Information

Item 1.  Legal................................................................19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........19
Item 3.  Default Upon Senior Securities.......................................19
Item 4.  Submission of Matters to a Vote of Security Holders..................19
Item 5.  Other Information....................................................19
Item 6.  Exhibits.............................................................19

Signatures ...................................................................20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                               THERMOGENESIS CORP.
                                 Balance Sheets
                                   (Unaudited)


                                                                    December 31,               June 30,
                                                                        2004                     2004
                                                                ---------------------    ---------------------
ASSETS

Current Assets:

  Cash and cash equivalents                                              $13,022,000              $16,612,000

  Accounts receivable, net of allowance for
    doubtful accounts of $45,000
    ($61,000 at June 30, 2004)                                             2,598,000                3,107,000

  Inventories                                                              3,035,000                2,470,000

  Other current assets                                                       617,000                  582,000
                                                                ---------------------    ---------------------

     Total current assets                                                 19,272,000               22,771,000

Equipment, at cost less accumulated depreciation
   of $2,539,000 ($2,383,000 at June 30, 2004)                             1,241,000                1,146,000

Other assets                                                                 149,000                  197,000
                                                                ---------------------    ---------------------

                                                                         $20,662,000              $24,114,000
                                                                =====================    =====================

                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                             Balance Sheets (Cont'd)
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                                 December 31,              June 30,
                                                                         2004                    2004
                                                                  --------------------    -------------------

Current liabilities:

     Accounts payable                                                    $1,158,000             $1,709,000

     Accrued payroll and related expenses                                   328,000                287,000

     Accrued liabilities                                                    580,000                835,000

     Deferred revenue                                                       145,000                142,000
                                                                  --------------------    -------------------

        Total current liabilities                                         2,211,000              2,973,000

Long-term portion of capital lease obligations and note
   payable                                                                   17,000                 21,000

Deferred revenue                                                             86,000                152,000

Commitments and contingencies

Stockholders' equity:

  Preferred stock, $0.001 par value; 2,000,000
   shares authorized; Series A convertible
   preferred stock, 1,077,540 shares issued, 110,000
   outstanding (126,000 outstanding at June 30,
   2004) ($1,090,976 aggregate involuntary
   liquidation value at December 31, 2004)                                      --                     --

  Common stock, $0.001 par value; 50,000,000
    shares authorized; 45,233,533 issued and
    outstanding (44,711,871 at June 30, 2004)                                45,000                 45,000

  Paid in capital in excess of par                                       81,604,000             80,413,000

  Deferred stock compensation                                               (91,000)                   --

  Accumulated deficit                                                   (63,210,000)           (59,490,000)
                                                                  --------------------    -------------------

        Total stockholders' equity                                       18,348,000             20,968,000
                                                                  --------------------    -------------------

                                                                        $20,662,000            $24,114,000
                                                                  ====================    ===================

                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended                        Six Months Ended
                                                                December 31,                             December 31,
                                                         2004                 2003                 2004                2003
                                                    ----------------    -----------------    -----------------    ----------------

Net revenues                                            $2,954,000           $2,500,000           $5,351,000          $4,643,000

Cost of revenues                                         2,004,000            1,698,000            3,621,000           3,252,000
                                                    ----------------    -----------------    -----------------    ----------------

    Gross profit                                           950,000              802,000            1,730,000           1,391,000
                                                    ----------------    -----------------    -----------------    ----------------

Expenses:

    Selling, general and administrative                  1,452,000            1,285,000            2,886,000           2,421,000

    Research and development                             1,395,000              748,000            2,664,000           1,447,000
                                                    ----------------    -----------------    -----------------    ----------------

       Total operating expenses                          2,847,000            2,033,000            5,550,000           3,868,000

Interest and other income, net                              56,000                8,000              100,000              15,000
                                                    ----------------    -----------------    -----------------    ----------------

Net loss                                               ($1,841,000)         ($1,223,000)         ($3,720,000)        ($2,462,000)
                                                    ================    =================    =================    ================

Per share data:

Basic and diluted net loss per common
   share                                                    ($0.04)              ($0.03)              ($0.08)             ($0.06)
                                                    ================    =================    =================    ================

Shares used in computing per share data                 45,100,050           40,265,493           45,011,948          39,862,971
                                                    ================    =================    =================    ================


                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows
                   Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                                              2004                2003
                                                                         ----------------    ----------------
Cash flows from operating activities:
    Net loss                                                                ($3,720,000)        ($2,462,000)

    Adjustments to reconcile net loss to net cash used in operating activities:

       Stock compensation expense                                               116,000              20,000
       Depreciation and amortization                                            167,000             132,000
       Loss on retirement of equipment                                               --              10,000
       Net change in operating assets and liabilities:
          Accounts receivable                                                   509,000             (66,000)
          Inventories                                                          (710,000)           (182,000)
          Other current assets                                                  (35,000)            183,000
          Other assets                                                           48,000              (3,000)
          Accounts payable                                                     (551,000)             (1,000)
          Accrued payroll and related expenses                                   41,000               9,000
          Deferred revenue                                                      (63,000)            (59,000)
          Accrued liabilities                                                  (243,000)            140,000
                                                                         ----------------    ----------------

       Net cash used in operating activities                                 (4,441,000)         (2,279,000)
                                                                         ----------------    ----------------

Cash flows from investing activities:
    Capital expenditures                                                       (117,000)           (492,000)
                                                                         ----------------    ----------------

       Net cash used in investing activities                                   (117,000)           (492,000)
                                                                         ----------------    ----------------

Cash flows from financing activities:
    Payments on capital lease obligations and note payable                      (16,000)            (12,000)
    Exercise of stock options and warrants                                      984,000           4,233,000
                                                                         ----------------    ----------------

       Net cash provided by financing activities                                968,000           4,221,000
                                                                         ----------------    ----------------
Net increase (decrease) in cash and cash equivalents                         (3,590,000)          1,450,000

Cash and cash equivalents at beginning of period                             16,612,000           6,815,000
                                                                         ----------------    ----------------
Cash and cash equivalents at end of period                                  $13,022,000          $8,265,000
                                                                         ================    ================

Supplemental non-cash flow information:
    Transfer of inventory to equipment                                         $145,000                  --
                                                                         ================    ================
    Surrender of stock to exercise options                                           --            $656,000
                                                                         ================    ================

                 See accompanying notes to financial statements

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                                December 31, 2004
                                   (Unaudited)

Interim Reporting
-----------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

The balance sheet at June 30, 2004, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                December 31, 2004
                                   (Unaudited)

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

Inventories
-----------

Inventories consisted of the following at:

                                                         December 31, 2004          June 30, 2004
                                                         -----------------          -------------
                  Raw materials                                 $1,607,000             $1,448,000
                  Work in process                                  884,000                769,000
                  Finished goods                                 1,123,000                755,000
                  Reserve                                         (579,000)              (502,000)
                                                         ------------------         --------------
                                                                $3,035,000             $2,470,000
                                                         ==================         ==============

Included in the Company's inventory reserve at December 31, 2004 and June 30, 2004 was $337,000 and $320,000, respectively, related to CryoSeal(R) FS System inventory products which is based on inventory levels in excess of current demand for the product. The remainder of the reserve relates to the BioArchive(R) System and ThermoLine(TM) inventory which have been identified as slow-moving or potentially obsolete.

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

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                December 31, 2004
                                   (Unaudited)

Warranty (Cont'd)
-----------------

Changes in the Company's product liability during the period are as follows:

                   July 1, 2004 balance                  $281,000
                   Warranties issued during the period    104,000
                   Settlements made during the period (64,000) Changes in liability for pre-existing warranties during the period,
                    including expirations                 (69,000)
                                                         ---------
                   Balance at December 31, 2004          $252,000
                                                         =========

Stock-Based Compensation
------------------------

The Company has adopted the disclosure provision for stock-based compensation of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which was released in December 2002 as an amendment of SFAS No. 123, but continues to account for such items using the intrinsic value method as outlined under accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The Company's pro forma information is as follows:


                                                    Three Months Ended                     Six Months Ended
                                                       December 31,                          December 31,
                                                  2004              2003               2004               2003
                                             ---------------    --------------     --------------    ---------------
Net loss, as reported                          ($1,841,000)      ($1,223,000)       ($3,720,000)       ($2,462,000)
Add:  stock-based employee
   compensation expense included in
   reported net loss, net of related tax
   effects                                          14,000                --             84,000                 --
Deduct:  total stock-based employee
   compensation expense determined
   under fair value method for all awards,
   net of related tax effects                     (241,000)         (149,000)          (628,000)          (262,000)
                                             ---------------    --------------     --------------    ---------------
Pro forma net loss                             ($2,068,000)      ($1,372,000)       ($4,264,000)       ($2,724,000)
                                             ===============    ==============     ==============    ===============

Basic and diluted net loss per share
     As reported                                    ($0.04)           ($0.03)            ($0.08)            ($0.06)
     Pro Forma                                      ($0.05)           ($0.03)            ($0.09)            ($0.07)


                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                December 31, 2004
                                   (Unaudited)

Recent Accounting Pronouncements
--------------------------------

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 ("Statement 123(R)"), (revised 2004), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. We expect to adopt Statement 123(R) on July 1, 2005. The Company has not determined the method in which it will adopt Statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on the Company's results of operations, although it will have no impact on the Company's overall cash position. The Company is currently evaluating the impact of the adoption of Statement 123(R).

Subsequent Event
----------------

On December 21, 2004, the Company issued a "Notice of Automatic Conversion" to the remaining Series A Preferred stockholders. Effective 20 days from receipt of the notice, each of the remaining shares of Series A Preferred Stock was converted into 5 shares of the Company's common stock. The Series A Certificate of Designation states that each share of Series A Preferred Stock shall, at the option of the Company, be automatically converted to five shares of the Company's common stock if the shares of common stock trade at or above $5 per share for 30 consecutive trading days. As of December 21, 2004, the Company's common stock traded at or above $5 per share for 30 consecutive trading days. In January 2005, there were 110,000 shares of Series A Preferred Stock outstanding, which were converted into 550,000 shares of common stock.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
          for the Three and Six Months Ended December 31, 2004 and 2003

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Prior to the development of our BioArchive and CryoSeal products, our revenue was derived principally from the sale of our blood plasma freezers and thawers. With the launch of our BioArchive System, we have realized significant revenue increases due to the sale of that equipment and the recurring sale of disposables used in the BioArchive Systems worldwide. We anticipate similar revenue increases from disposable sales related to the CryoSeal System as the installed base of units increase; however, there is no assurance that this will occur.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
       for the Three Months Ended September 30, 2004 and 2003 (Cont'd)

Introduction (Cont'd)
---------------------
Our BioArchive Systems and related products are purchased predominantly by specialized cord blood stem cell banks. The sales in prior years were dependent on the very significant costs associated with starting up new stem cell banks as the science evolved. In more recent periods governmental funding and more clinical and public awareness of the therapeutic benefits from this stem cell treatment, have shortened the sales cycle and increased demand for our products. Consistent with the perception that governmental backing and funding will accelerate the demand for the products, the Company has incurred expenses to promote federal financing to increase the inventory of high quality cord blood units manufactured by a network of FDA-approved cord blood banks. Although legislation appropriating $10 million passed in January 2004 and additional authorizing legislation is pending, there is no certainty that the authorizing legislation will ultimately pass or that if it passes, it will result in a corresponding increase in our revenues due to cord blood banks who receive the funds deciding to purchase our BioArchive System.

The Company's CryoSeal FS System produces autologous fibrin sealant from a single unit of human plasma. Our CryoSeal System is still in U.S. clinical trials, and there are no sales in the U.S. pending completion of the trial and the required FDA approval following pre-market application ("PMA") submission. The Company has received CE approval for the system enabling its sale and use in Europe, although sales into individual countries under cost reimbursement structures often requires some supporting clinical usage. We have, through our distribution partner in Europe, undertaken many of those clinical studies and, upon completion, will pursue a more aggressive marketing plan. In Japan, our distributor, Asahi Medical Co. Ltd., has recently completed enrollment in their pivotal clinical trials and is expected to file its PMA soon. In Canada, field trials are underway to provide a cost justification for federal reimbursement to hospitals that use the product. In Brazil, field trials have begun to establish training and demonstration with selected customers. Several similar field trials are at various stages throughout Europe.

The Company's new product development efforts are focused on two products this year, the DAC System for semi-automated separation of blood into components and the Thrombin Processing Device ("TPD"). The TPD is a stand-alone disposable which produces autologous thrombin from approximately 11ml of the patient's plasma. Thrombin is used for topical hemostatis and releasing growth factors from platelets. The Company anticipates releasing the TPD in Europe in the fourth quarter of fiscal 2005, previously planned for the third quarter of fiscal 2005. In order to sell in the U.S., the Company requires FDA clearance which is being pursued.

The DAC System is an innovative product which semi-automates the separation of whole blood. The System includes a compact battery powered device and a proprietary disposable bag set. We expect the DAC System disposable processing bag set to generate recurring revenues to the Company. Included in the set is a 25 ml freezing bag which can be archived in the BioArchive System. The Company anticipates beta site market launch in the third quarter of fiscal 2005 assuming no changes in regulatory requirements to market the device.

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying financial statements.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
     for the Three and Six Months Ended December 31, 2004 and 2003 (Cont'd)

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

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
         for the Three Months Ended September 30, 2004 and 2003 (Cont'd)

Critical Accounting Policies (Cont'd)
-------------------------------------

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

Results of Operations
---------------------

Results of Operations for the Three Months Ended December, 31 2004 as Compared to the Three Months Ended December 31, 2003

Net Revenues:
Revenues for the three months ended December 31, 2004 were $2,954,000 compared to $2,500,000 for the three months ended December 31, 2003, an increase of $454,000 or 18%. Revenues generated by the BioArchive product line were $2,123,000 for the three months ended December 31, 2004, compared to $1,595,000 for the corresponding fiscal 2004 period, an increase of $528,000 or 33%. There were seven BioArchive devices shipped in the second quarter of fiscal 2005 versus six in the second quarter of fiscal 2004. Included in the BioArchive product line revenues noted above was $695,000 generated from the sales of disposables for the second quarter of fiscal 2005, an increase of $237,000 or 52% over the prior year second quarter. Revenues generated by the CryoSeal product line for the three months ended December 31, 2004 were $125,000 versus $172,000 for the three months ended December 31, 2003, a decrease of $47,000. The decrease is due to disposable sales as the conversion of evaluation units to routine disposable usage has been slower than expected.

The following represents the Company's cumulative BioArchive devices sold into the following geographies:

                                                           December 31,
                                                       2004           2003
                                                    ----------    -----------
                    United States                       21             17
                    Asia                                40             31
                    Europe                              24             20
                    Rest of World                       19              8
                                                    ----------    -----------
                                                       104             76
                                                    ==========    ===========

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
     for the Three and Six Months Ended December 31, 2004 and 2003 (Cont'd)

Results of Operations (cont'd)
------------------------------

Cost of Revenues:
Cost of revenues as a percent of revenues was 68% for the three months ended December 31, 2004, as compared to 68% for the corresponding fiscal 2004 period. The cost of revenues percentage is consistent primarily due to the volume increase of BioArchive disposables being offset by slightly higher costs for labor and materials.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $1,452,000 for the three months ended December 31, 2004 compared to $1,285,000 for the fiscal 2004 period, an increase of $167,000 or 13%. The increase is primarily due to an increase in legal fees for new contracts and patent issues, year to year increases in salary and related benefits and sales and marketing consultants.

Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.

Research and development expenses for the three months ended December 31, 2004 were $1,395,000 compared to $748,000 for the corresponding fiscal 2004 period, an increase of $647,000 or 86%. The increase is due to an increase in personnel, specifically, engineering and clinical affairs, including the new Vice President of Research and Development and design and development services for new product development of the DAC System. Personnel were added to our electrical, software and mechanical engineering staff to assure that ongoing product development efforts meet our Business Plan milestones. The costs associated with the CryoSeal FS human clinical trials increased to $366,000 for the quarter ended December 31, 2004 from $295,000 for the quarter ended December 31, 2003. Management believes that product development and refinement is essential to maintaining the Company's market position. Therefore, the Company considers these costs as continuing costs of doing business. No assurances can be given that the products or markets recently developed or under development will be successful.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
     for the Three and Six Months Ended December 31, 2004 and 2003 (Cont'd)

Results of Operations (cont'd)
------------------------------

Results of Operations for the Six Months Ended December, 31 2004 as Compared to the Six Months Ended December 31, 2003

Net Revenues:
Revenues for the six months ended December 31, 2004 were $5,351,000 compared to $4,643,000 for the fiscal 2004 period, an increase of $708,000 or 15%. BioArchive revenues were $3,743,000 for the six months ended December 31, 2004, compared to $3,001,000 for the corresponding fiscal 2004 period, an increase of $742,000 or 25%. There were 12 BioArchive devices shipped in the six months ended December 31, 2004. Eleven were recognized in revenue upon shipment and one is being accounted for as an operating lease. There were ten BioArchives recognized in revenue in the first six months of fiscal 2004. Included in the BioArchive product line revenues noted above was $1,389,000 generated from the sales of disposables for the first six months of fiscal 2005, an increase of $375,000 or 37% over the fiscal 2004 comparable period. Revenues generated by the CryoSeal product line for the six months ended December 31, 2004 were $231,000 versus $210,000 for the six months ended December 31, 2003. There were six devices sold in the six months ended December 31, 2004 versus three in the comparable prior year period. The six devices were sold to our distributor in Europe.

Cost of Revenues:
Cost of revenues as a percent of revenues was 68% for the six months ended December 31, 2004, as compared to 70% for the corresponding fiscal 2004 period. The decrease in the cost of revenues percentage is primarily due to the volume increase of BioArchive disposables. The volume increase in BioArchive disposables, specifically, canisters, increased the gross margin by approximately $100,000.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses for the six months ended December 31, 2004 were $2,886,000 versus $2,421,000 for the corresponding fiscal 2004 period, an increase of $465,000 or 19%. The increase is due to additional positions in both accounting and the European sales force, salary increases from year to year and an increase in professional fees due to outside accounting and consulting fees in connection with the Sarbanes-Oxley Act of 2002 ("SOX").

Research and Development Expenses:
Research and development expenses for the six months ended December 31, 2004 were $2,664,000 compared to $1,447,000 for the corresponding fiscal 2004 period, an increase of $1,217,000 or 84%. The increase is due to an increase in personnel, specifically, engineering and clinical affairs, including the new Vice President of Research and Development and design and development services for new product development of the DAC System. Personnel were added to our electrical, software and mechanical engineering staff to assure that ongoing product development efforts meet our Business Plan milestones.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
     for the Three and Six Months Ended December 31, 2004 and 2003 (Cont'd)

Liquidity and Capital Resources
-------------------------------

At December 31, 2004, the Company had a cash balance of $13,022,000, and working capital of $17,061,000. This compares to a cash balance of $16,612,000 and working capital of $19,798,000 at June 30, 2004. The cash was used to fund operations and other cash needs of the Company. This was offset by the exercise of stock options and warrants of $984,000. In addition to product revenues, we have primarily financed our operations through the private placement of equity securities. Since its inception, the Company has raised approximately $72.9 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of December 31, 2004, the Company has no off-balance sheet arrangements.

Net cash used in operating activities for the six months ended December 31, 2004 was $4,441,000, primarily due to the net loss of $3,720,000. Accounts receivable generated $509,000 of cash as a due to collections of outstanding customer balances. Inventory utilized $710,000 of cash as a result of purchasing materials and building up inventory in order to ensure a more even manufacturing workload throughout the year. Accounts payable utilized $551,000 in cash due to payments to vendors for the CryoSeal clinical trials and the Enterprise Resource Planning ("ERP") system. Accrued liabilities utilized $243,000 of cash primarily due to the payment of commissions to distributors and a decrease in warranty reserves as the actual expenses incurred have been lower than historical expenses.

At December 31, 2004, the Company has $1.8 million outstanding in cancelable orders to purchase inventory, supplies and services for use in normal business operations and no significant outstanding capital commitments. Additionally, the Company has a contract with an OEM vendor to purchase $8.7 million of inventory through fiscal 2009.

Backlog
-------

The Company's cancelable backlog at December 31, 2004 was $630,000.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
     for the Three and Six Months Ended December 31, 2004 and 2003 (Cont'd)

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

Item 4. Controls and Procedures
-------------------------------

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of our first fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the second quarter of fiscal 2005, the Company implemented a new Enterprise Resource Planning (ERP) software system which includes an integrated general ledger, accounts receivable/payable, inventory and MRP modules. The new system was implemented to support the Company's future growth and assist in the SOX 404 compliance effort.

PART II -  OTHER INFORMATION

Item 1.        Legal.
               In the normal course of operations, the Company may have disagreements or disputes with vendors or employees. These disputes are seen by the Company's management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on the Company's financial position, results of operations or cash flows.

Item 2.        Unregistered  Sales  of  Equity  Securities  and Use of Proceeds.
               None.

Item 3.        Defaults upon Senior Securities.
               None.

Item 4. Submission of Matters to a Vote of Security Holders. Election of directors at the Annual Meeting of Stockholders held on December 13, 2004. All of management's nominees were elected to the board of directors.
Proposal #1
               Election of  Directors    For              Withhold
               ----------------------    ---              --------
               Philip H. Coelho          31,512,006       6,497,189
               George J. Barry           36,359,236       1,649,959
               Hubert  Huckel            36,346,707       1,662,488
               Patrick McEnany           36,196,738       1,812,457
               Kevin Simpson             31,341,520       6,667,675

Proposal #2    Approval of amendment to increase the number of shares  available for  grant  under the 2002 Independent Directors Equity Incentive
               Plan by 100,000 shares.

                   For          Against          Abstain
                   ---          --------         -------
               17,368,767       2,829,780        200,851

Item 5.        Other Information.
               None.

Item 6.        Exhibits
               31.1 Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
               31.2  Certification by the Principal  Financial  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002.
               32    Certification of Principal Executive  Officer and Principal
                     Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                               THERMOGENESIS CORP.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THERMOGENESIS CORP.
                                    (Registrant)

Dated: February 8, 2005
                                    /s/ Philip H. Coelho
                                    --------------------------------------------
                                    Philip H. Coelho
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Renee M. Ruecker
                                    --------------------------------------------
                                    Renee M. Ruecker
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)