Form 10-Q
period 2005-03-31
THERMOGENESIS CORP
filed 2005-05-10
CIK 811212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


   X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  ---     Exchange Act of 1934 for the quarterly period ended March 31, 2005.

                                       or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to
          _______________.


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

The number of shares of the registrant's common stock, $0.001 par value, outstanding on April 27, 2005 was 45,848,903.

                               THERMOGENESIS CORP.


                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I   Financial Information

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at March 31, 2005 and June 30, 2004 ...................3

         Statements of Operations for the Three and Nine
           Months ended March 31, 2005 and 2004 ...............................5

         Statements of Cash Flows for the Nine Months
           Ended March 31, 2005 and 2004 ......................................6

         Notes to Financial Statements ........................................7

Item 2. Management's Discussion and Analysis of
           Financial Condition & Results of Operations........................11

Item 3. Quantitative and Qualitative Disclosures about Market Risk............18

Item 4. Controls and Procedures...............................................18

Part II Other Information

Item 1. Legal.................................................................19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........19
Item 3. Default Upon Senior Securities........................................19
Item 4. Submission of Matters to a Vote of Security Holders...................19
Item 5. Other Information.....................................................19
Item 6. Exhibits..............................................................19

Signatures....................................................................20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
----------------------------------------

                               THERMOGENESIS CORP.
                                 Balance Sheets
                                   (Unaudited)


                                                                     March 31,                 June 30,
                                                                        2005                     2004
                                                                ---------------------    ---------------------
ASSETS

Current Assets:

  Cash and cash equivalents                                              $10,862,000              $16,612,000

  Accounts receivable, net of allowance for
    doubtful accounts of $34,000
    ($61,000 at June 30, 2004)                                             2,400,000                3,107,000

  Inventories                                                              3,724,000                2,470,000

  Other current assets                                                       668,000                  582,000
                                                                ---------------------    ---------------------

     Total current assets                                                 17,654,000               22,771,000

Equipment, at cost less accumulated depreciation
   of $2,627,000 ($2,383,000 at June 30, 2004)                             1,145,000                1,146,000

Other assets                                                                  48,000                  197,000
                                                                ---------------------    ---------------------

                                                                         $18,847,000              $24,114,000
                                                                =====================    =====================


                 See accompanying notes to financial statements.


                               THERMOGENESIS CORP.
                             Balance Sheets (Cont'd)
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                                   March 31,               June 30,
                                                                         2005                    2004
                                                                  --------------------    -------------------

Current liabilities:

     Accounts payable                                                    $1,391,000             $1,709,000

     Accrued payroll and related expenses                                   217,000                287,000

     Accrued liabilities                                                    622,000                835,000

     Deferred revenue                                                       180,000                142,000
                                                                  --------------------    -------------------

        Total current liabilities                                         2,410,000              2,973,000

Long-term portion of capital lease obligations and note
   payable                                                                   15,000                 21,000

Deferred revenue                                                             64,000                152,000

Commitments and contingencies

Stockholders' equity:

  Preferred stock, $0.001 par value; 2,000,000 shares authorized; Series A convertible preferred stock, 1,077,540 shares issued, none outstanding
    (126,000 outstanding at June 30,
    2004)                                                                        --                     --

  Common stock, $0.001 par value; 50,000,000
    shares authorized; 45,843,549 issued and
    outstanding (44,711,871 at June 30, 2004)                                46,000                 45,000

  Paid in capital in excess of par                                       81,709,000             80,413,000

  Deferred stock compensation                                               (70,000)                    --

  Accumulated deficit                                                   (65,327,000)           (59,490,000)
                                                                  --------------------    -------------------

        Total stockholders' equity                                       16,358,000             20,968,000
                                                                  --------------------    -------------------

                                                                        $18,847,000            $24,114,000
                                                                  ====================    ===================

                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended                        Nine Months Ended
                                                                 March 31,                                 March 31,
                                                         2005                 2004                 2005                 2004
                                                    ----------------    -----------------    -----------------    ------------------

Net revenues                                            $1,727,000           $3,367,000           $7,078,000            $8,010,000

Cost of revenues                                         1,273,000            2,200,000            4,894,000             5,452,000
                                                    ----------------    -----------------    -----------------    ------------------

    Gross profit                                           454,000            1,167,000            2,184,000             2,558,000
                                                    ----------------    -----------------    -----------------    ------------------

Expenses:

    Selling, general and administrative                  1,346,000            1,341,000            4,232,000             3,762,000

    Research and development                             1,277,000            1,057,000            3,941,000             2,504,000
                                                    ----------------    -----------------    -----------------    ------------------

       Total operating expenses                          2,623,000            2,398,000            8,173,000             6,266,000

Interest and other income, net                              52,000               13,000              152,000                28,000
                                                    ----------------    -----------------    -----------------    ------------------

Net loss                                               ($2,117,000)         ($1,218,000)         ($5,837,000)          ($3,680,000)
                                                    ================    =================    =================    ==================

Per share data:

Basic and diluted net loss per common
   share                                                    ($0.05)              ($0.03)              ($0.13)               ($0.09)
                                                    ================    =================    =================    ==================

Shares used in computing per share data                 45,824,946           42,742,891           45,282,947            40,822,944
                                                    ================    =================    =================    ==================


                 See accompanying notes to financial statements.

                               THERMOGENESIS CORP.
                            Statements of Cash Flows
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                              2005                2004
                                                                         ----------------    ----------------
Cash flows from operating activities:
    Net loss                                                                ($5,837,000)        ($3,680,000)

    Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and amortization                                            265,000             209,000
       Stock compensation expense                                               129,000              30,000
       Loss on retirement of equipment                                            3,000              10,000
       Net change in operating assets and liabilities:
          Accounts receivable                                                   707,000            (149,000)
          Inventories                                                        (1,399,000)           (260,000)
          Other current assets                                                   64,000             123,000
          Other assets                                                           (1,000)              1,000
          Accounts payable                                                     (318,000)            379,000
          Accrued payroll and related expenses                                  (70,000)                 --
          Deferred revenue                                                      (50,000)            (53,000)
          Accrued liabilities                                                  (201,000)            429,000
                                                                         ----------------    ----------------

       Net cash used in operating activities                                 (6,708,000)         (2,961,000)
                                                                         ----------------    ----------------

Cash flows from investing activities:
    Capital expenditures                                                       (143,000)            (621,000)
    Proceeds from sale of equipment                                              21,000                   --
                                                                         ----------------    ----------------

       Net cash used in investing activities                                   (122,000)            (621,000)
                                                                         ----------------    ----------------

Cash flows from financing activities:
    Payments on capital lease obligations and note payable                      (18,000)             (13,000)
    Exercise of stock options and warrants                                    1,098,000            5,073,000
    Issuance of common stock                                                         --            9,777,000
                                                                         ----------------    ----------------

       Net cash provided by financing activities                              1,080,000           14,837,000
                                                                         ----------------    ----------------
Net (decrease) increase in cash and cash equivalents                         (5,750,000)          11,255,000

Cash and cash equivalents at beginning of period                             16,612,000            6,815,000
                                                                         ----------------    ----------------
Cash and cash equivalents at end of period                                  $10,862,000          $18,070,000
                                                                         ================    ================

Supplemental non-cash flow information:
    Transfer of inventory to equipment                                         $145,000                   --
                                                                         ================    ================
    Surrender of stock to exercise options                                           --             $656,000
                                                                         ================    ================

                 See accompanying notes to financial statements

                               THERMOGENESIS CORP.
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

Interim Reporting
-----------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company's net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

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

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                 March 31, 2005
                                   (Unaudited)

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

Inventories
-----------

Inventories consisted of the following at:

                                                            March 31, 2005          June 30, 2004
                                                            --------------          -------------
                  Raw materials                                $1,455,000             $1,448,000
                  Work in process                               1,829,000                769,000
                  Finished goods                                1,025,000                755,000
                  Reserve                                        (585,000)              (502,000)
                                                   ------------------------     ------------------
                                                               $3,724,000             $2,470,000
                                                   ========================     ==================

Included in the Company's inventories reserve at March 31, 2005 and June 30, 2004 was $369,000 and $320,000, respectively, related to CryoSeal(R) FS System inventory products which is based on inventory levels in excess of current demand for the product. The remainder of the reserve relates to the BioArchive(R) System and ThermoLine(TM) inventory which have been identified as slow-moving or potentially obsolete.

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

                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                 March 31, 2005
                                   (Unaudited)

Warranty (Cont'd)
-----------------

Changes in the Company's product liability during the period are as follows:

                   July 1, 2004 balance                                             $281,000
                   Warranties issued during the period                               127,000
                   Settlements made during the period                                (96,000)
                   Changes in liability for pre-existing warranties
                     during the period, including expirations                        (55,000)
                                                                                -------------
                   Balance at March 31, 2005                                        $257,000
                                                                                =============

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The Company's pro forma information is as follows:

                                                    Three Months Ended                    Nine Months Ended
                                                        March 31,                             March 31,
                                                  2005              2004               2005               2004
                                             ---------------    --------------     --------------    ---------------
Net loss, as reported                          ($2,117,000)      ($1,218,000)       ($5,837,000)       ($3,680,000)
Add:  stock-based employee
   compensation expense included in
   reported net loss, net of related tax
   effects                                          13,000                --             97,000                 --
Deduct:  total stock-based employee
   compensation expense determined
   under fair value method for all awards,
   net of related tax effects                     (196,000)         (119,000)          (854,000)          (381,000)
                                             ---------------    --------------     --------------    ---------------
Pro forma net loss                             ($2,300,000)      ($1,337,000)       ($6,594,000)       ($4,061,000)
                                             ===============    ==============     ==============    ===============

Basic and diluted net loss per share
     As reported                                    ($0.05)           ($0.03)            ($0.13)            ($0.09)
     Pro Forma                                      ($0.05)           ($0.03)            ($0.15)            ($0.10)


                               THERMOGENESIS CORP.
                     Notes to Financial Statements (Cont'd)
                                 March 31, 2005
                                   (Unaudited)

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

Net Loss per Share
------------------

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company's net loss position for all periods presented. Antidilutive securities, which consist of stock options, warrants and the Series A convertible preferred stock, that were not included in diluted net loss per common share were 2,882,964 and 3,541,586 as of March 31, 2005 and 2004.

Stockholder's Equity
--------------------

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

Significant Events
------------------

During the quarter ended March 31, 2005, the Company entered into various strategic agreements. In April 2005, in accordance with the agreements, the Company received one-time fees totaling $500,000.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
           for the Three and Nine Months Ended March 31, 2005 and 2004

Item 2. Managements  Discussion and Analysis of Financial  Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
Forward-Looking Statements
--------------------------
This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company's actual results and could cause actual results for fiscal year 2005, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, and the risk factors listed from time to time in the Company's SEC reports, including, in particular, the factors and discussion in the Company's Form 10-K for its last fiscal year.

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

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
     for the Three and Nine Months Ended March 31, 2005 and 2004 (Continued)

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

The Company's CryoSeal FS System produces autologous fibrin sealant from a single unit of human plasma. Our CryoSeal System is still in U.S. clinical trials, and there are no sales in the U.S. pending completion of the trial and the required FDA approval following pre-market application ("PMA") submission. The Company has received CE approval for the system enabling its sale and use in Europe, although sales into individual countries under cost reimbursement structures often requires some supporting clinical usage. The Company has undertaken many of those clinical studies and, upon completion, will pursue a more aggressive marketing plan. In Japan, our distributor, Asahi Medical Co. Ltd., has completed enrollment in their pivotal clinical trials and has completed their PMA submission to the Ministry of Health, Labor and Welfare. In Canada, field trials are underway to provide a cost justification for federal reimbursement to hospitals that use the product. In Brazil, field trials have begun to establish training and demonstration with selected customers. Several similar field trials are at various stages throughout Europe.

The Company's new product development efforts are focused on two products this year, the Auto XpressTM System ("AXP") (formerly known as the DAC System) for semi-automated separation of blood into components and the Thrombin Processing Device ("TPD"). The TPD is a stand-alone disposable which produces autologous thrombin from approximately 11ml of the patient's plasma. Thrombin is used for topical hemostatis and releasing growth factors from platelets. The Company anticipates releasing the TPD in Europe in the fourth quarter of fiscal 2005. In order to sell in the U.S., the Company requires FDA clearance which is being pursued.

The AXP is an innovative product which semi-automates the separation of whole blood. It includes a compact battery powered device and a proprietary disposable bag set. We expect the AXP disposable processing bag set to generate recurring revenues to the Company. Included in the set is a 25 ml freezing bag which can be archived in the BioArchive System. The Company anticipates beta site market launch in the first quarter of fiscal 2006 assuming no changes in regulatory requirements to market the device.

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying financial statements.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2005 and 2004 (Cont'd)

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

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2005 and 2004 (Cont'd)

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

Results of Operations
---------------------

Results of Operations for the Three Months Ended March, 31 2005 as Compared to the Three Months Ended March 31, 2004

Net Revenues:
Revenues for the three months ended March 31, 2005 were $1,727,000 compared to $3,367,000 for the three months ended March 31, 2004, a decrease of $1,640,000. Revenues generated by the BioArchive product line were $1,043,000 for the three months ended March 31, 2005, compared to $2,188,000 for the corresponding fiscal 2004 period, a decrease of $1,145,000. There were two BioArchive devices shipped in the third quarter of fiscal 2005 versus eight in the third quarter of fiscal 2004. The sale of BioArchive devices outside the U.S. is heavily dependent on government funding, which can be erratic. Included in the eight devices shipped in the prior year were three to Japan due to the government funding for public cord blood banking. Included in the BioArchive product line revenues noted above was $497,000 generated from the sales of disposables for the third quarter of fiscal 2005, compared to $495,000 for the third quarter of fiscal 2004. Revenues generated by the CryoSeal product line for the three months ended March 31, 2005 were $53,000 versus $29,000 for the three months ended March 31, 2004, an increase of $24,000 or 83% primarily due to increased usage in Europe.

The following represents the Company's cumulative BioArchive devices sold into the following geographies:

                                    March 31,
                               2005           2004
                           ----------    -----------
United States                      21             18
Asia                               42             34
Europe                             24             22
Rest of World                      19             10
                           ----------    -----------
                                  106             84
                           ==========    ===========

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2005 and 2004 (Cont'd)

Results of Operations (cont'd)
------------------------------

Cost of Revenues:
Cost of revenues as a percent of revenues was 74% for the three months ended March 31, 2005, as compared to 65% for the corresponding fiscal 2004 period. The cost of revenues percentage is higher due to a decrease in royalty revenue received during the quarter and lower overhead absorption as a result of lower manufacturing volumes. During the quarter ended March 31, 2004, the Company received $57,000 in royalties from Air Water, the distributor of the BioArchive System in Japan, for the sales of mini BioArchive Systems. There were no such royalties received during the quarter ended March 31, 2005.

Selling, General and Administrative Expenses:
FSelling, general and administrative expenses were $1,346,000 for the three months ended March 31, 2005 compared to $1,341,000 for the fiscal 2004 period, an increase of $5,000. Increases in costs associated with the Sarbanes-Oxley Act of 2002 ("SOX") were offset by decreases in sales commissions and temporary help.

Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.

Research and development expenses for the three months ended March 31, 2005 were $1,277,000 compared to $1,057,000 for the corresponding fiscal 2004 period, an increase of $220,000 or 21%. The increase is due to an increase in personnel, specifically, engineering and clinical affairs, including the new Vice President of Research and Development and design and development services for new product development of the AXP System. Personnel were added to our electrical, software and mechanical engineering staff to assure that ongoing product development efforts meet our Business Plan milestones. Management believes that product development and refinement is essential to maintaining the Company's market position. Therefore, the Company considers these costs as continuing costs of doing business. No assurances can be given that the products or markets recently developed or under development will be successful.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2005 and 2004 (Cont'd)

Results of Operations (cont'd)
------------------------------

Results of Operations for the Nine Months Ended March, 31 2005 as Compared to the Nine Months Ended March 31, 2004

Net Revenues:
Revenues for the nine months ended March 31, 2005 were $7,078,000 compared to $8,010,000 for the fiscal 2004 period, a decrease of $932,000. BioArchive revenues were $4,787,000 for the nine months ended March 31, 2005, compared to $5,189,000 for the corresponding fiscal 2004 period, a decrease of $402,000.
There were 14 BioArchive devices shipped in the nine months ended March 31, 2005. Thirteen were recognized in revenue upon shipment and one is being accounted for as an operating lease. There were 18 BioArchives recognized in revenue in the first nine months of fiscal 2004. The decrease in revenues from BioArchive devices was partially offset by the increase in BioArchive disposables. Included in the BioArchive product line revenues noted above was $1,906,000 generated from the sales of disposables for the first nine months of fiscal 2005, an increase of $396,000 or 26% over the fiscal 2004 comparable period. Revenues generated by the CryoSeal product line for the nine months ended March 31, 2005 were $285,000 versus $244,000 for the nine months ended March 31, 2004. There were six devices sold in the nine months ended March 31, 2005 versus three in the comparable prior year period. The six devices were sold to our distributor in Europe.

Cost of Revenues:
Cost of revenues as a percent of revenues was 69% for the nine months ended March 31, 2005, as compared to 68% for the corresponding fiscal 2004 period. The cost of revenues percentage is consistent primarily due to the volume increase of BioArchive disposables being offset by slightly higher costs for labor and materials.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses for the nine months ended March 31, 2005 were $4,232,000 versus $3,762,000 for the corresponding fiscal 2004 period, an increase of $470,000 or 12%. The increase is due to year to year increases in salary and related benefits, an increase in professional fees due to outside accounting and consulting fees in connection with SOX and sales and marketing consultants.

Research and Development Expenses:
Research and development expenses for the nine months ended March 31, 2005 were $3,941,000 compared to $2,504,000 for the corresponding fiscal 2004 period, an increase of $1,437,000 or 57%. The increase is due to an increase in personnel, specifically, engineering and clinical affairs, including the new Vice President of Research and Development and design and development services for new product development of the AXP. Personnel were added to our electrical, software and mechanical engineering staff to assure that ongoing product development efforts meet our Business Plan milestones.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2005 and 2004 (Cont'd)

Liquidity and Capital Resources
-------------------------------

At March 31, 2005, the Company had a cash balance of $10,862,000, and working capital of $15,244,000. This compares to a cash balance of $16,612,000 and working capital of $19,798,000 at June 30, 2004. The cash was used to fund operations and other cash needs of the Company. This was offset by the exercise of stock options and warrants of $1,098,000. In addition to product revenues, we have primarily financed our operations through the private placement of equity securities. Since its inception, the Company has raised approximately $73 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of March 31, 2005, the Company has no off-balance sheet arrangements.

Net cash used in operating activities for the nine months ended March 31, 2005 was $6,708,000, primarily due to the net loss of $5,837,000. Accounts receivable generated $707,000 of cash due to collections of outstanding customer balances. Inventory utilized $1,399,000 of cash as a result of purchasing materials and building up inventory in order to ensure a more even manufacturing workload throughout the year and a lower volume of revenue than forecasted. Accounts payable utilized $318,000 in cash due to payments to vendors for the CryoSeal clinical trials and the Enterprise Resource Planning ("ERP") System. Accrued liabilities utilized $201,000 of cash primarily due to the payment of commissions to distributors and a decrease in warranty reserves as the actual expenses incurred have been lower than historical expenses.

At March 31, 2005, the Company has $1,373,000 outstanding in cancelable orders to purchase inventory, supplies and services for use in normal business operations and no significant outstanding capital commitments. Additionally, the Company has a contract with an OEM vendor to purchase 190,000 units or $8.7 million of inventory through fiscal 2009. The contract may be modified by the parties mutual consent from time to time.

Backlog
-------

The Company's cancelable backlog at March 31, 2005 was $218,000.

                               THERMOGENESIS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
      for the Three and Nine Months Ended March 31, 2005 and 2004 (Cont'd)

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

Item 4. Controls and Procedures
-------------------------------

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

PART II -  OTHER INFORMATION

Item 1.           Legal.
-------
                  In the normal course of operations, the Company may have disagreements or disputes with vendors or employees. These disputes are seen by the Company's management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on the Company's financial position, results of operations or cash flows.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.
-------
                  None.

Item 3.           Defaults upon Senior Securities.
-------
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.
-------
                  None.

Item 5.           Other Informaiton:
-------
                  None

Item 6.           Exhibits:
-------

                  10.1  Distribution and License Agreement between Asahi Kasei
                        Medical Co., Ltd. and ThermoGenesis Corp. dated March 28, 2005(1)
                  10.2  Supply Agreement of ClotalystTM Thrombin product between
                        ThermoGenesis Corp. and Cell Factors Technologies, Inc. dated March 29, 2005(2)
                        (1) Incorporated by reference from the Company's current
                            report on Form 8-K filed on March 31, 2005 (333-82900)
                        (2) Incorporated by reference from the Company's current
                            report on Form 8-K filed on April 4, 2005 (333-82900)
                  31.1  Certification by the Principal Executive Officer Pursuant
                        to Section 302 of the Sarbanes-Oxley Act of 2002.
                  31.2  Certification by the Principal Financial Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002.
                  32    Certification of Principal Executive Officer and Principal
                        Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.


                               THERMOGENESIS CORP.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THERMOGENESIS CORP.
                                        (Registrant)

Dated:  May 3, 2005
                                    /s/ Philip H. Coelho
                                    ----------------------------------------
                                    Philip H. Coelho
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Renee M. Ruecker
                                    ----------------------------------------
                                    Renee M. Ruecker
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)