Form 10-K
period 2005-06-30
THERMOGENESIS CORP
filed 2005-09-12
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2005

Commission File Number: 0-16375

ThermoGenesis Corp.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

2711 Citrus Road

Rancho Cordova, California 95742

(Address of principal executive offices) (Zip Code)

(916) 858-5100

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          ☒ Yes☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
 ☒ Yes☐No

The aggregate market value of the common stock held by non-affiliates as of December 31, 2004 (the last trading day of the second fiscal quarter) was $286,780,599, based on the closing sale price on such day.

As of August 26, 2005, 45,916,525 shares of the Registrant’s Common Stock were outstanding.

Documents incorporated by reference: Portions of the registrant’s proxy statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

Page Number

Part I

ITEM 1.	Business		3
	(A)	Overview of Business	3
	(B)	Clinical Summary Status	5
	(C)	Competition	7
	(D)	Research and Development	8
	(E)	Description of Device Manufacturing	8
	(F)	Government Regulation	9
	(G)	Patents and Proprietary Rights	11
	(H)	Factors Affecting Future Results	11
	(I)	Licenses and Distribution Rights	15
	(J)	Employees	16

ITEM 2.	Properties	17
ITEM 3.	Legal Proceedings	17
ITEM 4.	Submission of Matters to a Vote of Security Holders	17

Part II

ITEM 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters	18
ITEM 6.	Selected Financial Data	19
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	20
	(a) Overview	20
	(b) Results of Operations	23
	(c) Liquidity and Capital Resources	25
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	26
ITEM 8.	Financial Statements and Supplementary Data	27
ITEM 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	51
ITEM 9A.	Controls and Procedures	51
ITEM 9B.	Other Information	53

Part III

ITEM 10.	Directors and Executive Officers of the Registrant	53
ITEM 11.	Executive Compensation	53
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	53
ITEM 13.	Certain Relationships and Related Transactions	53
ITEM 14.	Principal Accountant Fees and Services	53

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules		54
	(A)	Financial Statements	54
	(B)	Exhibits	54

PART I

ITEM 1.	BUSINESS

(A)	Overview of Business

ThermoGenesis Corp. (“the Company”, “we”, “our”) incorporated in Delaware in July 1986, designs, manufactures and distributes blood processing devices and single-use, sterile blood processing disposables that enable the manufacture of therapeutic biological products. These “enabling technologies” are sold into two distinct markets: Blood Processing and Hospital/Wound Care. The therapeutic products manufactured by these compact manufacturing systems include units of hematopoietic stem cells from placental/cord blood for bone marrow rescue transplants, blood protein surgical sealants to arrest surgical bleeding, or bond excised tissue and platelet gels to accelerate the healing of damaged bones and chronic dermal wounds.

The Company markets and sells its products through both a direct sales force and independent distributors. The principal geographic markets are the United States, Europe, Japan and Asia-Pacific. The Company also sells its products in Canada and Latin America.

Blood Processing

The Company currently produces and markets the BioArchive® System, Sterile Disposables and Accessories and the ThermoLineTM Ultra-Rapid Plasma Thawers and Ultra-Rapid Plasma Freezers and will soon market the newly developed AutoXpress SystemTM (“AXP”).

The BioArchive System is a robotic liquid nitrogen storage system with integrated controlled rate freezer process to cryopreserve and archive units of cord blood stem cells in liquid nitrogen (-196 degree centigrade). This automated system performs this critical process without exposing the stem cell units to harmful transient warming events (“TWE”) by eliminating manual transfers through the warm ambient air of samples from the controlled rate freezer to the quarantine freezer and, finally, to storage freezers. The robotic storage and retrieval of these stem cell units reduces losses of cell viability, provides precise inventory management and minimizes the possibility of human error.

The BioArchive Accessories and Sterile Single Use Disposables include overwrap bags, sealers, expressors, a manual retrieval device, protective storage canisters, processing bags and freezing bags. The unique three dimensional 25 ml freezer bag provides consistent sample geometry (shape, size, volume) and repeatable freeze characteristics for each stem cell unit. The BioArchive System, Accessories and Disposables are sold to both Public and Private Cord Blood Banks.

The newly developed AXP is designed to provide cord blood banks a semi automated means of collecting mono-nuclear cells (a stem cell rich population) from cord blood into a fixed volume (20 ml) within a closed sterile bag set in approximately 30 minutes. Recent Alpha testing demonstrates a recovery of viable mono-nuclear cells of >95%.

The ThermoLine Ultra-Rapid Plasma Thawers are used for rapid (< 12 minute) homogeneous thawing of frozen RBC (“red blood cells”) or FFP (“fresh frozen plasma”) before their transfusion so that emergency transfusions can be quickly administrated. This unique thawer features specialized membrane pockets which encapsulate the frozen blood products during immersion in the 37 degree C heat transfer fluid which substantially reduces maintenance requirements caused by airborne contaminants.

The Ultra-Rapid Plasma Freezers optimize plasma freezing through unique liquid heat transfer and uniform freezing technologies that can freeze units of blood plasma in about 30 minutes. The snap-seal membrane pockets accommodate plasma bags of various sizes and reduce possibility of contamination.

Conventional freezing systems rely on refrigerated air as a means of removing heat from the units of blood plasma, a technology that requires 60 to 90 minutes to freeze a unit of plasma.

The market for Ultra Rapid Plasma Freezers is concentrated within the blood banks, blood transfusion centers, and plasma collection centers around the world. Another category of customer is the facilities where plasma fractionators collect blood plasma from paid donors. These customers require large, high-capacity freezers.

Hospital/Wound Care

The Company produces the CryoSeal® Fibrin Sealant (“FS”) System and the Thrombin Processing Device (“TPD”) for the Hospital/Wound Care Market.

Fibrin sealants are adhesive gels comprised of blood derived proteins which are used by surgeons as hemostatic agents (material used to control or stop bleeding) or to glue tissue together during surgery. While sutures and staples will bring tissue edges together very effectively, they do not have inherent sealing and clotting activity or certain growth factors which induce the regeneration of damaged tissue.

Conventional “first generation” fibrin sealants are sourced from “pools” of thousands of purchased units of plasma and are used for a wide variety of surgical procedures including the major blood-loss surgeries of the cardiovascular, pulmonary, and liver regions. Fibrin sealants are used to seal needle holes, pulmonary leaks, and to seal slow oozing wounds. Fibrin sealants provide excellent adhesion for skin graft, plastic surgery procedures, and sealing the dura to prevent cerebral spinal fluid leaks.

The CryoSeal FS System simultaneously produces fibrin sealant components (fibrinogen-rich cryoprecipitate and thrombin) from a single unit of autologous or single donor plasma in about one hour. The system is convenient and easy to use with minimized “hands-on” time through system automation. The system provides one or more customized fibrin sealant kits, each containing up to 13 ml of fibrin sealant.

CryoSeal FS components are prepared in a closed system, typically from autologous plasma, which eliminates the risks associated with pooled plasma products. CryoSeal FS is 100% human and contains no bovine or animal components and no synthetics.

CryoSeal FS has CE Mark approval and is available in Europe, Latin America and Canada. In the U.S., the Company has completed its enrollment for the Food and Drug Administration (“FDA”) Phase III clinical trial required to submit its Pre-Market Approval ("PMA") for utilizing CryoSeal sealant to achieve hemostasis after liver resection surgery.

The TPD is available as part of the CryoSeal FS System and also as a stand alone product. It is a unique, sterile single use disposable, which can produce approximately 8 ml of activated thrombin from an 11 ml aliquot of the patient’s blood or blood plasma.

(B)     CLINICAL SUMMARY STATUS

Other than initial filing of applications, completion of patient enrollment and final agency approval of such applications, the Company does not comment on the day-to-day details of ongoing clinical activities.

CryoSeal FS System:

(1)	As of July 15, 2001 the Company successfully completed the pre-clinical studies designed to characterize CryoSeal Fibrin Sealant for our Investigational Device Exemption (“IDE”) submission to the FDA:

•

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

•

Determination of Tensile Strength of the Thrombin and Fibrinogen-rich Cryoprecipitate. In vitro tensile (mechanical) strength measurements were performed on CryoSeal Fibrin Sealant, as well as a commercial fibrin sealant, using equipment designed for such purpose.

•

Demonstration of Pre-Clinical Efficacy of CryoSeal Fibrin Sealant during Pig Liver Resectioning. An in vivo animal model, pig liver resectioning, was performed to refine the technique of applying the CryoSeal Fibrin Sealant to the surgical site, determination of the time to hemostasis.

(2)

In March of 2001, the right to affix the CE Mark to the CryoSeal FS System was granted by the Company’s European Notified Body, thus allowing initiation of commercial activities within the European Community. A number of European clinical studies have taken place and others are planned during fiscal year 2006 to demonstrate the product’s efficacy with a wide array of surgical procedures in different countries.

(3)	In August 2001, an IDE was filed with the FDA requesting approval to initiate Phase III human clinical trials testing CryoSeal sealant as an adjunct to hemostasis on a resected liver.

(4)

On July 31, 2002, the Company announced that an independent Data Safety Monitoring Board (“DSMB”), comprised of surgeons, a biostatician and an ethicist, recommended proceeding with the multi-center pivotal trial for the CryoSeal FS System after completing an interim analysis of the safety data.

(5)

As of June 22, 2005, the Company completed enrollment of the 150 patients into the Phase III clinical study at multiple US teaching hospitals. FDA approval of a Pre-Market Approval Application (“PMAA”) containing the Phase III clinical trial results will enable the Company to immediately initiate commercial activities for the CryoSeal FS System in the United States.

Non-US Clinical Studies

(1)

Bellaria-Maggiore Hospital in Bologna, conducted a study titled, “Production and Use of Fibrin Glue at Blood Transfusion Service of Bellaria-Maggiore Hosptial Bologna”. The authors report on a retrospective controlled evaluation of the efficacy and safety of autologous CryoSeal FS Fibrin Sealant. The thirty (30) patients receiving CryoSeal FS had a significantly lower number of blood units transfused and were significantly less anemic at discharge. In addition, the evaluation shows shorter hospital stay in the group receiving CryoSeal FS.

(2)

St. Michael’s Hospital, University of Toronto Canada compared the quantity of additional allogenic blood needed for Coronary Artery Bypass Graft (“CABG”) procedures in cases where the CryoSeal FS System was used versus the use of pre-operative autologous donation (“PAD”) alone. There were 21 patients included in the study. They found that using PAD and CryoSeal compared with using PAD only decreased the usage of allogenic blood from 2.5 units to 1.25 units/transfused patient.

(3)

Mercuriali et al., study titled, “Efficacy of ‘Home-Made’ Fibrin Glue in Reducing Bleeding in Liver Resections”, reported a comparison of using CryoSeal FS and commercial fibrin sealant on patients undergoing liver resections. The results show that using CryoSeal FS gives similar outcomes compared with Tisseel from Baxter. There were 30 patients included in the study.

(4)

Ottawa Civic Hospital is conducting a randomized trial to evaluate hemostasis in surgical procedures for ear, nose and throat using the CryoSeal FS System. The study involves one-hundred (100) patients and is on-going.

(5)

Asahi Medical Ltd. has completed and submitted its PMA resulting from the CryoSeal FS clinical study in Japan. The study evaluated the hemostatic ability of the CryoSeal Fibrin Sealant during multiple surgical procedures. There were 70 patients included in the study. Asahi filed the equivalent of a PMA with the data in March 2005 with the Japanese Ministry of Health.

(6)

Giessen University Hospital in Germany is conducting a blinded, randomized trial to study the reduction of blood loss in Total Knee Replacement Surgery when using CryoSeal autologous fibrin sealant. The study involves 40 study patients (treated with CryoSeal fibrin sealant) and 40 control patients (no fibrin sealant used). This study is a follow-up to the pilot clinical study that was conducted in Giessen, where patients treated with CryoSeal FS had 50% less blood loss than the control patients.

(7)

Nijmegen Hospital in the Netherlands, where clinical tests are to be carried out in order to obtain clinical data for the reduction of perioperative loss of blood in total hip surgery, achieved by the use of autologous fibrin glue (“AFG”). The study involves 40 patients (treated with CryoSeal fibrin sealant) and 40 control patients (no fibrin sealant used).

(C)     Competition

Blood Processing

•	Cord Blood Banking and Cell Therapy

The competition for the BioArchive System is limited to manufacturers of individual cryogenic components (dewars, controlled rate freezers, etc.) of conventional systems, such as Taylor Wharton and MVE.

The Company anticipates greater demand for the BioArchive System and compatible disposables as cell therapy companies work to develop blood cell therapy products that are individually prepared for the end patient and provide the manufacturer with greater logistical flexibility. This could lead to other competitors emerging to provide various products which deliver one or more of the needed enabling technologies for the future growth of the cell therapy industry.

•	Freezers: North American Competitors

In North America, the major manufacturers of Plasma Freezers are the Company and Forma Scientific, Revco and Hereus brands owned by Thermoelectron. ThermoGenesis Corp. utilizes a liquid heat transfer freezing method while the competitive products freeze products with refrigerated air.

•	Thawers: North American Competitors

In North America, the major manufacturers of Plasma Thawers are the Company, Helmer, Cytotherm and Genesis.

Hospital/Wound Care Market

•	Commercial Fibrin Sealants

The Company is aware of six companies which have developed or are developing commercial fibrin glues: Angiotech Biomaterials, Baxter, Hemacure, Aventis, Vivolution and Omrix Pharmaceuticals (“Omrix”). To date, Angiotech Biomaterials, Baxter, Hemacure, and Omrix have received FDA approval to market their products in the U.S.

The main competitor is Baxter, which markets Tisseel/Tissucol in the U.S., Europe, South America, Japan and other countries in Asia.

Aventis markets Beriplast in Europe and Japan, Beriplast is not available in the U.S.

•	TPD

The only competition for the ThermoGenesis TPD in the U.S. is bovine thrombin.

In Europe, two companies, Medtronic and Harvest Technologies offer a thrombin processing device which is integrated in their platelet gel systems.

(D)	Research and Development

The Company is focused on the development of new products that support the blood processing and hospital/wound care markets, as well as on improvements and line extensions to existing products. The future research and development activities of the Company will be devoted to complete the development, and launch of the AXP System, completion of the clinical trial data analysis and PMA submission to the FDA for the CryoSeal FS System and additional products or significant upgrades to existing products associated with the BioArchive and CryoSeal product platforms. Research and Development expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of new products and processes and to maintain the highest quality standards with respect to existing products. The Company’s research and development expenses were $5,673,000 or 56% of net revenues in 2005, $3,472,000 or 30% of net revenues in 2004 and $2,937,000 or 29% of net revenues in 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(E)	Description of Device Manufacturing

The Company is currently manufacturing or assembling all major instruments and equipment sold by the Company, as well as manufacturing a limited number of its disposable products (Thrombin Reagent and the BioArchive Overwrap Bag). The manufacturing site is compliant to the FDA’s Quality System Regulations (“QSR”), the European ISO 9001 and ISO 13485. The Company believes that vendors used by the Company are capable of producing sufficient quantities of all required components. Products manufactured or sold by the Company are warranted against defect in manufacture for major instrument equipment for a period of 12 months from shipment or installation, as applicable, when used for the equipment’s intended purpose, which warranties exclude consequential damages to the extent allowed by law.

Instrument Manufacturing- The Company manufactures the BioArchive instrument, CryoSeal System, Ultra Rapid Plasma Freezers and Ultra Rapid Plasma Thawers at its ISO 9001 and FDA Compliant Rancho Cordova, CA facility. The Company also intends to manufacture the AXP at this same facility. The Company assembles the hardware from multiple subassemblies supplied by a wide base of skilled suppliers. However, the Company manufactures certain sub-assemblies, e.g., the BioArchive robotic, barcode-reading periscope, in their entirety at the Rancho Cordova facility. All parts and subassemblies are procured from pre-approved and qualified suppliers. Trained ThermoGenesis employees inspect incoming parts and sub-assemble products and perform final QC release based on performance criteria. All processes conform to QSR standards and are either verified or validated to internal protocol to ensure products meet their specification.

Disposables Manufacturing- The Company utilizes qualified and pre-approved contract manufacturers with FDA registered facilities that we believe have the technical capability and production capacity to manufacture our CryoSeal and BioArchive disposables. However, there are two disposables that we manufacture in house.

Thrombin Reagent and BioArchive Overwrap Bag Manufacturing- The manufacturing process for the Thrombin Reagent occurs at two different facilities, ThermoGenesis Corp. and at a contract manufacturer. We perform the initial manufacturing processes at our manufacturing facilities. After filling and sealing the syringes at our facility, the syringes are shipped to our contract manufacturer where they are sterilized, individually labeled and packaged. Our Quality Assurance Department determines if the product meets its manufacturing standards, allowing final product release. All processes associated with the manufacture of the BioArchive overwrap-bag occur at the Company’s manufacturing facility.

The majority of the materials used to produce the Company’s products are readily available from various sources. Based upon current information from manufacturers, the Company does not anticipate any shortage of supply. In the event that it becomes necessary for us to obtain raw materials from an alternative supplier, we would first be required to qualify the quality assurance systems and product of that alternative supplier.

We, as well as any contract manufacturers of our products, are subject to inspections by the FDA and other regulatory agencies for compliance with applicable good manufacturing practices, codified in the QSR’s which include requirements relating to manufacturing conditions, extensive testing, control documentation and other quality assurance procedures. Our facilities have undergone an ISO 9001 and ISO 13485 and Medical Device Directives (“MDD”) inspection, in preparation for obtaining a CE Mark on our products, in addition to an FDA and State Food and Drug inspections. Failure to obtain or maintain necessary regulatory approval to market our products would have a material adverse impact on our business. See “Factors Affecting Operating Results.”

(F)	Government Regulation

The product development, pre-clinical and clinical testing, manufacturing, labeling, distribution, sales, marketing, advertising and promotion of the Company’s research, investigational, and medical devices are subject to extensive government regulation in the United States, and also in other countries. These national agencies and other federal, state and local entities regulate, among other things, development activities and the testing (in vitro and in clinical trials), manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products.

The extent of the process required by the FDA before a medical device may be marketed in the United States depends on the classification of device. If the medical device is a Class III such as the CryoSeal FS System, the process includes the following:

•	Extensive pre-clinical laboratory and animal testing;

•	Submission and approval of an IDE application;

•	Human clinical trials to establish the safety and efficacy of the medical device for the intended indication; and

•	Submission and approval of a PMA to the FDA.

Pre-clinical tests include laboratory evaluation of product chemistry/biochemistry and animal studies to assess the potential safety of the product. Safety testing includes tests such as biocompatibility, package integrity and stability. Pre-clinical tests must be performed by laboratories that comply with the FDA’s Good Laboratory Practices (“GLP”) regulations. The results of the pre-clinical tests are submitted to the FDA as part of an IDE application and are reviewed by the FDA before human clinical trials can begin. Human clinical trials begin when IDE approval is granted.

Clinical trials involve the application of the medical device or biologic produced by the medical device to patients by a qualified medical investigator according to an approved protocol and approval from an Institutional Review Board (“IRB”). Clinical trials are conducted in accordance with FDA regulations and an approved protocol that detail the objectives of the study, the parameters to be used to monitor participant safety and efficacy or other criteria to be evaluated. Each protocol is submitted to the FDA as part of the IDE. Each clinical study is conducted under the approval of an IRB. The IRB considers, among other things, ethical factors, the potential risks to subjects participating in the trial and the possible liability of the institution. The IRB also approves the consent form signed by the trial participants.

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

The results of product development, pre-clinical studies and clinical studies are submitted to the FDA as a PMA for approval of the marketing and commercial shipment of the medical device in the United States. The FDA may deny a PMA if applicable regulatory criteria are not satisfied or may require additional clinical testing. Even if the appropriate data is submitted, the FDA may ultimately decide the PMA does not satisfy the criteria for approval. Product approvals, once obtained, may be withdrawn if compliance with regulatory standards is not maintained or if safety concerns arise after the product reaches the market. The FDA may require post-marketing testing and surveillance programs to monitor the effect of the medical devices that have been commercialized and has the power to prevent or limit future marketing of the product based on the results of such programs.

Each domestic manufacturing establishment in California must be registered with the FDA and the California State Food and Drug Branch. Domestic manufacturing establishments are subject to biennial inspections by the FDA and annual inspections by the State of California for compliance with the QSRs. We are also subject to U.S. federal, state, and local regulations regarding workplace safety, environmental protection and hazardous materials and controlled substance regulations, among others. The Company has a California Environmental Protection Agency Identification number for the disposal of biohazardous waste from its research and development biological lab.

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

Failure to comply with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, distribution, sales and marketing, or refusal of the FDA to grant approval of a PMA or clearance of a 510(k). Actions by the FDA might also include withdrawal of marketing clearances and criminal prosecution. Such actions could have a material adverse effect on the Company’s business, financial condition, and results of operation.

(G)        Patents and Proprietary Rights

The Company believes that patent protection is important for products and potential segments of its current and proposed business. In the United States, the Company currently holds nineteen (19) patents, and has seven (7) patents pending to protect the designs of products which the Company intends to market. There can be no assurance, however, as to the breadth or degree of protection afforded to the Company or the competitive advantage derived by the Company from current patents and future patents, if any. Although the Company believes that its patents and the Company’s existing and proposed products do not infringe upon patents of other parties, it is possible that the Company’s existing patent rights may be challenged and found invalid or found to violate proprietary rights of others. In the event any of the Company’s products are challenged as infringing, the Company would be required to modify the design of its product, obtain a license or litigate the issue. There is no assurance that the Company would be able to finance costly patent litigation, or that it would be able to obtain licenses or modify its products in a timely manner. Failure to defend a patent infringement action or to obtain a license or implementation of modifications would have a material adverse effect on the Company’s continued operations.

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

We Have Incurred Net Losses since Our Inception and Expect Losses to Continue. Except for net income of $11,246 for fiscal 1994, we have not been profitable since our inception. For the fiscal year ended June 30, 2005, we had a net loss of $8,220,000, and an accumulated deficit at June 30, 2005, of $67,710,000. We will continue to incur significant costs as we continue our efforts to develop and market our current systems and related applications. Although we are executing on our business plan to develop and market launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales.

We May Need to Raise Additional Capital in the Future to Fund Our Operations. We May be Unable to Raise Funds When Needed or on Acceptable Terms. During the year ended June 30, 2005, our operating activities used cash of $7,931,000. As of June 30, 2005, we had cash on hand of $9,568,000. Based on our cash balance, historical trends, planned cost reductions and future projections, we believe our current funds are sufficient to provide for our projected needs to maintain operations for at least the next 12 months. However, if actual sales do not meet expectations, or product development, marketing, production and clinical trial costs increase significantly, we may need to seek additional financing. Any additional equity financings may be dilutive to our existing stockholders.

We Have Limited Testing Data and Must Complete Further Testing Successfully in Order to Gain FDA Approval Required to Market our CryoSeal Fibrin Sealant System in the United States. The Company is completing the pivotal trial of its CryoSeal FS System in the United States. While these studies provide a basis to achieve regulatory permission to promote these systems for some of the indications that management believes can be achieved, they do not provide a basis to achieve all of the indications. Further clinical studies must be performed. There can be no assurance that the clinical studies can be successfully completed within the Company’s expected time frame and budget, or that the Company’s products will prove effective in the required clinical trials. If the Company is unable to conclude successfully the clinical trials of its products in development, the Company’s business, financial condition and results of operations could be adversely affected.

Our Failure to Develop New Products Will Adversely Affect Our Future Growth. Historically, substantially all of our sales have been from products related to freezing, thawing, and storing of blood plasma. Because we expect this segment of the blood plasma market to have limited growth potential, new products for the biotechnology market will have to be successfully developed and marketed for future growth. Recently, the BioArchive product line has been a significant contributor to our revenues. We are currently focused on increasing our BioArchive product line revenues, marketing novel blood processing systems such as the CryoSeal FS System for the automated production of autologous or allogeneic blood components used as fibrin sealants and developing stand-alone disposable products in each product line such as the TPD and AXP. Although the CryoSeal product and the stand-alone disposables use technology related to our core competencies, they also represent a departure from our former core blood plasma business. Further, although we have had discussions with experts in areas of application for these products, they are still in the development and/or initial market phase. No assurance can be given that potential products can be successfully developed, and if developed, that a market will also accept them.

Our Business is Heavily Regulated, Resulting in Increased Costs of Operations and Delays in Product Sales. Most of our products require FDA approval to sell in the U.S and will require clearance from comparable agencies to sell our products in foreign countries. These clearances may limit the U.S. or foreign market in which our products may be sold or circumscribe applications for U.S. or foreign markets in which our products may be sold. Although the majority of our products related to freezing blood components are currently exempt from the requirement to file a 510(k) pre-market application, that situation may change in the future as the FDA moves to regulate cell therapy products being processed by the BioArchive System and/or AXP. In anticipation of possible future regulation by the FDA, the Company has filed, and is maintaining, a Master File on the BioArchive System and intends to file a Master file on the AXP prior to market release. However, currently the BioArchive and the ThermoLine products are being marketed and sold worldwide. Further, our products must be manufactured under principals of our quality system for continued CE Marking that allows our products to be marketed and sold in Europe, which are similar to the quality system regulations of both the FDA and California Department of Health. Failure to comply with those quality system requirements and regulations may subject the Company to delays in production while it corrects any deficiency found by either the FDA, the State of California or the Company’s Notifying European Body during any audit of our quality system. With limited working capital and resources there is no assurance that we will not be found to be out of compliance, resulting in warning letters or even temporarily shut down in manufacturing while the non-conformances are rectified.

We are Dependent on our Suppliers and Manufacturers to Meet Existing Regulations. Certain of our suppliers and manufacturers are subject to heavy government regulations, including FDA approval in the operation of their facilities, products and manufacturing processes. Any adverse action by the FDA against our suppliers or manufacturers could delay supply or manufacture of component products required to be integrated or sold with our products. There are no assurances we will be successful in locating an alternative supplier or manufacturer to meet product shipment or launch deadlines. As a result, our sales, contractual commitments and financial forecasts may be significantly affected by any such delays.

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

Dependence on Suppliers for Custom Components may Impact the Production Schedule. The Company obtains certain custom components from a limited number of suppliers. If the supplier raises the price of the component or discontinues production, the Company will have to find another qualified supplier to provide the component. In the event that it becomes necessary for us to find another supplier, we would first be required to qualify the quality assurance systems and product of that alternative supplier. Any transfer between qualified suppliers may impact the production schedule, therefore delaying revenues, and may cause the price of the key components to increase.

A Significant Portion of our Sales is to Customers in Foreign Countries. We may Lose Revenues, Market Share, and Profits due to Exchange Rate Fluctuations and Other Factors related to our Foreign Business. In the year ended June 30, 2005, sales to customers in foreign countries comprised approximately 67% of our revenues. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.

All of our Operations are Conducted at a Single Location. Any Disruption at our Facility could Delay Revenues or Increase our Expenses. All of our operations are conducted at a single location although we do contract our manufacturing of certain disposables and components. We take precautions to safeguard our facility, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, and other natural disasters may not be adequate to cover our losses in any particular case.

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

On March 29, 2005, the Company entered into a Supply Agreement with Cell Factors Technologies, Inc., an Indiana corporation and an affiliate of Biomet, Inc. ("CFT"). Under the agreement, the Company will manufacture a thrombin disposable and reagent for the Clotalyst System. Clotalyst is CFT's autologous clotting factor device and blood processing disposables. The Company assumes the role of manufacturer for CFT of the Clotalyst device and blood processing disposals for a term of five years. The agreement requires CFT, upon FDA clearance, to purchase a minimum quantity of 20,000 devices. CFT has paid a one time advance fee for engineering and development of the product.

On March 28, 2005, the Company entered into a five-year Distribution and License Agreement with Asahi Kasei Medical Co., Ltd. ("Asahi"). Under the agreement, the Company granted Asahi exclusive rights to sell the CryoSeal System in Japan. This agreement replaces the parties' prior Distribution and Manufacturing License Agreement for the CryoSeal System. The agreement also granted Asahi the right to manufacture the processing disposables and thrombin reagent for production of thrombin ("Thrombin Activation Device") in Japan. Asahi paid a non-refundable fee upon signing the agreement. Asahi will have the non-exclusive right to manufacture and sell the Thrombin Activation Device (“TAD”) Stand Alone in Japan.

In January 2002, the Company entered into a five year OEM supply agreement with Interpore Cross International ("ICI") for a modified version of the TAD for spinal surgery applications. In accordance with the agreement, ICI paid the Company $300,000 for worldwide license and distribution rights and development fees.

In March 1997, the Company and New York Blood Center (“NYBC”), as licensors, entered into a license agreement with Pall Medical, a subsidiary of Pall Corporation, as Licensees through which Pall Medical became the exclusive worldwide manufacturer (excluding Japan) for a system of sterile, disposable containers developed by the Company and NYBC for the processing of hematopoietic stem cells sourced from placental cord blood (“PCB”). The system is designed to simplify and streamline the harvesting of stem cell rich blood from detached placental cords and the concentration, cryopreservation (freezing) and transfusion of the PCB stem cells while maintaining the highest stem cell population and viability from each PCB donation. In May of 1999, the Company and Pall Medical amended the original agreement, and the Company regained the rights to distribute the bag sets outside North America & Europe under the Company’s name, and in May of 2000, the Company negotiated rights to directly co-market the bag sets in Europe in exchange for an additional royalty fee, while continuing to utilize Pall Europe’s distribution centers.

In June 1995, the Company granted the Japanese distribution rights to its BioArchive System to Air Water, Japan. The Company received $350,000 for the distribution rights and access to the necessary technology. In May of 1999, the Company granted development, manufacturing and distribution (Japan and Asia) rights to Air Water for a downsized version of the BioArchive System. The Company received $300,000 for the technology rights and retained the rights to manufacture and sell the new “mini” BioArchive System in the non-Asia marketplace.

(J)	Employees

As of June 30, 2005, the Company had 69 employees, 15 of whom were engaged in research and new product development, regulatory affairs, clinical and scientific affairs, 29 in manufacturing and quality control, 13 in sales, marketing and customer service and 12 in finance and administration. The Company also utilizes temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage.

FINANCIAL INFORMATION ON FOREIGN SALES AND OPERATIONS

During fiscal 2004, the Company entered into a contract with Kawasumi Laboratories Inc. (“KLI”) whereby KLI would manufacture certain disposables for the CryoSeal product line. The manufacturing facility and company headquarters are located in Asia. For fiscal year 2005, foreign sales were $6,810,000 or 67% of net revenues. For fiscal year 2004, foreign sales were $8,595,000 or 74% of net revenues. For fiscal year 2003, foreign sales were $6,162,000 or 60% of net revenues.

WHERE YOU CAN FIND MORE INFORMATION

The Company is required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, by calling the SEC at 1-212-551-8090, or by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, the Company will make copies available to the public free of charge through its website, www.thermogenesis.com. The information on the Company’s website is not incorporated into, and is not part of, this annual report.

ITEM 2.	PROPERTIES

The Company leases one facility with approximately 28,000 square feet of space located in Rancho Cordova, California. Approximately 50% of the facility is devoted to warehouse space and manufacturing of products, including 500 square feet for a clean room. The other 50% is comprised of office space, a biologics lab and a research and development lab. The lease expires in September 2008. At fiscal year end, the Company did not own or lease any other facilities.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its property are not a party to any pending legal proceedings. In the normal course of operations, the Company may have disagreements or disputes with employees, vendors or customers. These disputes are seen by the Company’s management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on the Company’s financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended June 30, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock, $0.001 par value, is traded on the Nasdaq SmallCap Market under the symbol KOOL. The following table sets forth the range of high and low bid prices for the Company’s common stock for the past two fiscal years as reported by Nasdaq. The ranges listed represent actual transactions, without adjustment for retail markups, markdowns or commissions, as reported by Nasdaq.

Fiscal 2005	High	Low	Fiscal 2004	High	Low

First Quarter (Sep. 30)	$4.99	$3.51	First Quarter (Sep. 30)	$3.94	$2.36
Second Quarter (Dec. 31)	$6.65	$4.55	Second Quarter (Dec. 31)	$5.75	$3.03
Third Quarter (Mar. 31)	$6.55	$4.30	Third Quarter (Mar. 31)	$6.78	$3.83
Fourth Quarter (June 30)	$5.19	$3.07	Fourth Quarter (June 30)	$5.14	$3.91

The Company has not paid cash dividends on its common stock and does not intend to pay a cash dividend in the foreseeable future. There were approximately 420 stockholders of record on June 30, 2005 (not including street name holders).

The following table provides information for all of the Company’s equity compensation plans and individual compensation arrangements in effect as of June 30, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders	2,344,327	$2.56	652,438
Equity compensation plans not approved by security holders	--	--	--
Total	2,344,327	$2.56	652,438

ITEM 6.  SELECTED FINANCIAL DATA

ThermoGenesis Corp.

Five-Year Review of Selected Financial Data

(in thousands, except share and per share amounts)

	Year Ended June 30,
Summary of Operations	2005	2004	2003	2002	2001
Net revenues	$10,177	$11,646	$10,187	$9,549	$5,792

Cost of revenues	(7,089)	(7,844)	(7,900)	(7,558)	(5,012)

Gross profit	3,088	3,802	2,287	1,991	780

Selling, general and administration	(5,837)	(5,174)	(5,014)	(4,843)	(3,889)
Research and development	(5,673)	(3,472)	(2,937)	(2,283)	(1,782)
Interest and other expense	(14)	(23)	(13)	(13)	(1,110)
Interest and other income	216	90	74	110	130
Net loss before cumulative effect of accounting change under SAB 101	(8,220)	(4,777)	(5,603)	(5,038)	(5,871)
Cumulative effect of accounting change under SAB 101	--	--	--	--	(282)
Net loss	($8,220)	($4,777)	($5,603)	($5,038)	($6,153)
Per share data:
Net loss before preferred stock dividend or discount and cumulative effect of accounting change under EITF 00-27	($8,220)	($4,777)	($5,603)	($5,038)	($6,153)
Preferred stock dividend or discount	--	--	--	--	(100)
Cumulative effect of accounting change under EITF 00-27	--	--	--	--	(580)
Net loss to common stockholders	($8,220)	($4,777)	($5,603)	($5,038)	($6,833)
Basic and diluted net loss per share before cumulative effect of accounting changes	($0.18)	($0.11)	($0.15)	($0.15)	($0.22)
Cumulative effect of accounting change under SAB 101	--	--	--	--	(0.01)
Cumulative effect of accounting change under EITF 00-27	--	--	--	--	(0.02)
Basic and diluted net loss per common share	($0.18)	($0.11)	($0.15)	($0.15)	($0.25)
Pro Forma amounts assuming the accounting change under SAB 101 is applied retroactively:
Net loss to common stockholders	($8,220)	($4,777)	($5,603)	($5,038)	($6,551)
Basic and diluted net loss per share	($0.18)	($0.11)	($0.15)	($0.15)	($0.24)

	As Of June 30,
Balance Sheet Data	2005	2004	2003	2002	2001

Cash and short term investments	$9,568	$16,612	$6,815	$6,726	$5,366

Working capital	$13,085	$19,798	$10,365	$9,631	$7,098

Total assets	$17,466	$24,114	$12,791	$12,239	$9,553

Total liabilities	$3,435	$3,146	$2,217	$2,046	$1,621

Total stockholders’ equity	$14,031	$20,968	$10,574	$10,193	$7,932

ITEM 7.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS SECTION AND OTHER PARTS OF THIS REPORT ON FORM 10-K WHICH ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY’S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE PROJECTED RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT AFFECT ACTUAL RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1 – BUSINESS – UNDER THE SUBSECTION ENTITLED “FACTORS AFFECTING OPERATING RESULTS,” AND OTHER FACTORS IDENTIFIED FROM TIME TO TIME IN THE COMPANY’S REPORTS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

The following discussion should be read in conjunction with the Company’s financial statements contained in this report.

(a)	Overview

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

Beginning in late 1993, and with accelerated research and development efforts from 1996 to 1999, the Company completed development of the BioArchive and CryoSeal technology platforms, each of which will give rise to multiple medical products targeted at a number of different surgical and transplant indications. To achieve completion of these research projects, pursue regulatory clearance for the developed products and add experienced executive talent to launch the products and move the Company to new levels of growth and revenues, considerable capital resources were used.

Prior to the development and market launch of our BioArchive and CryoSeal technology, our revenue was derived principally from the sale of our blood plasma freezers and thawers. With the launch of our BioArchive System, we have realized significant revenue increases due to the sale of that equipment and more recently increases in revenue due to the recurring sale of disposables used in the BioArchive that is commensurate with an ever increasing installed base of BioArchive Systems worldwide. As disclosed in Item 1, “Factors Affecting Future Results”, the increasing revenues of disposables are dependent on our suppliers and manufacturers to meet existing regulations. We anticipate similar revenue increases from disposable sales related to the CryoSeal System when the installed base of units increases, however there is no assurance that this will occur.

Our BioArchive Systems and related products are purchased predominantly by specialized cord blood stem cell banks and stem cell research facilities. The sales of BioArchive devices have been dependent on start up and funding costs associated with new stem cell banks as the science evolved. In more recent periods governmental funding of cord blood banks, as well as more recognized therapeutic benefits from this stem cell treatment appear to be increasing demand for cord blood stem cell transplants. Consistent with the perception that governmental backing and funding will accelerate the demand for the products, the Company has incurred expenses to promote federal financing to increase the inventory of high quality cord blood units manufactured by a network of FDA-approved cord blood banks. Although legislation appropriating $19.4 million has passed and additional authorizing legislation is pending, there is no certainty that the authorizing legislation will ultimately pass or that if it passes, it will result in a corresponding increase in our revenues due to cord blood banks who receive the funds deciding to purchase our BioArchive System.

Our CryoSeal System is still in U.S. clinical trials, and sales in the U.S. are limited pending completion of the trial and the required FDA approval following PMA submission. The Company completed enrollment for the 150-patient trial in June 2005. The Company has received CE approval for the system enabling its sale and use in Europe, although sales into individual countries under cost reimbursement structures often requires some supporting clinical usage. We have, through our distribution partner in Europe, undertaken many of those clinical studies and, upon completion, will pursue a more aggressive marketing plan. In Japan, our distributor, Asahi, has completed enrollment in their pivotal clinical trials and filed their PMA equivalent in March 2005. In Canada, field trials are underway to provide a cost justification for federal reimbursement to hospitals that use the product. In Brazil, field trials have begun to establish training and demonstration with selected customers. Several similar field trials are at various stages throughout Europe.

The Company’s new product development efforts are focused on two products this year, the AXP for semi-automated separation of blood into components and the TPD. The TPD is a stand-alone disposable which produces autologous thrombin from approximately 12ml of the patient’s plasma. Thrombin is used for topical hemostasis and releasing growth factors from platelets. The Company anticipates sales of the TPD in Europe in the first quarter of fiscal 2006.

A significant focus during the past year has been on decreasing manufacturing costs and overhead to drive operations towards profitability, while also pursuing required improvements in our operations required for compliance with new regulatory pronouncements, including the Sarbanes-Oxley Act of 2002 (“SOX”) and FDA Quality System Regulations.

Critical Accounting Policies

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition:

The Company recognizes revenue including multiple element arrangements, in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 104 and Emerging Issues Task Force ("EITF") 00-21. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement’s revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based on vendor specific objective evidence or third party evidence of fair value as appropriate. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is the Company’s estimate of the fair value of the delivered element. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued at the time of revenue recognition. The Company accounts for training and installation as a separate element of a multiple element arrangement. The Company therefore recognizes the fair value of training and installation services upon their completion when the Company is obligated to perform such services. For licensing agreements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts.

Allowance for Doubtful Accounts:

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would be charged against earnings.

Warranty:

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability could have a material impact on the Company’s financial position, cash flows or results of operations.

Inventory Reserve:

The Company plans inventory procurement and production based on orders received, forecasted demand and supplier requirements. The Company writes down its inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and its net realizable value based upon estimates about future demand from our customers and distributors and market conditions. Because some of the Company’s products are highly dependent on government and third-party funding, current customer use and validation, and completion of regulatory and field trials, there is a risk that we will forecast incorrectly and purchase or produce excess inventories. As a result, actual demand may differ from forecasts, and such a difference may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory. This inventories risk may be further compounded for the CryoSeal family of products because they are at initial market introduction and market acceptance will depend upon the customer accepting the products as clinically useful, reliable, accurate and cost effective compared to existing and future products and completion of required clinical or field acceptance trials.

(b)	Results of Operations

The following is Management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the accompanying financial statements.

Results of Operations for the Year Ended June 30, 2005 as Compared to the Year Ended June 30, 2004

Net Revenues:

Revenues for year ended June 30, 2005 were $10,177,000 compared to $11,646,000 for fiscal 2004, a decrease of $1,469,000 or 13%. Revenues from the BioArchive product line were $7,130,000 for the year ended June 30, 2005, compared to $7,745,000 for the corresponding fiscal 2004 period, a decrease of $615,000 or 8%. The Company sold 21 devices in the year ended June 30, 2005 versus 26 in the year ended June 30, 2004. The sale of BioArchive devices outside the U.S. is heavily dependent on government funding, which can be erratic. Included in the 26 devices shipped in the prior year were five units to Japan. There were no BioArchive units shipped to Japan in fiscal 2005. Included in the BioArchive product line revenues noted above was $2,570,000 generated from the sales of disposables for fiscal 2005, compared to $2,316,000 for fiscal 2004, an increase of 11%. Revenues generated by the CryoSeal product line for the year ended June 30, 2005 were $360,000 versus $393,000 for the year ended June 30, 2004. The decrease is due to a decrease in sales of the TAD, which is sold exclusively to ICI. ICI purchased a large quantity of TADs at the end of fiscal 2004 which also satisfied their product demand for fiscal 2005. Therefore, ICI did not place an order in fiscal 2005, however, it is expected to in early fiscal 2006 when the TPD is released. Revenues from ThermoLine services were $140,000 in fiscal 2005, compared to $830,000 in fiscal 2004, a decrease of $690,000 or 83%. The decrease is primarily due to a reduction in freezer units covered under a service contract with ZLB, formerly Aventis and then the termination of the service contract as of October 31, 2004.

The following represents the Company’s cumulative BioArchive devices in the following geographies:

	June 30
	2005	2004
United States	24	18
Asia	44	39
Europe	26	23
Rest of World	20	12
	114	92

Cost of Revenues:

Cost of revenues as a percent of revenues was 70% for the year ended June 30, 2005, as compared to 67% for the corresponding fiscal 2004 period. Cost of product revenues as a percentage of product revenues was consistent from fiscal 2004 to fiscal 2005 at 68%. The cost of service revenues was the primary driver in the Company’s total costs of revenues percentage increase. Although there was some reduction in costs as a result of the termination of the ThermoLine service contract, the remaining service revenue was not sufficient to absorb the fixed service costs.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $5,837,000 for the year ended June 30, 2005, compared to $5,174,000 for the year ended June 30, 2004, an increase of $663,000 or 13%. The increase is due to year to year increases in salary and related benefits, an increase in professional fees due to outside accounting and consulting fees in connection with the SOX and sales and marketing consultants.

Research and Development Expenses:

Research and development expenses for the year ended June 30, 2005 were $5,673,000 compared to $3,472,000 for the corresponding fiscal 2004 period, an increase of $2,201,000 or 63%. Approximately $799,000 of the increase is due to an increase in personnel, specifically, engineering and scientific affairs, including the new Vice President of Research and Development and design and development services for new product development of the AXP. The Company spent approximately $900,000 with outside contractors during fiscal 2005 versus $300,000 in fiscal 2004 in development of the AXP. Management expects these costs to significantly decrease in fiscal 2006. The costs associated with the CryoSeal FS human clinical trials were $1,840,000, an increase of $585,000 or 47% from $1,255,000 in fiscal 2004.

Management believes that product development and refinement is essential to maintaining the Company’s market position. Therefore, the Company considers these costs as continuing costs of doing business. No assurances can be given that the products or markets recently developed or under development will be successful.

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

Cost of Revenues:

Cost of revenues as a percent of revenues was 67% for the year ended June 30, 2004, as compared to 78% for the corresponding fiscal 2003 period. The primary drivers behind the cost of revenues percentage decrease were the cost reduction programs that were implemented in the fourth quarter of fiscal 2003, an increase in Average Standard Price ("ASP") of the BioArchive device and ThermoLine Freezers and the volume increase of the BioArchive product line. The cost reduction programs included reducing manufacturing overhead costs and consolidating operations into one facility. The programs resulted in a $241,000 decrease in the manufacturing overhead pool for the year ended June 30, 2004. The ASP for the BioArchive device increased 6% and the ThermoLine Freezers ASP increased 40% for the year ended June 30, 2004 versus the prior year. The increase in the ASPs increased gross margin by approximately $405,000. The products in the BioArchive product line have a higher gross profit margin than the other product lines, ranging from 30% to greater than 50%. The amount of BioArchive product line revenues as a percent of total Company revenues increased 14% for the year ended June 30, 2004 as compared to the year ended June 30, 2003.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses remained relatively consistent year to year, increasing $160,000 or 3%. The increase is due to the commissions paid to the Company’s agent in Japan. Also, the increase in professional and consulting fees associated with the SOX, was offset by a decrease in professional fees from the comparable prior year paid in connection with the executive search for a new President and Chief Operating Officer and to promote federal financing of a National Cord Blood Stem Cell Bank Network.

Research and Development Expenses:

Research and development expenses for the year ended June 30, 2004 were $3,472,000 compared to $2,937,000 for the corresponding fiscal 2003 period, an increase of $535,000 or 18%. The increase in research and development is due to the costs associated with new product development, primarily the AXP and proprietary disposable. The costs associated with the CryoSeal FS human clinical trials were $1,255,000 a decrease from $1,310,000 in fiscal 2003.

(c)	Liquidity and Capital Resources

At June 30, 2005, the Company had a cash balance of $9,568,000 and working capital of $13,085,000. This compares to a cash balance of $16,612,000 and working capital of $19,798,000 at June 30, 2004. The cash was used to fund operations and other cash needs of the Company. This was partially offset by cash received related to the exercise of stock options and warrants of $1,136,000. In addition to product revenues, the Company has primarily financed operations through the private placement of equity securities and has raised approximately $73 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of June 30, 2005, the Company had no off-balance sheet arrangements.

Net cash used in operating activities for the year ended June 30, 2005 was $7,931,000, primarily due to the net loss of $8,220,000. Inventories utilized $970,000 of cash as a result of a lower volume of revenue than forecasted. Deferred revenue provided $222,000 of cash due to signing of a license agreements in which up front fees were received. Other assets provided $357,000 of cash due to the amortization of certain prepaid assets during the year.

As of June 30, 2005, the Company had a cash balance of $9,568,000. We expect the negative cash flows to continue in fiscal 2006 primarily due to the personnel and infrastructure in place to ensure compliance with financial and quality regulations. The Company believes that it has developed a viable plan in which our current cash and any cash generated from our operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into 2006 and the foreseeable future. The plan includes the realization of revenues from the commercialization of new products and the reduction of certain operating expenses as required. If existing cash and any cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities. Any additional financing may not be available in amounts or on terms acceptable to us, or at all.

The Company generally does not require extensive capital equipment to produce or sell its current products. However, when significant capital equipment is required, the Company purchases from a vendor base. In fiscal 2003, the Company spent $92,000 primarily for computers, equipment used in research and development and a truck for field service personnel. In fiscal 2004, the Company spent $849,000, which consisted of leasehold improvements, furniture, phone and security systems as a result of moving to a consolidated facility in the first quarter of fiscal 2004 and the purchase of an Enterprise Resource Planning ("ERP") System. In fiscal 2005, the Company spent $232,000, primarily for computers, website development and additional costs associated with the ERP System prior to the implementation on November 1, 2004. Future capital expenditures are anticipated, and the Company believes that the amounts expended will be consistent with the fiscal 2005 amounts.

At June 30, 2005, the Company has approximately $420,000 outstanding in cancelable orders to purchase inventories, supplies and services for use in normal business operations. Additionally, the Company has a contract with an OEM vendor to purchase 190,000 units or $8.7 million of inventory through fiscal 2009.

At June 30, 2005, the Company had three customers that individually account for 16%, 16% and 12% of accounts receivable. At June 30, 2004, the Company had four customers that individually accounted for 16%, 13%, 12% and 12% of accounts receivable. During the fiscal year ended June 30, 2005, revenues from two significant customers totaled $2,374,000 or 23% of net revenues. During the fiscal year ended June 30, 2004, revenues from two significant customers totaled $2,523,000 or 22% of net revenues. During the fiscal year ended June 30, 2003, revenues from two significant customers totaled $2,547,000 or 25% of net revenues. The Company manages the concentration of credit risk with these customers through a variety of methods including, letters of credit with financial institutions, pre-shipment deposits, credit reference checks and credit limits. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and therefore on our net revenues, cash flows and financial condition.

As of June 30, 2005, the Company had the following contractual obligations and commercial commitments:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Lease Obligations	$44,000	$11,000	$22,000	$11,000	--
Operating Leases	1,302,000	382,000	815,000	105,000	--
Long-Term Note payable	20,000	7,000	13,000	--	--
Total Contractual Cash Obligations	$1,366,000	$400,000	$850,000	$116,000	--

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company’s net revenues. The Company has no material long-term investments or debt, other than a note payable, and therefore is not subject to interest rate risk. Management does not believe that inflation has had or will have a significant impact on the Company’s results of operations. The Company is not exposed to any market risk involving activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ThermoGenesis Corp.

We have audited the accompanying balance sheets of ThermoGenesis Corp. as of June 30, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15.(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoGenesis Corp. at June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ThermoGenesis’ internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Sacramento, California

August 26, 2005

ThermoGenesis Corp.

Balance Sheets

(in thousands, except share and per share amounts)

ASSETS	June 30, 2005	June 30, 2004

Current assets:
Cash and cash equivalents	$9,568	$16,612
Accounts receivable, net of allowance for doubtful accounts of $41 ($61 at June 30, 2004)	2,917	3,107
Inventories	3,280	2,470
Other current assets	469	582
Total current assets	16,234	22,771

Equipment at cost less accumulated depreciation of $2,671 ($2,383 at June 30, 2004)	1,184	1,146
Other assets	48	197
	$17,466	$24,114
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,791	$1,709
Accrued payroll and related expenses	343	287
Deferred revenue	275	142
Accrued liabilities	740	835

Total current liabilities	3,149	2,973

Long-term portion of capital lease obligations and note payable	45	21

Deferred revenue	241	152

Commitments and contingencies (Footnote 6)

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; Series A convertible preferred stock, 1,077,540 shares issued, none outstanding (126,000 outstanding at June 30, 2004)	--	--

Common stock, $0.001 par value; 50,000,000 shares authorized; 45,860,237 issued and outstanding (44,711,871 at June 30, 2004)	46	45

Paid in capital in excess of par	81,752	80,413
Deferred stock compensation	(57)	--
Accumulated deficit	(67,710)	(59,490)

Total stockholders’ equity	14,031	20,968

	$17,466	$24,114

See accompanying notes.

ThermoGenesis Corp.

Statements of Operations

(in thousands, except share and per share amounts)

	Years ended June 30
	2005	2004	2003
Revenues:
Product and other revenues	$9,667	$10,459	$9,036
Service revenues	510	1,187	1,151
Net revenues	10,177	11,646	10,187

Cost of revenues:
Cost of product and other revenues	6,576	7,112	7,260
Cost of service revenues	513	732	640

Total costs of revenues	7,089	7,844	7,900
Gross profit	3,088	3,802	2,287

Expenses:
Selling, general and administrative	5,837	5,174	5,014
Research and development	5,673	3,472	2,937
Total expenses	11,510	8,646	7,951
Loss before interest and other income	(8,422)	(4,844)	(5,664)

Interest and other expense	(14)	(23)	(13)
Interest and other income	216	90	74
Total interest and other income	202	67	61

Net loss	($8,220)	($4,777)	($5,603)

Per share data:
Basic and diluted net loss per common share	($0.18)	($0.11)	($0.15)

Shares used in computing per share data	45,427,047	41,779,818	36,587,102

See accompanying notes.

ThermoGenesis Corp.

Statements of Stockholders' Equity

(in thousands, except share and per share amounts)

	Common stock	Paid in capital in excess of par	Deferred stock compensation	Accumulated deficit	Total stockholders’ equity

Balance at June 30, 2002	$35	$59,268	--	($49,110)	$10,193

Issuance of 3,807,594 common shares in private placement	3	5,327	--	--	5,330
Issuance of 322,251 shares for exercise of options	1	588	--	--	589
Issuance of 35,495 common shares for services	--	65	--	--	65

Net loss	--	--	--	(5,603)	(5,603)

Balance at June 30, 2003	39	65,248	--	(54,713)	10,574

Issuance of 2,660,000 common shares in private placement	3	9,830	--	--	9,833
Issuance of 2,493,777 shares for exercise of options and warrants	3	5,325	--	--	5,328
Issuance of 1,500 common shares for services	--	10	--	--	10
Issuance of 160,000 common shares upon conversion of Series A preferred stock	--	--	--	--	--

Net loss	--	--	--	(4,777)	(4,777)
Balance at June 30, 2004	45	80,413	--	(59,490)	20,968

Issuance of 501,393 shares for exercise of options and warrants	--	1,136	--	--	1,136
Issuance of 16,973 common shares for services	--	61	--	--	61
Deferred compensation related to common stock restricted awards	--	121	($121)	--	--
Amortization of deferred stock compensation	--	(18)	64	--	46
Issuance of 630,000 common shares upon conversion of Series A preferred stock	1	(1)	--	--	--
Issuance of options for services	--	40	--	--	40

Net loss	--	--	--	(8,220)	(8,220)

Balance at June 30, 2005	$46	$81,752	($57)	($67,710)	$14,031

See accompanying notes.

ThermoGenesis Corp.

Statements of Cash Flows

(in thousands)

	Years ended June 30
	2005	2004	2003

Cash flows from operating activities:
Net loss	($8,220)	($4,777)	($5,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	367	302	266
Stock compensation expense	86	20	—
Issuance of common stock for services	61	10	65
Loss on sale/retirement of equipment	7	7	9
Net changes in operating assets and liabilities:
Accounts receivable	190	(1,093)	(98)
Inventories	(970)	16	185
Other current assets	357	88	(681)
Other assets	(1)	3	(16)
Accounts payable	82	544	170
Accrued payroll and related expenses	56	52	31
Deferred revenue	222	(90)	(52)
Accrued liabilities	(168)	440	11
Net cash used in operating activities	(7,931)	(4,478)	(5,713)
Cash flows from investing activities:
Maturities of short-term investments	—	—	2,013
Capital expenditures	(232)	(849)	(92)
Proceeds from sale of equipment	21	—	—
Net cash (used in) provided by investing activities	(211)	(849)	1,921
Cash flows from financing activities:
Exercise of stock options and warrants	1,136	5,308	589
Payments on capital lease obligations and note payables	(38)	(17)	(25)
Issuance of common stock and warrants	—	9,833	5,330
Net cash provided by financing activities	1,098	15,124	5,894
Net increase (decrease) in cash and cash equivalents	(7,044)	9,797	2,102
Cash and cash equivalents at beginning of year	16,612	6,815	4,713
Cash and cash equivalents at end of year	$9,568	$16,612	$6,815

Supplemental cash flow information:
Cash paid during the year for interest	$7	$15	$13

Supplemental non-cash financing and investing information:
Surrender of stock to exercise options	—	$656	—
Equipment acquired by note payable/capital lease	$41	—	$36
Transfer of inventories to equipment	$160	$164	$52
Insurance premium financed by note payable	$94	--	--

See accompanying notes.

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.	Summary of Significant Accounting Policies

Organization and Business

The Company was incorporated in Delaware in July 1986. The Company designs, manufactures and markets automated devices and single-use processing disposables that enable hospitals and blood banks to manufacture a therapeutic dose of stem cells, wound healing proteins or growth factors from a single unit of cord blood or the patient’s own blood in less than one hour. Initially, the Company developed medical devices for ultra rapid freezing and thawing of blood components, which the Company manufactures and distributes to blood banks and hospitals.

Revenue Recognition

The Company recognizes revenue including multiple element arrangements, in accordance with the provisions of SAB No. 104 and EITF 00-21. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement’s revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based on vendor specific objective evidence or third party evidence of fair value as appropriate. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is the Company’s estimate of the fair value of the delivered element. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued at the time of revenue recognition. The Company accounts for training and installation as a separate element of a multiple element arrangement. The Company therefore recognizes the fair value of training and installation services upon their completion when the Company is obligated to perform such services. For licensing agreements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective contracts.

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

1.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

Revenues from the sale of the Company’s products are recognized upon transfer of title. The Company generally ships products F.O.B. shipping point at its office. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. The Company’s foreign sales are generally through distributors. There is no right of return provided for distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue on the sell-in method with its distributors. Shipping and handling fees billed to customers are included in product and other revenues, while the related costs are included in cost of product and other revenues. Service revenue generated from contracts for providing maintenance of equipment is amortized over the life of the agreement. All other service revenue is recognized at the time the service is completed. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

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

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

1.	Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts based on historical collection trends, age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. A customer’s receivable balance is considered past-due based on its contractual terms. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.

Inventories

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis.

Suppliers

The Company obtains certain custom components from a limited number of suppliers. If the supplier raises the price of the component or discontinues production, the Company's gross margin may be negatively impacted or the Company will have to find another qualified supplier to provide the component. In the event that it becomes necessary for us to find another supplier, we would first be required to qualify the quality assurance systems and product of that alternative supplier. Any transfer between qualified suppliers may impact the production schedule, therefore delaying revenues, and may cause the price of the key components to increase.

Equipment

Equipment is recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation for office, computer, machinery and equipment is computed under the straight-line method over the estimated useful lives. Leasehold improvements are depreciated under the straight line method over their estimated useful lives or the remaining lease period, whichever is shorter.

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

1.	Summary of Significant Accounting Policies (Continued)

Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability could have a material impact on the Company’s financial position, cash flows or results of operations.

Stock Based Compensation

The Company has three stock-based compensation plans, which are described more fully in Note 6. The Company has adopted the disclosure provision for stock-based compensation of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which was released in December, 2002 as an amendment of SFAS No 123, but continues to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Stock-based compensation associated with employee stock-based awards is recognized over the vesting period using the straight line method.

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

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options and includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. The assumptions used in option valuation models (see below) are highly subjective, particularly the expected stock price volatility of the underlying stock.

The expense related to stock-based employee compensation included in the determination of net loss is less than that which would have been recognized if the fair value method had been applied to all awards granted after the original effective date of SFAS No. 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods using the straight-line method.

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

1.	Summary of Significant Accounting Policies (Continued)

Stock Based Compensation (Continued)

The Company’s pro forma information is as follows:

	2005	2004	2003

Net loss, as reported	($8,220)	($4,777)	($5,603)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	107	--	--
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,084)	(538)	(969)
Pro forma net loss	($9,197)	($5,315)	($6,572)

Basic and diluted net loss per share
As reported	($0.18)	($0.11)	($0.15)
Pro forma	($0.20)	($0.13)	($0.18)

The pro forma amounts discussed above were derived using the Black-Scholes-Merton option-pricing model with the following assumptions indicated below:

	2005	2004	2003
Average expected life (years)	6.2	4.2	4.4
Risk-free interest rate	3.8%	3.2%	3.2%
Volatility	85%	88%	97%
Dividend yield	0%	0%	0%

These assumptions reflect management’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used in the current period, actual and pro forma stock-based compensation expense could have been materially different. If management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future years.

The weighted average grant date fair value of options granted during the years ended June 30, 2005, 2004 and 2003 was $2.83, $2.29 and $1.23, respectively.

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

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

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities, which consist of stock options, warrants, common stock restricted awards and the Series A convertible preferred stock, that were not included in diluted net loss per common share, common stock restricted awards were 3,017,115, 3,437,272 and 7,591,249 as of June 30, 2005, 2004 and 2003, respectively.

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

1.	Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (“SFAS 151”), “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Early adoption is permitted for inventory costs incurred during fiscal years beginning after the date SFAS 151 was issued. SFAS 151 should be applied prospectively. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial position, results of operations and cash flows.

On December 16, 2004, the FASB issued FASB Statement No. 123 (“Statement 123(R)”), (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.   As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.   However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005.  The Company will adopt SFAS 123(R) in the first quarter of fiscal 2006 and apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards.  For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology and amounts.  Prior periods presented are not required to be restated.  Accordingly, the adoption of Statement 123(R) fair value method will have an impact on the Company's results of operations, although it will have no impact on the Company's overall cash position.  The Company has not yet determined the impact of the adoption of SFAS 123(R) on its results of operations and financial position.

2.	Inventories

Inventories consisted of the following at June 30:

	2005	2004

Raw materials	$1,433	$1,448
Work in process	1,723	769
Finished goods	756	755
Reserve	(632)	(502)
	$3,280	$2,470

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

2.	Inventories (Continued)

Included in the Company’s inventory reserve at June 30, 2005 and 2004 was $431 and $320, respectively, related to CryoSeal FS System products which is based on inventory levels in excess of current demand for the product. The remainder of the reserve relates to the BioArchive System and ThermoLine inventory which have been identified as slow-moving or potentially obsolete.

3.	Equipment

Equipment consisted of the following at June 30:

	2005	2004	Estimated Useful Life

Office equipment	$470	$477	5-10 years
Computer and purchased software	1,113	951	2-5 years
Machinery and equipment	2,088	1,921	5-10 years or lease term
Leasehold improvements	184	180	5 years
	3,855	3,529

Less accumulated depreciation and amortization	(2,671)	(2,383)

	$1,184	$1,146

4.	Accrued Liabilities

Accrued liabilities consisted of the following at June 30:

	2005	2004

Accrued warranty reserves	$103	$281
Other prepayments	250	--
Accrued commissions	45	264
Deferred rent	80	69
Customer deposits	--	32
Capital lease obligations	10	21
Other accrued liabilities	252	168

	$740	$835

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

5.	Commitments and Contingencies

Operating Leases

The Company leases its facility pursuant to a non-cancelable operating lease, which contains scheduled rent increases. The facility lease includes the option to renew for a five year term. The Company recognizes rent expense on a straight-line basis over the term of the facility lease. The annual future minimum lease payments for the non-cancelable operating lease are as follows:

2006	$382
2007	399
2008	416
2009	105
2010	--
Thereafter	--
Total	$1,302 ====

Rent expense was $458, $487 and $395 for the years ended June 30, 2005, 2004 and 2003, respectively.

Capital Leases

The Company leases certain equipment under capital leases. The following amounts are included in equipment as assets under these capital leases as of June 30:

	2005	2004

Cost	$42	$62
Less: accumulated amortization	--	45

Net assets under capital leases	$42	$17

The future minimum lease payments under capital leases are as follows:

Year ending June 30:

2006	$11
2007	11
2008	11
2009	11
Total minimum lease payments	44
Less: amount representing interest	2
Present value of minimum lease payments	42
Less: current portion	10
Long term portion	$32

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

5.	Commitments and Contingencies (Continued)

Note Payable

The Company entered into a note payable with a financial institution to purchase a vehicle for field service personnel in January 2003 for $36. The note bears interest at 9.90%, requires monthly payments of principal and interest of $1 and matures on January 5, 2008.

Contingencies

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. These disputes are seen by the Company’s management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on the Company’s financial position, results of operations or cash flow.

Warranty

The Company offers a one-year warranty for parts only on all of its products. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product liability which is included in accrued liabilities during the period are as follows:

	For years ended June 30,
	2005	2004
Beginning balance	$281	$193
Warranties issued during the period	167	249
Settlements made during the period	(281)	(131)
Changes in liability for pre-existing warranties during the period, including expirations	(64)	(30)
Ending balance	$103	$281

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

6.	Stockholder's Equity

Common Stock

The Company completed a private financing on March 26, 2004, in which it received $9,833, net of expenses. The proceeds from the offering were received from the sale of 2,660,000 shares of common stock.

The Company completed a private financing on March 28, 2003, in which it received $5,330 net of expenses. The proceeds from the offering were received from the sale of 3,807,594 shares of common stock and issued three year warrants representing the right to acquire an additional 11,976 shares of the Company’s common stock at $2.39 per share. The warrants vest immediately. There were no warrants exercised as of June 30, 2005.

As of June 30, 2005, the Company had 3,640,716 shares of common stock reserved for future issuance.

Warrants

In conjunction with a private placement on March 26, 2002, five year warrants were issued, representing the right to acquire an additional 723,362 shares of common stock at $3.07 per share. The warrants vest immediately.

In conjunction with a private placement on April 27, 2001, five-year warrants were issued, representing the right to acquire an additional 788,809 shares of common stock, at an exercise price of $2.88 per share. The warrants vest immediately.

In conjunction with a debt financing in December 2000, five-year warrants were issued, representing the right to acquire 415,000 shares of common stock for an exercise price of $1.625. The warrants vest immediately.

In conjunction with a private placement in December 1999 and January 2000, five year warrants were issued, representing the right to acquire 484,562 common stock at an exercise price of $2.72628.

As part of the placement agent’s compensation in the 1999 private placement of Series A convertible preferred stock, five-year warrants to purchase 200,000 shares of common stock at an exercise price of $1.70 were issued. The warrants were fully vested upon issuance.

In conjunction with a private placement in November 1996, seven-year warrants were issued, representing the right to acquire 1,478,001 shares of common stock at an exercise price of $3.661 per share. The warrants were fully vested upon issuance and expired in November 2003.

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

6.	Stockholder's Equity (Continued)

Warrants (Continued)

A summary of warrant activity for the three years ended June 30, 2005 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at June 30, 2002	4,247,834	$3.02
Warrants granted	11,976	$2.39
Warrants canceled	(258,100)	$3.00
Warrants exercised	--	--
Outstanding and exercisable at June 30, 2003	4,001,710	$3.02

Warrants granted	--	--
Warrants canceled	(1,345,801)	$3.66
Warrants exercised	(1,704,714)	$2.62
Outstanding and exercisable at June 30, 2004	951,195	$2.84

Warrants granted	--	--
Warrants canceled	--	--
Warrants exercised	(307,246)	$2.50
Outstanding and exercisable at June 30, 2005	643,949	$3.00

Stock Options

The Amended 1994 Stock Option Plan (“1994 Plan”) permits the grant of stock or options to employees, directors and consultants. A total of 1,450,000 shares were approved by the stockholders for issuance under the 1994 Plan. Options are granted at prices that are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest ratably over a five-year period, unless otherwise determined by the Board of Directors. The 1994 Plan, but not the options granted, expired in October 2004.

The Amended 1998 Stock Option Plan (“1998 Plan”) permits the grant of stock or options to employees, directors and consultants. A total of 3,798,000 shares were approved by the stockholders for issuance under the 1998 Plan. Options are granted at prices that are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest ratably over three to five years, unless otherwise determined by the Board of Directors.

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

6.	Stockholder’s Equity (Continued)

Stock Options (Continued)

The 2002 Independent Directors Equity Incentive Plan (“2002 Plan”) permits the grant of stock or options to independent directors. A total of 350,000 shares were approved by the stockholders for issuance under the 2002 Plan. Options are granted at prices which are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest immediately, unless otherwise determined by the Board of Directors.

A summary of stock option activity for the three years ended June 30, 2005 follows:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share
Balance at June 30, 2002	3,031,535	$1.93
Options granted	525,000	$1.74
Options canceled	(434,745)	$2.08
Options exercised	(322,251)	$1.82
Balance at June 30, 2003	2,799,539	$1.88
Exercisable at June 30, 2003	1,752,372	$1.74

Options granted	57,250	$3.47
Options canceled	(11,667)	$2.14
Options exercised	(986,045)	$1.78
Balance at June 30, 2004	1,859,077	$1.97
Exercisable at June 30, 2004	1,098,250	$1.86

Options granted	724,850	$3.88
Options canceled	(45,453)	$2.48
Options exercised	(194,147)	$1.92
Balance at June 30, 2005	2,344,327	$2.56
Exercisable at June 30, 2005	1,291,437	$2.08

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

6.	Stockholder’s Equity (Continued)

Stock Options (Continued)

The following table summarizes information about stock options outstanding at June 30, 2005:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.125-$1.60	400,000	2.35	$1.42	400,000	$1.42
$1.70-$2.50	1,191,167	3.89	$2.11	757,834	$2.11
$3.15-$4.70	673,160	5.75	$3.73	113,603	$3.56
$4.80-$5.88	80,000	5.80	$5.07	20,000	$5.88

Total	2,344,327			1,291,437

Common Stock Restricted Awards

On August 9, 2004, the Company’s Compensation Committee approved the grant of 50,914 shares of restricted common stock to selected members of management and key employees, excluding its executive officers. These common stock restricted awards vest in three equal installments, on the date of grant and the first and second anniversary of the grant date. The Company recorded deferred stock compensation of $182 based on the closing market price of the Company’s common stock on the date of grant. One third vested immediately on the grant date and the remaining value will be amortized on a straight-line basis over the remaining 2 year service period.

Series A Convertible Preferred Stock

In January 1999, the Company completed a private placement of 1,077,540 shares of Series A Convertible Preferred Stock (“Series A”), raising $6,227, net of commissions and direct expenses. Commissions of 7% of the gross proceeds and warrants to purchase 200,000 shares of common stock at $1.70 per share were issued to the placement agent. The significant features of the Series A are as follows:

Conversion Rights – Holders of the Series A have the right to convert the Series A at the option of the holder, at any time, into shares of common stock of the Company at the conversion rate of one preferred share for five shares of common stock. The conversion rate is subject to adjustment for changes in the company’s capital structure, which would otherwise have a dilutive effect on the conversion rate. As of June 30, 2005, all shares of Series A have been converted, 126,000 were converted during the year ended June 30, 2005.

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

6.	Stockholder’s Equity (Continued)

Series A Convertible Preferred Stock (Continued)

On December 21, 2004, the Company issued a “Notice of Automatic Conversion” to the remaining Series A Preferred stockholders. Effective 20 days from receipt of the notice, each of the remaining shares of Series A Preferred Stock was converted into 5 shares of the Company’s common stock. The Series A Certificate of Designation states that each share of Series A Preferred Stock shall, at the option of the Company, be automatically converted to five shares of the Company’s common stock if the shares of common stock trade at or above $5 per share for 30 consecutive trading days. As of December 21, 2004, the Company’s common stock traded at or above $5 per share for 30 consecutive trading days. In January 2005, there were 110,000 shares of Series A Preferred Stock outstanding, which were converted into 550,000 shares of common stock.

Voting Rights – the holders of shares of Series A are entitled to voting rights equal to the number of shares of common stock to be issued upon conversion of the Series A.

Liquidation Preferences – In the event of liquidation or dissolution of the Company, the Series A stockholders are entitled to priority over common stockholders with respect to distribution of Company assets or payments to stockholders. The liquidation preference is equal to $6.25 per share compounded annually at 8% per share per year.

7.	Major Customers and Foreign Sales

At June 30, 2005, the Company had three customers that individually accounted for 16%, 16% and 12% of accounts receivable. At June 30, 2004, the Company had four customers that individually accounted for 16%, 13%, 12% and 12% of accounts receivable.

During the fiscal year ended June 30, 2005, revenues from two significant customers totaled $2,374 or 23% of net revenues. During the fiscal year ended June 30, 2004, revenues from two significant customers totaled $2,523 or 22% of net revenues. During the fiscal year ended June 30, 2003, revenues from two significant customers totaled $2,547 or 25% of net revenues.

If the relationship between the Company and these customers were altered, it could have a material impact on the Company’s financial position, cash flows or results of operations.

The Company had sales to customers outside the United States as follows for the years ended June 30:

	2005	2004	2003

Europe	$1,708	$3,195	$2,400
Asia	3,016	4,521	2,815
South America	1,394	655	177
Other	692	224	770

	$6,810	$8,595	$6,162

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

8.	Income Taxes

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate of 34% to income tax expense is as follows for the years ended June 30:

	2005	2004	2003

Statutory federal income tax benefit	($2,795)	($1,624)	($1,905)
Net operating loss with no tax benefit	2,795	1,624	1,905

Total federal income tax	$ -	$ -	$ -

At June 30, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $59,218 and $24,237 respectively, that are available to offset future income. The federal and state loss carryforwards expire in various years between 2006 and 2025, and 2006 and 2015, respectively.

At June 30, 2005, the Company has research and experimentation credit carryforwards of approximately $469 for federal tax purposes that expire in various years between 2006 and 2025, and $384 for state income tax purposes that do not have an expiration date.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	June 30, 2005	June 30, 2004

Deferred tax assets:
Net operating loss carry-forwards	$21,574	$18,837
Income tax credits	754	793
Capitalized research costs	538	660
Other	772	788

Total deferred taxes	23,638	21,078
Valuation allowance	(23,638)	(21,078)

Net deferred taxes	$ -	$ -

The valuation allowance increased by approximately $2,560, $2,500 and $2,100 in 2005, 2004 and 2003, respectively. Approximately $1,600 of the valuation allowance at June 30, 2005 is related to the benefits of stock option deductions, which will be credited to paid-in capital when realized.

Because of the “change of ownership” provisions of the Tax Reform Act of 1986, a portion of the Company’s federal net operating loss and credit carryovers may be subject to an annual limitation regarding their utilization against taxable income in future periods.

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

9.	Employee Retirement Plan

The Company sponsors an Employee Retirement Plan, generally available to all employees, in accordance with Section 401(k) of the Internal Revenue Code. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees’ contributions. No Company contributions have been made to the Plan as of June 30, 2005.

10.	Related Party Transactions

During the second quarter of fiscal 2004, the Company entered into an agreement with Mediware Information Systems, Inc. (Mediware) to explore technical and market requirements and terms and conditions for the joint development and marketing of the industry’s first fully integrated system to make personalized cell therapy safer and more accessible. The Company had no outside expenses or revenues associated with this agreement during fiscal 2005. The Company’s Chief Executive Officer is on the Board of Directors of Mediware and Mediware’s Chief Executive Officer is on the Board of Directors of the Company.

11.	Unaudited Quarterly Financial Data

The following tables provide quarterly data for fiscal years ended June 30, 2005 and 2004.

	First Quarter Ended September 30, 2004	Second Quarter Ended December 31, 2004	Third Quarter Ended March 31, 2005	Fourth Quarter Ended June 30, 2005

Net revenues	$2,397	$2,954	$1,727	$3,099

Gross Margin	780	950	454	904

Net loss	($1,879)	($1,841)	($2,117)	($2,383)

Per share data:

Basic and diluted net loss per common share	($0.04)	($0.04)	($0.05)	($0.05)

Shares used in computing per share data	44,923,844	45,100,050	45,824,946	45,859,348

THERMOGENESIS CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts)

11.	Unaudited Quarterly Financial Data (Continued)

	First Quarter Ended September 30, 2003	Second Quarter Ended December 31, 2003	Third Quarter Ended March 31, 2004	Fourth Quarter Ended June 30, 2004

Net revenues	$2,143	$2,500	$3,367	$3,636

Gross Margin	589	802	1,167	1,244

Net loss	($1,239)	($1,223)	($1,218)	($1,097)

Per share data:

Basic and diluted net loss per common share	($0.03)	($0.03)	($0.03)	($0.02)

Shares used in computing per share data	39,460,449	40,265,493	42,742,891	44,650,439

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management with the participation of principal executive and financial officers evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(c) of the Exchange Act as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Based upon their evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective to accumulate and communicate to the Company’s management as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, which appears on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ThermoGenesis Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that ThermoGenesis Corp. maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ThermoGenesis’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’ assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ThermoGenesis Corp. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ThermoGenesis Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of ThermoGenesis Corp. as of June 30, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005 of ThermoGenesis Corp. Our audits also included the financial statement schedule listed in the Index of Item 15.(a)(2). Our report dated August 26, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Sacramento, California

August 26, 2005

Changes In Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report on Form 10-K.

Page Number

(a)	(1)	Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	28

Balance Sheets at June 30, 2005 and 2004	29

Statements of Operations for the years ended
June 30, 2005, 2004 and 2003	30

Statements of Stockholders’ Equity for the years
ended June 30, 2005, 2004 and 2003	31

Statements of Cash Flows for the years ended
June 30, 2005, 2004 and 2003	32

Notes to Financial Statements	33

(a)	(2)	Financial Statement Schedules

Schedule II, Valuation and Qualifying Accounts	58

(b)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on the next page, which is incorporated here in by this reference.

Exhibit Description

3.1	(a)	Amended and Restated Certificate of Incorporation (1)
(b)	Revised Bylaws (2)

4.1	Warrant (form) (3)

10.1	(a)	License Agreement between Stryker Corp. and ThermoGenesis Corp. (4)
(b)	Executive Development and Distribution Agreement between ThermoGenesis Corp. and Daido Hoxan Inc. (5)
(c)	License Agreement with Pall/Medsep Corporation (6)
(d)	Distribution Agreement with Dideco S.p.A. (7)
(e)	Employment Agreement for Philip H. Coelho (8)
(f)	Employment Agreement for Renee Ruecker (9)
(g)	Employment Agreement for Dan Segal (10)
(h)	Employment Agreement for Kevin Simpson (11)
(i)	Employment Agreement for Matthew Plavan (12)
(j)	Securities Purchase Agreement dated March 10, 2004 (form) (13)
(k)	Amended 2002 Independent Directors Equity Incentive Plan (14)
(l)	Distribution and License Agreement with Asahi Kasei Medical Co., Ltd. (15)
(m)	Supply Agreement with Cell Factors Technology, Inc. (16)

14	Amended and Restated Code of Ethics

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Rule 13(a) - 14(a)/15(d) - 14(a) Certification (Principal Executive Officer)
31.2	Rule 13(a) - 14(a)/15(d) - 14(a) Certification (Principal Financial Officer)
32	Section 1350 Certifications

Footnotes to Exhibit Index

(1)	Incorporated by reference to ThermoGenesis’ proxy statement for the Annual Meeting hold on October 28, 2005.
(2)	Incorporated by reference to Form 10-KSB for the year ended June 30, 1994.
(3)	Incorporated by reference to Form 8-K dated April 5, 2002.
(4)	Incorporated by reference to Form 8-K dated September 27, 1995.
(5)	Incorporated by reference to Form 8-K dated March 27, 1997.
(6)	Incorporated by reference to Form 8-K dated March 27, 1997.
(7)	Incorporated by reference to Form 8-K for February 16, 1998.
(8)	Incorporated by reference to Form 10-K for the year ended June 30, 2002.
(9)	Incorporated by reference to Form 10-Q for the quarter ended March 31, 2003.
(10)	Incorporated by reference to Form 10-K for the year ended June 30, 2000.
(11)	Incorporated by reference to Form 10-Q for quarter ended December 31, 2002.
(12)	Incorporated by reference from Form 8-K dated May 5, 2005.
(13)	Incorporated by reference to Form 8-K dated March 10, 2004.
(14)	Incorporated by reference to Form 8-K dated December 15, 2004.
(15)	Incorporated by reference to Form 8-K dated March 28, 2005.
(16)	Incorporated by reference to Form 8-K dated March 29, 2005.

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

CRYOPRECIPITATE: Any precipitate (substance that is separated out of a solution of plasma) that results from cooling, as cryoglobulin or antihemophilic factor. When used in the context of the CryoSeal FS System, cryoprecipitate means a “fibrinogen-rich” cryoprecipitate.

CRYOPRESERVATION: Maintaining the life of excised tissue or organs by freezing and storing at very low temperatures.

CRYOSEAL: System for harvesting fibrinogen-rich cryoprecipitate from a donor’s blood plasma, a blood component that is currently licensed by the FDA for the treatment of clotting protein deficient patients.

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

By:	/s/ PHILIP H. COELHO	Date: September 9, 2005
Philip H. Coelho, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
By:	/s/ MATTHEW T. PLAVAN	Dated: September 9, 2005
Matthew T. Plavan, Chief Financial Officer (Principal Financial and Accounting Officer)
By:	/s/ KEVIN M. SIMPSON	Dated: September 9, 2005
Kevin M. Simpson, President/COO and Director
By:	/s/ GEORGE BARRY	Dated: September 9, 2005
George Barry, Director
By:	/s/ HUBERT HUCKEL	Dated: September 9, 2005
Hubert Huckel, Director
By:	/s/ PATRICK MCENANY	Dated: September 9, 2005
Patrick McEnany, Director

SCHEDULE II

THERMOGENESIS CORP.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
For the year ended June 30, 2005
Allowance for doubtful accounts:	$61	$9	--	$29	$41
Reserve for slow moving, obsolete or unusable inventory:	$502	$169		$39	$632
For the year ended June 30, 2004
Allowance for doubtful accounts:	$80	--	--	$19	$61
Reserve for slow moving, obsolete or unusable inventory:	$392	$190		$80	$502
For the year ended June 30, 2003
Allowance for doubtful accounts:	$84	$1	--	$5	$80
Reserve for slow moving, obsolete or unusable inventory:	$262	$212	--	$82	$392

