Form 10-Q/A
period 2005-09-30
THERMOGENESIS CORP
filed 2005-12-13
CIK 811212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

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

                               ThermoGenesis Corp.


                                      INDEX



Explanatory Note ............................................................3

Part I Financial Information

Item 1.  Financial Statements ...............................................4

Signatures .................................................................16

Exhibits

Exhibit 31.1

Exhibit 31.2

Exhibit 32

                                EXPLANATORY NOTE

     This  amended  quarterly  report  on Form  10-Q/A  is being  filed to amend
Exhibit 31.1 and Exhibit 31.2 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005. No other modifications have been made to any other portion of the Company's Form 10-Q as originally filed. This amendment to our Form 10-Q does not reflect events occurring after the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events.

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


                                     Page 4


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


                                     Page 6

                               ThermoGenesis Corp.
                 Condensed Statements of Cash Flows (Unaudited)
                 Three Months Ended September 30, 2005 and 2004

(in thousands)                                                                2005                2004
                                                                         ----------------    ----------------

Cash flows from operating activities:
    Net loss                                                                   ($2,016)            ($1,879)

    Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and amortization                                                 93                  78
       Stock based compensation expense                                             231                  80
       Net change in operating assets and liabilities:
          Accounts receivable                                                       692                 850
          Inventories                                                               186               (543)
          Other current assets                                                      102                  25
          Other assets                                                               --                 (1)
          Accounts payable                                                        (624)               (301)
          Accrued payroll and related expenses                                     (99)                (69)
          Accrued liabilities                                                      (77)               (283)
          Deferred revenue                                                         (30)                (16)
                                                                         ---------------- -- ----------------

       Net cash used in operating activities                                    (1,542)             (2,059)
                                                                         ----------------    ----------------

Cash flows from investing activities:
    Capital expenditures                                                           (40)                (53)
                                                                         ----------------    ----------------

       Net cash used in investing activities                                       (40)                (53)
                                                                         ----------------    ----------------

Cash flows from financing activities:
    Payments on capital lease obligations and note payable                         (36)                 (3)
    Exercise of stock options and warrants                                          171                 464
                                                                         ----------------    ----------------

       Net cash provided by financing activities                                    135                 461
                                                                         ----------------    ----------------
Net decrease in cash and cash equivalents                                       (1,447)             (1,651)

Cash and cash equivalents at beginning of period                                  9,568              16,612
                                                                         ----------------    ----------------
Cash and cash equivalents at end of period                                       $8,121             $14,961
                                                                         ================    ================

Supplemental non-cash flow information:
    Equipment acquired by capital lease                                            $106                  --
                                                                         ================    ================
    Transfer of inventory to equipment                                              $22                $123
                                                                         ================    ================
    Transfer of equipment to inventory                                              $63                  --
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

Inventories

Inventories consisted of the following at:


(in thousands)                       September 30, 2005           June 30, 2005
                                     ------------------           -------------


Raw materials                                    $1,439                  $1,433
Work in process                                   1,678                   1,723
Finished goods                                      662                     756
Reserve                                           (644)                   (632)
                                     ------------------       ------------------
                                                 $3,135                  $3,280
                                     ==================       ==================

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

                               ThermoGenesis Corp.
         Notes to Condensed Financial Statements (Unaudited) (Continued)


Summary of Significant Accounting Policies (Continued)
-----------------------------------------------------

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

                                                      Three Months Ended
         (in thousands)                                  September 30,
                                                             2004
                                                     ----------------------
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

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company's stock option plans:


                                                                                         Weighted-
                                                                                          Average
                                                                        Weighted-        Remaining       Aggregate
                                                       Number of         Average        Contractual      Intrinsic
(in thousands, except share price and term)             Shares       Exercise Price        Life            Value
                                                    ---------------- ---------------- ---------------- ---------------

Outstanding at June 30, 2005                                  2,344            $2.56

Granted                                                          --               --
Expired                                                          --               --
Forfeitures and Cancellations                                  (63)            $4.75
Exercised                                                      (12)            $3.53
                                                    ---------------- ----------------

Outstanding at September 30, 2005                             2,269            $2.49              3.9          $6,382
                                                    ---------------- ---------------- ---------------- ---------------

Vested and Expected to Vest at September
  30, 2005                                                    2,214            $2.48              3.9          $6,246
                                                    ---------------- ---------------- ---------------- ---------------

Exercisable at September 30, 2005                             1,414            $2.22              3.4          $4,372
                                                    ---------------- ---------------- ---------------- ---------------


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

                                    ThermoGenesis Corp.
                                    (Registrant)

Dated:  December 12, 2005
                                    /s/ Philip H. Coelho
                                    --------------------------------------------
                                    Philip H. Coelho
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Matthew T. Plavan
                                    --------------------------------------------
                                    Matthew T. Plavan
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)