Form 10-Q/A
period 2005-09-30
THERMOGENESIS CORP
filed 2005-12-13
CIK 811212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-Q/A
                                 AMENDMENT NO. 2


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

                               ThermoGenesis Corp.


                                      INDEX

                                                                                            Page Number
Part I  Financial Information

Item 1. Financial Statements ....................................................................4

Item 2. Management's Discussion and Analysis of
           Financial Condition & Results of Operations..........................................16

Item 3. Quantitative and Qualitative Disclosures about Market Risk..............................23

Item 4. Controls and Procedures.................................................................24

Part II Other Information

Item 1. Legal...................................................................................25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.............................25
Item 3. Defaults Upon Senior Securities.........................................................25
Item 4. Submission of Matters to a Vote of Security Holders.....................................25
Item 5. Other Information.......................................................................25
Item 6. Exhibits................................................................................25

Signatures......................................................................................26

                                       2

                                EXPLANATORY NOTE

     This amended quarterly report on Form 10-Q/A-2 is being filed to amend Exhibits 31.1, 31.2 and 32 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005. No other modifications have been made to any other portion of the Company's Form 10-Q as originally filed.



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

                                       7

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

The Company's products can address a broad range of CTT. We have developed a concentrated expertise in the CTT area of somatic stem cells. Until the middle of the 1990s, researchers were familiar with two major types of stem cells, embryonic stem cells and adult stem cells. However, recent years have seen the emergence of a category of stem cells, called somatic stem cells that are found in umbilical cord blood or the bone marrow and other tissues of the body. These somatic stem cells are both enabling for, and a subset of, CTT. Somatic stem cells are capable of a wide range of differentiation into several highly diverse cell types such as nerve cells, muscle cells and hematopoietic cells. Somatic stem cells have come into focus as fundamental units of development and maintenance of the adult organism as well as an attractive tool for tissue regeneration.
                                       16

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

Dated:  December 13, 2005

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