Form 10-Q
period 2005-12-31
THERMOGENESIS CORP
filed 2006-02-08
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005.

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 0-16375

________________________________

ThermoGenesis Corp.

(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of Incorporation)	(I.R.S. Employer Identification No.)

2711 Citrus Rd.

Rancho Cordova, CA	95742
(Address of principal executive offices)	(Zip Code)

(916) 858-5100

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                           Yes [X] No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer [X]	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes ☐ No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 23, 2006
Common stock, $.001 par value	45,984,192

ThermoGenesis Corp.

INDEX

Page Number
Part I	Financial Information

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of

Financial Condition & Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23

Part II Other Information

Item 1. Legal	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	25
Item 6. Exhibits	25

Signatures	26

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Corp.

Condensed Balance Sheets (Unaudited)

ASSETS (in thousands, except share and per share amounts)	December 31, 2005	June 30, 2005
Current assets:
Cash and cash equivalents	$7,161	$9,568
Accounts receivable, net of allowance for doubtful accounts of $18 ($41 at June 30, 2005)	2,967	2,917
Inventories	2,655	3,280
Other current assets	584	469
Total current assets	13,367	16,234

Equipment at cost less accumulated depreciation of $2,821 ($2,671 at June 30, 2005)	1,243	1,184
Other assets	48	48
	$14,658	$17,466
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,529	$1,791
Accrued payroll and related expenses	379	343
Deferred revenue	678	275
Accrued liabilities	548	740

Total current liabilities	3,134	3,149

Long-term portion of capital lease obligations and note payable	118	45

Deferred revenue	220	241

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	--	--

Common stock, $0.001 par value; 80,000,000 shares authorized; 45,984,192 issued and outstanding (45,860,237 at June 30, 2005)	46	46

Paid in capital in excess of par	82,618	81,752
Deferred stock compensation	--	(57)
Accumulated deficit	(71,478)	(67,710)

Total stockholders’ equity	11,186	14,031

	$14,658	$17,466

See accompanying notes to financial statements.

ThermoGenesis Corp.

Condensed Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net revenues	$3,127	$2,954	$5,243	$5,351

Cost of revenues	2,005	2,004	3,534	3,621

Gross profit	1,122	950	1,709	1,730

Expenses:

Selling, general and administrative	1,746	1,452	3,330	2,886

Research and development	1,177	1,395	2,250	2,664

Total operating expenses	2,923	2,847	5,580	5,550

Interest and other income, net	49	56	103	100

Net loss	($1,752)	($1,841)	($3,768)	($3,720)

Per share data:

Basic and diluted net loss per common share	($0.04)	($0.04)	($0.08)	($0.08)

Shares used in computing per share data	45,965,859	45,100,050	45,941,680	45,011,948

See accompanying notes to financial statements.

ThermoGenesis Corp.

Condensed Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2005 and 2004

(in thousands)	2005	2004

Cash flows from operating activities:
Net loss	($3,768)	($3,720)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	176	167
Stock based compensation expense	588	116
Net change in operating assets and liabilities:
Accounts receivable	(50)	509
Inventories	611	(710)
Other current assets	(115)	(35)
Other assets	--	48
Accounts payable	(262)	(551)
Accrued payroll and related expenses	36	41
Accrued liabilities	(146)	(243)
Deferred revenue	382	(63)

Net cash used in operating activities	(2,548)	(4,441)

Cash flows from investing activities:
Capital expenditures	(115)	(117)

Net cash used in investing activities	(115)	(117)

Cash flows from financing activities:
Payments on capital lease obligations and note payable	(79)	(16)
Exercise of stock options and warrants	335	984

Net cash provided by financing activities	256	968
Net decrease in cash and cash equivalents	(2,407)	(3,590)

Cash and cash equivalents at beginning of period	9,568	16,612
Cash and cash equivalents at end of period	$7,161	$13,022

Supplemental non-cash flow information:
Equipment acquired by capital lease	$106	--
Transfer of inventory to equipment	$77	$145
Transfer of equipment to inventory	$63	--

See accompanying notes to financial statements

ThermoGenesis Corp.

Notes to Condensed Financial Statements (Unaudited)

Interim Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on ThermoGenesis Corp’s (the “Company”) net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on form 10-K for the fiscal year ended June 30, 2005.

The condensed balance sheet at June 30, 2005, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Summary of Significant Accounting Policies

Revenue

The Company recognizes revenue including multiple element arrangements, in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 104 and Emerging Issues Task Force (“EITF”) 00-21. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement’s revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based on vendor specific objective evidence or third party evidence of fair value as appropriate. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is the Company’s estimate of the fair value of the delivered element. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued at the time of revenue recognition. The Company accounts for training and installation services as a separate element of a multiple element arrangement. The Company therefore recognizes the fair value of training and installation services upon their completion. For licensing agreements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the up-front fees and recognizes the fees as revenue on a straight-line basis over the term of the respective license.

ThermoGenesis Corp.

Notes to Condensed Financial Statements (Unaudited) (Continued)

Summary of Significant Accounting Policies (Continued)

Revenue (Continued)

Revenues from the sale of the Company’s products are recognized upon transfer of title. The Company generally ships products F.O.B. shipping point. There is no conditional evaluation or customer acceptance on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. The Company’s foreign sales are generally through distributors. There is no right of return provided to distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue primarily on the sell-in method with its distributors. Shipping and handling fees billed to customers are included in product and other revenues, while the related costs are included in cost of product and other revenues. Service revenue which is included in net revenues, generated from contracts for providing maintenance of equipment is amortized over the life of the agreement. All other service revenue is recognized at the time the service is completed. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.

Inventories

Inventories consisted of the following at:

(in thousands)	December 31, 2005	June 30, 2005

Raw materials	$1,596	$1,433
Work in process	1,010	1,723
Finished goods	687	756
Reserve	(638)	(632)
	$2,655	$3,280

Included in the Company’s inventory reserve at December 31, 2005 and June 30, 2005 were $439,000 and $431,000, respectively, related to CryoSeal® FS System inventory products, which is based on inventory levels in excess of current demand for the product. The remainder of the reserve relates to the BioArchive® System and ThermoLine™ inventory which have been identified as slow-moving or potentially obsolete.

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

ThermoGenesis Corp.

Notes to Condensed Financial Statements (Unaudited) (Continued)

Summary of Significant Accounting Policies (Continued)

Warranty (Continued)

Changes in the Company’s product liability during the period are as follows:

(in thousands)
July 1, 2005 balance	$103
Warranties issued during the period	47
Settlements made during the period	(26)
Changes in liability for pre-existing warranties during the period, including expirations	(25)
Balance at December 31, 2005	$99

Stock-Based Compensation

Stock Plans

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

ThermoGenesis Corp.

Notes to Condensed Financial Statements (Unaudited) (Continued)

Stock-Based Compensation (Continued)

Adoption of FAS 123(R)

Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized for options granted in the Statement of Operations for the three and six months ended December 31, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, net of estimated forfeitures, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s net loss for the three and six months ended December 31, 2005, was $341,000 and $536,000, respectively, higher than if it had continued to account for share-based compensation under Opinion 25. If the Company had not adopted Statement 123(R), basic and diluted loss per share for the three and six months ended December 31, 2005 would have been ($0.03) and ($0.07) as compared to ($0.04) and ($0.08).

Determining Fair Value

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

Expected Volatility – The Company uses the trading history of its common stock in determining an estimated volatility factor when using the Black-Scholes-Merton option-pricing formula to determine the fair value of options granted.

Expected Dividend – The Company has not declared dividends. Therefore, the Company uses a zero value for the expected dividend value factor when using the Black-Scholes-Merton option-pricing formula to determine the fair value of options granted.

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

ThermoGenesis Corp.

Notes to Condensed Financial Statements (Unaudited) (Continued)

Stock-Based Compensation (Continued)

Pro Forma

The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

(in thousands)	Three Months Ended December 31,	Six Months Ended December 31,
	2004	2004
Net loss, as reported	($1,841)	($3,720)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	14	84
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(241)	(628)
Pro forma net loss	($2,068)	($4,264)

Basic and diluted net loss per share
As reported	($0.04)	($0.08)
Pro Forma	($0.05)	($0.09)

Fair Value –The fair value of the Company's stock options granted to employees for the six months ended December 31, 2004 and 2005 was estimated using the following weighted-average assumptions:

	2005	2004
Expected Term (in years)	5.56	6.2
Risk-free interest rate	4.3%	3.8%
Volatility	.76	.85
Weighted-Average Fair Value	$3.28	$2.80
Dividend yield	0%	0%

Stock Compensation Expense

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At December 31, 2005, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option plans but not yet recognized was $1,576,000 net of estimated forfeitures of $97,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately two years and will be adjusted for subsequent changes in estimated forfeitures.

ThermoGenesis Corp.

Notes to Condensed Financial Statements (Unaudited) (Continued)

Stock-Based Compensation (Continued)

Stock Compensation Expense (Continued)

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans:

(in thousands, except share price and term)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2005	2,344	$2.56

Granted	118	$4.97
Expired	--	--
Forfeitures and Cancellations	(63)	$4.75
Exercised	(14)	$3.53

Outstanding at December 31, 2005	2,385	$2.61	3.8	$5,322

Vested and Expected to Vest at December 31, 2005	2,330	$2.61	3.7	$5,217

Exercisable at December 31, 2005	1,457	$2.28	3.2	$3,734

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the 2,248,000 options that were in-the-money at December 31, 2005. During the six months ended December 31, 2005 and 2004, the aggregate intrinsic value of options exercised under the Company's stock option plans were $23,000 and $458,000, respectively, determined as of the date of option exercise.

ThermoGenesis Corp.

Notes to Condensed Financial Statements (Unaudited) (Continued)

Stock-Based Compensation (Continued)

Common Stock Restricted Awards

On August 9, 2004, the Company’s Compensation Committee approved the grant of 50,914 shares of restricted common stock to selected members of management and key employees, excluding its executive officers, which had a fair market value of $3.58 per share on the date of grant. These common stock restricted awards vest in three equal installments, on the date of grant and the first and second anniversary of the grant date. The Company recorded deferred stock compensation of $182,000 based on the closing market price of the Company’s common stock on the date of grant. One third vested immediately on the grant date and the remaining value will be amortized on a straight-line basis over the remaining two year service period. In accordance with FAS 123(R), on July 1, 2005 the Company reversed the deferred stock compensation balance of $57,000 against additional paid-in-capital. The following is a summary of restricted stock activity during the first two quarters of fiscal 2006:

(in thousands)	Number of Shares	Grant Date Fair Value

Outstanding at June 30, 2005	29	$104

Granted	--	--
Vested	(14)	($50)
Forfeited	(1)	($4)

Outstanding at December 31, 2005	14	$50

Warrants

During the six months ended December 31, 2005, the Company received $287,000 in cash from the exercise of warrants to purchase 96,200 shares of common stock.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151 (“SFAS 151”), “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 was adopted as of July 1, 2005 and did not have a material impact on the Company’s financial statements.

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities, which consist of stock options, warrants, common stock restricted awards and the Series A convertible preferred stock, that were not included in diluted net loss per common share were 2,947,068 and 3,485,354 as of December 31, 2005 and 2004.

ThermoGenesis Corp.

Notes to Condensed Financial Statements (Unaudited) (Continued)

Licenses and Distribution Rights

On October 13, 2005, the Company entered into an International Distribution Agreement (the "GEHC Agreement") with Amersham Biosciences AB, a GE Healthcare company headquartered in Sweden ("GEHC"). Under the Agreement, GEHC becomes the exclusive worldwide distributor of and service provider for the Company’s Auto Xpress™ System (AXP™) and BioArchive System. The Company will receive from GEHC fees for these rights granted under the Agreement. During the quarter ended December 31, 2005, the Company received the first payment of $550,000 for these rights.  Amounts received for these rights will be recognized as revenue on the straight-line method over the initial 5-year term of the contract.  GEHC will purchase products from the Company to distribute and service. In addition, GEHC and the Company agreed to collaborate on certain future improvements to these product lines. The Agreement has an initial expiration date of December 31, 2010, but will be automatically renewed for additional two year periods unless terminated by one of the parties 12 months prior to the end of the then current term.  Subsequent to December 31, 2005, the Company received its second payment of $2.3 million for distribution and service rights under the Agreement.

On November 7, 2005, the Company entered into an OEM Supply Agreement (the “Agreement”) with Medtronic, Inc. (“MDT”). Under the terms of the Agreement, the Company will modify its Thrombin Processing Device (“TPD”) to work with MDT’s Magellan Product (the “OEM Product”) and sell and supply the OEM Product to MDT for use and sale in conjunction with the MDT Magellan Product throughout the world. The Agreement has a term of five years. MDT’s Magellan Product is used for the production of platelet gel. MDT previously used bovine thrombin in conjunction with the Magellan device.

Stockholders’ Equity

On October 28, 2005, the stockholders approved an amendment to and restatement of the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 60,000,000.

On December 5, 2005, the stockholders approved an amendment to and restatement of the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 60,000,000 to 80,000,000.

Subsequent Event

On February 3, 2006, the Company completed a public offering of 8,000,000 shares of its common stock at $4.00 per share. Net proceeds before Company expenses from the offering were approximately $30,100,000.

ThermoGenesis Corp.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Six Months Ended December 31, 2005 and 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company's actual results and could cause actual results for fiscal year 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, the risks associated with initiating manufacturing for new products, and the risk factors listed from time to time in the Company's Securities and Exchange Commission (“SEC”) reports, including, in particular, the factors and discussion in the Company's Form 10-K for its last fiscal year.

Introduction

The Company designs and manufactures medical devices and disposables for the distributed manufacturing of “personalized” cell and tissue therapy (CTT) products such as fibrin sealant, thrombin, and units of umbilical cord blood stem cells. These products typically originate from the blood or tissue of the patient or a single typed and pathogen screened placenta or living donor. CTT is a broad rapidly growing field of medicine that involves the collection, purification, manipulation and administration of somatic stem cells and/or their progeny, proteins and growth factors for the focused treatment of disease, tailored to individual patients. This methodology of personalized disease treatment is considerably different than that demonstrated by conventional pharmaceutical drugs, such as statins, analgesics or antibiotics. These generic pharmaceutical drugs are produced in large quantities, are similarly effective on most patients with similar underlying medical conditions. Additionally, these drugs typically consist of inert materials that can be stored in medicine cabinets at room temperature. In contrast, “personalized” CTT products are manufactured one at a time, are intended for a single patient, and require low temperature for preserving the cells, blood proteins or growth factors, sometimes cryogenic (-196°C) storage conditions.

The Company’s products can address a broad range of CTT. We have developed a concentrated expertise in the CTT area of somatic stem cells. Until the middle of the 1990s, researchers were familiar with two major types of stem cells, embryonic stem cells and adult stem cells. However, recent years have seen the emergence of a category of stem cells, called somatic stem cells that are found in umbilical cord blood or the bone marrow and other tissues of the body. These somatic stem cells are both enabling for, and a subset of, CTT. Somatic stem cells are capable of a wide range of differentiation into several highly diverse cell types such as nerve cells, muscle cells and hematopoietic cells. Somatic stem cells have come into focus as fundamental units of development and maintenance of the adult organism as well as an attractive tool for tissue regeneration.

ThermoGenesis Corp.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Six Months Ended December 31, 2005 and 2004 (Continued)

Introduction (Continued)

The ability to obtain large quantities of somatic stem cells able to produce mature muscle, nerve or pancreatic cells is useful in the development of clinical treatments for genetic diseases. This clinical practice is “personalized” medicine which utilizes either an individual's own somatic stem cells, thus circumventing problems of rejection associated with implantation of allogeneic organ grafts or utilizes somatic stem cells sourced from an immunologically matched person or placental blood.

CTT can be characterized by (1) the source of the somatic stem cells (e.g., neonatal, adult, or perhaps, in the future, embryonic) (2) the source of blood proteins or growth factors (e.g., from the patient or a matched single donor), (3) the cell progeny in the final product (e.g., hematopoietic, mesenchymal, dendritic cells, chondrocytes, etc.), (4) the disease targeted (e.g., bone marrow rescue, diabetes, myocardial infarction, Parkinson), and (5) the type of manipulation (e.g., cell isolation, capture, expansion, gene modification, cryoprecipitation or fractionation). Critical factors in providing acceptable “personalized” CTT products are that they be precisely identified and tracked from their source to the receiving patient and that every manufacturing step, such as harvesting, processing, freezing, transporting, matching, and administering, preserves the potency of the product.

The Company’s BioArchive and AXP products and intellectual property are designed to ensure that the living cells in the CTT products are fully functional at time of transplant – which may be months or years after production. We believe that the Company’s products, that arise from its intellectual property, contain substantial advantages over other products and practices in enabling the precision manufacturing of CTT products in a safe sterile environment which will reduce the loss of cells and loss of cell viability at each step of the process from collection to administration.

The Company’s legacy is in its ThermoLine™ products for ultra rapid freezing and thawing of blood components, which the Company distributes to blood banks and hospitals. Beginning in late 1993, and with accelerated research and development efforts from 1996 to present, the Company completed development of the BioArchive, AutoXpress and CryoSeal technology platforms.

The BioArchive System has initially been configured to automate the cryopreservation and archiving in liquid nitrogen, units of hematopoietic stem cells sourced from umbilical cord blood. The BioArchive System, introduced in 1999 has been purchased by the major cord blood stem cell banks and stem cell research centers in 26 countries. These cord blood stem cell units have been used to treat leukemias, lymphomas, diverse inherited anemias, such as sickle cell anemia and thalassemia, and other life threatening genetic diseases.

The CryoSeal System produces a second-generation surgical sealant which prepares the two interactive liquid components of a fibrin sealant: (1) the wound healing proteins of fibrinogen, fibronectin, Factor VIII, von Willebrands Factor and Factor XIII and (2) the activating enzyme, thrombin. When combined at the bleeding wound site, the two components form an adhesive gel that stops bleeding and bonds tissue. This more advanced surgical sealant, sourced from either the patient’s own blood or that of a single typed donor may be manufactured in either hospitals or blood centers and competes with conventional fibrin sealants, sourced from “pools” of plasma purchased from up to ten thousand individuals. The Company expanded its technical human capacity to achieve completion of these research projects, pursue regulatory clearance for the developed products, add experienced marketing talent to launch the products, and apply for patent and other intellectual property protection.

ThermoGenesis Corp.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Six Months Ended December 31, 2005 and 2004 (Continued)

Introduction (Continued)

To date, our BioArchive System and related products are purchased predominantly by specialized cord blood stem cell banks and stem cell research facilities. The sales of BioArchive devices have been dependent on start-up and ongoing funding costs associated with new stem cell banks as the science evolved. In more recent periods governmental funding of cord blood banks, as well as more recognized therapeutic benefits from this stem cell treatment appear to be increasing demand for cord blood stem cell transplants. Consistent with the perception that governmental backing and funding will accelerate the demand for the products, the Company has incurred expenses to promote federal financing to increase the inventory of high quality cord blood units manufactured by a network of FDA-approved cord blood banks. Legislation appropriating $19.4 million has passed Congress and been signed into law and Health Resources and Services Administration (“HRSA”) is expected to award these funds following Requests for Proposals (“RFPs”) to “qualified” cord blood banks in the near future. In addition, the Stem Cell Therapeutic and Research Act of 2005 was signed into law in December 2005.  This legislation provides $79 million in funds to establish a National Cord Blood Stem Cell Bank Network to prepare, store and distribute 150,000 units of human umbilical cord blood stem cells for the treatment of patients and to support peer-reviewed research using such cells.  However, there is no certainty that the authorizing legislation will ultimately pass or that if it passes, it will result in a corresponding increase in our revenues due to cord blood banks who receive the funds deciding to purchase our BioArchive System.

Our CryoSeal System has completed its U.S. clinical trials and sales in the U.S. are pending the required FDA approval following our PMA submitted in December 2005. In October 2005, the outcome data was completed for the 150 patient blinded, randomized multi-center clinical trial. The study reached its primary end point, which was to demonstrate equivalency (i.e. that results obtained using the CryoSeal FS System were “non-inferior” to results achieved with the control). The data in fact demonstrated that patients treated with CryoSeal FS showed “superiority” (statistically significant quicker time to hemostasis) versus the control group. The Company has received CE Mark approval for the system enabling its sale and use in Europe, although sales into individual countries under cost reimbursement structures often requires the existence of supporting clinical usage within that country. We have, through our distribution partners in Europe, undertaken several clinical studies and, upon completion, will initiate more aggressive marketing. In Japan, our distributor, Asahi Medical Co. Ltd., has completed enrollment in their pivotal clinical trial and filed their PMA equivalent in March 2005. In Canada, field trials are underway to provide a cost justification for federal reimbursement to hospitals that use the product. In Brazil, field trials have begun to establish training and demonstration with selected customers. Several similar field trials are at various stages throughout Europe.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Six Months Ended December 31, 2005 and 2004 (Continued)

Introduction (Continued)

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

In March of 2005, the Company entered into a five-year Distribution and License Agreement with Asahi Kasei Medical Co., Ltd. ("Asahi"). Under the agreement, the Company granted Asahi exclusive rights to sell the CryoSeal System in Japan. This agreement replaces the parties' prior Distribution and Manufacturing License Agreement for the CryoSeal System. The agreement also granted Asahi the right to manufacture the processing disposables and thrombin reagent for production of thrombin in Japan. Asahi paid a non-refundable fee upon signing the agreement. Asahi will have the non-exclusive right to manufacture and sell the Thrombin Activation Device (“TAD”) Stand Alone and the later version, the TPD, in Japan.

In July 2005, the Company entered into a non-exclusive, five-year distribution agreement with CFT to supply CFT with the Company’s existing CE marked TPD for sale in Europe and Canada in order in allow them to immediately begin marketing their platelet gel product. Previously, Biomet had been selling bovine thrombin with their platelet gel product.

On October 13, 2005, the Company entered into a five-year agreement with Amersham Biosciences AB, General Electric Healthcare Company, which outlined the terms of a new strategic relationship between the Company and GE Healthcare. Pursuant to this agreement, (i) GE Healthcare becomes the exclusive worldwide distributor and service provider for the Company’s BioArchive and AXP products, (ii) GE Healthcare agreed to provide the Company with certain funds upon execution of the agreement and over the next 15 months and (iii) GE Healthcare and the Company agreed to collaborate on certain future improvements to these product lines.

In November 2005, the Company entered into a non-exclusive, five-year distribution and product modification agreement with Medtronic to supply the CE marked TPD for sale with Medtronic’s Magellan Platelet Separation Device. This agreement intends to allow the sale of an all autologous platelet gel. Initially, Medtronic will sell the TPD-enabled Magellan product in Europe and Canada. Previously, Medtronic had been selling bovine thrombin with their platelet gel products.

ThermoGenesis Corp.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Six Months Ended December 31, 2005 and 2004 (Continued)

Introduction (Continued)

The following is Management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the period included in the accompanying financial statements.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, warranties, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Stock-Based Compensation:

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Shared-Based Payments (FAS 123(R)). Under FAS 123(R), compensation cost is calculated on the date of the grant using the Black Scholes-Merton option-pricing formula. The compensation expense is then amortized over the vesting period. The Company uses the Black-Scholes-Merton option-pricing formula in determining the fair value of the Company’s options at the grant date and applies judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option. The Company’s estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to record additional compensation or income tax expense, which could have a material impact on the Company’s financial position and results of operations.

ThermoGenesis Corp.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Six Months Ended December 31, 2005 and 2004 (Continued)

Critical Accounting Policies (Continued)

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

Warranty:

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Six Months Ended December 31, 2005 and 2004 (Continued)

Results of Operations

Results of Operations for the Three Months Ended December 31, 2005 as Compared to the Three Months Ended December 31, 2004

Net Revenues:

Revenues for the three months ended December 31, 2005 were $3,127,000, compared to $2,954,000 for the three months ended December 31, 2004, an increase of $173,000 or 6%. Revenues generated by the BioArchive product line were $2,245,000 for the three months ended December 31, 2005, compared to $2,123,000 for the corresponding fiscal 2005 period, an increase of $122,000. There were six BioArchive devices shipped and recognized as sales in the second quarter of fiscal 2006 versus seven in the second quarter of fiscal 2005. Included in the BioArchive product line revenues noted above was $885,000 generated from the sales of disposables for the second quarter of fiscal 2006, compared to $695,000 for the second quarter of fiscal 2005. The increase in disposable sales was due to the initial order from GEHC and increases in orders from other existing distributors of the Company. Revenues generated by the CryoSeal product line were $201,000 for the three months ended December 31, 2005, compared to $125,000 for the same period in the prior year. The increase is primarily due to sales of TPD disposables to BioMet and Medtronic. Royalty and licensing revenue for the quarter ended December 31, 2005 was $210,000 compared to $49,000 for the quarter ended December 31, 2004. The increase is primarily due to the amortization of the distribution and license fees paid by GEHC in accordance with the International Distribution Agreement.

The following represents the Company’s cumulative BioArchive devices in the following geographies through the dates indicated:

	December 31
	2005	2004
United States	26	21
Asia	46	40
Europe	28	24
Rest of World	23	19
	123	104

Cost of Revenues:

Cost of revenues as a percent of revenues was 64% for the three months ended December 31, 2005, as compared to 68% for the corresponding fiscal 2005 period. The improvement in cost of revenues is due primarily to the increase in higher margin royalty and licensing revenue and also a greater proportion of higher margin sales in our over all product sales mix during the quarter ended December 31, 2005 as compared to the same quarter a year ago.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $1,746,000 for the three months ended December 31, 2005, compared to $1,452,000 for the fiscal 2005 period, an increase of $294,000 or 20%. The increase is primarily attributable to the Company’s adoption of Statement 123(R) as of July 1, 2005, which resulted in $294,000 of stock based compensation expense for the quarter ended December 31, 2005.

ThermoGenesis Corp.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Six Months Ended December 31, 2005 and 2004 (Continued)

Results of Operations (Continued)

Research and Development Expenses:

Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.

Research and development expenses for the three months ended December 31, 2005, were $1,177,000 compared to $1,395,000 for the corresponding fiscal 2005 period, a decrease of $218,000 or 16%. The decrease is primarily due to a reimbursement of $98,000 in product development costs associated with the TPD product extension, the Clotalyst, and a reduction of $300,000 in the costs associated with design and development services for the AXP System. Certain costs for development of the Clotalyst product are being reimbursed by our strategic partner, BioMet. The costs associated with the CryoSeal FS human clinical trials were $267,000, for the quarter ended December 31, 2005 versus $366,000 for the same period in fiscal 2005.

Results of Operations for the Six Months Ended December 31, 2005 as Compared to the Six Months Ended December 31, 2004

Net Revenues:

Revenues for the six months ended December 31, 2005 were $5,243,000 compared to $5,351,000 for the corresponding fiscal 2005 period, a decrease of $108,000 or 2%. BioArchive revenues were $3,643,000 for the six months ended December 31, 2005, compared to $3,743,000 for the corresponding fiscal 2005 period, a decrease of $100,000 or 3%. There were nine BioArchive devices shipped in the six months ended December 31, 2005 compared to eleven in the first six months of fiscal 2005. Included in the BioArchive product line revenues noted above was $1,559,000 generated from the sales of disposables for the first six months of fiscal 2006, an increase of $151,000 or 11% over the fiscal 2005 comparable period. Revenues generated by the CryoSeal product line for the six months ended December 31, 2005 were $321,000 versus $231,000 for the six months ended December 31, 2004. The increase in revenues is primarily due to the sales of TPD disposables to our distributors BioMet and Medtronic. Revenues generated by the ThermoLine product line were $934,000 for the six months ended December 31, 2005, versus $1,181,000 for the same period in the prior year. The loss in revenue is primarily due to the loss of a ThermoLine service contract with ZLB, formerly Aventis.

Cost of Revenues:

Cost of revenues as a percent of revenues was 67% for the six months ended December 31, 2005, a decrease from the corresponding fiscal 2005 period of 68%. The improvement in cost of sales is primarily due to the increase of higher margin royalty and licensing revenue of $163,000 for the six months ended December 31, 2005. This expected improvement in cost of revenues was offset by the loss of ThermoLine service revenues, which had a higher margin than the overall product mix.

ThermoGenesis Corp.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Six Months Ended December 31, 2005 and 2004 (Continued)

Results of Operations (Continued)

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the six months ended December 31, 2005 were $3,330,000 versus $2,886,000 for the corresponding fiscal 2005 period, an increase of $444,000 or 15%. The increase is primarily attributable to the Company’s adoption of Statement 123(R) as of July 1, 2005, which resulted in $458,000 of stock based compensation expense for the six months ended December 31, 2005.

Research and Development Expenses:

Research and development expenses for the six months ended December 31, 2005 were $2,250,000 compared to $2,664,000 for the corresponding fiscal 2005 period, a decrease of $414,000 or 16%. The decrease is primarily due to a reimbursement of $213,000 in product development costs associated with the TPD product extension, the Clotalyst, and a reduction of $425,000 in the costs associated with design and development services for the AXP System. Certain costs for development of the Clotalyst product are being reimbursed by our strategic partner, BioMet.

Liquidity and Capital Resources

At December 31, 2005, the Company had a cash balance of $7,161,000, and working capital of $10,233,000. This compares to a cash balance of $9,568,000 and working capital of $13,085,000 at June 30, 2005. The cash was used to fund operations and other cash needs of the Company. This was offset by the exercise of stock options and warrants of $335,000. In addition to product revenues, we have primarily financed our operations through the private placement of equity securities. Since its inception, the Company has raised approximately $73 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of December 31, 2005, the Company has no off-balance sheet arrangements.

Net cash used in operating activities for the six months ended December 31, 2005 was $2,548,000, primarily due to the net loss of $3,768,000. Inventories generated $611,000 of cash as a result of higher than expected sales of BioArchive disposables and lower inventory procurement for ThermoLine. The reduction in accounts payable since June 30, 2005, primarily related to vendors associated with BioArchive disposables, ThermoLine inventory and Sarbanes-Oxley implementation, resulted in a use of cash of $262,000. Deferred revenue generated $382,000 in cash, due to the first payment received from GEHC under the International Distribution Agreement, offset by the quarter’s revenue amortization.

On February 3, 2006, the Company completed a public offering of 8,000,000 shares of its common stock at $4.00 per share. Net proceeds before Company expenses from the offering were approximately $30,100,000.  The Company expects to use the net proceeds from this offering for general working capital, and possibly for acquisition of technology, assets and companies, or accelerating certain research and development projects.

Backlog

The Company’s cancelable backlog at December 31, 2005 was $667,000.

ThermoGenesis Corp.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Six Months Ended December 31, 2005 and 2004 (Continued)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All sales, domestic and foreign, are made in U.S. dollars and therefore material fluctuations are believed to have no impact on the Company’s net revenues. The Company has no long-term debt or investments, other than a capital lease, and therefore is not subject to interest rate risk. Management does not believe that inflation has had or will have a significant impact on the Company’s results of operations. The Company is not exposed to any market risk involving activities in derivative commodity instruments.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

An Annual Meeting of Stockholders was held on October 28, 2005. The following matters were voted on:

Proposal 1: Election of five directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Proposal 2: Approval of an amendment to the certificate of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 60,000,000.

A summary of the voting for each proposal submitted is as follows:

Election of directors

Proposal #1

Election of Directors	For	Withhold
Philip H. Coelho	34,181,982	7,164,163
Patrick McEnany	38,588,099	2,758,046
Hubert Huckel	38,626,982	2,719,163
George J. Barry	38,630,332	2,715,813
Kevin Simpson	34,131,835	7,214,310

All existing directors were nominated for re-election and were re-elected. There were no newly elected directors.

Proposal #2	Approval of amendment to the certificate of incorporation.

For	Against	Abstain	Not Voted
40,101,966	1,198,163	46,015	1

A Special Meeting of Stockholders was held on December 5, 2005, to vote on the proposed amendment to the certificate of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 80,000,000. A summary of the voting for the proposal is as follows:

PART II - OTHER INFORMATION (CONTINUED)

Proposal #1	Approval of an amendment to the certificate of incorporation.

For	Against	Abstain
33,545,254	8,611,664	11,715

Item 5.	Other Information.
None.

Item 6.	Exhibits:

3.1(a) Amended and Restated Certificate of Incorporation (1)
(b) Revised Bylaws (2)
4.1	Warrant (form) (3)

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Footnotes to Exhibit Index

(1)	Incorporated by reference to Proxy Statement dated October 31, 2005.
(2)	Incorporated by reference to Form 10-KSB for the year ended June 30, 1994.
(3)	Incorporated by reference to Form 8-K dated April 5, 2002.

ThermoGenesis Corp.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Corp.

(Registrant)

Dated: February 7, 2006

/s/ Philip H. Coelho Philip H. Coelho
Chief Executive Officer (Principal Executive Officer)

/s/ Matthew T. Plavan Matthew T. Plavan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)