Form 10-Q
period 2006-03-31
THERMOGENESIS CORP
filed 2006-05-10
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

Large accelerated filer ☐	Accelerated filer [X]	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes ☐ No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common stock, $.001 par value	54,854,880

ThermoGenesis Corp.

INDEX

Page Number
Part I	Financial Information

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of

Financial Condition & Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	24

Part II Other Information

Item 1. Legal	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits	25

Signatures	26

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Corp.

Condensed Balance Sheets (Unaudited)

ASSETS (in thousands, except share and per share amounts)	March 31, 2006	June 30, 2005
Current assets:
Cash and cash equivalents	$21,174	$9,568
Short term investments	19,611	--
Accounts receivable, net of allowance for doubtful accounts of $18 ($41 at June 30, 2005)	3,035	2,917
Inventories	2,677	3,280
Other current assets	249	469
Total current assets	46,746	16,234

Equipment at cost less accumulated depreciation of $2,922 ($2,671 at June 30, 2005)	1,329	1,184
Other assets	48	48
	$48,123	$17,466
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,068	$1,791
Accrued payroll and related expenses	285	343
Deferred revenue	732	275
Other current liabilities	690	740

Total current liabilities	2,775	3,149

Deferred revenue	2,090	241
Other liabilities	49	--
Long-term portion of capital lease obligations and note payable	109	45

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	--	--
Common stock, $0.001 par value; 80,000,000 shares authorized; 54,784,192 issued and outstanding (45,860,237 at June 30, 2005)	55	46

Paid in capital in excess of par	115,416	81,752
Deferred stock compensation	--	(57)
Accumulated deficit	(72,371)	(67,710)

Total stockholders’ equity	43,100	14,031

	$48,123	$17,466

See accompanying notes to financial statements.

ThermoGenesis Corp.

Condensed Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Net revenues	$3,248	$1,727	$8,491	$7,078

Cost of revenues	1,932	1,273	5,466	4,894

Gross profit	1,316	454	3,025	2,184

Expenses:

Selling, general and administrative	1,771	1,346	5,101	4,232

Research and development	705	1,277	2,955	3,941

Total operating expenses	2,476	2,623	8,056	8,173

Interest and other income, net	268	52	370	152

Net loss	($892)	($2,117)	($4,661)	($5,837)

Per share data:

Basic and diluted net loss per common share	($0.02)	($0.05)	($0.10)	($0.13)

Shares used in computing per share data	51,584,192	45,824,946	47,822,518	45,282,947

See accompanying notes to financial statements.

ThermoGenesis Corp.

Condensed Statements of Cash Flows (Unaudited)

Nine Months Ended March 31, 2006 and 2005

(in thousands)	2006	2005

Cash flows from operating activities:
Net loss	($4,661)	($5,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277	265
Stock based compensation expense	831	129
Loss on retirement of equipment	--	3
Net change in operating assets and liabilities:
Accounts receivable	(118)	707
Inventories	572	(1,399)
Other current assets	220	64
Other assets	--	(1)
Accounts payable	(723)	(318)
Accrued payroll and related expenses	(58)	(70)
Other current liabilities	17	(201)
Deferred revenue	2,306	(50)
Other liabilities	49	--

Net cash used in operating activities	(1,288)	(6,708)

Cash flows from investing activities:
Capital expenditures	(285)	(143)
Proceeds from sale of equipment	--	21
Purchase of short-term investments	(19,611)	--

Net cash used in investing activities	(19,896)	(122)

Cash flows from financing activities:
Payments on capital lease obligations and note payable	(109)	(18)
Issuance of common stock	32,564	--
Exercise of stock options and warrants	335	1,098

Net cash provided by financing activities	32,790	1,080
Net increase (decrease) in cash and cash equivalents	11,606	(5,750)

Cash and cash equivalents at beginning of period	9,568	16,612
Cash and cash equivalents at end of period	$21,174	$10,862

Supplemental non-cash flow information:
Equipment acquired by capital lease	$106	--
Transfer of inventory to equipment	$94	$145
Transfer of equipment to inventory	$63	--

See accompanying notes to financial statements

ThermoGenesis Corp.

Notes to Condensed Financial Statements (Unaudited)

Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on ThermoGenesis Corp’s (the “Company”) net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on form 10-K for the fiscal year ended June 30, 2005.

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

ThermoGenesis Corp.

Notes to Condensed Financial Statements (Unaudited) (Continued)

Summary of Significant Accounting Policies (Continued)

Revenue (Continued)

Revenues from the sale of the Company’s products are recognized upon transfer of title. The Company generally ships products F.O.B. shipping point. There is no conditional evaluation or customer acceptance on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. The Company’s foreign sales are generally through distributors. There is no right of return provided to distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when the distributor places the product with an end-user. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, or whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue primarily on the sell-in method with its distributors. Shipping and handling fees billed to customers are included in product and other revenues, while the related costs are included in cost of product and other revenues. Service revenue which is included in net revenues, generated from contracts for providing maintenance of equipment, is amortized over the life of the agreement. All other service revenue is recognized at the time the service is completed. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.

Cash, Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Short term investments are comprised of marketable debt securities which are classified as held-to-maturity and have maturities greater than 90 days, but not exceeding one year.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method.

The following is a summary of held-to-maturity securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2006
U.S. government and agency securities	$29,518	$3	$28	$29,493

Maturity Date:
Less than 90 days	$9,907	--	--	$9,909
Due in 91-365 days	19,611	--	--	19,584
	$29,518	--	--	$29,493

ThermoGenesis Corp.

Notes to Condensed Financial Statements (Unaudited) (Continued)

Summary of Significant Accounting Policies (Continued)

Short-term Investments (continued)

The aggregate amount of unrealized losses and fair value of U.S. government and agency securities, which are not deemed to be other-than-temporarily impaired and less than twelve months, are $28,000 and $19,584,000, respectively. The unrealized loss on these investments are temporary, as the duration of the decline in the value of the investments has been short; the extent of the decline, both in dollars and percentage of cost is not considered significant; and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is recovered.

Inventories

Inventories consisted of the following at:

(in thousands)	March 31, 2006	June 30, 2005

Raw materials	$1,578	$1,433
Work in process	1,291	1,723
Finished goods	528	756
Reserve	(720)	(632)
	$2,677	$3,280

Included in the Company’s inventory reserve at March 31, 2006 and June 30, 2005 were $435,000 and $431,000, respectively, related to CryoSeal® FS System inventory products, which is based on inventory levels in excess of current demand for the product. The remainder of the reserve relates to certain BioArchive® System and ThermoLine™ inventory which have been identified as slow-moving or potentially obsolete.

Warranty

The Company offers a one-year warranty for all of its non-disposable products. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product liability during the period are as follows:

(in thousands)
July 1, 2005 balance	$103
Warranties issued during the period	85
Settlements made during the period	(34)
Changes in liability for pre-existing warranties during the period, including expirations	(81)
Balance at March 31, 2006	$73

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

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s net loss for the three and nine months ended March 31, 2006, was $237,000 and $773,000, respectively, higher than if it had continued to account for share-based compensation under Opinion 25. If the Company had not adopted Statement 123(R), basic and diluted loss per share for the three and nine months ended March 31, 2006 would have been ($0.01) and ($0.08) as compared to ($0.02) and ($0.10), respectively.

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

(in thousands)	Three Months Ended March 31,	Nine Months Ended March 31,
	2005	2005
Net loss, as reported	($2,117)	($5,837)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	13	97
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(196)	(854)
Pro forma net loss	($2,300)	($6,594)

Basic and diluted net loss per share
As reported	($0.05)	($0.13)
Pro Forma	($0.05)	($0.15)

ThermoGenesis Corp.

Notes to Condensed Financial Statements (Unaudited) (Continued)

Stock-Based Compensation (Continued)

Pro Forma (Continued)

Fair Value –The fair value of the Company's stock options granted to employees for the nine months ended March 31, 2006 and 2005 was estimated using the following weighted-average assumptions:

	2006	2005
Expected Term (in years)	4.9	6.2
Risk-free interest rate	4.5%	3.8%
Volatility	.70	.85
Weighted-Average Fair Value	$2.65	$2.80
Dividend yield	0%	0%

Stock Compensation Expense

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At March 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option plans but not yet recognized was $1,635,000, net of estimated forfeitures of $81,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately two years and will be adjusted for subsequent changes in estimated forfeitures.

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans:

(in thousands, except share price and term)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2005	2,344	$2.56

Granted	251	$4.40
Expired	--	--
Forfeitures and Cancellations	(67)	$4.69
Exercised	(14)	$3.53

Outstanding at March 31, 2006	2,514	$2.68	3.5	$3,613

Vested and Expected to Vest at March 31, 2006	2,463	$2.67	3.5	$3,563

Exercisable at March 31, 2006	1,457	$2.28	3.0	$2,647

ThermoGenesis Corp.

Notes to Condensed Financial Statements (Unaudited) (Continued)

Stock-Based Compensation (Continued)

Stock Compensation Expense (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the 2,249,000 options that were in-the-money at March 31, 2006. During the nine months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company's stock option plans were $23,000 and $667,000, respectively, determined as of the date of option exercise.

Common Stock Restricted Awards

On August 9, 2004, the Company’s Compensation Committee approved the grant of 50,914 shares of restricted common stock to selected members of management and key employees, excluding its executive officers, which had a fair market value of $3.58 per share on the date of grant. These common stock restricted awards vest in three equal installments, on the date of grant and the first and second anniversary of the grant date. The Company recorded deferred stock compensation of $182,000 based on the closing market price of the Company’s common stock on the date of grant. One third vested immediately on the grant date and the remaining value will be amortized on a straight-line basis over the remaining two year service period. In accordance with FAS 123(R), on July 1, 2005 the Company reversed the deferred stock compensation balance of $57,000 against additional paid-in-capital. The following is a summary of restricted stock activity during the first three quarters of fiscal 2006:

(in thousands)	Number of Shares	Grant Date Fair Value

Outstanding at June 30, 2005	29	$104

Granted	--	--
Vested	(14)	(50)
Forfeited	(3)	(11)

Outstanding at March 31, 2006	12	$43

Warrants

During the nine months ended March 31, 2006, the Company received $287,000 in cash from the exercise of warrants to purchase 96,200 shares of common stock.

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

ThermoGenesis Corp.

Notes to Condensed Financial Statements (Unaudited) (Continued)

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities, which consist of stock options, warrants, common stock restricted awards and the Series A convertible preferred stock, that were not included in diluted net loss per common share were 3,074,369 and 2,911,803 as of March 31, 2006 and 2005.

Licenses and Distribution Rights

On October 13, 2005, the Company entered into an International Distribution Agreement (the "GEHC Agreement") with Amersham Biosciences AB, a GE Healthcare company headquartered in Sweden ("GEHC"). Under the Agreement, GEHC becomes the exclusive worldwide distributor of and service provider for the Company’s Auto Xpress™ System (AXP™) and BioArchive System. The Company will receive from GEHC fees for these rights granted under the Agreement. During the quarter ended March 31, 2006, the Company received the second payment of $2,300,000 for these rights. Amounts received for these rights will be recognized as revenue on the straight-line method over the initial 5-year term of the contract. GEHC will purchase products from the Company to distribute and service. In addition, GEHC and the Company agreed to collaborate on certain future improvements to these product lines. The Agreement has an initial expiration date of December 31, 2010, but will be automatically renewed for additional two year periods unless terminated by one of the parties 12 months prior to the end of the then current term.

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

On February 3, 2006, the Company completed a public offering of 8,800,000 shares of its common stock, which included the over allotment option completed in March 2006, at $4.00 per share. Net proceeds after Company expenses from the offering were approximately $32,564,000.

ThermoGenesis Corp.

Notes to Condensed Financial Statements (Unaudited) (Continued)

Concentration of Credit Risk

At March 31, 2006, the Company had a $817,000 receivable balance from one customer in Brazil, which represents 27% of the Company's accounts receivable balance. Since March 31, 2006, this customer has paid $244,000 to the Company, reducing the total balance owed to $573,000. There is currently a strike affecting the Ministry of Health of Brazil’s importation inspection process, which has impacted the customer’s ability to make timely payments.

The Company assesses a number of factors including the customer’s ability to meet its financial obligations, the length of time the receivable has been past due and future conditions that may impact the Company’s ability to collect on its accounts receivable. If circumstances change or economic conditions worsen additional allowances may be required. Although management believes that this customer is creditworthy, an adverse impact on their business operations could have a corresponding material effect on their ability to pay, which could have a material impact on the Company’s results of operations, cash flows and financial position.

ThermoGenesis Corp.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Nine Months Ended March 31, 2006 and 2005

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

Introduction

The Company designs and manufactures medical devices and disposables for the distributed manufacturing of “personalized” cell and tissue therapy (CTT) products such as fibrin sealant, thrombin, and units of umbilical cord blood stem cells. These products typically originate from the blood or tissue of the patient or a single typed and pathogen screened placenta or living donor. CTT is a broad rapidly growing field of medicine that involves the collection, purification, manipulation and administration of somatic stem cells and/or their progeny, proteins and growth factors for the focused treatment of disease and wound care, tailored to individual patients. This methodology of personalized disease and tissue treatment is considerably different than that demonstrated by conventional pharmaceutical drugs, such as statins, analgesics or antibiotics. These generic pharmaceutical drugs are produced in large quantities, are similarly effective on most patients with similar underlying medical conditions. Additionally, these drugs typically consist of inert materials that can be stored in medicine cabinets at room temperature. In contrast, “personalized” CTT products are manufactured one at a time, are intended for a single patient, and require low temperature for preserving the cells, blood proteins or growth factors, sometimes cryogenic (-196°C) storage conditions.

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

for the Three and Nine Months Ended March 31, 2006 and 2005 (Continued)

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

The Company’s legacy is in its ThermoLine™ products for ultra rapid freezing and thawing of blood components, which the Company distributes to blood banks and hospitals. We are currently evaluating continuation of the ThermoLine, or divestiture, consistent with our strategic direction emphasizing the CTT market. Beginning in late 1993, and with accelerated research and development efforts from 1996 to present, the Company completed development of the BioArchive, AutoXpress and CryoSeal technology platforms.

The BioArchive System has initially been configured to automate the cryopreservation and archiving in liquid nitrogen, units of hematopoietic stem cells sourced from umbilical cord blood. These cord blood stem cell units have been used to treat leukemias, lymphomas, diverse inherited anemias, such as sickle cell anemia and thalassemia, and other life threatening genetic diseases.

The CryoSeal System produces a second-generation surgical sealant which prepares the two interactive liquid components of a fibrin sealant: (1) the wound healing proteins of fibrinogen, fibronectin, Factor VIII, von Willebrands Factor and Factor XIII and (2) the activating enzyme, thrombin. When combined at the bleeding wound site, the two components form an adhesive gel that stops bleeding and bonds tissue. This more advanced surgical sealant, sourced from either the patient’s own blood or that of a single typed donor may be manufactured in either hospitals or blood centers and competes with conventional fibrin sealants, sourced from “pools” of plasma purchased from up to ten thousand individuals. The Company expanded its technical human capacity to achieve completion of these research projects, pursue regulatory approval/clearance for the developed products, add experienced marketing talent to launch the products, and apply for patent and other intellectual property protection.

ThermoGenesis Corp.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Nine Months Ended March 31, 2006 and 2005 (Continued)

Introduction (Continued)

To date, our BioArchive System and related products are purchased predominantly by specialized cord blood stem cell banks and stem cell research facilities. The sales of BioArchive devices have been dependent on start-up and ongoing funding costs associated with new stem cell banks as the science evolved. In more recent periods governmental funding of cord blood banks, as well as more recognized therapeutic benefits from this stem cell treatment appear to be increasing demand for cord blood stem cell transplants. Consistent with the perception that governmental backing and funding will accelerate the demand for the products, the Company has incurred expenses to promote federal financing to increase the inventory of high quality cord blood units manufactured by a network of FDA-approved cord blood banks. Legislation appropriating $19.4 million has passed Congress and been signed into law and Health Resources and Services Administration (“HRSA”) is expected to award these funds following Requests for Proposals (“RFPs”) to “qualified” cord blood banks in the near future. In addition, the Stem Cell Therapeutic and Research Act of 2005 was signed into law in December 2005. This legislation provides $79 million in funds to establish a National Cord Blood Stem Cell Bank Network to prepare, store and distribute 150,000 units of human umbilical cord blood stem cells for the treatment of patients and to support peer-reviewed research using such cells. However, there is no certainty that this authorizing legislation will result in a corresponding increase in our revenues due to cord blood banks who receive the funds deciding to purchase our BioArchive System.

Our CryoSeal System has completed its U.S. clinical trials and sales in the U.S. are pending the required FDA approval following our PMA submitted in December 2005. In October 2005, the outcome data was completed for the 150 patient blinded, randomized multi-center clinical trial. The study reached its primary end point, which was to demonstrate equivalency (i.e. that results obtained using the CryoSeal FS System were “non-inferior” to results achieved with the control). The data in fact demonstrated that patients treated with CryoSeal FS showed “superiority” (statistically significant quicker time to hemostasis) versus the control group. The Company has received CE Mark approval for the system enabling its sale and use in Europe, although sales into individual countries under cost reimbursement structures often requires the existence of supporting clinical usage within that country. We have, through our distribution partners in Europe, initiated more aggressive marketing. In Japan, our distributor, Asahi Medical Co. Ltd., has completed enrollment in their pivotal clinical trial and filed their PMA equivalent in March 2005.

The Company recently completed development of the AutoXpress, has initiated a Master File of the product with the FDA and initiated sales during the quarter ended March 31, 2006. The AXP is an innovative product which semi-automates the isolation and concentration of hematopoietic stem cells from cord blood into a fixed 20 ml volume in a closed sterile environment. It includes a compact battery powered device and a proprietary disposable bag set. The AXP replaces the current clinical process which is an 18-step manual method with 3-step collection of stem cells. This manual process introduces sedimentation agents or density gradient media and requires a clean room along with trained technicians. The AXP completes this process with a higher yield rate in a sterilized bag set. Included in the set is a 25 ml freezing bag which can be archived in the BioArchive System.

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

ThermoGenesis Corp.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Nine Months Ended March 31, 2006 and 2005 (Continued)

Introduction (Continued)

In our early history, our revenue was derived principally from the sale of our blood plasma freezers and thawers. With the launch of our BioArchive System in 1999, we realized revenue increases due to the sale of that equipment. The installed base of our medical devices is designed to drive increases in revenue due to the recurring sale of disposables. We anticipate similar revenue increases from disposable sales related to the CryoSeal System and AXP when the installed base of units increases, however there is no assurance that this will occur. With our efforts increasingly directed at both the cell therapy and tissue therapy markets, and our re-evaluation of the strategic relevance of our ThermoLine business, we will continue to assess our internal resources needs and operational structure.  As part of those efforts, and with additional products staging to come on the market, we may restructure certain departments and add additional resources and expenses in an effort to accelerate product launches and product development, as we pursue increased sales revenue.

The Company has announced a number of important agreements, summarized as follows:

In March of 2005, the Company entered into a Supply Agreement with Biomet Biologicals, formerly Cell Factors Technologies, Inc., an Indiana corporation and an affiliate of Biomet, Inc. ("Biomet"). Under the agreement, the Company will manufacture a thrombin disposable and reagent for the Clotalyst System. Clotalyst is Biomet's autologous clotting factor device and blood processing disposables. The Company assumes the role of manufacturer for Biomet of the Clotalyst device and blood processing disposals for a term of five years. The agreement requires Biomet, upon FDA clearance, to purchase a minimum quantity of 20,000 devices per year. Biomet has paid a one time advance fee for engineering and development of the product.

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

In July 2005, the Company entered into a non-exclusive, five-year distribution agreement with Biomet to supply Biomet with the Company’s existing CE marked TPD for sale in Europe for all applications and worldwide for spinal applications in order to allow them to immediately begin marketing their platelet gel product. Previously, Biomet had been selling bovine thrombin with their platelet gel product.

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

for the Three and Nine Months Ended March 31, 2006 and 2005 (Continued)

Introduction (Continued)

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

for the Three and Nine Months Ended March 31, 2006 and 2005 (Continued)

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

ThermoGenesis Corp.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Nine Months Ended March 31, 2006 and 2005 (Continued)

Results of Operations

Results of Operations for the Three Months Ended March 31, 2006 as Compared to the Three Months Ended March 31, 2005

Net Revenues:

Revenues for the three months ended March 31, 2006 were $3,248,000, compared to $1,727,000 for the three months ended March 31, 2005, an increase of $1,521,000 or 88%. Revenues generated by the Cell Therapy product lines were $2,239,000 for the three months ended March 31, 2006, compared to $1,043,000 for the corresponding fiscal 2005 period, an increase of $1,196,000 or 115%. There were five BioArchive devices shipped in the third quarter of fiscal 2006 versus two in the third quarter of fiscal 2005. The AXP product line accounted for $484,000 of the revenues noted above. Revenues generated by the Tissue Therapy product line were $329,000 for the three months ended March 31, 2006, compared to $53,000 for the same period in the prior year. The increase is due to the sale of four CryoSeal devices for the quarter ended March 31, 2006, versus none in the comparable period of the prior year and an increase in disposable sales of $163,000, primarily due to sales of TPD disposables to BioMet and other distributors and an increase in sales of the CP-3 processing disposable. Royalty and licensing revenue for the quarter ended March 31, 2006 was $229,000 compared to $33,000 for the quarter ended March 31, 2005. The increase is primarily due to the amortization of the distribution and license fees paid by GEHC in accordance with the International Distribution Agreement.

The following represents the Company’s cumulative BioArchive devices in the following geographies through the dates indicated:

	March 31
	2006	2005
United States	26	21
Asia	49	42
Europe	28	24
Rest of World	25	19
	128	106

Cost of Revenues:

Cost of revenues as a percent of revenues was 59% for the three months ended March 31, 2006, as compared to 74% for the corresponding fiscal 2005 period. The improvement in cost of revenues is due primarily to the increase in higher margin royalty and licensing revenue, reduction in warranty costs, and higher volumes and margins in our disposable products, primarily the TPD and CP3 during the quarter ended March 31, 2006 as compared to the same quarter a year ago.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $1,771,000 for the three months ended March 31, 2006, compared to $1,346,000 for the fiscal 2005 period, an increase of $425,000 or 32%. The increase is primarily attributable to the Company’s adoption of Statement 123(R) as of July 1, 2005, which resulted in $184,000 of stock based compensation expense, and an increase in commissions and incentive compensation payouts of $105,000.

ThermoGenesis Corp.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Nine Months Ended March 31, 2006 and 2005 (Continued)

Results of Operations (Continued)

Research and Development Expenses:

Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.

Research and development expenses for the three months ended March 31, 2006, were $705,000 compared to $1,277,000 for the corresponding fiscal 2005 period, a decrease of $572,000 or 45%. The decrease is primarily due to a reduction of $219,000 in the costs associated with outside consultants for design and development services for the AXP System as development has been completed and a decrease of $262,000 in the costs associated with the CryoSeal FS human clinical trials as the PMA was filed in December 2005.

Results of Operations for the Nine Months Ended March 31, 2006 as Compared to the Nine Months Ended March 31, 2005

Net Revenues:

Revenues for the nine months ended March 31, 2006 were $8,491,000 compared to $7,078,000 for the corresponding fiscal 2005 period, an increase of $1,413,000 or 20%. Revenues generated by the Cell Therapy product lines were $5,882,000 for the nine months ended March 31, 2006, compared to $4,787,000 for the corresponding fiscal 2005 period, an increase of $1,095,000 or 23%. There were 14 BioArchive devices shipped in the nine months ended March 31, 2006 compared to 13 in the first nine months of fiscal 2005. Included in the Cell Therapy product line revenues noted above was $2,439,000 generated from the sales of disposables for the first nine months of fiscal 2006, an increase of $533,000 or 28% over the fiscal 2005 comparable period. Revenues generated by the Tissue Therapy product line for the nine months ended March 31, 2006 were $650,000 versus $285,000 for the nine months ended March 31, 2005. This increase is primarily due to the sales of TPD disposables to our distributors BioMet and Medtronic and increased sales of the CP-3 processing disposable.

Cost of Revenues:

Cost of revenues as a percent of revenues was 64% for the nine months ended March 31, 2006, a decrease from the corresponding fiscal 2005 period of 69%. The improvement in cost of sales is primarily due to the increase of higher margin royalty and licensing revenue of $324,000 and reduction in warranty costs for the nine months ended March 31, 2006.

ThermoGenesis Corp.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Nine Months Ended March 31, 2006 and 2005 (Continued)

Results of Operations (Continued)

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the nine months ended March 31, 2006 were $5,101,000 versus $4,232,000 for the corresponding fiscal 2005 period, an increase of $869,000 or 21%. The increase is primarily attributable to the Company’s adoption of Statement 123(R) as of July 1, 2005, which resulted in $643,000 of stock based compensation expense and an increase in commissions and incentive compensation payouts of $130,000.

Research and Development Expenses:

Research and development expenses for the nine months ended March 31, 2006 were $2,955,000 compared to $3,941,000 for the corresponding fiscal 2005 period, a decrease of $986,000 or 25%. The decrease is primarily due to a reimbursement of $173,000 in indirect product development costs associated with the TPD product extension, the Clotalyst, a decrease of $667,000 in the costs associated with design and development services for the AXP System and a decrease of $262,000 in the costs associated with the CryoSeal FS human clinical trials. Certain costs for development of the Clotalyst product are being reimbursed by our strategic partner, BioMet.

Liquidity and Capital Resources

At March 31, 2006, the Company had a cash balance of $21,174,000 and working capital of $43,971,000. This compares to a cash balance of $9,568,000 and working capital of $13,085,000 at June 30, 2005. The Company raised net proceeds of $32,564,000 through a public offering of common stock and generated $335,000 from the exercise of stock options and warrants during the nine months ended March 31, 2006. This was offset by the funding of operations and other cash needs of the Company. In addition to product revenues, we have primarily financed our operations through the sales of equity securities. Since its inception, the Company has raised approximately $106 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of March 31, 2006, the Company has no off-balance sheet arrangements.

Net cash used in operating activities for the nine months ended March 31, 2006 was $1,288,000, primarily due to the net loss of $4,661,000, offset by depreciation and stock based compensation expense of $277,000 and $831,000, respectively. Inventories generated $572,000 of cash as a result of increased sales in the BioArchive and Tissue Therapy product lines and lower inventory procurement for ThermoLine. We expect to increase our BioArchive and CryoSeal inventories in the future to support our expected revenue growth. The reduction in accounts payable since June 30, 2005, primarily related to vendors associated with BioArchive disposables, Sarbanes-Oxley implementation, and our vendor managing the CryoSeal clinical trials, resulting in a use of cash of $723,000. Deferred revenue generated $2,306,000 in cash, due to the payments received from GEHC under the International Distribution Agreement, offset by two quarter’s revenue amortization.

We believe that our currently available cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. However, if we experience significant growth in the future, we maybe required to raise additional cash through the issuance of new debt or additional equity.

Backlog

The Company’s cancelable backlog at March 31, 2006 was $528,000.

ThermoGenesis Corp.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

for the Three and Nine Months Ended March 31, 2006 and 2005 (Continued)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All sales, domestic and foreign, are made in U.S. dollars and therefore material fluctuations are believed to have no impact on the Company’s net revenues. The Company has no long-term investments or long-term debt, other than a capital lease, and therefore is not subject to interest rate risk. Management does not believe that inflation has had or will have a significant impact on the Company’s results of operations. The Company is not exposed to any market risk involving activities in derivative commodity instruments.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Dated: May 9, 2006

/s/ Philip H. Coelho
Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew T. Plavan
Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)