Form 10-K
period 2006-06-30
THERMOGENESIS CORP
filed 2006-09-07
CIK 811212

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2006
Commission File Number: 0-16375
ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)
2711 Citrus Road
Rancho Cordova, California 95742

(Address of principal executive offices) (Zip Code)
(916) 858-5100

(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
☐ Large accelerated filer          ☑ Accelerated filer          ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
The aggregate market value of the common stock held by non-affiliates as of December 30, 2005 (the last trading day of the second quarter was $222,103,647, based on the closing sale price on such day.
As of August 30, 2006, 54,894,175 shares of the registrant’s Common Stock were outstanding.
Documents incorporated by reference: Portions of the registrant’s proxy statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

 i

PART I
ITEM 1. BUSINESS
(A) Overview of Business
We are a leader in developing and manufacturing automated blood processing systems and disposables that enable the manufacture, preservation and delivery of personalized cell therapy and surgical wound care products, for clinical use. Personalized cell therapy and surgical wound care products are created from the blood or tissue of a single donor and administered to that donor or a matched patient. Our systems and disposables are intended for use by hospitals and blood banks in two distinct markets. In cell therapy, the initial configuration of our products automate the isolation, capture and preservation of stem cells residing in the blood of the placenta and umbilical cord, or cord blood, after a baby is born. These cells are used to treat patients for leukemia, lymphoma and over 60 other life threatening genetic diseases. Cord blood stem cells typically result in reduced immune complications post transplant compared to adult bone marrow stem cells. In tissue therapy, our products are used for the rapid manufacture of autologous sealants or thrombin for surgical wound care. Autologous sealants have no risk of contamination by blood-borne pathogens from other donors. We believe that our significant experience and technical expertise in developing proprietary technologies for enabling personalized cell therapy and surgical wound care products, coupled with our relationships with leading transplant physicians, stem cell researchers and surgeons, has enabled us to develop safer, more effective systems for these applications.
In recent years, our revenue primarily has been generated from the sale of our BioArchive (R) System and related disposables. However, we currently are commercializing new automated systems that enable the manufacture of personalized cell therapy and surgical wound care products. Our products are described below.
•	The BioArchive System is an automated cryogenic system used in cell therapy to cryopreserve and archive cord blood stem cells for future transplant. We have sold 135 BioArchive Systems to date to major cord blood banks and stem cell research institutes in more than 25 countries. During fiscal 2006, we signed a global distribution agreement with GE Healthcare granting them exclusive rights, initially in North America, Europe, Africa and the Middle East and Gulf regions, to distribute the BioArchive System and related disposables.

•	The AutoXpress (TM) , or AXP, System is our newly developed automated system and disposable intended for use in cell therapy to isolate and capture stem cells from cord blood. Our agreement with GE Healthcare also grants them exclusive rights to distribute the AXP System and disposables. We initiated sales efforts in fiscal 2006.

•	The CryoSeal (R) Fibrin Sealant, or FS, System is an automated system used to prepare an autologous hemostatic surgical sealant from a patient’s own blood or from a single donor in approximately one hour. We have completed our pivotal 150 patient U.S. clinical trial and submitted the pre-market application (“PMA”). In addition, we have received the CE Mark, and in Japan our distribution partner, Asahi Medical, filed their PMA equivalent in March 2005. FDA approval is expected in fiscal 2007.

•	The Thrombin Processing Device (TM), or TPD, is used in wound care to isolate activated thrombin from the patient’s blood or plasma in less than 30 minutes. Thrombin is used as a topical hemostatic agent for minor bleeding sites, to treat pseudo aneurysms and to release growth factors from platelets. We have signed non-exclusive distribution agreements with Biomet

Biologics, Inc. (“Biomet”), Medtronic Inc. (“MDT”), Asahi Medical and local distributors in Europe for sales of our TPD.

•	The ultra-rapid plasma Freezer and the ultra-rapid plasma Thawer. The Freezer optimizes plasma freezing through unique liquid heat transfer and uniform freezing technologies that can freeze units of blood plasma in about 30 minutes. The Thawer is used for rapid (<12 minutes) homogeneous thawing of frozen red blood cells or fresh frozen plasma before their transfusion so that emergency transfusions can be quickly administrated. We are currently evaluating continuation of the ThermoLine (TM), or divestiture, consistent with our strategic direction emphasizing the cell therapy and surgical wound care products market.
BACKGROUND
Industry
Cell therapy and surgical wound care products is a broad and rapidly growing field of medicine that requires the collection, purification, manipulation, storage and administration of stem cells, proteins and growth factors tailored to individual patients. Personalized cell therapy and surgical wound care products are created from the blood or tissue of a single donor, administered to that donor or a matched patient, and used either for the treatment of leukemia, lymphoma and over 60 other life threatening diseases, or for surgical wound care. Critical factors in providing effective personalized Cell therapy and surgical wound care products are that they be precisely identified and tracked from their source to the receiving patient and that every manufacturing step, such as harvesting, processing, freezing, transporting, matching and delivering, preserves the viability and sterility of the product.
Cell Therapy
The human body is comprised of cells of specific tissues, such as skin, liver or blood, and stem cells that are not fully differentiated into specific tissues. Until the middle of the 1990s, researchers were only familiar with two major types of stem cells, embryonic stem cells and adult stem cells. However, researchers now know that pluripotent stem cells are found in cord blood, bone marrow and other tissues of the body. Pluripotent stem cells are capable of differentiation into multiple tissues such as bone, blood, nerve and muscle. All the cells residing in blood, which are red cells, white cells and platelets, arise from a particular pluripotent stem cell called the hematopoietic stem cell. Before the discovery that there were hematopoietic stem cells in cord blood, the placenta and umbilical cord were routinely discarded as biological waste. However, these hematopoietic stem cells are harvested at no risk or pain to the donor and can be preserved in a cord blood bank for clinical use with a matched patient on short notice. Their use also results in a lower incidence of post-transplant immune complications than transplants with adult bone marrow stem cells.
Hematopoietic stem cell therapy is used to:

•	replace bone marrow damaged by high-dose chemotherapy or radiation therapy used to treat patients with a variety of cancers such as leukemia and lymphoma; and

•	provide genetically healthy and functioning bone marrow to treat patients with more than 60 life threatening genetic diseases such as sickle cell anemia, immunodeficiency, etc.
With approximately four million births per year in the United States alone, cord blood represents a large, natural resource for use in the treatment of malignant and genetic diseases in which sourcing does not involve donor risk. Following the first successful cord blood transplant performed in 1988, awareness of the potential therapeutic value of cord blood stem cells has increased and collection and storage has grown rapidly.

We believe the number of units stored will continue to grow, due in part to the following factors:
•	increased awareness about the availability and benefits of preserving cord blood;

•	improved technology to harvest the stem cells in a sterile environment and maintain their viability for many years;

•	growing endorsement by the medical community;

•	new applications for cell therapy; and

•	new governmental legislation.
For example, the Stem Cell Therapeutic and Research Act of 2005 was signed into law in December 2005. This legislation provides $79 million in funds to establish a National Cord Blood Stem Cell Bank Network to prepare, store and distribute 150,000 units of human umbilical cord blood stem cells for the treatment of patients and to support peer-reviewed research using such cells. The Health Resources and Services Administration (“HRSA”) is currently distributing funds to qualified cord blood banks to manufacture higher quality cord blood units and develop an improved system for distributing the units to matched patients. We believe that countries outside the United States are likely to follow this lead and introduce similar legislation.
Wound Care
Wound care products are used in a variety of surgical procedures and applications to control bleeding, close incisions, assist in tissue fixation, create a physical barrier to prevent fluid or air passage and promote healing. With the population and number of surgeries increasing and as physicians learn about new applications and safer products, this market has potential for significant growth. Wound-healing products are evaluated by their safety, effectiveness, preparation time, ease of use and cost. In addition, the components of wound care products are very important, as different materials have different associated risks and benefits.
Current wound care products fall into the following general categories: topical hemostats, tissue sealants and platelet gels. Topical hemostats are used when bleeding is difficult to control with conventional methods, such as suturing, stapling or placement of pads or gauze at the bleeding site. The most common type of topical hemostatic agent is thrombin-based, and is used in procedures where blood clotting must be accelerated in order to keep the surgery site dry. In addition, thrombin can be used by itself to control minor bleeding sites but is insufficient for more persistent bleeding sites.
The only thrombin that is currently available in the United States as a stand-alone product is Thrombin JMI (R), a thrombin derived from bovine, or cow, blood. This product is only sold in limited geographies outside of the United States.
Tissue sealants, which are more powerful hemostatic agents than thrombin alone, are made of either biologic or synthetic material and are used in a variety of surgical specialties and applications. They are used to close incisions, seal and secure skin flaps, reduce adhesions and promote hemostasis. Fibrin sealants make up the majority of this sub-segment. Conventional fibrin sealants are derived from large pools of up to 10,000 units of purchased human plasma and often include animal proteins such as bovine aprotinin or transemic acid which is toxic to neural cells. While current processes attempt to remove all viral and bacterial pathogens from conventional sealants, there have been several recent peer-reviewed journal reports of the transmission of Parvovirus B-19 to surgical patients treated with these sealants. In addition, animal proteins are a potential source of agents of transmissible bovine spongiform encephalopathy, which are resistant to any methods of pathogen inactivation available to fractionators at this time.
Autologous platelet gels are made by isolating the platelets from a small amount of the patient’s own blood and combining those platelets with thrombin. Thrombin causes the release of growth factors from the platelets, which then trigger wound-healing and tissue repair. Platelet gels increase the quantity and concentration of growth factors at the wound site.
OUR SOLUTION
We believe that the use of personalized cell therapy and surgical wound care products will increase due to the growing evidence and understanding of their clinical benefits in treating disease. Our proprietary systems and disposables enable the manufacture, preservation and delivery of these personalized cell therapy and surgical wound care products and have substantial advantages over other products and practices available today. Our products address a broad range of cell therapy and surgical wound care product applications in two primary areas: cell therapy and tissue therapy, including wound care.
Cell Therapy
Our BioArchive and AXP Systems and disposables are designed to ensure that the stem cells in the cell therapy and surgical wound care products are successfully isolated, captured and preserved such that the cells are fully viable at time of transplant, which may be months or years after production. The BioArchive System, which can store up to 3,626 units of cord blood stem cells, is the only fully automated system that integrates controlled rate freezing, quarantine and long term cryogenic storage. The robotic storage and retrieval of these stem cell units improves cell viability, provides precise inventory management and minimizes the possibility of human error.
More recently, we have developed the AXP System, which automates the isolation and capture of hematopoietic stem cells from cord blood into a fixed 20 ml volume. It includes a compact battery powered device and a proprietary sterile disposable bag set. The AXP System replaces the current clinical process, which involves more than a dozen manual steps. The AXP System will provide cord blood banks with a reproducible and good manufacturing practices (“GMP”)-compliant solution to more successfully isolate and capture stem cells with lower labor costs and reduced contamination.
Wound Care
In the tissue therapy market, we have developed the CryoSeal FS System and the TPD. The CryoSeal FS System manufactures fibrin sealant in a closed and sterile disposable from a single unit of the patient’s own plasma or from a single donor in about an hour. In contrast, conventional fibrin sealants are sourced from large pools of up to 10,000 or more units of purchased plasma and often include bovine proteins, and thus remain vulnerable to contamination by infectious pathogens residing anywhere in these sources. Our CryoSeal FS System prepares the two interactive liquid components of a fibrin sealant: (1) the wound healing proteins of fibrinogen, fibronectin, Factor VIII, von Willebrands Factor and Factor XIII and (2) the activating enzyme, thrombin. When combined at the bleeding wound site, the two components form an adhesive gel that stops bleeding and bonds tissue. Once prepared, the CryoSeal fibrin sealant may be stored frozen for up to a year or used immediately as a hemostatic agent for patients undergoing surgery.
Our pivotal trial, completed in July 2005, was a 150 patient blinded, randomized multi-center clinical trial comparing the performance of CryoSeal FS to Johnson & Johnson’s Instat (R) collagen sponge. The study demonstrated that patients treated with CryoSeal FS showed statistically significant reduced time to hemostasis versus the Instat (R) control group, with p=<0.001. We submitted our PMA for the CryoSeal FS System in fiscal 2006.
We have received the CE Mark, allowing sales of the CryoSeal FS System in Europe, although sales into individual countries under cost reimbursement structures often requires the existence of supporting clinical usage within that country. We have, through our distribution partners in Europe, undertaken several clinical studies and, upon completion, will initiate more aggressive marketing. In Japan, our distributor, Asahi Medical, has completed enrollment in their pivotal clinical trial and filed their PMA equivalent in March 2005. In addition, several field trials are underway in other geographies to provide a cost justification for reimbursement for use of the product.
The TPD is incorporated in the CryoSeal FS System but can be sold as a stand alone product. It is a disposable device that isolates and captures activated autologous thrombin from approximately 11 ml of the patient’s blood or plasma. Thrombin is used as a topical hemostatic agent for minor bleeding sites, to treat pseudo aneurysms and to release growth factors from platelets. We received the CE Mark for our TPD and began selling the product in Europe through our distributors in August 2005. The TPD standalone product would require a separate PMA before sale in the United States.
(B) CLINICAL SUMMARY STATUS
Other than initial filing of applications, completion of patient enrollment and final agency approval of such applications, the Company does not comment on the day-to-day details of ongoing clinical activities.
CryoSeal FS System:
(1)	As of January 3, 2006, the Company announced that the Center for Biologics Evaluation and Research (“CBER”) was reviewing the Company’s PMA for CryoSeal FS. The PMA submission was based on clinical results from a Phase III trial evaluating the safety and efficacy of CryoSeal FS as an adjunct to hemostasis in liver resection surgery against a control, Instat, a collagen absorbable hemostat. The multi-center randomized and blinded clinical trial of 150 cancer patients showed that CryoSeal FS demonstrated superiority to the Instat control by causing statistically significant quicker time to hemostasis versus the control group (p-value=<0.001).
Non-US Clinical Studies

Completed
(1)	Bellaria-Maggiore Hospital in Bologna, conducted a study titled, “Production and Use of Fibrin Glue at Blood Transfusion Service of Bellaria-Maggiore Hospital Bologna”. The authors report on a retrospective controlled evaluation of the efficacy and safety of autologous CryoSeal FS Fibrin Sealant. The thirty (30) patients receiving CryoSeal FS had a significantly lower number of blood units transfused and were significantly less anemic at discharge. In addition, the evaluation shows shorter hospital stay in the group receiving CryoSeal FS.

(2)	St. Michael’s Hospital, University of Toronto Canada compared the quantity of additional allogenic blood needed for Coronary Artery Bypass Graft (“CABG”) procedures in cases where the CryoSeal FS System was used versus the use of pre-operative autologous donation (“PAD”) alone. There were 21 patients included in the study. They found that using PAD and CryoSeal compared with using PAD only decreased the usage of allogeneic blood from 2.5 units to 1.25 units/transfused patient.

(3)	Asahi Medical Ltd. has completed and submitted its PMA resulting from the CryoSeal FS clinical study in Japan. The study evaluated the hemostatic ability of the CryoSeal Fibrin Sealant during multiple surgical procedures. There were 72 patients included in the study. Asahi filed the equivalent of a PMA with the data in March 2005 with the Japanese Ministry of Health.
Ongoing
(4)	Ottawa Civic Hospital is conducting a randomized trial to evaluate hemostasis in surgical procedures for ear, nose and throat using the CryoSeal FS System. The study involves one-hundred (100) patients and is on-going.

(5)	Giessen University Hospital in Germany is conducting a blinded, randomized trial to study the reduction of blood loss in Total Knee Replacement Surgery when using CryoSeal autologous fibrin sealant. The study involves 40 study patients (treated with CryoSeal fibrin sealant) and 40 control patients (no fibrin sealant used). This study is a follow-up to the pilot clinical study that was conducted in Giessen, where patients treated with CryoSeal FS had 50% less blood loss than the control patients.
(C)	Competition

Blood Processing
•	Cord Blood Banking and Cell Therapy

The competition for the BioArchive System is limited to manufacturers of individual cryogenic components (dewars, controlled rate freezers, etc.) of conventional systems, such as Taylor Wharton and MVE.

The only competition for the AXP System is the Sepax system from BioSafe.

The Company anticipates greater demand for the BioArchive and AXP Systems and compatible disposables as cell therapy companies work to develop blood cell therapy products that are individually prepared for the end patient and provide the manufacturer with greater logistical flexibility. This could lead to other competitors emerging to provide various products which deliver one or more of the needed enabling technologies for the future growth of the cell therapy industry.
Wound Care Market
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

The only competition for the ThermoGenesis TPD in the U.S. currently available is bovine thrombin.

In Europe, two companies, Medtronic and Biomet offer a thrombin processing device developed by them, which is integrated in their platelet gel systems. Currently, Medtronic provides the TPD, which is packaged together with their Magellan kit.

Sorin also markets the Activat device, which uses technology similar to the TPD.

Zymogenetics is completing clinical trials on a thrombin manufactured through recombinant technology which may come to market in 2007.
(D) Research and Development
The Company is focused on the development of new products that support the cell therapy and wound care markets. The future research and development activities of the Company will be devoted to the development and launch of additional new products, line extensions, or significant upgrades to existing products associated with the AXP System, BioArchive, CryoSeal and TPD product platforms. Research and Development expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of new products and processes and to maintain the highest quality standards with respect to existing products. The Company’s research and development expenses were $4,157,000 or 35% of net revenues in 2006, $5,673,000 or 56% of net revenues in 2005 and $3,472,000 or 30% of net revenues in 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(E) Description of Device Manufacturing
The Company is currently manufacturing or assembling all major instruments and equipment sold by the Company, as well as manufacturing a limited number of its disposable products (TPD Reagent and the BioArchive Overwrap Bag). The manufacturing site is compliant to the FDA’s Quality System Regulations (“QSR”) and the European ISO 13485. The Company believes that vendors used by the Company are capable of producing sufficient quantities of all required components. Products manufactured or sold by the Company are warranted against defect in manufacture for major instrument equipment for a period of 12 months from shipment or installation, as applicable, when used for the equipment’s intended purpose, which warranties exclude consequential damages to the extent allowed by law.
Instrument Manufacturing- The Company manufactures the BioArchive device, CryoSeal System, AXP devices and accessories, Ultra Rapid Plasma Freezers and Ultra Rapid Plasma Thawers at its ISO 13485 and FDA Compliant Rancho Cordova, CA facility. The Company assembles the hardware from multiple subassemblies supplied by a wide base of skilled suppliers. However, the Company manufactures certain sub-assemblies, e.g., the BioArchive robotic, barcode-reading periscope, in their entirety at the Rancho Cordova facility. All parts and subassemblies are procured from pre-approved and qualified suppliers. Trained ThermoGenesis employees inspect incoming parts and sub-assemble products and perform final QC release based on performance criteria. All processes conform to QSR standards and are either verified or validated to internal protocol to ensure products meet their specification.

Disposables Manufacturing- The Company utilizes qualified and pre-approved contract manufacturers with FDA registered facilities that we believe have the technical capability and production capacity to manufacture our CryoSeal, BioArchive and AXP disposables. However, there are two disposables that we manufacture in house.

TPD Reagent and BioArchive Overwrap Bag Manufacturing- The manufacturing process for the TPD Reagent occurs at two different facilities, our facility in Rancho Cordova, California and at a contract manufacturer. We perform the initial manufacturing processes at our manufacturing facilities. After filling and sealing the syringes at our facility, the syringes are shipped to our contract manufacturer where they are sterilized, individually labeled and packaged. Our Quality Assurance Department determines if the product meets its manufacturing standards, allowing final product release. All processes associated with the manufacture of the BioArchive overwrap-bag occur at the Company’s manufacturing facility.
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
We, as well as any contract manufacturers of our products, are subject to inspections by the FDA and other regulatory agencies for compliance with applicable GMP’s, codified in the QSR’s which include requirements relating to manufacturing conditions, extensive testing, control documentation and other quality assurance procedures. Our facilities have undergone an ISO 9001 and ISO 13485 and Medical Device Directives (“MDD”) inspection, in preparation for obtaining a CE Mark on our products, in addition to an FDA and State Food and Drug inspections. Failure to obtain or maintain necessary regulatory approval to market our products would have a material adverse impact on our business. See “Factors Affecting Operating Results.”
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
The extent of the process required by the FDA before a medical device may be marketed in the United States depends on the classification of device. If the medical device is a Class III such as the CryoSeal FS System, the process includes the following:
•	Extensive pre-clinical laboratory and animal testing;

•	Submission and approval of an investigational device exemption (“IDE”) application;

•	Human clinical trials to establish the safety and efficacy of the medical device for the intended indication; and

•	Submission and approval of a PMA to the FDA.
Pre-clinical tests include laboratory evaluation of product chemistry/biochemistry and animal studies to assess the potential safety of the product. Safety testing includes tests such as biocompatibility, package integrity and stability. Pre-clinical tests must be performed by laboratories that comply with the FDA’s

Good Laboratory Practices regulations. The results of the pre-clinical tests are submitted to the FDA as part of an IDE application and are reviewed by the FDA before human clinical trials can begin. Human clinical trials begin when IDE approval is granted.
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
Some of our products which have a lower potential safety risk to the intended user or patient, and which have similar, competitive products previously cleared by the FDA for the same intended use, may utilize a simpler and shorter regulatory path called a Premarket Notification or a 510(k) application to gain commercial access to the marketplace. This regulatory process requires that the Company demonstrate substantial equivalence to a product which was on the market prior to May 29, 1976, or which has been found substantially equivalent after that date.
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
(G) Patents and Proprietary Rights
The Company believes that patent protection is important for products and potential segments of its current and proposed business. In the United States, the Company currently holds twenty one (21) patents, and has five (5) patents pending to protect the designs of products which the Company intends to market. There can be no assurance, however, as to the breadth or degree of protection afforded to the Company or the competitive advantage derived by the Company from current patents and future patents, if any. Although the Company believes that its patents and the Company’s existing and proposed products do not infringe upon patents of other parties, it is possible that the Company’s existing patent rights may be challenged and found invalid or found to violate proprietary rights of others. In the event any of the Company’s products are challenged as infringing, the Company would be required to modify the design of its product, obtain a license or litigate the issue. There is no assurance that the Company would be able to finance costly patent litigation, or that it would be able to obtain licenses or modify its products in a timely manner. Failure to defend a patent infringement action or to obtain a license or implementation of modifications would have a material adverse effect on the Company’s continued operations.
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
(H) Licenses and Distribution Rights
In July 2006, the Company entered into a Product Development and Supply Agreement with Biomet. Under the development phase of this agreement, Biomet will pay the Company $1.1 million in milestone payments to develop a fibrinogen concentration kit containing the Company’s CryoSeal II kit. The Company will grant intellectual property license rights to Biomet and its affiliates to manufacture, use and sell the product for use in surgical hemostats, graft delivery systems and surgeries. The Company has the right of first offer to manufacture the product; and if the Company does not manufacture the product, Biomet will pay a royalty. The agreement has a term of 5 years.
On November 7, 2005, the Company entered into an OEM Supply Agreement (the “Agreement”) with MDT. Under the terms of the Agreement, the Company will provide a TPD to work with MDT’s Magellan Product (the “OEM Product”) and sell and supply the OEM Product to MDT for use and sale in conjunction with the MDT Magellan Product throughout the world. The Agreement has a term of five years. MDT’s Magellan Product is used for the production of platelet gel. MDT previously used bovine thrombin in conjunction with the Magellan device.
On October 13, 2005, the Company entered into an International Distribution Agreement (the “GEHC Agreement”) with Amersham Biosciences AB, a GE Healthcare company headquartered in Sweden (“GEHC”). Under the Agreement, GEHC becomes the exclusive worldwide distributor of and service provider for the Company’s AXP System and BioArchive System. The Company will receive from GEHC fees for these rights granted under the Agreement. During fiscal 2006, the Company received $2,850,000 for these rights. Amounts received for these rights will be recognized as revenue on the straight-line method over the initial 5-year term of the contract. GEHC will purchase products from the Company to distribute and service. In addition, GEHC and the Company agreed to collaborate on certain future improvements to these product lines. The Agreement has an initial expiration date of December 31, 2010, but will be automatically renewed for additional two year periods unless terminated by one of the parties 12 months prior to the end of the then current term.
On August 22, 2006, The Company announced that GEHC and Cord Blood Registry (CBR), the world’s largest family cord blood bank, signed a multi-year contract to supply CBR with the Company’s AXP System and disposables. In conjunction with this agreement, the Company signed a Product Development and Supply Assurance Agreement with CBR which assures the supply of AXP products for a 15-year period. This agreement also initiates the development of an advanced cord blood stem cell container, which will also be exclusively distributed through GEHC.
On March 29, 2005, the Company entered into a Supply Agreement with Cell Factors Technologies, Inc., an Indiana corporation and an affiliate of Biomet, Inc. (“CFT”). Under the agreement, the Company will manufacture a thrombin disposable and reagent for the Clotalyst System. Clotalyst is CFT’s autologous clotting factor device and blood processing disposables. The Company assumes the role of manufacturer for CFT of the Clotalyst device and blood processing disposables for a term of five years. The agreement requires CFT, upon FDA clearance, to purchase a minimum quantity of 20,000 devices. CFT has paid a one time advance fee for engineering and development of the product.
On March 28, 2005, the Company entered into a five-year Distribution and License Agreement with Asahi Kasei Medical Co., Ltd. (“Asahi”). Under the agreement, the Company granted Asahi exclusive rights to sell the CryoSeal System in Japan. This agreement replaces the parties’ prior Distribution and Manufacturing License Agreement for the CryoSeal System. The agreement also granted Asahi the right to manufacture the processing disposables and thrombin reagent for production of thrombin (“Thrombin Activation Device”) in Japan. Asahi paid a non-refundable fee upon signing the agreement. Asahi will have the non-exclusive right to manufacture and sell the Thrombin Activation Device (“TAD”) Stand Alone in Japan.
In January 2002, the Company entered into a five year OEM supply agreement with Interpore Cross International (“ICI”) for a modified version of the TAD for spinal surgery applications. In accordance with the agreement, ICI paid the Company $300,000 for worldwide license and distribution rights and development fees.
In March 1997, the Company and New York Blood Center (“NYBC”), as licensors, entered into a license agreement with Pall Medical, a subsidiary of Pall Corporation, as Licensees through which Pall Medical became the exclusive worldwide manufacturer (excluding Japan) for a system of sterile, disposable containers developed by the Company and NYBC for the processing of hematopoietic stem cells sourced from placental cord blood (“PCB”). The system is designed to simplify and streamline the harvesting of stem cell rich blood from detached placental cords and the manual concentration, cryopreservation (freezing) and transfusion of the PCB stem cells while maintaining the highest stem cell population and viability from each PCB donation. In May of 1999, the Company and Pall Medical amended the original agreement, and the Company regained the rights to distribute the bag sets outside North America & Europe under the Company’s name, and in May of 2000, the Company negotiated rights to directly co-market the bag sets in Europe in exchange for an additional royalty fee, while continuing to utilize Pall Europe’s distribution centers.

(I) Employees
As of June 30, 2006, the Company had 67 employees, 18 of whom were engaged in research and new product development, regulatory affairs, clinical and scientific affairs, 21 in manufacturing and quality control, 10 in sales, marketing and customer service and 18 in finance and administration. The Company also utilizes temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage.
FINANCIAL INFORMATION ON FOREIGN SALES AND OPERATIONS
During fiscal 2004, the Company entered into a contract with Kawasumi Laboratories Inc. (“KLI”) whereby KLI would manufacture certain disposables for the CryoSeal product line. The manufacturing facility and company headquarters are located in Asia. For fiscal year 2006, foreign sales were $7,416,000 or 62% of net revenues. For fiscal year 2005, foreign sales were $6,810,000 or 67% of net revenues. For fiscal year 2004, foreign sales were $8,595,000 or 74% of net revenues.
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
ITEM 1A. RISK FACTORS
An investment in ThermoGenesis’ common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing ThermoGenesis. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair ThermoGenesis’ business operations. This report is qualified in its entirety by these risk factors.
If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.
Risks Related to Our Business
Our New Products Are at Initial Market Introduction, and We Are Not Sure the Market Will Accept Them. The market acceptance of our new products will depend upon the medical community and third-party payers accepting the products as clinically useful, reliable, accurate, and cost effective compared to existing and future products or procedures. Market acceptance will also depend on our ability to adequately train technicians on how to use the CryoSeal System, the AXP System and the BioArchive System. Even if our new product systems are clinically adopted, the use may not be recommended by the medical profession or hospitals unless acceptable reimbursement from health care and third party payers is available. Failure of these new products to achieve significant market share could have material adverse effects on our long term business, financial condition, and results of operation.
We May Not Receive FDA Approval Required to Market our CryoSeal Fibrin Sealant System in the United States. The Company completed the pivotal trial of its CryoSeal FS System in the United States and has submitted the PMA. The FDA may deny a PMA if applicable regulatory criteria are not satisfied or may require additional clinical testing. The FDA may ultimately decide the PMA does not satisfy the criteria for approval. Product approvals, once obtained, may be withdrawn if compliance with regulatory standards is not maintained or if safety concerns arise after the product reaches the market. The FDA may require post-marketing testing and surveillance programs to monitor the effect of the medical devices that have been commercialized and has the power to prevent or limit future marketing of the product based on the results of such programs. If the Company is unable to obtain FDA approval, the Company’s business, financial condition and results of operations could be adversely affected.
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
We Have a Limited Marketing and Sales Force for the Wound Care Products Which May Delay Our Goal of Increased Sales Levels. We currently sell the CryoSeal FS System and TPD disposable through our foreign distribution network. Although we have entered into distribution agreements and we continue to seek strategic partners, there are no assurances that the distributors will produce significant sales of the systems.
Our Lack of Production Experience May Delay Producing Our New Products. We have manufactured our Blood Plasma Thawers, Freezers and BioArchive Systems for a number of years. We do not have significant experience in manufacturing the CryoSeal System, the AXP System or in the manufacture of disposables. There can be no assurance that our current resources and manufacturing facility could handle a significant increase in orders for either the BioArchive System or the CryoSeal System. If we are unable to meet demand for sales of the new systems, we would need to contract with third-party manufacturers for the backlog, and no assurances can be made that such third-party manufacturers can be retained, or retained on terms favorable to us and our pricing of the equipment. Inability to have products manufactured by third parties at a competitive price will erode anticipated margins for such products, and negatively impact our profitability.

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
Financial and Market Risks
We Have Incurred Net Losses since Our Inception and Expect Losses to Continue. Except for net income of $11,246 for fiscal 1994, we have not been profitable since our inception. For the fiscal year ended June 30, 2006, we had a net loss of $6,142,000, and an accumulated deficit at June 30, 2006, of $73,852,000. We will continue to incur significant costs as we continue our efforts to develop and market our current products and related applications. Although we are executing on our business plan to develop and market launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales.
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
A Significant Portion of our Revenue is to Customers in Foreign Countries. We may Lose Revenues, Market Share, and Profits due to Exchange Rate Fluctuations and Other Factors related to our Foreign Business. In the year ended June 30, 2006, sales to customers in foreign countries comprised approximately 62% of our revenues. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.
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
Risks Related to Our Industry
Our Business is Heavily Regulated, Resulting in Increased Costs of Operations and Delays in Product Sales. Most of our products require FDA approval to sell in the U.S and will require clearance from comparable agencies to sell our products in foreign countries. These clearances may limit the U.S. or foreign market in which our products may be sold or circumscribe applications for U.S. or foreign markets in which our products may be sold. Although the majority of our products related to freezing blood components are currently exempt from the requirement to file a 510(k) PMA, that situation may change in the future as the FDA moves to regulate cell therapy products being processed by the BioArchive System and/or AXP System. In anticipation of possible future regulation by the FDA, the Company has filed, and is maintaining, a Master File on the BioArchive System and the AXP System. However, currently the BioArchive and the ThermoLine products are being marketed and sold worldwide. Further, our products must be manufactured under principals of our quality system for continued CE Marking that allows our products to be marketed and sold in Europe, which are similar to the quality system regulations of both the FDA and California Department of Health. Failure to comply with those quality system requirements and regulations may subject the Company to delays in production while it corrects any deficiency found by either the FDA, the State of California or the Company’s Notifying European Body during any audit of our quality system. If we are found to be out of compliance, we could receive warning letters or even be temporarily shut down in manufacturing while the non-conformances are rectified.
Competition in Our Industry is Intense and Will Likely Involve Companies with Greater Resources than We Have. We hope to develop a competitive advantage in the medical applications of our products, but there are many competitors that are substantially larger and who possess greater financial resources and personnel than we have. Our current principal market is cord blood banks. The CryoSeal System may face competition from major plasma fractionators that currently sell fibrin glue sourced from pooled plasma outside the U.S. With regard to the BioArchive and AXP Systems, numerous larger and better-financed medical device manufacturers may choose to enter this market as it develops.
Influence By the Government and Insurance Companies May Adversely Impact Sales of Our Products. Our business may be materially affected by continuing efforts by government, third party payers such as Medicare, Medicaid, and private health insurance plans, to reduce the costs of healthcare. For example, in certain foreign markets the pricing and profit margins of certain healthcare products are subject to government controls. In addition, increasing emphasis on managed care in the U.S. will continue to place pressure on the pricing of healthcare products. As a result, continuing efforts to contain healthcare costs may result in reduced sales or price reductions for our products. To date, we are not aware of any direct impact on our pricing or product sales due to such efforts by governments to contain healthcare costs, and we do not anticipate any immediate impact in the near future.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended June 30, 2006.

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

Fiscal 2006	High	Low

First Quarter (Sep. 30)	$5.74	$4.42
Second Quarter (Dec. 31)	$5.34	$4.05
Third Quarter (Mar. 31)	$5.02	$3.70
Fourth Quarter (June 30)	$4.88	$3.82

Fiscal 2005	High	Low

First Quarter (Sep. 30)	$4.99	$3.51
Second Quarter (Dec. 31)	$6.65	$4.55
Third Quarter (Mar. 31)	$6.55	$4.30
Fourth Quarter (June 30)	$5.19	$3.07
The Company has not paid cash dividends on its common stock and does not intend to pay a cash dividend in the foreseeable future. There were approximately 391 stockholders of record on June 30, 2006 (not including street name holders).
The following table provides information for all of the Company’s equity compensation plans and individual compensation arrangements in effect as of June 30, 2006:

Number of securities
remaining available for
future issuance under
equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected in
	of outstanding options,	outstanding options,	column
	warrants and rights	warrants and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securities holders	2,539,321	$2.72	602,029
Equity compensation plans not approved by security holders	—	—	—

Total	2,539,321	$2.72	602,029

ITEM 6. SELECTED FINANCIAL DATA
ThermoGenesis Corp.
Five-Year Review of Selected Financial Data
(in thousands, except share and per share amounts)

	Year Ended June 30,
Summary of Operations	2006	2005	2004	2003	2002
Net revenues	$12,048	$10,177	$11,646	$10,187	$9,549

Cost of revenues	(7,705)	(7,089)	(7,844)	(7,900)	(7,558)

Gross profit	4,343	3,088	3,802	2,287	1,991

Selling, general and administration	(7,156)	(5,837)	(5,174)	(5,014)	(4,843)
Research and development	(4,157)	(5,673)	(3,472)	(2,937)	(2,283)
Interest and other income, net	828	202	67	61	97

Net loss	($6,142)	($8,220)	($4,777)	($5,603)	($5,038)

Per share data:
Basic and diluted net loss per common share	($0.12)	($0.18)	($0.11)	($0.15)	($0.15)

Balance Sheet Data	2006	2005	2004	2003	2002
Cash and short term investments	$38,999	$9,568	$16,612	$6,815	$6,726
Working capital	$42,342	$13,085	$19,798	$10,365	$9,631
Total assets	$47,603	$17,466	$24,114	$12,791	$12,239
Total liabilities	$5,631	$3,435	$3,146	$2,217	$2,046
Total stockholders’ equity	$41,972	$14,031	$20,968	$10,574	$10,193

ITEM 7.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Company designs and manufactures medical devices and disposables for the distributed manufacturing of “personalized” cell therapy and surgical wound care products such as units of umbilical cord blood stem cells, fibrin sealant and thrombin. These products typically originate from the blood or tissue of the patient or a single human leukocyte antigen (HLA) typed and pathogen screened placenta or living donor. Cell therapy and surgical wound care products are broad, rapidly growing fields of medicine that involves the collection, purification, manipulation and administration of somatic stem cells, wound healing proteins or growth factors to treat malignant or genetic blood diseases or wounds incurred during surgery, tailored to individual patients. This methodology of personalized treatment is considerably different than practices with generic conventional pharmaceutical drugs. Pharmaceutical drugs are produced in large quantities and are effective on most patients with similar underlying medical conditions. Additionally, these drugs typically consist of inert materials that can be stored in medicine cabinets at room temperature. In contrast, “personalized” cell therapy and surgical wound care products are manufactured one at a time, are intended for a single patient and require extremely low storage temperatures (-196°C in some cases) in order to preserve the cells, blood proteins or growth factors.
The Company’s products can address a broad range of cell therapy and surgical wound care treatments. Until the middle of the 1990s, researchers were familiar with only two major types of stem cells, embryonic stem cells and adult stem cells. However, recent years have seen the emergence of a category of stem cells called somatic stem cells that are found in umbilical cord blood or bone marrow and other tissues of the body. Somatic stem cells are capable of a wide range of differentiation into several highly diverse cell types such as nerve cells, muscle cells and hematopoietic cells. Somatic stem cells have come into focus as fundamental units of development and maintenance of the adult organism as well as an attractive tool for tissue regeneration.
The ability to obtain large quantities of somatic stem cells able to produce mature muscle, nerve or pancreatic cells is useful in the development of clinical treatments for genetic diseases. This clinical practice is “personalized” medicine which utilizes either an individual’s own somatic stem cells, thus circumventing problems of immune rejection associated with implantation of allogeneic tissue or blood cells, or utilizes immunologically matched tissue or stem cells.
Cell therapy and surgical wound care products can be characterized by (1) the source of the somatic stem cells (e.g., neonatal, adult, or perhaps, in the future, embryonic) (2) the source of blood proteins or growth factors (e.g., from the patient or a matched single donor), (3) the cell progeny in the final product (e.g., hematopoietic, mesenchymal, dendritic cells, chondrocytes, etc.), (4) the disease targeted (e.g., bone marrow rescue, diabetes, myocardial infarction, Parkinson’s), and (5) the type of manipulation (e.g., cell isolation, capture, expansion, gene modification, cryopreservation, cryoprecipitation or chemical fractionation). Critical factors in providing acceptable “personalized” cell therapy and surgical wound care products are that they be precisely identified and tracked from their source to the receiving patient and that every manufacturing step, such as harvesting, processing, freezing, transporting, matching and administering, preserves the potency of the product.
The Company’s BioArchive and AXP products and intellectual property are designed to ensure that the therapeutic cells are fully functional at time of transplant, which may be months or years after production and storage. We believe that the Company’s products, that arise from this intellectual property, contain substantial advantages over other products and practices in enabling the precision manufacturing of cell therapy and surgical wound care products in a safe sterile environment which will reduce the loss of cells and loss of cell viability at each step of the process from collection to administration.

Cell Therapy
The BioArchive System, an automated cryogenic device, is used by cord blood stem cell banks in more than 25 countries for cryopreserving and archiving cord blood stem cell units for transplant. GE Healthcare is the global distribution partner for the BioArchive System. The BioArchive System has initially been configured to automate the cryopreservation and archiving in liquid nitrogen of units of hematopoietic stem cells sourced from umbilical cord blood. Cord blood stem cell units have been used more than 10,000 times to treat leukemias, lymphomas, diverse inherited anemias, such as sickle cell anemia and thalassemia, and other life threatening genetic diseases.
The Company recently completed development of the AXP System, and initiated a Master File of the product with the FDA. Marketing efforts began during the quarter ended March 31, 2006. The AXP System is an innovative product which semi-automates the isolation and concentration of hematopoietic stem cells from cord blood into a fixed 20 ml volume in a functionally closed sterile environment. It includes a compact battery powered device and a proprietary disposable bag set. The AXP System replaces the current clinical process which is typically an 18-step manual method over a ninety (90) minute period with a semi-automated process requiring only thirty (30) minutes. The manual process requires the introduction of sedimentation agents or density gradient media into the cord blood and requires a clean room along with trained technicians to accomplish. The AXP System completes its processing without these agents or media with a higher cell recovery rate in a functionally closed bag set in thirty (30) minutes. Included in the set is a 25 ml freezing bag which can be archived in the BioArchive System.
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
Surgical Wound Care
The CryoSeal System produces a second-generation surgical sealant which harvests the two interactive protein component solutions of a fibrin sealant: (1) the wound healing proteins of fibrinogen, fibronectin, Factor VIII, von Willebrands Factor and Factor XIII and (2) the activating enzyme, thrombin from the patient’s own blood. When combined at the bleeding wound site, the two components form an adhesive gel that stops bleeding and bonds tissue. This advanced surgical sealant may be manufactured in either hospitals or blood centers and competes with conventional fibrin sealants, sourced from “pools” of plasma purchased from up to ten thousand individuals.
The Company completed a 150 patient blinded, randomized multi-center U.S. clinical trial for the CryoSeal System and sales in the U.S. are pending the required FDA approval following our PMA, submitted December 28, 2005. The study reached its primary end point, which was to demonstrate equivalency (i.e. that results obtained using the CryoSeal FS System were “non-inferior” to results achieved with the control). The data in fact demonstrated that patients treated with CryoSeal FS showed “superiority” (statistically significant quicker time to hemostasis) versus the control group. The Company has received CE Mark approval for the system enabling its sale and use in Europe, however sales into individual countries under cost reimbursement structures often require the existence of supporting clinical usage within the individual country. We have, through our distribution partners in Europe, initiated more aggressive marketing including a number of clinical trials. In Japan, our distributor, Asahi has completed enrollment in their pivotal clinical trial and filed their PMA equivalent in March 2005 with approval expected in first half of calendar 2007.

The TPD, a product line extension of the CryoSeal platform, is a small stand alone disposable that isolates and captures activated autologous thrombin from approximately 11 ml of patient blood plasma. Thrombin is used as a topical hemostatic agent for minor bleeding sites, to treat pseudoaneurysms and to release growth factors from platelets.
The Company’s legacy is in its ThermoLine(TM) products for ultra rapid freezing and thawing of blood components, which the Company distributes to blood banks and hospitals. We are currently evaluating continuation of the ThermoLine, or divestiture, consistent with our strategic direction emphasizing the cell therapy and surgical wound care market. Beginning in late 1993, and with accelerated research and development efforts from 1996 to present, the Company completed development of the BioArchive, AXP and CryoSeal technology platforms.
In our early history, our revenue was derived principally from the sale of our blood plasma freezers and thawers. With the launch of our BioArchive System in 1999, we realized revenue increases due to the sale of that equipment. The installed base of our medical devices is designed to drive increases in revenue due to the recurring sale of disposables. We anticipate similar revenue increases from disposable sales related to the CryoSeal System and AXP System when the installed base of units increases, however there is no assurance that this will occur. With our efforts increasingly directed at both the cell therapy and tissue therapy markets, and our re-evaluation of the strategic relevance of our ThermoLine business, we will continue to assess our internal resources needs and operational structure. As part of those efforts, and with additional products staging to come on the market, we plan to significantly increase our staffing levels in engineering, scientific research, sales and marketing and management during fiscal 2007 in an effort to accelerate product launches and product development, as we pursue increased revenue. The Company has announced a number of important agreements, summarized as follows:
In March of 2005, the Company entered into a Supply Agreement with Biomet Biologicals, formerly Cell Factors Technologies, Inc., an Indiana corporation and an affiliate of Biomet, Inc. (“Biomet”). Under the agreement, the Company will manufacture a thrombin disposable and reagent for the Clotalyst System. The Clotalyst System is Biomet’s autologous clotting factor device and blood processing disposables. The Company assumes the role of manufacturer for Biomet of the Clotalyst device and blood processing disposals for a term of five years. The agreement requires Biomet, upon FDA clearance, to purchase a minimum quantity of 20,000 devices per year. Biomet has paid a one time advance fee for engineering and development of the product.
In March of 2005, the Company entered into a five-year Distribution and License Agreement with Asahi Kasei Medical Co., Ltd. (“Asahi”). Under the agreement, the Company granted Asahi exclusive rights to sell the CryoSeal System in Japan. This agreement replaces the parties’ prior Distribution and Manufacturing License Agreement for the CryoSeal System. The agreement also granted Asahi the right to manufacture the processing disposables and thrombin reagent for production of thrombin in Japan. Asahi paid a non-refundable fee upon signing the agreement. Asahi will have the non-exclusive right to manufacture and sell the Thrombin Activation Device (“TAD”) Stand Alone and the later version, the TPD, in Japan.
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
In October 2005, the Company entered into a five-year agreement with GE Healthcare (formerly Amersham Biosciences AB), which outlined the terms of a strategic relationship between the Company and GE Healthcare. Pursuant to this agreement, (i) GE Healthcare becomes the exclusive worldwide distributor and service provider for the Company’s BioArchive and AXP products, (ii) GE Healthcare agreed to provide the Company with certain funds upon execution of the agreement and over the ensuing 15 months and (iii) GE Healthcare and the Company agreed to collaborate on certain future improvements to these product lines.
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
In July 2006, the Company entered into a Product Development and Supply Agreement with Biomet. Under the development phase of this agreement, Biomet will pay the Company $1.1 million in milestone payments to develop a fibrinogen concentration kit containing the Company’s CryoSeal II kit. The Company will grant intellectual property license rights to Biomet and its affiliates to manufacture, use and sell the product for use in surgical hemostats, graft delivery systems and surgeries. The Company has the right of first offer to manufacture the product; and if the Company does not manufacture the product, Biomet will pay a royalty. The agreement has a term of 5 years.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to stock-based compensation, bad debts, inventories, warranties, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Revenue Recognition:
The Company recognizes revenue including multiple element arrangements, in accordance with the provisions of SAB No. 104 and EITF 00-21. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement’s revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based on vendor specific objective evidence or third party evidence of fair value as appropriate. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is the Company’s estimate of the fair value of the delivered element. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued at the time of revenue recognition. The Company accounts for training and installation as a separate element of a multiple element arrangement. The Company therefore recognizes the fair value of training and installation services upon their completion when the Company is obligated to perform such services. For licensing agreements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective license. For license agreements that require no continuing performance on the Company’s part, license fee revenue is recognized immediately upon grant of the license.
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
Results of Operations for the Year Ended June 30, 2006 as Compared to the Year Ended June 30, 2005
Net Revenues:
Revenues for the year ended June 30, 2006 were $12,048,000, compared to $10,177,000 for the year ended June 30, 2005, an increase of $1,871,000 or 18%. Revenues generated by the Cell Therapy product lines were $8,373,000 for the year ended June 30, 2006, compared to $7,130,000 for the corresponding fiscal 2005 period, an increase of $1,243,000 or 17%. The AXP product line accounted for $738,000 of the increase in Cell Therapy revenues for the year ended June 30, 2006, as compared to zero for the prior year. Included in the Cell Therapy product line revenues noted was $3,002,000 generated from the sales of BioArchive disposables for fiscal 2006, an increase of $432,000 or 17% over fiscal 2005. A total of 21 BioArchives were sold during fiscal 2006, the same as in the prior fiscal year. Revenues generated by the surgical wound care product line were $903,000 for the year ended June 30, 2006, compared to $360,000 for the prior year. The increase is primarily due to an increase in sales of TPD disposables to Biomet and other distributors and an increase in sales of the CryoSeal processing disposable. Royalty and licensing revenue for the year ended June 30, 2006 was $762,000 compared to $234,000 for fiscal 2005. The increase is primarily due to the amortization of the distribution and license fees paid by GEHC in accordance with the International Distribution Agreement. The revenue increases noted above were offset by a decrease in revenues of $430,000 from our legacy product line, the ThermoLine.
The following represents the Company’s cumulative BioArchive devices in the following geographies:

	June 30
	2006	2005
United States	28	24
Asia	49	44
Europe	33	26
Rest of World	25	20

	135	114

Cost of Revenues:
Cost of revenues as a percent of revenues was 64% for the year ended June 30, 2006, as compared to 70% for the year ended June 30, 2005. The improvement in cost of sales is primarily due to the increase of higher margin royalty and licensing revenue, a reduction in warranty costs and higher volumes in our higher margin disposable products, primarily the TPD for the year ended June 30, 2006.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $7,156,000 for the year ended June 30, 2006, compared to $5,837,000 for the year ended June 30, 2005, an increase of $1,319,000 or 23%. The increase is primarily due to the Company’s adoption of Statement 123(R) as of July 1, 2005, which resulted in $868,000 of stock based compensation expense, an increase in commissions and incentive compensation payouts of $207,000 and an increase in professional fees.

Research and Development Expenses:
Research and development expenses for the year ended June 30, 2006 were $4,157,000 compared to $5,673,000 for fiscal 2005, a decrease of $1,516,000 or 27%. The decrease is primarily due to a reduction of $777,000 in the costs associated with design and development services for the AXP System, which was launched during fiscal 2006 and a decrease of $960,000 in clinical trial costs related to the completed CryoSeal FS human clinical trial.
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
(c) Liquidity and Capital Resources
At June 30, 2006, the Company had a cash and short-term investments balance of $38,999,000 and working capital of $42,342,000. This compares to a cash balance of $9,568,000 and working capital of $13,085,000 at June 30, 2005. The Company raised net proceeds of $32,338,000 through a public offering of common stock and generated $586,000 from the exercise of stock options and warrants during the year ended June 30, 2006. This was offset by the funding of operations and other cash needs of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $106 million, net of expenses, through common and preferred stock financings and option and warrant exercises.
Net cash used in operating activities for the year ended June 30, 2006 was $2,998,000, primarily due to the net loss of $6,142,000, offset by depreciation and stock based compensation expense of $398,000 and $1,113,000, respectively. Accounts receivable utilized $856,000 of cash as a result of the timing of sales and payments from customers. Inventories generated $336,000 of cash as a result of increased sales in the cell therapy and wound care products and lower inventory procurement for ThermoLine. We expect to increase our BioArchive, AXP and CryoSeal inventories in the future to support our anticipated revenue growth. Deferred revenue generated $2,123,000 in cash, due to the payments received from GEHC under the International Distribution Agreement, offset by three quarter’s revenue amortization.
We believe that our currently available cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.
The Company generally does not require extensive capital equipment to produce or sell its current products. However, when significant capital equipment is required, the Company purchases from a vendor base. In fiscal 2004, the Company spent $849,000, which consisted of leasehold improvements, furniture, phone and security systems as a result of moving to a consolidated facility in the first quarter of fiscal 2004 and the purchase of an Enterprise Resource Planning (“ERP”) System. In fiscal 2005, the Company spent $232,000, primarily for computers, website development and additional costs associated with the ERP System prior to the implementation on November 1, 2004. In fiscal 2006, the Company spent $565,000 for software, computers and laboratory equipment. Future capital expenditures are anticipated, and the Company believes that the amounts expended will be higher than the fiscal 2006 amounts.
The Company has a contract with an OEM vendor to purchase 190,000 units or $8.7 million of inventory through fiscal 2009. As of June 30, 2006, the Company had purchased 5,985 units or $270,000 of inventory under the contract.

At June 30, 2006, the Company had three customers that individually accounted for 47%, 14% and 12% of accounts receivable. At June 30, 2005, the Company had three customers that individually accounted for 16%, 16% and 12% of accounts receivable.
During the fiscal year ended June 30, 2006, revenues from three significant customers totaled $5.9 million or 49% of net revenues. During the fiscal year ended June 30, 2005, revenues from two significant customers totaled $2.4 million or 23% of net revenues. During the fiscal year ended June 30, 2004, revenues from two significant customers totaled $2.5 million or 22% of net revenues.
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
Off Balance Sheet Arrangements
As of June 30, 2006, the Company had no off-balance sheet arrangements.
Contractual Obligations
As of June 30, 2006, the Company had the following contractual obligations and commercial commitments:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Capital Lease Obligations	$33,000	$11,000	$22,000	—	—
Operating Leases	920,000	399,000	521,000	—	—
Long-Term Note payable	12,000	8,000	4,000	—	—

Total Contractual Cash Obligations	$965,000	$418,000	$547,000	—	—

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of ThermoGenesis Corp.
We have audited the accompanying balance sheets of ThermoGenesis Corp. as of June 30, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15.(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoGenesis Corp. at June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the Financial Statements, effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ThermoGenesis’ internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 5, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Sacramento, California
September 5, 2006

ThermoGenesis Corp.
Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,527	$9,568
Short-term investments	35,472	—
Accounts receivable, net of allowance for doubtful accounts of $17 ($41 at June 30, 2005)	3,773	2,917
Inventories	2,792	3,280
Other current assets	462	469

Total current assets	46,026	16,234

Equipment at cost less accumulated depreciation of $3,024 $(2,671 at June 30, 2005)	1,489	1,184
Other assets	88	48

	$47,603	$17,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,931	$1,791
Accrued payroll and related expenses	417	343
Deferred revenue	718	275
Other current liabilities	618	740

Total current liabilities	3,684	3,149

Deferred revenue	1,921	241
Long-term portion of capital lease obligations and note payable	26	45

Commitments and contingencies (Footnote 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; Series A convertible preferred stock, 1,077,540 shares issued, none outstanding at June 30, 2006 or 2005	—	—

Common stock, $0.001 par value; 80,000,000 shares authorized; 54,882,952 issued and outstanding (45,860,237 at June 30, 2005)	55	46

Paid in capital in excess of par	115,769	81,752
Deferred stock compensation	—	(57)
Accumulated deficit	(73,852)	(67,710)

Total stockholders’ equity	41,972	14,031

	$47,603	$17,466

See accompanying notes.

ThermoGenesis Corp.
Statements of Operations
(in thousands, except share and per share amounts)

	Years ended June 30
	2006	2005	2004
Revenues:
Product and other revenues	$11,777	$9,667	$10,459
Service revenues	271	510	1,187

Net revenues	12,048	10,177	11,646

Cost of revenues:
Cost of product and other revenues	7,478	6,576	7,112
Cost of service revenues	227	513	732

Total costs of revenues	7,705	7,089	7,844

Gross profit	4,343	3,088	3,802

Expenses:
Selling, general and administrative	7,156	5,837	5,174
Research and development	4,157	5,673	3,472

Total expenses	11,313	11,510	8,646

Loss before interest and other income, net	(6,970)	(8,422)	(4,844)

Interest and other income, net	828	202	67

Net loss	($6,142)	($8,220)	($4,777)

Per share data:
Basic and diluted net loss per common share	($0.12)	($0.18)	($0.11)

Shares used in computing per share data	49,583,823	45,427,047	41,779,818

See accompanying notes.

ThermoGenesis Corp.
Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

		Common	Paid in	Deferred		Total
		stock	capital in	stock	Accumulated	stockholders’
	Shares	Amount	excess of par	compensation	deficit	equity

Balance at June 30, 2003	39,396,594	$39	$65,248	—	($54,713)	$10,574

Issuance of common shares in private placement	2,660,000	3	9,830	—	—	9,833
Issuance of shares for exercise of options and warrants	2,493,777	3	5,325	—	—	5,328
Issuance of common shares for services	1,500	—	10	—	—	10
Issuance of common shares upon conversion of Series A preferred stock	160,000	—	—	—	—	—

Net loss	—	—	—	—	(4,777)	(4,777)

Balance at June 30, 2004	44,711,871	45	80,413	—	(59,490)	20,968

Issuance of shares for exercise of options and warrants	501,393	—	1,136	—	—	1,136
Issuance of common shares for services	16,973	—	61	—	—	61
Deferred compensation related to common stock restricted awards	—	—	121	($121)	—	—
Amortization of deferred stock compensation	—	—	(18)	64	—	46
Issuance of common shares upon conversion of Series A preferred stock	630,000	1	(1)	—	—	—
Issuance of options for services	—	—	40	—	—	40

Net loss	—	—	—	—	(8,220)	(8,220)

Balance at June 30, 2005	45,860,237	46	81,752	(57)	(67,710)	14,031

Issuance of common shares in public offering	8,800,000	9	32,329	—	—	32,338
Issuance of shares for exercise of options and warrants	197,793	—	586	—	—	586
Issuance of common shares to a consultant for services	10,500	—	46	—	—	46
Issuance of common shares and compensation related to common stock restricted awards	14,422	—	(16)	57	—	41
Stock based compensation expense	—	—	1,072	—	—	1,072

Net loss	—	—	—	—	(6,142)	(6,142)

Balance at June 30, 2006	54,882,952	$55	$115,769	—	($73,852)	$41,972

See accompanying notes.

ThermoGenesis Corp.
Statements of Cash Flows
(in thousands)

	Years ended June 30
	2006	2005	2004
Cash flows from operating activities:
Net loss	($6,142)	($8,220)	($4,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398	367	302
Stock based compensation expense	1,113	86	20
Amortization of premium on short-term investments	(280)	—	—
Issuance of common shares for services	46	61	10
Loss on sale/retirement of equipment	—	7	7
Net changes in operating assets and liabilities:
Accounts receivable	(856)	190	(1,093)
Inventories	336	(970)	16
Other current assets	87	357	88
Other assets	—	(1)	3
Accounts payable	140	82	544
Accrued payroll and related expenses	74	56	52
Deferred revenue	2,123	222	(90)
Other current liabilities	(37)	(168)	440

Net cash used in operating activities	(2,998)	(7,931)	(4,478)

Cash flows from investing activities:
Purchase of short-term investments	(35,192)	—	—
Capital expenditures	(565)	(232)	(849)
Proceeds from sale of equipment	—	21	—

Net cash used in investing activities	(35,757)	(211)	(849)

Cash flows from financing activities:
Exercise of stock options and warrants	586	1,136	5,308
Payments on capital lease obligations and note payable	(210)	(38)	(17)
Issuance of common stock	32,338	—	9,833

Net cash provided by financing activities	32,714	1,098	15,124

Net increase (decrease) in cash and cash equivalents	(6,041)	(7,044)	9,797
Cash and cash equivalents at beginning of year	9,568	16,612	6,815

Cash and cash equivalents at end of year	$3,527	$9,568	$16,612

Supplemental cash flow information:
Cash paid during the year for interest	$19	$7	$15

Supplemental non-cash financing and investing information:
Surrender of stock to exercise options	—	—	$656

Equipment acquired by note payable/capital lease	$106	$41	—

Transfer of inventories to equipment	$94	$160	$164

Insurance premium financed by note payable	—	$94	—

Transfer of equipment to inventories	$62	—	—

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
Use of Estimates
Preparation of financial statements in conformity with U.S. generally accepted accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
Revenue Recognition
The Company recognizes revenue including multiple element arrangements, in accordance with the provisions of SAB No. 104 and EITF 00-21. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement’s revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based on vendor specific objective evidence or third party evidence of fair value as appropriate. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is the Company’s estimate of the fair value of the delivered element. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued at the time of revenue recognition. The Company accounts for training and installation as a separate element of a multiple element arrangement. The Company therefore recognizes the fair value of training and installation services upon their completion when the Company is obligated to perform such services. For licensing agreements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective license. For license agreements that require no continuing performance on the Company’s part, license fee revenue is recognized immediately upon grant of the license.

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

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (Continued)
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short duration. The fair value of short term investments is disclosed in Note 2.
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
Suppliers
The Company obtains certain custom components from a limited number of suppliers. If the supplier raises the price of the component or discontinues production, the Company’s gross margin may be negatively impacted or the Company will have to find another qualified supplier to provide the component. In the event that it becomes necessary for us to find another supplier, we would first be required to qualify the quality assurance systems and product of that alternative supplier. Any transfer between qualified suppliers may impact the production schedule, therefore delaying revenues, and may cause the price of the key components to increase.
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
Stock Based Compensation
The Company has three stock-based compensation plans, which are described more fully in Note 7.
Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized for employee options granted in the Statement of Operations for the years ended June 30, 2005 and 2004, as all such options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, net of estimated forfeitures, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on July 1, 2005, the Company’s net loss for the year ended June 30, 2006, was $1,039 higher than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted net loss per share for the year ended June 30, 2006 would have been $0.02 lower than if the Company had continued to account for share-based compensation under Opinion 25.
Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (Continued)
Stock Based Compensation (Continued)
Expected Term – For options which the Company has limited available data, the expected term of the option is based on the simplified method as allowed by SAB 107. This simplified method averages an award’s vesting term and its contractual term. For all other options, the Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
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
Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.
Estimated Forfeitures — When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.
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

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (Continued)
Stock Based Compensation (Continued)

	2005	2004
Net loss, as reported	($8,220)	($4,777)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	107	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,084)	(538)

Pro forma net loss	($9,197)	($5,315)

Basic and diluted net loss per share
As reported	($0.18)	($0.11)
Pro forma	($0.20)	($0.13)
The fair value of the Company’s stock options granted to employees for the years ended June 30, 2006, 2005 and 2004 was estimated using the following weighted-average assumptions:

	2006	2005	2004
Average expected life (years)	3.8	6.2	4.2
Risk-free interest rate	4.6%	3.8%	3.2%
Expected volatility	62%	85%	88%
Dividend yield	0%	0%	0%
The weighted average grant date fair value of options granted during the years ended June 30, 2006, 2005 and 2004 was $2.22, $2.83 and $2.29, respectively.
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
Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse. The Company used the flow-through method to account for income tax credits.
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is antidilutive due to the Company’s net loss position for all periods presented. Antidilutive securities, which consist of stock options, warrants, common stock restricted awards and the Series A convertible preferred stock, that were not included in diluted net loss per common share, were 2,963,410, 3,017,115 and 3,437,272 as of June 30, 2006, 2005 and 2004, respectively.
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
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on July 1, 2006 and does not anticipate a material impact on its financial statements.

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
2. Short-term Investments
The following is a summary of held-to-maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2006
U.S. government and agency securities	$35,472	—	$38	$35,434

The aggregate amount of unrealized losses and fair value of U.S. government and agency securities, which are not deemed to be other-than-temporarily impaired and less than twelve months, are $38 and $27,614, respectively. The unrealized loss on these investments are temporary, as the duration of the decline in the value of the investments has been short; the extent of the decline, both in dollars and percentage of cost is not considered significant; and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is recovered.

	Amortized Cost	Estimated Fair Value
Maturity Date:
Less than 90 days	$11,883	$11,874
Due in 91-365 days	23,589	23,560

	$35,472	$35,434

3. Inventories
Inventories consisted of the following at June 30:

	2006	2005
Raw materials	$1,603	$1,433
Work in process	1,433	1,723
Finished goods	530	756
Reserve	(774)	(632)

	$2,792	$3,280

Included in the Company’s inventory reserve at June 30, 2006 and 2005 was $459 and $431, respectively, related to CryoSeal FS System products which is based on inventory levels in excess of forecasted demand for the product. The remainder of the reserve relates to the BioArchive System and ThermoLine inventory which have been identified as slow-moving or potentially obsolete.

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
4. Equipment
Equipment consisted of the following at June 30:

	2006	2005	Estimated Useful Life
Machinery and equipment	$2,511	$2,088	5-10 years or lease term
Computer and software	1,298	1,113	2-5 years
Office equipment	505	470	5-10 years
Leasehold improvements	199	184	5 years or lease term

	4,513	3,855

Less accumulated depreciation and amortization	(3,024)	(2,671)

	$1,489	$1,184

5. Other Current Liabilities
Other current liabilities consisted of the following at June 30:

	2006	2005
Accrued warranty reserves	$74	$103
Accrued professional fees	213	120
Other prepayments	124	250
Accrued commissions	67	45
Deferred rent	74	80
Other accrued liabilities	66	142

	$618	$740

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
6. Commitments and Contingencies
Operating Leases
The Company leases its facility pursuant to a non-cancelable operating lease, which contains scheduled rent increases. The facility lease includes the option to renew for a five year term. The Company recognizes rent expense on a straight-line basis over the term of the facility lease. The annual future minimum lease payments for the non-cancelable operating lease are as follows:

2007	$399
2008	416
2009	105
2010	—
2011	—
Thereafter	—

Total	$920

Rent expense was $462, $458 and $487 or the years ended June 30, 2006, 2005 and 2004, respectively.
Capital Leases
The Company leases certain equipment under capital leases. The following amounts are included in equipment as assets under these capital leases as of June 30:

	2006	2005
Cost	$42	$42
Less: accumulated amortization	10	—

Net assets under capital leases	$32	$42

The future minimum lease payments under capital leases are as follows:
     Year ending June 30:

2007	$11
2008	11
2009	11

Total minimum lease payments	33
Less: amount representing interest	1

Present value of minimum lease payments	32
Less: current portion	10

Long term portion	$22

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
Warranty
The Company offers a one-year warranty for parts only on all of its products. In addition, the Company’s one year warranty for the Bioarchive device includes labor and travel. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s product liability which is included in accrued liabilities during the period are as follows:

	For years ended June 30,
	2006	2005
Beginning balance	$103	$281
Warranties issued during the period	128	167
Settlements made during the period	(82)	(281)
Changes in liability for pre-existing warranties during the period, including expirations	(75)	(64)

Ending balance	$74	$103

7. Stockholder’s Equity
Common Stock
On October 28, 2005, the stockholders approved an amendment to and restatement of the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 60,000,000.

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
7. Stockholder’s Equity (Continued)
Common Stock (Continued)
On December 5, 2005, the stockholders approved an amendment to and restatement of the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 60,000,000 to 80,000,000.
On February 3, 2006, the Company completed a public offering of 8,800,000 shares of its common stock, which included the over allotment option completed in March 2006, at $4.00 per share. Net proceeds after expenses from the offering were approximately $32,338.
The Company completed a private financing on March 26, 2004, in which it received $9,833, net of expenses. The proceeds from the offering were received from the sale of 2,660,000 shares of common stock.
As of June 30, 2006, the Company had 3,372,462 shares of common stock reserved for future issuance.
Warrants
In conjunction with a private placement on March 28, 2003, the Company issued three year warrants representing the right to acquire an additional 11,976 shares of the Company’s common stock at $2.39 per share. The warrants were fully vested upon issuance and expired in March 2006.
In conjunction with a private placement on March 26, 2002, five year warrants were issued, representing the right to acquire an additional 723,362 shares of common stock at $3.07 per share. The warrants vest immediately.
In conjunction with a private placement on April 27, 2001, five-year warrants were issued, representing the right to acquire an additional 788,809 shares of common stock, at an exercise price of $2.88 per share. The warrants were fully vested upon issuance and expired in April 2006.
In conjunction with a debt financing in December 2000, five-year warrants were issued, representing the right to acquire 415,000 shares of common stock for an exercise price of $1.625. The warrants were fully vested upon issuance and expired in December 2005.
In conjunction with a private placement in December 1999 and January 2000, five year warrants were issued, representing the right to acquire 484,562 shares of common stock at an exercise price of $2.72628. The warrants expired in December 2004 and January 2005.
As part of the placement agent’s compensation in the 1999 private placement of Series A convertible preferred stock, five-year warrants to purchase 200,000 shares of common stock at an exercise price of $1.70 were issued. The warrants were fully vested upon issuance and expired in January 2004.
In conjunction with a private placement in November 1996, seven-year warrants were issued, representing the right to acquire 1,478,001 shares of common stock at an exercise price of $3.661 per share. The warrants were fully vested upon issuance and expired in November 2003.

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
7. Stockholder’s Equity (Continued)
Warrants (Continued)
A summary of warrant activity for the three years ended June 30, 2006 follows:

		Weighted-Average
		Exercise Price
	Number of Shares	Per Share
Balance at June 30, 2003	4,001,710	$3.02

Warrants granted	—	—
Warrants canceled	(1,345,801)	$3.66
Warrants exercised	(1,704,714)	$2.62

Outstanding and exercisable at June 30, 2004	951,195	$2.84

Warrants granted	—	—
Warrants canceled	—	—
Warrants exercised	(307,246)	$2.50

Outstanding and exercisable at June 30, 2005	643,949	$3.00

Warrants granted	—	—
Warrants canceled	(83,699)	$2.81
Warrants exercised	(166,888)	$2.94

Outstanding and exercisable at June 30, 2006	393,362	$3.07

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
7. Stockholder’s Equity (Continued)
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
At June 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $1,443, net of estimated forfeitures of $72. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one and a half years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of options vested during the years ended June 30, 2006, 2005 and 2004 was $955, $905 and $537.
The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at June 30, 2005	2,344,327	$2.56

Granted	298,097	$4.44
Forfeited or Expired	(71,698)	$4.51
Exercised	(31,405)	$3.07

Outstanding at June 30, 2006	2,539,321	$2.72	3.34	$3,737

Vested and Expected to Vest at June 30, 2006	2,498,545	$2.71	3.33	$3,706

Exercisable at June 30, 2006	1,723,004	$2.32	2.90	$3,180

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
7. Stockholder’s Equity (Continued)
Stock Compensation Expense (Continued)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2,281,821 options that were in-the-money at June 30, 2006. During the years ended June 30, 2006, 2005 and 2004, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $46, $701 and $2,485, respectively, determined as of the date of option exercise.
The following table summarizes information about stock options outstanding at June 30, 2006:

		Weighted-	Weighted-
Range of		Average	Average		Weighted-
Exercise	Number	Remaining	Exercise	Number	Average
Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price
$1.125-$1.60	400,000	1.36	$1.42	400,000	$1.42
$1.81-$2.34	1,176,000	2.93	$2.11	976,000	$2.11
$3.15-$4.70	800,321	4.67	$3.78	269,004	$3.64
$4.78-$5.88	163,000	4.69	$5.05	78,000	$5.09

Total	2,539,321	3.34	$2.72	1,723,004	$2.32

Common Stock Restricted Awards
On August 9, 2004, the Company’s Compensation Committee approved the grant of 50,914 shares of restricted common stock to selected members of management and key employees, excluding its executive officers, which had a fair market value of $3.58 per share on the date of grant. These common stock restricted awards vest in three equal installments, on the date of grant and the first and second anniversary of the grant date. The Company recorded deferred stock compensation of $182,000 based on the closing market price of the Company’s common stock on the date of grant. One third vested immediately on the grant date and the remaining value will be amortized on a straight-line basis over the remaining two year service period. In accordance with FAS 123(R), on July 1, 2005 the Company reversed the deferred stock compensation balance of $57,000 against additional paid-in-capital. The following is a summary of restricted stock activity during the year ended June 30, 2006:

	Number of	Grant Date
	Shares	Fair Value

Outstanding at June 30, 2005	29,000	$104

Granted	—	—
Vested	(14,000)	(50)
Forfeited	(4,000)	(14)

Outstanding at June 30, 2006	11,000	$40

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
7. Stockholder’s Equity (Continued)
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
Conversion Rights — Holders of the Series A have the right to convert the Series A at the option of the holder, at any time, into shares of common stock of the Company at the conversion rate of one preferred share for five shares of common stock. The conversion rate is subject to adjustment for changes in the company’s capital structure, which would otherwise have a dilutive effect on the conversion rate. As of June 30, 2005, all shares of Series A have been converted, 126,000 were converted during the year ended June 30, 2005.
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
Voting Rights — the holders of shares of Series A are entitled to voting rights equal to the number of shares of common stock to be issued upon conversion of the Series A.
Liquidation Preferences — In the event of liquidation or dissolution of the Company, the Series A stockholders are entitled to priority over common stockholders with respect to distribution of Company assets or payments to stockholders. The liquidation preference is equal to $6.25 per share compounded annually at 8% per share per year.
8. Major Customers and Foreign Sales
At June 30, 2006, the Company had three customers that individually accounted for 47%, 14% and 12% of accounts receivable. At June 30, 2005, the Company had three customers that individually accounted for 16%, 16% and 12% of accounts receivable.

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
8. Major Customers and Foreign Sales (Continued)
At June 30, 2006, the Company had a $503 receivable balance from one customer in Brazil, which represents 14% of the Company’s accounts receivable balance. There was a strike affecting the Ministry of Health of Brazil’s importation inspection process, which impacted the customer’s ability to make timely payments. However, as of July 31, 2006, the strike had ended and the Company had received payments totaling $467, bringing the customer’s receivable to within terms.
During the fiscal year ended June 30, 2006, revenues from three significant customers totaled $5,944 or 49% of net revenues. During the fiscal year ended June 30, 2005, revenues from two significant customers totaled $2,374 or 23% of net revenues. During the fiscal year ended June 30, 2004, revenues from two significant customers totaled $2,523 or 22% of net revenues.
Revenues from the BioArchive device and disposables totaled $7,024, $6,640 and $7,245 for the years ended June 30, 2006, 2005 and 2004.
If the relationship between the Company and these customers were altered, it could have a material impact on the Company’s financial position, cash flows or results of operations.
The Company had sales to customers outside the United States as follows for the years ended June 30:

	2006	2005	2004
Europe	$3,046	$1,708	$3,195
Asia	2,703	3,016	4,521
South America	1,394	1,394	655
Other	273	692	224

	$7,416	$6,810	$8,595

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
9. Income Taxes
The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate of 34% to income tax expense is as follows for the years ended June 30:

	2006	2005	2004
Statutory federal income tax benefit	($2,117)	($2,795)	($1,624)
Net operating loss with no tax benefit	2,117	2,795	1,624

Total federal income tax	$—	$—	$—

At June 30, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $62,199 and $17,595 respectively, that are available to offset future income. The federal and state loss carryforwards expire in various years between 2007 and 2026, and 2007 and 2016, respectively.
At June 30, 2006, the Company has research and experimentation credit carryforwards of approximately $659 for federal tax purposes that expire in various years between 2007 and 2026, and $603 for state income tax purposes that do not have an expiration date.
Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	June 30, 2006	June 30, 2005
Deferred tax assets:
Net operating loss carry-forwards	$22,193	$21,574
Income tax credits	1,085	754
Deferred revenue	1,055	206
Capitalized research costs	486	538
Other	1,011	566

Total deferred taxes	25,830	23,638
Valuation allowance	(25,830)	(23,638)

Net deferred taxes	$—	$—

The valuation allowance increased by approximately $2,192, $2,560 and $2,500 in 2006, 2005 and 2004, respectively. Approximately $1,647 of the valuation allowance at June 30, 2006 is related to the benefits of stock option deductions, which will be credited to paid-in capital when realized.
Because of the “change of ownership” provisions of the Tax Reform Act of 1986, a portion of the Company’s federal net operating loss and credit carryovers may be subject to an annual limitation regarding their utilization against taxable income in future periods.

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
10. Employee Retirement Plan
The Company sponsors an Employee Retirement Plan, generally available to all employees, in accordance with Section 401(k) of the Internal Revenue Code. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees’ contributions. No Company contributions have been made to the Plan as of June 30, 2006.
11. Unaudited Quarterly Financial Data
The following tables provide quarterly data for fiscal years ended June 30, 2006 and 2005.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	September 30,	December 31,	March 31,	June 30,
	2005	2005	2006	2006

Net revenues	$2,116	$3,127	$3,248	$3,557
Gross Margin	$587	$1,122	$1,316	$1,318
Net loss	($2,016)	($1,752)	($892)	($1,482)

Per share data:
Basic and diluted net loss per common share	($0.04)	($0.04)	($0.02)	($0.03)

Shares used in computing per share data	45,917,502	45,965,859	51,584,192	54,867,737

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
11. Unaudited Quarterly Financial Data (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	September	December 31,	March 31,	June 30,
	30, 2004	2004	2005	2005
Net revenues	$2,397	$2,954	$1,727	$3,099
Gross Margin	780	950	454	904
Net loss	($1,879)	($1,841)	($2,117)	($2,383)

Per share data:

Basic and diluted net loss per common share	($0.04)	($0.04)	($0.05)	($0.05)

Shares used in computing per share data	44,923,844	45,100,050	45,824,946	45,859,348

12. Unaudited Subsequent Event
In July 2006, the Company entered into a Product Development and Supply Agreement with Biomet. Under the development phase of this agreement, Biomet will pay the Company $1,100 in milestone payments to develop a fibrinogen concentration kit containing the Company’s CryoSeal II kit. The Company will grant intellectual property license rights to Biomet and its affiliates to manufacture, use and sell the product for use in surgical hemostats, graft delivery systems and surgeries. The Company has the right of first offer to manufacture the product; and if the Company does not manufacture the product, Biomet will pay a royalty. The agreement has a term of 5 years.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Principal Executive Officer along with the Company’s Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the Company’s fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Principal Executive Officer along with the Company’s Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we fill or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2006.
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
The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, which appears on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of ThermoGenesis Corp.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that ThermoGenesis Corp. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ThermoGenesis’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that ThermoGenesis Corp. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ThermoGenesis Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of ThermoGenesis Corp. as of June 30, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006 of ThermoGenesis Corp. Our audits also included the financial statement schedule listed in the Index of Item 15.(a)(2). Our report dated September 5, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Sacramento, California
September 5, 2006

Changes In Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect it’s internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report on Form 10-K.
(a)(2) Financial Statement Schedules

Schedule II, Valuation and Qualifying Accounts	64
All other financial statement schedules have been omitted because they are not required or not applicable.
(b) Exhibits
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on the next page, which are incorporated herein by this reference.

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

(b) Executive Development and Distribution Agreement between ThermoGenesis Corp. and Daido Hoxan Inc. (5)

(c) License Agreement with Pall/Medsep Corporation (6)

(d) Distribution Agreement with Dideco S.p.A. (7)

(e) Employment Agreement for Philip H. Coelho (8)

(f) Employment Agreement for Kevin Simpson (9)

(g) Employment Agreement for Matthew Plavan (10)

(h) Securities Purchase Agreement dated March 10, 2004 (form) (11)

(i) Amended 2002 Independent Directors Equity Incentive Plan (12)

(j) Distribution and License Agreement with Asahi Kasei Medical Co., Ltd. (13)

(k) Supply Agreement with Cell Factors Technology, Inc. (14)

(l) International Distribution Agreement with Amersham Biosciences AB (15)

(m) OEM Supply Agreement with Medtronic, Inc. (16)

(n) Employment Agreement with Dennis Marr (17)

(o) Product Development and Supply Agreement with Biomet Biologics (18)

(p) Employment Agreement with John Chapman

14	Amended and Restated Code of Ethics (19)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibit Index

(1)	Incorporated by reference to ThermoGenesis’ proxy statement for the Special Meeting hold on December 5, 2005.

(2)	Incorporated by reference to Form 10-KSB for the year ended June 30, 1994.

(3)	Incorporated by reference to Form 8-K dated April 5, 2002.

(4)	Incorporated by reference to Form 8-K dated September 27, 1995.

(5)	Incorporated by reference to Form 8-K dated March 27, 1997.

(6)	Incorporated by reference to Form 8-K dated March 27, 1997.

(7)	Incorporated by reference to Form 8-K for February 26, 1998.

(8)	Incorporated by reference to Form 10-K for the year ended June 30, 2002.

(9)	Incorporated by reference to Form 10-Q for quarter ended December 31, 2002.

(10)	Incorporated by reference from Form 8-K dated May 5, 2005.

(11)	Incorporated by reference to Form 8-K dated March 10, 2004.

(12)	Incorporated by reference to Form 8-K dated December 15, 2004.

(13)	Incorporated by reference to Form 8-K dated March 28, 2005.

(14)	Incorporated by reference to Form 8-K dated March 29, 2005.

(15)	Incorporated by reference from Form 8-K dated October 13, 2005.

(16)	Incorporated by reference from Form 8-K dated November 4, 2005.

(17)	Incorporated by reference from Form 8-K dated January 17, 2006.

(18)	Incorporated by reference from Form 8-K dated August 3, 2006.

(19)	Incorporated by reference to ThermoGenesis’ proxy statement for the Annual Meeting held on

October 28, 2005.

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

ThermoGenesis Corp.
Date: September 5, 2006	By:	/s/ PHILIP H. COELHO
Philip H. Coelho, Chairman & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PHILIP H. COELHO	Date: September 5, 2006

Philip H. Coelho, Chief Executive
Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ MATTHEW T. PLAVAN	Dated: September 5, 2006

Matthew T. Plavan, Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ KEVIN M. SIMPSON	Dated: September 5, 2006

Kevin M. Simpson, President/COO
and Director

By:	/s/ GEORGE BARRY	Dated: September 5, 2006

George Barry, Director

By:	/s/ HUBERT HUCKEL	Dated: September 5, 2006

Hubert Huckel, Director

By:	/s/ PATRICK MCENANY	Dated: September 5, 2006

Patrick McEnany, Director

By:	/s/ WOODROW A. MYERS	Dated: September 5, 2006

Woodrow Myers, Director

SCHEDULE II
ThermoGenesis Corp.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions	period
For the year ended June 30, 2006
Allowance for doubtful accounts:	$41	—	—	$24	$17
Reserve for slow moving, obsolete or unusable inventory:	$632	$212	—	$70	$774
For the year ended June 30, 2005
Allowance for doubtful accounts:	$61	$9	—	$29	$41
Reserve for slow moving, obsolete or unusable inventory:	$502	$169	—	$39	$632
For the year ended June 30, 2004
Allowance for doubtful accounts:	$80	—	—	$19	$61
Reserve for slow moving, obsolete or unusable inventory:	$392	$190	—	$80	$502