Form 10-Q
period 2006-09-30
THERMOGENESIS CORP
filed 2006-11-08
CIK 811212

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2006.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition from                      to                     .
Commission File Number: 333-82900
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes             ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006

Common stock, $.001 par value	54,940,675

ThermoGenesis Corp.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ThermoGenesis Corp.
Condensed Balance Sheets (Unaudited)

	September 30,	June 30,
(in thousands, except share and per share amounts)	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,675	$3,527
Short-term investments	31,697	35,472
Accounts receivable, net of allowance for doubtful accounts of $33 ($17 at June 30, 2006)	3,349	3,773
Inventories	3,231	2,792
Other current assets	418	462

Total current assets	45,370	46,026

Equipment at cost less accumulated depreciation of $3,133 ($3,024 at June 30, 2006)	1,446	1,489
Other assets	96	88

	$46,912	$47,603

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,918	$1,931
Accrued payroll and related expenses	301	417
Deferred revenue	698	718
Other current liabilities	916	618

Total current liabilities	3,833	3,684

Deferred revenue	1,753	1,921
Long-term portion of capital lease obligations and note payable	22	26

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 54,934,175 issued and outstanding (54,882,952 at June 30, 2006)	55	55

Paid in capital in excess of par	116,197	115,769
Accumulated deficit	(74,948)	(73,852)

Total stockholders’ equity	41,304	41,972

	$46,912	$47,603

See accompanying notes to financial statements.

ThermoGenesis Corp.
Condensed Statements of Operations (Unaudited)

	Three Months Ended
	September 30,
(in thousands, except share and per share amounts)	2006	2005
Product and other revenues	$3,819	$2,086
Milestone payments and license fees	486	30

Net revenues	4,305	2,116

Cost of product and other revenues	2,529	1,529
Cost of milestone payments and license fees	64	—

Cost of revenues	2,593	1,529

Gross profit	1,712	587

Expenses:

Selling, general and administrative	2,312	1,584

Research and development	962	1,073

Total operating expenses	3,274	2,657

Interest and other income, net	466	54

Net loss	($1,096)	($2,016)

Per share data:

Basic and diluted net loss per common share	($0.02)	($0.04)

Shares used in computing per share data	54,903,767	45,917,502

See accompanying notes to financial statements.

ThermoGenesis Corp.
Condensed Statements of Cash Flows (Unaudited)
Three Months Ended September 30, 2006 and 2005

(in thousands)	2006	2005
Cash flows from operating activities:
Net loss	($1,096)	($2,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111	93
Stock based compensation expense	342	231
Amortization of premium on short-term investments	(377)	—
Net change in operating assets and liabilities:
Accounts receivable	424	692
Inventories	(455)	186
Other current assets	44	102
Other assets	(8)	—
Accounts payable	(13)	(624)
Accrued payroll and related expenses	(116)	(99)
Deferred revenue	(188)	(30)
Other current liabilities	298	(77)

Net cash used in operating activities	(1,034)	(1,542)

Cash flows from investing activities:
Capital expenditures	(52)	(40)
Purchase of short-term investments	(7,848)	—
Maturities of short-term investments	12,000	—

Net cash provided by (used in) investing activities	4,100	(40)

Cash flows from financing activities:
Payments on capital lease obligations and note payable	(4)	(36)
Exercise of stock options and warrants	86	171

Net cash provided by financing activities	82	135

Net increase (decrease) in cash and cash equivalents	3,148	(1,447)

Cash and cash equivalents at beginning of period	3,527	9,568

Cash and cash equivalents at end of period	$6,675	$8,121

Supplemental non-cash flow information:
Equipment acquired by capital lease	—	$106

Transfer of inventory to equipment	$36	$22

Transfer of equipment to inventory	$20	$63

See accompanying notes to financial statements

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited)
1. Summary of Significant Accounting Policies
Interim Reporting
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on ThermoGenesis Corp’s (the “Company”) net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
The balance sheet at June 30, 2006, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
Revenue Recognition
The Company recognizes revenue including multiple element arrangements, in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 00-21, Revenue Agreements with Multiple Deliverables. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement’s revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based on vendor specific objective evidence or third party evidence of fair value as appropriate. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is the Company’s estimate of the fair value of the delivered element. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued at the time of revenue recognition. The Company accounts for training and installation as a separate element of a multiple element arrangement. The Company therefore recognizes the fair value of training and installation services upon their completion when the Company is obligated to perform such services. For licensing agreements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective license. For license agreements that require no continuing performance on the Company’s part, license fee revenue is recognized immediately upon grant of the license.
Milestone payments the Company receives under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process, and when collectability is reasonably assured. Milestone payments are triggered by the results of the Company’s development efforts. Accordingly, the milestone payments are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of a milestone event, which may include acceptance by the counterparty, the Company has no future performance obligations related to that milestone as the milestone payments received by the Company are nonrefundable. The direct costs, primarily labor, of product development contracts are deferred until the development revenue is recognized.

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited) (Continued)
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
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which consist of stock options, warrants and common stock restricted awards that were not included in diluted net loss per common share were 2,953,633 and 2,883,816 as of September 30, 2006 and 2005.

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited) (Continued)
1. Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements
In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”) to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 will become effective for the Company in its fiscal year ending June 30, 2007. We are currently evaluating the impact of the provisions of SAB No. 108 on our financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS No. 157 on our financial statements.
2. Short-term Investments
Short-term investments consisted of the following at September 30, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2006
U.S. government and agency securities	$31,697	$10	($9)	$31,698
The aggregate amount of unrealized losses and fair value of U.S. government and agency securities, which are not deemed to be other-than-temporarily impaired and less than twelve months, are $9 and $7,955 respectively. The unrealized loss on these investments are temporary, as the duration of the decline in the value of the investments has been short; the extent of the decline, both in dollars and percentage of cost is not considered significant; and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is recovered.

	Amortized	Estimated
	Cost	Fair Value
Maturity Date:
Less than 90 days	$23,789	$23,798
Due in 91-365 days	7,908	7,900

	$31,697	$31,698

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited) (Continued)
3. Inventories
Inventories consisted of the following at:

(in thousands)	September 30, 2006	June 30, 2006
Raw materials	$1,983	$1,603
Work in process	1,385	1,433
Finished goods	641	530
Reserve	(778)	(774)

	$3,231	$2,792

Included in the Company’s inventory reserve at September 30, 2006 and June 30, 2006 were $464 and $459, respectively, related to CryoSeal® FS System inventory products, which is based on inventory levels in excess of forecasted demand for the product. The remainder of the reserve relates to certain BioArchive® System and ThermoLine™ inventory which have been identified as slow-moving or potentially obsolete.
4. Commitments and Contingencies
Warranty
The Company offers a one-year warranty for parts only on all of its non-disposable products. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s product liability during the period are as follows:

(in thousands)
July 1, 2006 balance	$74
Warranties issued during the period	47
Settlements made during the period	(7)
Changes in liability for pre-existing warranties during the period, including expirations	(24)

Balance at September 30, 2006	$90

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited) (Continued)
5. Stockholder’s Equity
Stock Based Compensation
Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal year 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As a result, a non-cash charge of $339,000 and $195,000 was charged to compensation expense during the first quarter of fiscal 2007 and 2006, respectively.
The following is a summary of option activity for the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(in thousands, except shares,	Number of	Exercise	Contractual	Intrinsic
share price and term)	Shares	Price	Life	Value

Outstanding at June 30, 2006	2,539,321	$2.72	3.34	$3,737

Granted	45,000	$3.95
Forfeited or Expired	(3,550)	$3.85
Exercised	(40,000)	$2.18

Outstanding at September 30, 2006	2,540,771	$2.75	3.2	$3,131

Vested and Expected to Vest at September 30, 2006	2,507,615	$2.74	3.2	$3,109

Exercisable at September 30, 2006	1,856,864	$2.46	2.9	$2,745

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2,034,574 options that were in-the-money at September 30, 2006.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three Months Ended September 30, 2006 and 2005
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company’s actual results and could cause actual results for fiscal year 2007, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, the risks associated with initiating manufacturing for new products, and the risk factors listed from time to time in the Company’s Securities and Exchange Commission (“SEC”) reports, including, in particular, the factors and discussion in the Company’s Form 10-K for its last fiscal year.
Introduction
The Company designs and manufactures medical devices and disposables for the distributed manufacturing of “personalized” cell therapy and surgical wound care products such as units of umbilical cord blood stem cells, fibrin sealant and thrombin. These products typically originate from the blood or tissue of the patient or a single human leukocyte antigen (“HLA”) typed and pathogen screened placenta or living donor. Cell therapy and surgical wound care products are broad, rapidly growing fields of medicine that involves the collection, purification, manipulation and administration of somatic stem cells, wound healing proteins or growth factors to treat malignant or genetic blood diseases or wounds incurred during surgery, tailored to individual patients. This methodology of personalized treatment is considerably different than practices with generic conventional pharmaceutical drugs. Pharmaceutical drugs are produced in large quantities and are effective on most patients with similar underlying medical conditions. Additionally, these drugs typically consist of inert materials that can be stored in medicine cabinets at room temperature. In contrast, “personalized” cell therapy and surgical wound care products are manufactured one at a time, are intended for a single patient and require extremely low storage temperatures (-196°C in some cases) in order to preserve the cells, blood proteins or growth factors.
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
for the Three Months Ended September 30, 2006 and 2005 (Continued)
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
The Company’s BioArchive and AXP products and intellectual property are designed to ensure that the therapeutic cells are fully functional at time of transplant, which may be months or years after production and storage. We believe that the Company’s products, contain substantial advantages over other products and practices in enabling the precision manufacturing of cell therapy and surgical wound care products in a safe sterile environment which will reduce the loss of cells and loss of cell viability at each step of the process from collection to administration.
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
The Company completed development of the AXP System in fiscal 2006, and initiated a Master File of the product with the Food and Drug Administration (“FDA”). The AXP System is an innovative product which semi-automates the isolation and concentration of hematopoietic stem cells from cord blood into a fixed 20 ml volume in a functionally closed sterile environment. It includes a compact battery powered device and a proprietary disposable bag set. The AXP System replaces the current clinical process which is typically an 18-step manual method over a ninety (90) minute period with a semi-automated process requiring only thirty (30) minutes. The manual process requires the introduction of sedimentation agents or density gradient media into the cord blood and requires a clean room along with trained technicians to accomplish. The AXP System completes its processing without these agents or media with a higher cell recovery rate in a functionally closed bag set in thirty (30) minutes. Included in the set is a 25 ml freezing bag which can be archived in the BioArchive System.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three Months Ended September 30, 2006 and 2005 (Continued)
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
The Company completed a 150 patient blinded, randomized multi-center U.S. clinical trial for the CryoSeal System and sales in the U.S. are pending the required FDA approval following our Premarket Approval (“PMA”), submitted December 28, 2005. The study reached its primary end point, which was to demonstrate equivalency (i.e. that results obtained using the CryoSeal FS System were “non-inferior” to results achieved with the control). The data in fact demonstrated that patients treated with CryoSeal FS showed “superiority” (statistically significant quicker time to hemostasis) versus the control group. The Company has received CE Mark approval for the system enabling its sale and use in Europe, however sales into individual countries under cost reimbursement structures often require the existence of supporting clinical usage within the individual country. We have, through our distribution partners in Europe, initiated more aggressive marketing including a number of clinical trials. In Japan, our distributor, Asahi, has completed enrollment in their pivotal clinical trial and filed their PMA equivalent in March 2005 with approval expected in first half of calendar 2007.
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
for the Three Months Ended September 30, 2006 and 2005 (Continued)
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
for the Three Months Ended September 30, 2006 and 2005 (Continued)
Introduction (Continued)
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
Stock-Based Compensation:
The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Shared-Based Payments (“FAS 123(R)”). Under FAS 123(R), compensation cost is calculated on the date of the grant using the Black Scholes-Merton option-pricing formula. The compensation expense is then amortized over the vesting period. The Company uses the Black-Scholes-Merton option-pricing formula in determining the fair value of the Company’s options at the grant date and applies judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option. The Company’s estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to record additional compensation or income tax expense, which could have a material impact on the Company’s financial position and results of operations.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three Months Ended September 30, 2006 and 2005 (Continued)
Critical Accounting Policies (Continued)
Revenue Recognition:
The Company recognizes revenue including multiple element arrangements, in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 00-21, Revenue Agreements with Multiple Deliverables. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement’s revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based on vendor specific objective evidence or third party evidence of fair value as appropriate. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is the Company’s estimate of the fair value of the delivered element. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued at the time of revenue recognition. The Company accounts for training and installation as a separate element of a multiple element arrangement. The Company therefore recognizes the fair value of training and installation services upon their completion when the Company is obligated to perform such services. For licensing agreements pursuant to which the Company receives up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, the Company defers the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective license. For license agreements that require no continuing performance on the Company’s part, license fee revenue is recognized immediately upon grant of the license.
Milestone payments the Company receives under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process, and when collectability is reasonably assured. Milestone payments are triggered by the results of the Company’s development efforts. Accordingly, the milestone payments are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of a milestone event, which may include acceptance by the counterparty, the Company has no future performance obligations related to that milestone as the milestone payments received by the Company are nonrefundable. The direct costs, primarily labor, of product development contracts are deferred until the development revenue is recognized.
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

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three Months Ended September 30, 2006 and 2005 (Continued)
Critical Accounting Policies (Continued)
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
Results of Operations
Results of Operations for the Three Months Ended September 30, 2006 as Compared to the Three Months Ended September 30, 2005
Net Revenues:
Revenues for the three months ended September 30, 2006 were $4,305,000, compared to $2,116,000 for the three months ended September 30, 2005, an increase of $2,189,000 or 103%. Cell Therapy revenues were $3,198,000 for the three months ended September 30, 2006, compared to $1,454,000 for the corresponding fiscal 2006 period, an increase of $1,744,000 or 120%. The increase in revenues was primarily due to sales of seven BioArchives during the first quarter of fiscal 2007, compared to three sold during the first quarter of fiscal 2006. The AXP product line revenues were $493,000 of Cell Therapy revenues for the quarter ended September 30, 2006, as compared to zero for the corresponding period of the prior year. Sales of Cell Therapy spare parts were $320,000 for the first quarter of fiscal 2007, an increase of $311,000. Cell Therapy revenues also increased due to the amortization of the distribution and license fees paid by GE Healthcare in accordance with the International Distribution Agreement. Included in the Cell Therapy revenues noted was $787,000 generated from the sales of BioArchive disposables for the quarter ended September 30, 2006, an increase of $113,000 or 17%.
The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	September 30
	2006	2005
United States	29	24
Asia	52	46
Europe	36	26
Rest of World	25	21

	142	117

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three Months Ended September 30, 2006 and 2005 (Continued)
Results of Operations (Continued)
Surgical Wound Care revenues were $639,000 for the quarter ended September 30, 2006, compared to $150,000 for the quarter ended September 30, 2005. The increase is primarily due to $300,000 in development milestone payments, the sale of three CryoSeal devices during the quarter ended September 30, 2006, versus none during the quarter ended September 30, 2005 and an increase in sales of the TPD and CryoSeal processing disposable.
The revenue increases noted above were offset by a decrease in revenues of $44,000 from our legacy product line, the ThermoLine.
Cost of Revenues:
Total cost of revenues as a percent of revenues was 60% for the three months ended September 30, 2006, as compared to 72% for the corresponding fiscal 2006 period. The improvement in gross margin is due to the increase in volume of Cell Therapy devices, both BioArchive and AXP and the increase in revenues from licenses, milestone payments and royalties.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $2,312,000 for the three months ended September 30, 2006, compared to $1,584,000 for the fiscal 2006 period, an increase of $728,000 or 46%. The increase is primarily due to recruiting expenses associated with the hiring of sales and marketing personnel for the Surgical Wound Care product line and initiating searches for senior management of Cell Therapy and general operations. Also, there was an increase in stock compensation expense due to options granted and vested during the quarter.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses for the three months ended September 30, 2006, were $962,000 compared to $1,073,000 for the corresponding fiscal 2006 period, a decrease of $111,000 or 10%. The decrease is primarily due to a reduction in the costs associated with the design and development services for the AXP System, which was launched during fiscal 2006 and a decrease in clinical trial costs related to the completed CryoSeal FS human clinical trial.
Liquidity and Capital Resources
At September 30, 2006, the Company had cash and short-term investments of $38,372,000 and working capital of $41,537,000. This compares to cash and short-term investments of $38,999,000 and working capital of $42,342,000 at June 30, 2006. The cash was used to fund operations and other cash needs of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $106 million, net of expenses, through common and preferred stock financings and option and warrant exercises. As of September 30, 2006, the Company has no off-balance sheet arrangements.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three Months Ended September 30, 2006 and 2005 (Continued)
Liquidity and Capital Resources (Continued)
Net cash used in operating activities for the quarter ended September 30, 2006 was $1,034,000, primarily due to the net loss of $1,096,000, offset by depreciation and stock based compensation expense of $111,000 and $342,000, respectively. Accounts receivable generated $424,000 of cash as a result of the timing of sales and payments from customers. Inventories utilized $455,000 of cash as a result of increasing our inventories to support our anticipated revenue growth.
We believe that our currently available cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.
Backlog
The Company’s cancelable backlog at September 30, 2006 was $844,000.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
All sales, domestic and foreign, are made in U.S. dollars and therefore material fluctuations in foreign currency rates are believed to have no impact on the Company’s net revenues. The Company has no long-term investments or long-term debt, other than a capital lease, and therefore is not subject to interest rate risk. Management does not believe that inflation has had or will have a significant impact on the Company’s results of operations. The Company is not exposed to any market risk involving activities in derivative commodity instruments.
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II — OTHER INFORMATION
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

ThermoGenesis Corp.
(Registrant)

Dated: November 7, 2006	/s/ Philip H. Coelho Philip H. Coelho
Chief Executive Office
(Principal Executive Officer)

/s/ Matthew T. Plavan

Matthew T. Plavan
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Exhibit Index
Exhibit:
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes