Form 10-Q
period 2006-12-31
THERMOGENESIS CORP
filed 2007-02-09
CIK 811212

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2006.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes          ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 24, 2007

Common stock, $.001 par value	55,240,675

ThermoGenesis Corp.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ThermoGenesis Corp.
Condensed Balance Sheets (Unaudited)

	December 31,	June 30,
(in thousands, except share and per share amounts)	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$11,225	$3,527
Short-term investments	22,703	35,472
Accounts receivable, net of allowance for doubtful accounts of $33 ($17 at June 30, 2006)	3,397	3,773
Inventories	4,287	2,792
Other current assets	324	462

Total current assets	41,936	46,026

Equipment at cost less accumulated depreciation of $3,250 ($3,024 at June 30, 2006)	1,473	1,489
Investments	2,992	—
Other assets	103	88

	$46,504	$47,603

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,549	$1,931
Accrued payroll and related expenses	491	417
Deferred revenue	681	718
Other current liabilities	727	618

Total current liabilities	4,448	3,684

Deferred revenue	1,585	1,921
Long-term portion of capital lease obligations and note payable	15	26

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 55,240,675 issued and outstanding (54,882,952 at June 30, 2006)	55	55
Paid in capital in excess of par	117,379	115,769
Accumulated deficit	(76,978)	(73,852)

Total stockholders’ equity	40,456	41,972

	$46,504	$47,603

See accompanying notes to financial statements.

ThermoGenesis Corp.
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except share and per share amounts)	2006	2005	2006	2005
Product and other revenues	$3,281	$2,968	$7,100	$5,054
Milestone payments and license fees	435	159	921	189

Net revenues	3,716	3,127	8,021	5,243

Cost of product and other revenues	2,866	2,005	5,395	3,534
Cost of milestone payments and license fees	61	—	125	—

Cost of revenues	2,927	2,005	5,520	3,534

Gross profit	789	1,122	2,501	1,709

Expenses:

Selling, general and administrative	2,300	1,746	4,612	3,330

Research and development	973	1,177	1,935	2,250

Total operating expenses	3,273	2,923	6,547	5,580

Interest and other income, net	454	49	920	103

Net loss	($2,030)	($1,752)	($3,126)	($3,768)

Per share data:

Basic and diluted net loss per common share	($0.04)	($0.04)	($0.06)	($0.08)

Shares used in computing per share data	55,140,675	45,965,859	55,022,221	45,941,680

See accompanying notes to financial statements.

ThermoGenesis Corp.
Condensed Statements of Cash Flows (Unaudited)
Six Months Ended December 31, 2006 and 2005

(in thousands)	2006	2005
Cash flows from operating activities:
Net loss	($3,126)	($3,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228	176
Stock based compensation expense	582	588
Accretion of discount on short-term investments	(690)	—
Net change in operating assets and liabilities:
Accounts receivable	376	(50)
Inventories	(1,542)	611
Other current assets	138	(115)
Other assets	(15)	—
Accounts payable	618	(262)
Accrued payroll and related expenses	74	36
Deferred revenue	(373)	382
Other current liabilities	109	(146)

Net cash used in operating activities	(3,621)	(2,548)

Cash flows from investing activities:
Capital expenditures	(165)	(115)
Purchase of investments	(25,533)	—
Maturities of investments	36,000	—

Net cash provided by (used in) investing activities	10,302	(115)

Cash flows from financing activities:
Payments on capital lease obligations and note payable	(11)	(79)
Exercise of stock options and warrants	1,028	335

Net cash provided by financing activities	1,017	256

Net increase (decrease) in cash and cash equivalents	7,698	(2,407)

Cash and cash equivalents at beginning of period	3,527	9,568

Cash and cash equivalents at end of period	$11,225	$7,161

Supplemental non-cash flow information:
Equipment acquired by capital lease	—	$106

Transfer of inventory to equipment	$67	$77

Transfer of equipment to inventory	$20	$63

See accompanying notes to financial statements

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited)
1. Summary of Significant Accounting Policies
Interim Reporting
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on ThermoGenesis Corp’s (the “Company”) net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
The balance sheet at June 30, 2006, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
Revenue Recognition
The Company recognizes revenue including multiple element arrangements, in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 00-21, Revenue Agreements with Multiple Deliverables. Revenues from the sale of the Company’s products are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured. The Company generally ships products F.O.B. shipping point at its office. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.
The Company’s foreign sales are generally through distributors. There is no right of return provided for distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue primarily on the sell-in method with its distributors.

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
Milestone payments the Company receives under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process, and when collectibility is reasonably assured. Milestone payments are triggered by the results of the Company’s development efforts. Accordingly, the milestone payments are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of a milestone event, which may include acceptance by the counterparty, the Company has no future performance obligations related to that milestone as the milestone payments received by the Company are nonrefundable. The direct costs, primarily labor, of product development contracts are deferred until the development revenue is recognized.
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
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which consist of stock options, warrants and common stock restricted awards that were not included in diluted net loss per common share were 2,647,133 and 2,947,068 as of December 31, 2006 and 2005.

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
2. Investments
Investments consisted of the following at December 31, 2006:

(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2006
U.S. government and agency securities	$25,695	$1	($13)	$25,683
The aggregate amount of unrealized losses and fair value of U.S. government and agency securities, which are not deemed to be other-than-temporarily impaired and have been in a continuous unrealized loss position for less than 12 months, are $13 and $15,835 respectively. The unrealized loss on these investments are temporary, as the duration of the decline in the value of the investments has been short; the extent of the decline, both in dollars and percentage of cost is not considered significant; and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is recovered.

	Amortized	Estimated
	Cost	Fair Value
Maturity Date:
Less than 90 days	$12,906	$12,904
Due in 91-365 days	9,797	9,797
Due in 1-3 years	2,992	2,982

	$25,695	$25,683

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited) (Continued)
3. Inventories
Inventories consisted of the following at:

(in thousands)
	December 31, 2006	June 30, 2006
Raw materials	$2,156	$1,603
Work in process	1,480	1,433
Finished goods	1,464	530
Reserve	(813)	(774)

	$4,287	$2,792

Included in the Company’s inventory reserve at December 31, 2006 and June 30, 2006 were $517 and $459, respectively, related to CryoSeal® FS System inventory products, which is based on inventory levels in excess of forecasted demand for the product. The remainder of the reserve relates to certain BioArchive® System and ThermoLine™ inventory which have been identified as slow-moving or potentially obsolete.
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
Changes in the Company’s product liability during the period are as follows:

(in thousands)
July 1, 2006 balance	$74
Warranties issued during the period	68
Settlements made during the period	(109)
Changes in liability for pre-existing warranties during the period, including expirations	103

Balance at December 31, 2006	$136

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited) (Continued)
5. Stockholder’s Equity
Stock Based Compensation
Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal year 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As a result, a non-cash charge of $229 and $568 was charged to compensation expense for the three and six months ended December 31, 2006 and $341 and $536 for the three and six months ended December 31, 2005.
The following is a summary of option activity for the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(in thousands, except shares, share	Number of	Exercise	Contractual	Intrinsic
price and term)	Shares	Price	Life	Value

Outstanding at June 30, 2006	2,539,321	$2.72	3.34	$3,737

Granted	45,000	$3.95
Forfeited or Expired	(3,550)	$3.85
Exercised	(46,500)	$2.35

Outstanding at December 31, 2006	2,534,271	$2.74	3.0	$4,094

Vested and Expected to Vest at December 31, 2006	2,512,575	$2.73	2.9	$4,087

Exercisable at December 31, 2006	1,867,374	$2.48	2.7	$3,502

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2,336,771 options that were in-the-money at December 31, 2006. During the six months ended December 31, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $83 and $23, respectively, determined as of the date of option exercise.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three and Six Months Ended December 31, 2006 and 2005
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
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
for the Three and Six Months Ended December 31, 2006 and 2005 (Continued)
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
The Company’s BioArchive and AXP products and intellectual property are designed to ensure that the therapeutic cells are fully functional at time of transplant, which may be months or years after production and storage. We believe that the Company’s products contain substantial advantages over other products and practices in enabling the precision manufacturing of cell therapy and surgical wound care products in a safe sterile environment which will reduce the loss of cells and loss of cell viability at each step of the process from collection to administration.
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
The Company completed development of the AXP System in fiscal 2006, initiated a Master File of the product with the Food and Drug Administration (“FDA”) in October 2005 and submitted a 510(K) Pre-market notification application to the FDA in February 2007. The AXP System is an innovative product which semi-automates the isolation and concentration of hematopoietic stem cells from cord blood into a fixed 20 ml volume in a functionally closed sterile environment. It includes a compact battery powered device and a proprietary disposable bag set. The AXP System replaces the current clinical process which is typically an 18-step manual method over a ninety (90) minute period with a semi-automated process requiring only thirty (30) minutes. The manual process requires the introduction of sedimentation agents or density gradient media into the cord blood and requires a clean room along with trained technicians to accomplish. The AXP System completes its processing without these agents or media with a higher cell recovery rate in a functionally closed bag set in thirty (30) minutes. Included in the set is a 25 ml freezing bag which can be archived in the BioArchive System.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three and Six Months Ended December 31, 2006 and 2005 (Continued)
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
Surgical Wound Care
The CryoSeal System produces a second-generation surgical sealant which harvests the two interactive protein component solutions of a fibrin sealant: (1) the wound healing proteins of fibrinogen, fibronectin, Factor VIII, von Willebrands Factor and Factor XIII and (2) the activating enzyme thrombin from the patient’s own blood. When combined at the bleeding wound site, the two components form an adhesive gel that stops bleeding and bonds tissue. This advanced surgical sealant may be manufactured in either hospitals or blood centers and competes with conventional fibrin sealants, sourced from “pools” of plasma purchased from up to ten thousand individuals.
The Company completed a 150 patient blinded, randomized multi-center U.S. clinical trial for the CryoSeal System and sales in the U.S. are pending the required FDA approval following our Premarket Approval (“PMA”), submitted December 28, 2005. The study reached its primary end point, which was to demonstrate equivalency (i.e. that results obtained using the CryoSeal FS System were “non-inferior” to results achieved with the control). The data in fact demonstrated that patients treated with CryoSeal FS showed “superiority” (statistically significant quicker time to hemostasis) versus the control group. The Company has received CE Mark approval for the system enabling its sale and use in Europe, however sales into individual countries under cost reimbursement structures often require the existence of supporting clinical usage within the individual country. We have, through our distribution partners in Europe, initiated more aggressive marketing including a number of clinical trials. In Japan, our distributor, Asahi, has completed enrollment in their pivotal clinical trial and filed their PMA equivalent in March 2005 with approval expected in the second half of calendar 2007.
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

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three and Six Months Ended December 31, 2006 and 2005 (Continued)
Introduction (Continued)
In our early history, our revenue was derived principally from the sale of our blood plasma freezers and thawers. With the launch of our BioArchive System in 1999, we realized revenue increases due to the sale of that equipment. The installed base of our medical devices is designed to drive increases in revenue due to the recurring sale of disposables. We anticipate similar revenue increases from disposable sales related to the CryoSeal System and AXP System when the installed base of units increases, however there is no assurance that this will occur. With our efforts increasingly directed at both the cell therapy and tissue therapy markets, and our re-evaluation of the strategic relevance of our ThermoLine business, we will continue to assess our internal resources needs and operational structure. As part of those efforts, and with additional products staging for market release, we plan to significantly increase our staffing levels in engineering, scientific research, sales and marketing and management during fiscal 2007 in an effort to accelerate product launches and product development, as we pursue increased revenue.
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
for the Three and Six Months Ended December 31, 2006 and 2005 (Continued)
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
Stock-Based Compensation:
The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Shared-Based Payments (“FAS 123(R)”). Under FAS 123(R), compensation cost is calculated on the date of the grant using the Black Scholes-Merton option-pricing formula. The compensation expense is then amortized over the vesting period. The Company uses the Black-Scholes-Merton option-pricing formula in determining the fair value of the Company’s options at the grant date and applies judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option. The Company’s estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to record additional compensation expense, which could have a material impact on the Company’s financial position and results of operations.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three and Six Months Ended December 31, 2006 and 2005 (Continued)
Critical Accounting Policies (Continued)
Revenue Recognition:
The Company recognizes revenue including multiple element arrangements, in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 00-21, Revenue Agreements with Multiple Deliverables. Revenues from the sale of the Company’s products are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured. The Company generally ships products F.O.B. shipping point at its office. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.
The Company’s foreign sales are generally through distributors. There is no right of return provided for distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue primarily on the sell-in method with its distributors.
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
Milestone payments the Company receives under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process, and when collectibility is reasonably assured. Milestone payments are triggered by the results of the Company’s development efforts. Accordingly, the milestone payments are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of a milestone event, which may include acceptance by the counterparty, the Company has no future performance obligations related to that milestone as the milestone payments received by the Company are nonrefundable. The direct costs, primarily labor, of product development contracts are deferred until the development revenue is recognized.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three and Six Months Ended December 31, 2006 and 2005 (Continued)
Critical Accounting Policies (Continued)
Revenue Recognition (Continued):
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

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three and Six Months Ended December 31, 2006 and 2005 (Continued)
Results of Operations
Results of Operations for the Three Months Ended December 31, 2006 as Compared to the Three Months Ended December 31, 2005
Net Revenues:
Revenues for the three months ended December 31, 2006 were $3,716,000, compared to $3,127,000 for the three months ended December 31, 2005, an increase of $589,000 or 19%. Cell Therapy revenues were $2,625,000 for the three months ended December 31, 2006, compared to $2,425,000 for the corresponding fiscal 2006 period, an increase of $200,000 or 8%. The increase in revenues was primarily due to sales of AXP devices and disposables. The AXP product line revenues were $643,000 of Cell Therapy revenues for the quarter ended December 31, 2006, as compared to zero for the corresponding period of the prior year. Sales of Cell Therapy spare parts were $209,000 for the second quarter of fiscal 2007, an increase of $153,000. Included in the Cell Therapy revenues noted was $950,000 generated from the sales of BioArchive disposables for the quarter ended December 31, 2006, an increase of $65,000 or 7%. Offsetting the Cell Therapy revenue increases noted was a decrease in the revenues from the sales of BioArchive devices. Three devices were sold in the quarter ended December 31, 2006 versus six in the comparable period of the prior year.
The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	December 31
	2006	2005
United States	30	26
Asia	53	46
Europe	37	28
Rest of World	25	23

	145	123

Surgical Wound Care revenues were $586,000 for the quarter ended December 31, 2006, compared to $230,000 for the quarter ended December 31, 2005. The increase is primarily due to $250,000 in development milestone payments and an increase in sales of the CP-3 and Clotalyst disposables.
Additionally, revenues from our legacy product line, the ThermoLine, increased $43,000 to $481,000 for the quarter ended December 31, 2006.
Cost of Revenues:
Total cost of revenues as a percent of revenues was 79% for the three months ended December 31, 2006, as compared to 64% for the corresponding fiscal 2006 period. The decrease in gross margin is partially due to an additional $500,000 of product testing and destruction of lots as part of quality assurance programs of the AXP bagset disposables. We believe that quality testing and focus on product improvement during initial product launch is an essential component to market acceptance, and anticipate continuing expenses due to such testing to be significantly reduced in future quarters. Additionally, higher warranty claims associated with our BioArchive and CryoSeal devices contributed to $127,000 of additional cost of revenues in the current quarter. These items were offset by the increase in revenues from milestone payments and license fees.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three and Six Months Ended December 31, 2006 and 2005 (Continued)
Results of Operations (Continued)
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $2,300,000 for the three months ended December 31, 2006, compared to $1,746,000 for the comparable fiscal 2006 period, an increase of $554,000 or 32%. The increase is primarily due to the salaries and recruiting expenses for the hiring of sales and marketing personnel for the Surgical Wound Care product line and initiating searches for senior management of Cell Therapy and general operations.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses for the three months ended December 31, 2006, were $973,000 compared to $1,177,000 for the corresponding fiscal 2006 period, a decrease of $204,000 or 17%. The decrease is primarily due to a reduction in the costs associated with the development of the AXP System, which was launched during fiscal 2006 and a decrease in clinical trial costs related to the completed CryoSeal FS human clinical trial.
Results of Operations for the Six Months Ended December 31, 2006 as Compared to the Six Months Ended December 31, 2005
Net Revenues:
Revenues for the six months ended December 31, 2006 were $8,021,000, compared to $5,243,000 for the six months ended December 31, 2005, an increase of $2,778,000 or 53%. Cell Therapy revenues were $5,820,000 for the six months ended December 31, 2006, compared to $3,871,000 for the corresponding fiscal 2006 period, an increase of $1,949,000 or 50%. The increase in revenues was primarily due to sales of AXP devices and disposables. The AXP product line revenues were $1,136,000 of Cell Therapy revenues for the six months ended December 31, 2006, as compared to zero for the corresponding period of the prior year. Sales of Cell Therapy spare parts were $529,000 for the first two quarters of fiscal 2007, an increase of $464,000. Cell Therapy revenues also increased due to the amortization of the distribution and license fees paid by GE Healthcare in accordance with the International Distribution Agreement. Revenues from the sales of BioArchive disposables increased $178,000 for the six months ended December 31, 2006.
Surgical Wound Care revenues were $1,216,000 for the six months ended December 31, 2006, compared to $380,000 for the six months ended December 31, 2005. The increase is primarily due to $550,000 in development milestone payments, the sale of four CryoSeal devices during the six months ended December 31, 2006, versus one during the six months ended December 31, 2005 and an increase in sales of CryoSeal disposables, specifically the TPD and CP-3.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three and Six Months Ended December 31, 2006 and 2005 (Continued)
Results of Operations (Continued)
Cost of Revenues:
Total cost of revenues as a percent of revenues was 69% for the six months ended December 31, 2006, as compared to 67% for the corresponding fiscal 2006 period. The slight decrease in gross margin is partially due to an additional $500,000 of product testing and destruction of lots as part of quality assurance programs of the AXP bagset disposables. Additionally, higher warranty claims associated with our BioArchive and CryoSeal devices during the second quarter contributed to $103,000 of additional cost of revenues. These items were offset by the increase in revenues from milestone payments and license fees.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $4,612,000 for the six months ended December 31, 2006, compared to $3,330,000 for the fiscal 2006 period, an increase of $1,282,000 or 38%. The increase is primarily due to the salaries and recruiting expenses for the hiring of sales and marketing personnel for the Surgical Wound Care product line and initiating searches for senior management of Cell Therapy and general operations.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses for the six months ended December 31, 2006, were $1,935,000 compared to $2,250,000 for the corresponding fiscal 2006 period, a decrease of $315,000 or 14%. The decrease is primarily due to a reduction in the costs associated with the design and development services for the AXP System, which was launched during fiscal 2006 and a decrease in clinical trial costs related to the completed CryoSeal FS human clinical trial.
Liquidity and Capital Resources
At December 31, 2006, the Company had cash and short-term investments of $33,928,000 and working capital of $37,488,000. This compares to cash and short-term investments of $38,999,000 and working capital of $42,342,000 at June 30, 2006. The cash was used to fund operations and other cash needs of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $107,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises. As of December 31, 2006, the Company has no off-balance sheet arrangements.
Net cash used in operating activities for the six months ended December 31, 2006 was $3,621,000, primarily due to the net loss of $3,126,000 which included the amortization of premium on short-term investments of $690,000, offset by depreciation and stock based compensation expense of $228,000 and $582,000, respectively. Inventories utilized $1,542,000 of cash as a result of increasing our inventories, primarily in BioArchive devices, to support our anticipated revenue growth. Accounts payable generated $618,000 of cash as a result of purchasing inventory for our anticipated revenue growth. Financing activities generated $1,017,000 of cash primarily due to the exercise of warrants.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three and Six Months Ended December 31, 2006 and 2005 (Continued)
Liquidity and Capital Resources (Continued)
We believe that our currently available cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.
Backlog
The Company’s cancelable backlog at December 31, 2006 was $2,632,000.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
All sales, domestic and foreign, are made in U.S. dollars and therefore material fluctuations in foreign currency rates are believed to have no impact on the Company’s net revenues. The Company has no long-term investments, other than one investment in the amount of approximately $2,992,000, with a 13 month maturity, or long-term debt, other than a capital lease, and therefore is not subject to interest rate risk. Management does not believe that inflation has had or will have a significant impact on the Company’s results of operations. The Company is not exposed to any market risk involving activities in derivative commodity instruments.
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
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

An Annual Meeting of Stockholders was held on December 11, 2006. The following matters were voted on:

Proposal 1: Election of five directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Proposal 2: Approval of the adoption of the 2006 Equity Incentive Plan.

Proposal 3: Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year; and

A summary of the voting for each proposal submitted is as follows:
Proposal #1

Election of Directors	For	Withhold
Philip H. Coelho	44,307,182	6,183,974
George J. Barry	43,696,090	6,795,066
Hubert E. Huckel, M.D.	44,264,329	6,226,827
Patrick McEnany	44,271,720	6,219,436
Woodrow A. Myers, M.D.	47,732,686	2,758,470
Proposal #2 Approve 2006 Equity Incentive Plan

For	Against	Abstain	Not Voted
18,189,161	14,494,738	187,781	17,619,476

PART II — OTHER INFORMATION (CONTINUED)
Proposal #3 Ratification of Auditors

For	Against	Abstain	Not Voted
48,827,894	1,398,071	205,191	60,000

Item 5.	Other Information.
None.

Item 6.	Exhibits:

	31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

ThermoGenesis Corp.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Corp. (Registrant)

Dated: February 8, 2007	/s/ Philip H. Coelho Philip H. Coelho Chief Executive Office (Principal Executive Officer)

/s/ Matthew T. Plavan Matthew T. Plavan Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.