Form 10-Q
period 2007-03-31
THERMOGENESIS CORP
filed 2007-05-10
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from to .
Commission File Number: 333-82900
ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2007
Common stock, $.001 par value	55,306,175

ThermoGenesis Corp.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ThermoGenesis Corp.
Condensed Balance Sheets (Unaudited)

	March 31,	June 30,
(in thousands, except share and per share amounts)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$9,582	$3,527
Short-term investments	25,184	35,472
Accounts receivable, net of allowance for doubtful accounts of $66 ($17 at June 30, 2006)	4,108	3,773
Inventories	4,635	2,792
Other current assets	379	462

Total current assets	43,888	46,026

Equipment at cost less accumulated depreciation of $3,147 ($3,024 at June 30, 2006)	1,529	1,489
Other assets	104	88

	$45,521	$47,603

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,146	$1,931
Accrued payroll and related expenses	324	417
Deferred revenue	721	718
Other current liabilities	938	618

Total current liabilities	4,129	3,684

Deferred revenue	1,816	1,921
Long-term portion of capital lease obligations and note payable	13	26

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 55,301,175 issued and outstanding (54,882,952 at June 30, 2006)	55	55
Paid in capital in excess of par	117,523	115,769
Accumulated deficit	(78,015)	(73,852)

Total stockholders’ equity	39,563	41,972

	$45,521	$47,603

See accompanying notes to financial statements.

ThermoGenesis Corp.
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except share and per share amounts)	2007	2006	2007	2006

Product and other revenues	$4,791	$3,063	$11,891	$8,117
Milestone payments and license fees	419	185	1,340	374

Net revenues	5,210	3,248	13,231	8,491

Cost of product and other revenues	3,346	1,932	8,741	5,466
Cost of milestone payments and license fees	92	—	217	—

Cost of revenues	3,438	1,932	8,958	5,466

Gross profit	1,772	1,316	4,273	3,025

Expenses:

Selling, general and administrative	2,201	1,771	6,813	5,101

Research and development	1,034	705	2,969	2,955

Total operating expenses	3,235	2,476	9,782	8,056

Interest and other income, net	426	268	1,346	370

Net loss	($1,037)	($892)	($4,163)	($4,661)

Per share data:

Basic and diluted net loss per common share	($0.02)	($0.02)	($0.08)	($0.10)

Shares used in computing per share data	55,266,175	51,584,192	55,103,539	47,822,518

See accompanying notes to financial statements.

ThermoGenesis Corp.
Condensed Statements of Cash Flows (Unaudited)
Nine Months Ended March 31, 2007 and 2006

(in thousands)	2007	2006

Cash flows from operating activities:
Net loss	($4,163)	($4,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347	277
Stock based compensation expense	614	831
Accretion of discount on short-term investments	(969)	—
Loss on sale of equipment	9	—
Net change in operating assets and liabilities:
Accounts receivable	(335)	(118)
Inventories	(1,911)	572
Other current assets	83	220
Other assets	(16)	—
Accounts payable	215	(723)
Accrued payroll and related expenses	(93)	(58)
Deferred revenue	(102)	2,306
Other current liabilities	320	17
Other liabilities	—	49

Net cash used in operating activities	(6,001)	(1,288)

Cash flows from investing activities:
Capital expenditures	(328)	(285)
Purchase of investments	(37,743)	(19,611)
Maturities of investments	49,000	—

Net cash provided by (used in) investing activities	10,929	(19,896)

Cash flows from financing activities:
Payments on capital lease obligations and note payable	(13)	(109)
Issuance of common stock	—	32,564
Exercise of stock options and warrants	1,140	335

Net cash provided by financing activities	1,127	32,790

Net increase in cash and cash equivalents	6,055	11,606

Cash and cash equivalents at beginning of period	3,527	9,568

Cash and cash equivalents at end of period	9,582	$21,174

Supplemental non-cash flow information:
Equipment acquired by capital lease	—	$106

Transfer of inventory to equipment	$124	$94

Transfer of equipment to inventory	$56	$63

See accompanying notes to financial statements

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited)
1. Summary of Significant Accounting Policies
Interim Reporting
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on ThermoGenesis Corp’s (the “Company”) net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
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
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which consist of stock options, warrants and common stock restricted awards that were not included in diluted net loss per common share were 2,766,349 and 3,074,369 as of March 31, 2007 and 2006.

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited) (Continued)
1. Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN No. 48 will have on its financial statements.
In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”) to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 will become effective for the Company in its fiscal year ending June 30, 2007. The Company does not anticipate the adoption of SAB No. 108 will have a material impact on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its financial statements.

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited) (Continued)
2. Investments
Investments consisted of the following at March 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2007
U.S. government and agency securities	$25,184	$1	($8)	$25,177
The aggregate amount of unrealized losses and fair value of U.S. government and agency securities, which are not deemed to be other-than-temporarily impaired and have been in a continuous unrealized loss position for less than 12 months, are $8 and $17,717 respectively. The unrealized loss on these investments are temporary, as the duration of the decline in the value of the investments has been short; the extent of the decline, both in dollars and percentage of cost is not considered significant; and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is recovered.

	Amortized	Estimated
	Cost	Fair Value
Maturity Date:
Less than 90 days	$11,418	$11,419
Due in 91-365 days	13,766	13,758

	$25,184	$25,177

3. Inventories
Inventories consisted of the following at:

(in thousands)	March 31, 2007	June 30, 2006

Raw materials	$2,351	$1,603
Work in process	1,845	1,433
Finished goods	1,276	530
Reserve	(837)	(774)

	$4,635	$2,792

Included in the Company’s inventory reserve at March 31, 2007 and June 30, 2006 were $565 and $459, respectively, related to CryoSeal® FS System inventory products, which is based on inventory levels in excess of forecasted demand for the product. The remainder of the reserve relates to inventory for other product lines which have been identified as slow-moving or potentially obsolete.

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited) (Continued)
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
Changes in the Company’s product liability during the period are as follows:

(in thousands)
July 1, 2006 balance	$74
Warranties issued during the period	120
Settlements made during the period	(145)
Changes in liability for pre-existing warranties during the period, including expirations	147

Balance at March 31, 2007	$196

5. Stockholder’s Equity
Stock Based Compensation
Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal year 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As a result, a non-cash charge of $32 and $600 was charged to compensation expense for the three and nine months ended March 31, 2007 and $237 and $773 for the three and nine months ended March 31, 2006. Due to terminations and the corresponding forfeiture of stock options, the Company has reversed $134 of previously recognized stock compensation expense during the quarter ended March 31, 2007. Additionally, the Company has adjusted its forfeiture rates as the actual number of awards expected to vest will likely differ from previous estimates.

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited) (Continued)
5. Stockholder’s Equity (Continued)
Stock Based Compensation (Continued)
The following is a summary of option activity for the Company’s stock option plans:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(in thousands, except shares, share price and term)	Shares	Price	Life	Value

Outstanding at June 30, 2006	2,539,321	$2.72	3.34	$3,737

Granted	295,000	$4.01
Forfeited or Expired	(32,972)	$4.76
Exercised	(54,500)	$2.35

Outstanding at March 31, 2007	2,746,849	$2.84	2.7	$2,661

Vested and Expected to Vest at March 31, 2007	2,657,167	$2.80	2.7	$2,660

Exercisable at March 31, 2007	1,889,551	$2.50	2.4	$2,349

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2,045,074 options that were in-the-money at March 31, 2007. During the nine months ended March 31, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $96 and $23 respectively, determined as of the date of option exercise.
Warrants
During the nine months ended March 31, 2007, 352,500 shares of common stock were issued due to the exercise of warrants.
6. Subsequent Events
Effective April 26, 2007, the Company’s Chief Executive Officer (“incumbent CEO”) was granted 500,000 shares of restricted common stock with three year vesting. The grant has a value of $1,700 based on the fair market value of the Company’s stock on the grant date. The vesting is subject to acceleration upon certain conditions: (1) Company’s engagement of a new Chief Executive Officer (“new CEO”) and confirmation by the Board of Directors, (2) development and Board approval of a transition plan for the new CEO and transition of the incumbent CEO to the position of Chief Technology Architect and (3) entry into the Employment Agreement for a term of three years. The Company is currently evaluating the accounting impact of the restricted stock grant.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three and Nine Months Ended March 31, 2007 and 2006
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
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
Introduction
The Company designs and manufactures medical devices and disposables for the distributed manufacturing of “personalized” cell therapy and surgical wound care products such as units of umbilical cord blood stem cells, fibrin sealant and thrombin. These products typically originate from the blood or tissue of the patient or a single human leukocyte antigen (“HLA”) typed and pathogen screened placenta or living donor. Cell therapy and surgical wound care products are broad, rapidly growing fields of medicine that involve the collection, purification, manipulation and administration of somatic stem cells, wound healing proteins or growth factors to treat malignant or genetic blood diseases or wounds incurred during surgery, tailored to individual patients. This methodology of personalized treatment is considerably different than practices with generic conventional pharmaceutical drugs. Pharmaceutical drugs are produced in large quantities and are effective on most patients with similar underlying medical conditions. Additionally, these drugs typically consist of inert materials that can be stored in medicine cabinets at room temperature. In contrast, “personalized” cell therapy and surgical wound care products are manufactured one at a time, are intended for a single patient and require extremely low storage temperatures (-196°C in some cases) in order to preserve the cells, blood proteins or growth factors.
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
for the Three and Nine Months Ended March 31, 2007 and 2006 (Continued)
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
for the Three and Nine Months Ended March 31, 2007 and 2006 (Continued)
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
The Company completed a 150 patient blinded, randomized multi-center U.S. clinical trial for the CryoSeal System and sales in the U.S. are pending the required FDA approval following our Premarket Approval (“PMA”), submitted December 28, 2005. The Company expects to receive, but cannot guarantee, FDA approval during the quarter ended June 30, 2007. The study reached its primary end point, which was to demonstrate equivalency (i.e. results obtained using the CryoSeal FS System were “non-inferior” to results achieved with the control). The data in fact demonstrated that patients treated with CryoSeal FS showed “superiority” (statistically significant quicker time to hemostasis) versus the control group. The Company has received CE Mark approval for the system enabling its sale and use in Europe, however sales into individual countries under cost reimbursement structures often require the existence of supporting clinical usage within the individual country. We have, through our distribution partners in Europe, initiated more aggressive marketing including a number of clinical trials. In Japan, our distributor, Asahi, has completed enrollment in their pivotal clinical trial and filed their PMA equivalent in March 2005 with approval expected in the second half of calendar 2007.
The TPD, a product line extension of the CryoSeal platform, is a small stand alone disposable that isolates and captures activated autologous thrombin from approximately 11 ml of patient blood or plasma. Thrombin is used as a topical hemostatic agent for minor bleeding sites, to treat pseudo aneurysms and to release growth factors from platelets.
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

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three and Nine Months Ended March 31, 2007 and 2006 (Continued)
Introduction (Continued)
In our early history, our revenue was derived principally from the sale of our blood plasma freezers and thawers. With the launch of our BioArchive System, we realized revenue increases due to the sale of that equipment. The installed base of our medical devices is designed to drive increases in revenue due to the recurring sale of disposables. We anticipate similar revenue increases from disposable sales related to the CryoSeal System and AXP System when the installed base of units increases, however there is no assurance that this will occur. With our efforts increasingly directed at both the cell therapy and tissue therapy markets, and our re-evaluation of the strategic relevance of our ThermoLine business, we will continue to assess our internal resources needs and operational structure. As part of those efforts, and with additional products staging for market release, we plan to significantly increase our staffing levels in engineering, scientific research, sales and marketing and management during fiscal 2007 in an effort to accelerate product launches and product development, as we pursue increased revenue.
The Company has announced a number of important agreements, summarized as follows:
In March of 2005, the Company entered into a Supply Agreement with Biomet Biologicals, formerly Cell Factors Technologies, Inc., an Indiana corporation and an affiliate of Biomet, Inc. (“Biomet”). Under the agreement, the Company will manufacture a thrombin disposable and reagent for the Clotalyst System. The Clotalyst System is Biomet’s autologous clotting factor device and blood processing disposables. The Company assumes the role of manufacturer for Biomet of the Clotalyst device and blood processing disposals for a term of five years. The agreement requires Biomet, upon FDA clearance, to purchase a minimum quantity of 20,000 devices per year. Biomet has paid a one time advance fee for engineering and development of the product. The agreement was amended in March of 2007 to change its structure from a supply agreement to a license agreement. In April 2007, Biomet paid a $30,000 fee for license conversion and completion of minimum payments. After Biomet purchases 2,500 products over the course of five subsequent calendar quarters, the Company will grant intellectual property license rights to Biomet to manufacture, use and sell the product, excluding the reagent. The Company will receive royalty payments on sales of the disposables and remain the manufacturer of the reagent. The term of the agreement has been amended to continue for the life of the Clotalyst Reagent patents, approximately June 2019.
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

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three and Nine Months Ended March 31, 2007 and 2006 (Continued)
Introduction (Continued)
In July 2006, the Company entered into a Product Development and Supply Agreement with Biomet. Under the development phase of this agreement, Biomet will pay the Company $1.1 million in milestone payments to develop a fibrinogen concentration kit containing the Company’s CryoSeal II kit. As of March 31, 2007, the Company has completed three of the six milestone payments and recognized $800,000 of revenue. The Company will grant intellectual property license rights to Biomet and its affiliates to manufacture, use and sell the product for use in surgical hemostats, graft delivery systems and surgeries. The Company has the right of first offer to manufacture the product; and if the Company does not manufacture the product, Biomet will pay a royalty. The agreement has a term of 5 years.
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
for the Three and Nine Months Ended March 31, 2007 and 2006 (Continued)
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
for the Three and Nine Months Ended March 31, 2007 and 2006 (Continued)
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

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three and Nine Months Ended March 31, 2007 and 2006 (Continued)
Results of Operations
Results of Operations for the Three Months Ended March 31, 2007 as Compared to the Three Months Ended March 31, 2006
Net Revenues:
Revenues for the three months ended March 31, 2007 were $5,210,000, compared to $3,248,000 for the three months ended March 31, 2006, an increase of $1,962,000 or 60%.
Cell Therapy revenues were $4,112,000 for the three months ended March 31, 2007, compared to $2,438,000 for the corresponding fiscal 2006 period, an increase of $1,674,000 or 69%. The increase in Cell Therapy revenues was primarily due to sales of AXP disposables and BioArchive devices, seven in the current quarter versus five for the corresponding fiscal 2006 quarter. Included in the Cell Therapy revenues noted was $2,273,000 generated from the sales of BioArchive and AXP disposables for the quarter ended March 31, 2007, an increase of $1,393,000 or 158%.
The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	March 31
	2007	2006
United States	31	26
Asia	54	49
Europe	40	28
Rest of World	27	25

	152	128

Surgical Wound Care revenues were $477,000 for the quarter ended March 31, 2007, compared to $359,000 for the quarter ended March 31, 2006. The increase is due to $250,000 in development milestone payments.
Additionally, revenues from our legacy product line, the ThermoLine, increased $171,000 to $590,000 for the quarter ended March 31, 2007.
Gross Profit:
The Company’s gross profit was $1,772,000 or 34% of net revenues for the three months ended March 31, 2007, as compared to $1,316,000 or 41% for the corresponding fiscal 2006 period. The decrease in gross profit is due to costs incurred to implement quality design improvements with the AXP product line, additional labor hours incurred to build devices due to training new employees, increases in overhead costs and higher warranty claims associated with our devices. These items were offset by the increase in revenues from milestone payments and license fees.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three and Nine Months Ended March 31, 2007 and 2006 (Continued)
Results of Operations (Continued)
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $2,201,000 for the three months ended March 31, 2007, compared to $1,771,000 for the comparable fiscal 2006 period, an increase of $430,000 or 24%. The increase is primarily due to salaries and benefits for new sales and marketing personnel and travel. The increases were offset by a decrease in stock compensation expense due to employee terminations.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses for the three months ended March 31, 2007, were $1,034,000 compared to $705,000 for the corresponding fiscal 2006 period, an increase of $329,000 or 47%. The increase is primarily due to salaries and benefits for additional personnel and operating supplies for research projects.
Results of Operations for the Nine Months Ended March 31, 2007 as Compared to the Nine Months Ended March 31, 2006
Net Revenues:
Revenues for the nine months ended March 31, 2007 were $13,231,000 compared to $8,491,000 for the nine months ended March 31, 2006, an increase of $4,740,000 or 56%. Cell Therapy revenues were $9,932,000 for the nine months ended March 31, 2007, compared to $6,309,000 for the corresponding fiscal 2006 period, an increase of $3,623,000 or 57%. Sales of AXP devices and disposables increased $2,158,000 over the corresponding fiscal 2006 period. The AXP product line was launched in fiscal 2006. Sales of Cell Therapy spare parts were $669,000 for the first three quarters of fiscal 2007, an increase of $571,000. Cell Therapy revenues also increased due to the amortization of the distribution and license fees paid by GE Healthcare in accordance with the International Distribution Agreement. Revenues from the sales of BioArchive devices and disposables increased $786,000 for the nine months ended March 31, 2007.
Surgical Wound Care revenues were $1,693,000 for the nine months ended March 31, 2007, compared to $738,000 for the nine months ended March 31, 2006. The increase is primarily due to $800,000 in development milestone payments and an increase in sales of CryoSeal disposables, primarily the TPD.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three and Nine Months Ended March 31, 2007 and 2006 (Continued)
Results of Operations (Continued)
Gross Profit:
The Company’s gross profit was $4,273,000 or 32% of net revenues for the nine months ended March 31, 2007, as compared to $3,025,000 or 36% for the corresponding fiscal 2006 period. The decrease in gross margin is due to an additional $516,000 of product testing and destruction of lots as part of quality assurance programs of the AXP bagset disposables that primarily occurred during the quarter ended December 31, 2006. Additionally, higher warranty claims associated with our BioArchive and CryoSeal devices contributed to $228,000 of additional cost of revenues. These items were offset by the increase in revenues from milestone payments and license fees.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $6,813,000 for the nine months ended March 31, 2007, compared to $5,101,000 for the fiscal 2006 period, an increase of $1,712,000 or 34%. The increase is primarily due to the salaries and recruiting expenses for the hiring of sales and marketing personnel and initiating searches for senior management of Cell Therapy and general operations. The increases were offset by a decrease in stock compensation expense due to employee terminations.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses for the nine months ended March 31, 2007, were $2,969,000 compared to $2,955,000 for the corresponding fiscal 2006 period, an increase of $14,000. R&D expenses have remained consistent as the reduction in the costs associated with the design and development services for the AXP System, which was launched during fiscal 2006 and decrease in clinical trial costs related to the completed CryoSeal FS human clinical trial have been offset by salaries and benefits for additional personnel and operating supplies for research projects.
Liquidity and Capital Resources
At March 31, 2007, the Company had cash and short-term investments of $34,766,000 and working capital of $39,759,000. This compares to cash and short-term investments of $38,999,000 and working capital of $42,342,000 at June 30, 2006. The cash was used to fund operations and other cash needs of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $107,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises. As of March 31, 2007, the Company has no off-balance sheet arrangements.
Net cash used in operating activities for the nine months ended March 31, 2007 was $6,001,000, primarily due to the net loss of $4,163,000 which included the accretion of discount on short-term investments of $969,000, offset by depreciation and stock based compensation expense of $347,000 and $614,000, respectively. Inventories utilized $1,911,000 of cash as a result of increasing the Company’s inventories, primarily in BioArchive and AXP devices, to support our anticipated revenue growth. Accounts receivable utilized $335,000 of cash due to the revenue growth. Financing activities generated $1,127,000 of cash primarily due to the exercise of warrants.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three and Nine Months Ended March 31, 2007 and 2006 (Continued)
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
Backlog
The Company’s cancelable backlog at March 31, 2007 was $2,261,000.
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
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits:

10	First Amendment to License Agreement between Cell Factor Technologies, Inc., now Biomet Biologics, Inc.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

ThermoGenesis Corp.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Corp. (Registrant)
Dated: May 9, 2007	/s/ Philip H. Coelho
Philip H. Coelho
Chief Executive Office (Principal Executive Officer)

/s/ Matthew T. Plavan
Matthew T. Plavan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)