Form 10-K
period 2007-06-30
THERMOGENESIS CORP
filed 2007-09-13
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2007
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

Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes      ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes      ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
☐ Large accelerated filer                      ☑ Accelerated filer                     ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
The aggregate market value of the common stock held by non-affiliates as of December 31, 2006 (the last trading day of the second quarter) was $238,087,000, based on the closing sale price on such day.
As of August 29, 2007, 55,701,175 shares of the registrant’s Common Stock were outstanding.
Documents incorporated by reference: Portions of the registrant’s proxy statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

i

PART I
ITEM 1. BUSINESS
(A) Overview of Business
We are principally a leading supplier of innovative products that process, store and administer therapeutic doses of stem cells for treatment of disease and injury. Our products harvest stem cells, wound healing proteins or growth factors from the blood, or tissue, of a single donor and are administered to that donor or a matched patient. Our devices and disposables are intended for use by physicians, researchers, hospitals and blood banks in four distinct markets: private cord blood banking, public cord blood banking, wound care and the emerging stem cell therapy market using adult cells. We also have legacy products that are marketed and sold to blood banks and hospitals, as well as products related to thrombin and fibrin sealants that are directed to wound care markets.
For private and public cord blood banks, the initial configuration of our products automate the isolation, capture, and preservation of stem cells residing in the blood of the placenta and umbilical cord, or cord blood, after a baby is born. These stem cells are being used today to treat over 60 blood related malignancies, such as leukemia and lymphoma.
In the emerging stem cell therapy arena, we are expanding our product offering to automate the isolation, capture, and delivery of stem cells residing in bone marrow. These stem cells are currently used in clinical trials and experimental treatment for a number of serious diseases with significant patient populations including heart disease, diabetes, and peripheral artery disease. For each stem cell therapy performed, the isolation, capture, and delivery of the target cells for treatment is a prerequisite. We believe our existing technology and leadership position in automated stem cell processing will drive significant future growth for the Company. In addition, we are currently exploring the applicability of our technologies in the veterinary market to both generate near term revenues and to develop pre-clinical proof of efficacy and safety in animal models for specific disease and injury conditions.
The number of animal research and clinical trials using adult stem cells is expanding dramatically. There are 26 established stem cell centers in the U.S. and they are anchored to leading academic medical centers including Harvard, Stanford, UCLA, and Johns Hopkins. Funding for research, clinical trials, and development of approved therapies is increasing. The bulk of these trials are focused on diseases with high patient populations. As of July 2007, the U.S. National Institutes of Health reported there are six trials for diabetes (21 million U.S. patients); 61 trials for myocardial ischemia (nine million U.S. patients); four trials for peripheral artery disease (eight million patients); 32 myocardial infarction trials (eight million patients); and ten trials for chronic heart failure (five million U.S. patients).
Based upon early clinical results, there is accumulating evidence supporting the belief that many of these trials will result in approved cell therapies with broad application in disease states and tissue regeneration procedures affecting significant patient populations, leading to a revolution in therapeutics. Although understanding the true potential of cell therapies and their ultimate impact on the practice of medicine remains a longer term prospect, we believe there are significant commercial opportunities in the market today for technologies supporting stem cell research and early cell based treatments.
Background
Historically, our focus was on our core ultra-rapid freezing technology, applied principally to freezers for blood and blood components and plasma thawers, which are our legacy products. Through our research programs we developed more advanced product platforms directed at stem cell therapies and wound care. Our stem cell products have been the principal drivers of our revenue growth over the past several years, and our legacy products have become an increasingly smaller component of revenue and are no longer strategically relevant to our growth. With respect to wound care products, our CryoSeal System recently received FDA approval in conjunction with liver resectioning surgery, but we have not been able to meaningfully penetrate markets with that product, and revenues have lagged expectations. We are targeting to increase our market penetration for this product in Europe and in other areas of the world including Brazil, Korea, Mexico, Russia and Taiwan where our distributors may now register the CryoSeal System following our recently received FDA approval We believe that there is a market for our 100% autologous CryoSeal System due to its safety advantages over conventional, non-autologous fibrin sealants that carry the risk of contamination by blood-borne pathogens from other donors, and that this market may extend beyond the typical wound care applications to include use of the technology in the delivery of stem cells for cell therapeutics. Therefore, we are evaluating alternatives for commercialization of our CryoSeal System. Nevertheless, we believe our short term revenue growth will result from our current focus on new and existing markets for stem cell products.
Our products are described below:
•	The BioArchive System is an automated cryogenic system used in stem cell therapy to cryopreserve and archive cord blood stem cells for future transplant. We have sold more than 150 BioArchive Systems to date to private and public cord blood banks and stem cell research institutes in more than 25 countries.

•	The AXP(TM) AutoXpress Platform, or AXP, Platform is our newly developed semi-automated system and disposable to isolate and capture stem cells. We initiated sales efforts in fiscal 2006.

•	The CryoSeal (R) Fibrin Sealant (FS), System is an automated system used to prepare an autologous hemostatic surgical sealant from a patient’s own blood or from a single donor in approximately one hour. We received FDA clearance to market the CryoSeal FS System in liver resection surgeries in July 2007.

•	The Thrombin Processing Device (TM), or TPD, is used to isolate activated thrombin from the patient’s blood or plasma in less than 30 minutes. Thrombin is used as a topical hemostatic agent for minor bleeding sites, to treat pseudo aneurysms and to release growth factors from platelets.

•	The ultra-rapid plasma Freezer and the ultra-rapid plasma Thawer. The Freezer optimizes plasma freezing through unique liquid heat transfer and uniform freezing technologies that can freeze units of blood plasma in approximately 30 minutes. The Thawer is used for rapid (<12 minutes) homogeneous thawing of frozen red blood cells or fresh frozen plasma before their transfusion so that emergency transfusions can be quickly administrated. We are currently evaluating continuation of the ThermoLine (TM), or divestiture, consistent with our strategic direction.
Stem Cells
Stem cells have the remarkable potential to develop into many different cell types in the body. They serve as a repair system for the body and they can theoretically divide without limit to replenish other cells as long as the person is alive. When a stem cell divides, each new cell has the potential to either remain a stem cell or become another type of cell with a more specialized function, such as a muscle cell, a red blood cell, or a brain cell.
There are two main types of stem cells: embryonic and adult stem cells. Embryonic stem cells are primitive cells derived from a 5-day pre implantation embryo that have the potential to become a wide variety of specialized cell types. Adult stem cells are cells found in human tissue that can renew themselves, and can differentiate to yield the major specialized cell types of that tissue. Adult stem cells are thought to reside in a specific area of each tissue where they may remain quiescent (non-dividing) for many years until they are activated by disease or tissue injury. The tissues reported to contain stem cells include umbilical cord blood, bone marrow, brain, peripheral blood, adipose, blood vessels, skeletal muscle, skin, and liver.
Stem Cell Therapy
Stem cell therapies are treatments in which stem cells are inducted to differentiate into the specific cell type required to repair damaged or destroyed cells or tissues.
Since the first successful cord blood transplant performed in 1988, awareness of the potential therapeutic value of cord blood stem cells has increased and collection and storage has grown rapidly. These cord blood stem cells are harvested at no risk or pain to the donor and can be preserved in a cord blood bank for clinical use with a matched patient on short notice. Their use also results in a lower incidence of post-transplant immune complications than transplants with adult bone marrow stem cells.
Stem cell therapy is used to:
•	Replace bone marrow damaged by high-dose chemotherapy or radiation therapy used to treat patients with a variety of cancers such as leukemia and lymphoma; and

•	Provide genetically healthy and functioning bone marrow to treat patients with more than 60 life threatening genetic diseases such as sickle cell anemia and immunodeficiency; and

•	Regenerate and repair tissue including the treatment of myocardial infarction, peripheral limb ischemia and non-union bone fractures.
With approximately four million births per year in the United States alone, cord blood represents a large, natural resource for use in the treatment of malignant and genetic diseases in which sourcing does not involve donor risk. Also, we believe the number of bone marrow harvests will continue to grow as the therapeutic efficacy of this new therapy is proven.
We believe the number of cord blood units stored will continue to grow, due in part to the following factors:
•	Increased awareness about the availability and benefits of preserving cord blood stem cells;

•	Improved technology to harvest the stem cells in a sterile environment and maintain their viability for many years;

•	Clinical evidence that cell dose and cell viability are critical to a successful transplant; and

•	Increased government funding.
OUR SOLUTIONS
Stem Cell Therapy
Our BioArchive System and AXP Platform and disposables are designed to ensure that the stem cells are successfully isolated, captured and preserved to keep them fully viable at time of transplant, which may be months or years after production. The BioArchive System, which can store up to 3,626 units of cord blood stem cells, is the only fully automated system that integrates controlled rate freezing, quarantine and long term cryogenic storage. The robotic storage and retrieval of these stem cell units improves cell viability, provides precise inventory management and minimizes the possibility of human error.
Our newest stem cell therapy offering is the AXP Platform, which automates the isolation and capture of stem cells from cord blood into a fixed 20 ml volume. It includes a compact battery powered device and a proprietary sterile disposable bag set. The AXP Platform replaces the current clinical process, which involves more than a dozen manual steps. The AXP Platform provides cord blood banks with a reproducible and good manufacturing practices (“GMP”) compliant solution to more successfully isolate and capture stem cells with lower labor costs and reduced risk of contamination.
The AXP Platform isolates and captures the stem cells. The BioArchive System cryo-preserves and stores the stem cells. Both offerings are used by public and private cord blood banks; however, the use of one is not dependant on the use of the other. We have customers who purchase both offerings, while others have purchased one or the other.
Wound Care
Our CryoSeal FS System and the TPD offerings currently address the surgical wound care market. The CryoSeal FS System manufactures fibrin sealant in a closed and sterile disposable from a single unit of the patient’s own plasma or from a single donor in about an hour. On July 30, 2007, we announced that the Food and Drug Administration has granted clearance for the Company to market the CryoSeal FS System as an adjunct to hemostasis in liver resection surgery. We received the CE Mark for this offering in fiscal 2001, enabling us to market it commercially in Europe.
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
We are currently assessing how best to maximize the potential value of our CryoSeal FS System and TPD product offerings in both wound care applications and as a potential delivery medium for cell based therapeutics.
(B) CLINICAL SUMMARY STATUS
Other than initial filing of applications, completion of patient enrollment and written agency notifications regarding the applications, the Company does not comment on the day-to-day details of ongoing clinical activities.
Stem Cell Therapy
(1)	We have signed a collaborative research agreement with the Stem Cell program at UC Davis to develop stem cell therapies using the BioArchive, AXP and CryoSeal products. The focus of this program will be investigating cell populations and fibrin gel carriers isolated from bone marrow and cord blood using our blood processing systems, initially looking at stem cell treatments for critical limb ischemia and dermal wounds. The animal trials began in fiscal 2008 and could lead to future human clinical trials.

(2)	The Company initiated an FDA Device Master File for the AXP in October 2005 and began preparing the 510(k) application upon receipt of the October 24, 2006 notification from the FDA of their intention to start regulating ‘cord blood processing systems and containers’. This 510(k) submission requests market clearance for the AXP Platform for processing cord blood stem cells and claims substantial equivalence to other devices used for this purpose. The 510(k) submission covers the complete AXP Platform including the AXP hardware device, docking station, disposable bag processing set, and XpressTRAK™ software that assists with quality assurance and compliance with current good manufacturing practices (cGMP) and current good tissue practices (cGTP). This submission is supported by studies at the New York Blood Center’s National Cord Blood Program, which showed that the AXP can harvest 98% of the mononuclear cell (MNC) population (which contain all the stem cells) from cord blood consistently and efficiently.
Wound Care
(1)	In July 2007, the Company obtained FDA clearance to market the CryoSeal FS System in liver resection surgeries. The PMA submission was based on clinical results from a Phase III trial evaluating the safety and efficacy of CryoSeal FS as an adjunct to hemostasis in liver resection surgery against a control, Instat, a collagen absorbable hemostat. The multi-center randomized and blinded clinical trial of 150 cancer patients showed that CryoSeal FS demonstrated superiority to the Instat control by causing statistically significant quicker time to hemostasis versus the control group (p-value=<0.001).

(2)	Sanquin in Gronigen, Netherlands is financing and managing a clinical trial for the use of CryoSeal FS as an adjunct to hemostatis in patients undergoing coronary artery bypass grafts (CABG). Sanguin is responsible for ensuring the quality, safety and availability of all blood and blood products in the Netherlands. This organization is one of the most prominent European organizations in transfusion medicine. The study consists of 80 patients (40 control and 40 treated) and enrollment is expected to be completed by September 2007. This study is important for the Company as it represents the effort to build a business model based upon centralized processing of allogeneic plasma which removes the logistics associated with collecting and processing autologous plasma. Allogeneic plasma is routinely outdated and discarded by blood centers. Therefore, the conversion of this allogeneic plasma into fibrin sealant product represents an economic opportunity for blood centers. The study is also important as Sanquin is recognized as being a technology leader in transfusion medicine and its assessment of the product performance will be influential in the use of the CryoSeal in other countries and regions.

(3)	Ottawa Civic Hospital is conducting a randomized trial to evaluate hemostasis in surgical procedures for ear, nose and throat using the CryoSeal FS System. The study involves 100 patients and is on-going. Dr. Gail Rock and her colleagues at the University of Ottawa published a paper on their in vitro characterization of the CS-1 in a peer reviewed journal entitled “Preparation and Characterization of Human Thrombin for Use in Fibrin Glue” (Transfusion Medicine 17:187-191, 2007)

(4)	Giessen University Hospital in Germany is conducting a blinded, randomized trial to study the reduction of blood loss in Total Knee Replacement Surgery when using CryoSeal autologous fibrin sealant. The study involves 40 patients, treated with CryoSeal FS and 40 control patients. This study is a follow-up to the pilot clinical study that was conducted in Giessen, where patients treated with CryoSeal FS had 50% less blood loss than the control patients.

(C) Competition
Cell Therapy
The competition for the BioArchive System is limited to manufacturers of individual cryogenic components, such as dewars, controlled rate freezers and conventional systems, such as Taylor Wharton and MVE.

For our AXP Platform we believe the Sepax system from BioSafe is the Company’s primary semi-automated competitor. The AXP also competes with manual methods.

The Company anticipates greater demand for the BioArchive System and AXP Platform and compatible disposables as cell therapy companies work to develop blood cell therapy products that are individually prepared for the end patient and provide the manufacturer with greater logistical flexibility. This could lead to other competitors emerging to provide various products which deliver one or more of the needed enabling technologies for the future growth of the cell therapy industry.
Wound Care
▪	Tissue Sealants — CryoSeal System

The Company is aware of six companies which have developed or are developing tissue sealants: Baxter, ZBL Behring, Vivolution, Omrix Pharmaceuticals (distributed by Johnson & Johnson in the U.S.), Cryolife and Orthovida. To date, Baxter (Tisseel, Floseal and CoSeal), Omrix/J&J (Evicel), Cryolife (BioGlue) and Orthovida (Vitagel) have received FDA approval to market their products in the U.S.

Our principal competitor is Baxter, which markets Tiseel/Tissucol in the U.S., Europe, South America, Japan and other countries in Asia. ZBL Behring markets Beriplast in Europe and Japan, although it is not available in the U.S.

▪	Thrombin –TPD

In Europe, Medtronic and Biomet offer a means to produce autologous thrombin. Although available, these products are not ideal due to poor stability time. Therefore, Medtronic and Biomet provide the ThermoGenesis TPD with their platelet kit.

Sorin also markets the Activat device, which uses technology similar to the TPD.

In the U.S. the only competition for the TPD is King Pharma’s JMI bovine thrombin. Two companies have thrombin products under FDA review, Omrix and Zymogenetics.
(D) Research and Development

The Company is now principally focused on the development of new products that support the stem cell therapy market. The future research and development (R&D) activities of the Company will be devoted to the development and launch of additional new products, line extensions, or significant upgrades to existing products. Research and Development expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of new products and processes and to maintain the highest quality standards with respect to existing products. The Company’s R&D expenses were $4,108,000 or 25% of net revenues in 2007; $4,157,000 or 35% of net revenues in 2006 and $5,673,000 or 56% of net revenues in 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(E) Description of Device Manufacturing
The Company is currently manufacturing or assembling all major instruments and equipment sold by the Company, as well as manufacturing a limited number of its disposable products. The manufacturing site is compliant to the FDA’s Quality System Regulations (“QSR”) and the European ISO 13485. The Company believes that vendors used by the Company are capable of producing sufficient quantities of all required components.
Instrument Manufacturing- The Company manufactures the BioArchive device, CryoSeal System, AXP devices and accessories, Ultra Rapid Plasma Freezers and Ultra Rapid Plasma Thawers at its Rancho Cordova, CA facility. The Company assembles the hardware from multiple subassemblies supplied by a wide base of skilled suppliers. However, the Company manufactures certain sub-assemblies, e.g., the BioArchive robotic, barcode-reading periscope, at the Rancho Cordova facility. All parts and subassemblies are procured from pre-approved and qualified suppliers. Trained ThermoGenesis employees inspect incoming parts and sub-assemble products and perform final QC release based on performance criteria.

Disposables Manufacturing- The Company utilizes qualified and pre-approved contract manufacturers with FDA registered facilities that we believe have the technical capability and production capacity to manufacture our CryoSeal, BioArchive and AXP disposables. During fiscal 2007 we experienced quality issues with our initial AXP disposables vendor which we are in the process of attempting to resolve. As announced in July 2007, we signed a supply agreement with a second source for AXP disposables. We manufacture two disposables in house, TPD Reagent and BioArchive Overwrap Bags. Both are currently being sourced for contract manufacturing.
The majority of the materials used to produce the Company’s products are readily available from a variety of sources. Based upon current information from manufacturers, the Company does not anticipate any shortage of supply. In the event that it becomes necessary for us to obtain raw materials from an alternative supplier, we would first be required to qualify the quality systems and product of that alternative supplier. Safety stocks are used where there might be risk in qualifying a second supplier in a timely manner.
We, as well as any contract manufacturers of our products, are subject to inspections by the FDA and other regulatory agencies for compliance with applicable GMP’s, codified in the QSR’s which include requirements relating to manufacturing conditions, extensive testing, control documentation and other quality assurance procedures. Our facilities have undergone ISO 13485:2003 and Medical Device Directives (“MDD”) inspections, and obtained approval to CE Mark our products. UL approval has also been obtained for our CryoSeal, BioArchive and AXP products. In addition, FDA and State Food and Drug inspections have been conducted to support the CryoSeal PMA submission. Failure to obtain or maintain necessary regulatory approval to market our products would have a material adverse impact on our business. See “Factors Affecting Operating Results.”
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

The extent of the process required by the FDA before a medical device may be marketed in the United States depends on the classification of device. If the medical device is a Class III, such as the CryoSeal FS System, the process includes the following:
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
Each domestic manufacturing establishment in California must be registered with the FDA and the California State Food and Drug Branch. Domestic manufacturing establishments are subject to biennial inspections by the FDA and annual inspections by the State of California for compliance with the QSRs. We are also subject to U.S. federal, state, and local regulations regarding workplace safety, environmental protection and hazardous materials and controlled substance regulations, among others. The Company has a California Environmental Protection Agency Identification number for the disposal of biohazardous waste from its R&D biological lab.
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
(G) Patents and Proprietary Rights
The Company believes that patent protection is important for products and potential segments of its current and proposed business. In the United States, the Company currently holds twenty two (22) patents, and has four (4) patents pending to protect the designs of products which the Company intends to market. There can be no assurance, however, as to the breadth or degree of protection afforded to the Company or the competitive advantage derived by the Company from current patents and future patents, if any. Although the Company believes that its patents and the Company’s existing and proposed products do not infringe upon patents of other parties, it is possible that the Company’s existing patent rights may be challenged and found invalid or found to violate proprietary rights of others. In the event any of the Company’s products are challenged as infringing, the Company would be required to modify the design of its product, obtain a license or litigate the issue. There is no assurance that the Company would be able to finance costly patent litigation, or that it would be able to obtain licenses or modify its products in a timely manner. Failure to defend a patent infringement action or to obtain a license or implementation of modifications would have a material adverse effect on the Company’s continued operations.
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
(H) Licenses and Distribution Rights
On August 22, 2006, The Company announced that GE Healthcare (GEHC) and Cord Blood Registry (CBR), the world’s largest family cord blood bank, signed a multi-year contract to supply CBR with the Company’s AXP Platform and disposables. In conjunction with this agreement, the Company signed a Product Development and Supply Assurance Agreement with CBR which assures the supply of AXP products for a 15-year period. This agreement also initiates the development of an advanced cord blood stem cell container.
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
On November 7, 2005, the Company entered into an OEM Supply Agreement (the “Agreement”) with Medtronic. Under the terms of the Agreement, the Company will provide a TPD to work with Medtronic’s Magellan Product (the “OEM Product”) and sell and supply the OEM Product to Medtronic for use and sale in conjunction with the Medtronic Magellan Product throughout the world. The Agreement has a term of five years. Medtronic’s Magellan Product is used for the production of platelet gel. Medtronic previously used bovine thrombin in conjunction with the Magellan device.
On October 13, 2005, the Company entered into an International Distribution Agreement (the “GEHC Agreement”) with Amersham Biosciences AB, a GE Healthcare company headquartered in Sweden (“GEHC”). Under the Agreement, GEHC becomes the exclusive worldwide distributor of and service provider for the Company’s AXP Platform and BioArchive System. The Company will receive from GEHC fees for these rights granted under the Agreement. Amounts received for these rights will be recognized as revenue on the straight-line method over the initial 5-year term of the contract. GEHC will purchase products from the Company to distribute and service. In addition, GEHC and the Company agreed to collaborate on certain future improvements to these product lines. The Agreement has an initial expiration date of December 31, 2010, but will be automatically renewed for additional two year periods unless terminated by one of the parties 12 months prior to the end of the then current term. In addition, the agreement provides for earlier termination if GEHC does not meet certain defined performance criteria. There are currently performance issues related to the agreement, and the parties have been discussing the relationship which we believe can be aligned to enhance our mutual benefits, as our technology is both complimentary and critical to the delivery of cells utilized in other GEHC products, and we believe synergies may be achieved through further alignment. These discussions may result in modification of the agreement.
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
On March 28, 2005, the Company entered into a five-year Distribution and License Agreement with Asahi Kasei Medical Co., Ltd. (“Asahi”). Under the agreement, the Company granted Asahi exclusive rights to sell the CryoSeal System in Japan. This agreement replaces the parties’ prior Distribution and Manufacturing License Agreement for the CryoSeal System. The agreement also granted Asahi the right to manufacture the processing disposables and thrombin reagent for production of thrombin (“Thrombin Activation Device”) in Japan. Asahi paid a non-refundable fee upon signing the agreement. Asahi will have the non-exclusive right to manufacture and sell the Thrombin Activation Device (“TAD”) Stand Alone in Japan. Asahi has a right of first refusal to expand the territory to include South Korea, North Korea, Taiwan, the Philippines, Thailand, Singapore, India and Malaysia.
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
(I) Employees
As of June 30, 2007, the Company had 83 employees, 20 of whom were engaged in research and new product development, regulatory affairs, clinical and scientific affairs, 30 in manufacturing and quality control, 16 in sales, marketing and customer service and 17 in finance and administration. The Company also utilizes temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage.
FINANCIAL INFORMATION ON FOREIGN SALES AND OPERATIONS
For fiscal year 2007, foreign sales were $8,172,000 or 49% of net revenues. For fiscal year 2006, foreign sales were $7,416,000 or 62% of net revenues. For fiscal year 2005, foreign sales were $6,810,000 or 67% of net revenues. During fiscal 2004, the Company entered into a contract with Kawasumi Laboratories Inc. (“KLI”) whereby KLI would manufacture certain disposables for the CryoSeal product line. The manufacturing facility and company headquarters are located in Asia.
WHERE YOU CAN FIND MORE INFORMATION
The Company is required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, by calling the SEC at 1-202-551-8090, or by accessing the

SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, the Company will make copies available to the public free of charge through its website, www.thermogenesis.com. The information on the Company’s website is not incorporated into, and is not part of, this annual report.
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
Risks Related to Our Business
Our New Products Are at Initial Market Introduction, and We Are Not Sure the Market Will Accept Them. The market acceptance of our new products will depend upon the medical community and third-party payers accepting the products as clinically useful, reliable, accurate, and cost effective compared to existing and future products or procedures. Market acceptance will also depend on our ability to adequately train technicians on how to use the CryoSeal System, the AXP Platform and the BioArchive System. Even if our new product systems are clinically adopted, the use may not be recommended by the medical profession or hospitals unless acceptable reimbursement from health care and third party payers is available. Failure of these new products to achieve significant market share could have material adverse effects on our long term business, financial condition, and results of operation.
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
We Have a Limited Marketing and Sales Force for the Wound Care Products Which May Delay Our Goal of Increased Sales Levels. We currently sell the CryoSeal FS System and TPD disposable through our foreign distribution network. We have also only recently received FDA approval to market the CryoSeal FS System for liver resection surgery, which market has become more limited since we initiated our clinical trials, due in part to newer technologies and surgical procedures. A US market launch would require significant expenditures for a dedicated sales force, and there are no assurances that such efforts would be fruitful. Although we have entered into distribution agreements for foreign sales, and we continue to seek strategic partners for the technology, there are no assurances that the distributors will produce significant sales of the systems.
Our Lack of Production Experience May Delay Producing Our New Products. We have manufactured our Blood Plasma Thawers, Freezers and BioArchive Systems for a number of years. We do not have significant experience in manufacturing the CryoSeal System, the AXP Platform or in the manufacture of disposables. There can be no assurance that our current resources and manufacturing facility could handle a significant increase in orders for either the BioArchive System or the CryoSeal System. If we are unable to meet demand for sales of the new systems, we would need to contract with third-party manufacturers for the backlog, and no assurances can be made that such third-party manufacturers can be retained, or retained on terms favorable to us and our pricing of the equipment. Inability to have products manufactured by third parties at a competitive price will erode anticipated margins for such products, and negatively impact our profitability.
Dependence on Suppliers for Disposable Products and Custom Components May Impact the Production Schedule. The Company obtains certain disposable products and custom components from a limited number of suppliers. If the supplier raises the price or discontinues production, the Company may have to find another qualified supplier to provide the item. In the event that it becomes necessary for us to find another supplier, we would first be required to qualify the quality assurance systems and product quality of that alternative supplier. Any operational issues with, or transfer between qualified suppliers may impact the production schedule, therefore delaying revenues, and may cause the price of disposables or key components to increase.
Quality Problems with our Products or Processes could Harm our Reputation for Producing High Quality Products and Decrease our Future Revenues. Quality is extremely important to us and our customers due to the consequences of product failure. Our quality certifications and product performance during evaluations and validations are critical to the marketing success of our products. If we fail to meet our customer’s quality standards our reputation could be damaged, we could lose current and potential customers and our revenues could decline as a result.
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
We are Heavily Reliant on a Single Distributor to Market and Sell our Cell Therapy Products. GEHC is the exclusive distributor of the AXP Platform and primary distributor of the BioArchive System. We have limited control over their sales and marketing efforts for these products. Since our revenues are generated primarily from cell therapy products, a delay or failure by our distributor to successfully market these products may decrease our revenues and competitive advantage. In addition, if our distributor were to only meet the contractual minimum annual unit sales requirements our ability to grow revenues for these products would be severely impacted. Further, GEHC is a large, diverse organization, and our products are directed at niche vertical markets, requiring alignment of interests to maintain a solid working relationship. There are no assurances that we can maximize this relationship in a mutually beneficial manner.
Financial and Market Risks
We Have Incurred Net Losses since Our Inception and Expect Losses to Continue. Except for net income of $11,246 for fiscal 1994, we have not been profitable since our inception. For the fiscal year ended June 30, 2007, we had a net loss of $6,776,000, and an accumulated deficit at June 30, 2007, of $80,628,000. We will continue to incur significant costs as we continue our efforts to develop and market our current products and related applications. Although we are executing on our business plan to develop and market launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales.
Failure to Keep Our Key Personnel May Adversely Affect Our Operations. Failure to retain skilled personnel could hinder our operations. We have appointed a new Chief Executive Officer and are transitioning our prior Chief Executive Officer to a continuing role as Chief Technology Architect within the Company. Our future success partially depends upon the continued services of key technical and senior management personnel. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial and technical personnel. The inability to retain or attract qualified personnel could have a significant negative effect upon our efforts and thereby materially harm our business and financial condition. We have entered into employment agreements with each member of our senior management.
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
A Significant Portion of our Revenue is to Customers in Foreign Countries. We may Lose Revenues, Market Share, and Profits due to Exchange Rate Fluctuations and Other Factors related to our Foreign Business. In the year ended June 30, 2007, sales to customers in foreign countries comprised approximately 49% of our revenues. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.
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

Risks Related to Our Industry
Our Business is Heavily Regulated, Resulting in Increased Costs of Operations and Delays in Product Sales. Most of our products require FDA approval to sell in the U.S. and will require clearance from comparable agencies to sell our products in foreign countries. These clearances may limit the U.S. or foreign market in which our products may be sold or circumscribe applications for U.S. or foreign markets in which our products may be sold. Although the majority of our products related to freezing blood components are currently exempt from the requirement to file a 510(k) or PMA, that situation may change in the future as the FDA moves to regulate cell therapy products being processed by the BioArchive System and/or AXP Platform. In anticipation of possible future regulation by the FDA, the Company has filed, and is maintaining, a Master File on the BioArchive System and the AXP Platform. However, currently the BioArchive, AXP and the ThermoLine products are being marketed and sold worldwide. Further, our products must be manufactured under principals of our quality system for continued CE Marking that allows our products to be marketed and sold in Europe, which are similar to the quality system regulations of both the FDA and California Department of Health. Failure to comply with those quality system requirements and regulations may subject the Company to delays in production while it corrects any deficiency found by either the FDA, the State of California or the Company’s Notifying European Body during any audit of our quality system. If we are found to be out of compliance, we could receive warning letters or even be temporarily shut down in manufacturing while the non-conformances are rectified.
Competition in Our Industry is Intense and Will Likely Involve Companies with Greater Resources than We Have. We hope to develop a competitive advantage in the medical applications of our products, but there are many competitors that are substantially larger and who possess greater financial resources and personnel than we have. Our current principal market is cord blood banks. The CryoSeal System may face competition from major plasma fractionators that currently sell fibrin glue sourced from pooled plasma outside the U.S. With regard to the BioArchive System and AXP Platform, numerous larger and better-financed medical device manufacturers may choose to enter this market as it develops.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases a facility with approximately 28,000 square feet of space located in Rancho Cordova, California. Approximately 50% of the facility is devoted to warehouse space and manufacturing of products, including 500 square feet for a clean room. The other 50% is comprised of office space, a biologics lab and a R&D lab. The lease expires in September 2008.
In April 2007, the Company leased an additional facility with approximately 14,000 square feet. The two facilities are located in the same commercial complex. Approximately 30% of the facility is devoted to warehouse space. The other 70% is comprised of office space. The lease expires in March 2012.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended June 30, 2007.

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

Fiscal 2007	High	Low

First Quarter (Sep. 30)	$4.55	$3.41
Second Quarter (Dec. 31)	$5.01	$3.59
Third Quarter (Mar. 31)	$4.38	$2.69
Fourth Quarter (June 30)	$3.60	$2.42

Fiscal 2006	High	Low

First Quarter (Sep. 30)	$5.74	$4.42
Second Quarter (Dec. 31)	$5.34	$4.05
Third Quarter (Mar. 31)	$5.02	$3.70
Fourth Quarter (June 30)	$4.88	$3.82
The Company has not paid cash dividends on its common stock and does not intend to pay a cash dividend in the foreseeable future. There were approximately 383 stockholders of record on June 30, 2007 (not including street name holders).
The following graph compares the performance of the Company’s common stock during the period June 30, 2002 to June 30, 2007, with the NASDAQ Stock Market Index and the Company’s peer group of NASDAQ stocks:
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ThermoGenesis Corp., The NASDAQ Composite Index
And A Peer Group

* $100 invested on 6/30/02 in stock or index-including reinvestment of dividends.
Fiscal year ending June 30.

ITEM 6. SELECTED FINANCIAL DATA
ThermoGenesis Corp.
Five-Year Review of Selected Financial Data
(in thousands, except share and per share amounts)

	Year Ended June 30,
Summary of Operations	2007	2006	2005	2004	2003
Net revenues	$16,751	$12,048	$10,177	$11,646	$10,187

Cost of revenues	(11,554)	(7,705)	(7,089)	(7,844)	(7,900)

Gross profit	5,197	4,343	3,088	3,802	2,287

Selling, general and administration	(9,630)	(7,156)	(5,837)	(5,174)	(5,014)
Research and development	(4,108)	(4,157)	(5,673)	(3,472)	(2,937)
Interest and other income, net	1,765	828	202	67	61

Net loss	$(6,776)	$(6,142)	$(8,220)	$(4,777)	$(5,603)

Per share data:
Basic and diluted net loss per common share	$(0.12)	$(0.12)	$(0.18)	$(0.11)	$(0.15)

Balance Sheet Data	2007	2006	2005	2004	2003
Cash, cash equivalents and short term investments	$33,379	$38,999	$9,568	$16,612	$6,815

Working capital	$37,759	$42,342	$13,085	$19,798	$10,365

Total assets	$43,790	$47,603	$17,466	$24,114	$12,791

Total liabilities	$5,978	$5,631	$3,435	$3,146	$2,217

Total stockholders’ equity	$37,812	$41,972	$14,031	$20,968	$10,574
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

(a) Overview
We are principally a leading supplier of innovative products that process, store and administer therapeutic doses of adult stem cells for treatment of disease and injury. These stem cells typically originate from the blood or tissue of the patient’s placenta or living donor. The Stem Cell therapy market is a broad, rapidly growing field of medicine that involves the collection, purification, manipulation and administration of stem cells, to treat malignant or genetic blood diseases, tailored to individual patients. This methodology of personalized treatment is considerably different than practices with generic conventional pharmaceutical drugs. Pharmaceutical drugs are produced in large quantities and are effective on most patients with similar underlying medical conditions. Additionally, these drugs typically consist of inert materials that can be stored in medicine cabinets at room temperature. In contrast, “personalized” cell therapies are manufactured one at a time, are intended for a single patient and require extremely low storage temperatures (-196°C in some cases) in order to preserve the cells, blood proteins or growth factors.
Historically, our focus was on our core ultra-rapid freezing technology, applied principally to freezers for blood and blood components and plasma thawers, which are our legacy products. Through our research programs we developed more advanced product platforms directed at stem cell therapies and wound care. Our stem cell products have been the principal drivers of our revenue growth over the past few years, and our legacy products have become an increasingly smaller component of revenue and are no longer strategically relevant to our growth.
Our Products
The BioArchive System, an automated cryogenic device, is used by cord blood stem cell banks in more than 25 countries for cryopreserving and archiving cord blood stem cell units for transplant. GEHC is the global distribution partner for the BioArchive System. The BioArchive System has initially been configured to automate the cryopreservation and archiving in liquid nitrogen of units of stem cells sourced from umbilical cord blood.
The Company recently completed development of the AXP Platform, and initiated a Master File of the product with the FDA. Marketing efforts began during the quarter ended March 31, 2006 and in February 2007 the Company filed an application for 510k approval for the use of the AXP in the processing of cord blood for cryopreservation. The AXP Platform is an innovative product which semi-automates the isolation and concentration of stem cells from cord blood into a fixed 20 ml volume in a functionally closed sterile environment. It includes a compact battery powered device and a proprietary disposable bag set. The AXP Platform replaces the current clinical process which is typically an 18-step manual method over a ninety (90) minute period with a semi-automated process requiring only thirty (30) minutes. The manual process requires the introduction of sedimentation agents or density gradient media into the cord blood and requires a clean room along with trained technicians to accomplish. The AXP Platform completes its processing without these agents or media with a higher cell recovery rate in a functionally closed bag set in thirty (30) minutes. Included in the set is a 25 ml freezing bag which can be archived in the BioArchive System.
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

On July 30, 2007, the Company announced that it had received FDA clearance to market the CryoSeal FS System’s autologous fibrin sealant, as an adjunct to hemostasis in liver resection surgery. In Japan, our distributor, Asahi has completed enrollment in their pivotal clinical trial and filed their PMA equivalent in March 2005 with approval expected during fiscal 2008. The Company has received CE Mark approval for the system enabling its sale and use in Europe. However, we have not been able to meaningfully penetrate the market with this product and revenues have lagged expectations. Over the last several years while marketing the CryoSeal in numerous European countries, we and our distributors have faced substantial country specific regulatory, cost-reimbursement and product registration requirements that have negatively impacted our ability to sell the product and grow revenues. Compliance with these requirements has been more complicated than we anticipated, requiring far more time and the consumption of more of our resources than we originally projected.
With a better appreciation today for the country specific expertise required to successfully market the CryoSeal, we are assessing strategic alternatives beyond our own regulatory and marketing capabilities to help us better navigate the regulatory and reimbursement pathways in each of our markets throughout the world. We are targeting to increase our market penetration for this product in Europe and in other areas of the world including Brazil, Korea, Mexico, Russia and Taiwan where our distributors may now register the CryoSeal System following our recently received FDA approval.
We believe that there is a market for our 100% autologous CryoSeal System due to its safety advantages over conventional, non-autologous fibrin sealants that carry the risk of contamination by blood-borne pathogens from other donors, and that this market may extend beyond the typical wound care applications to include use of the technology in the delivery of stem cells for cell therapeutics. Therefore, we are evaluating alternatives for commercialization of our CryoSeal System including new strategic partnering and licensing, distribution channel partners, and the potential use of the technology in the delivery of stem cells.
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
With respect to wound care products, our CryoSeal System recently received FDA approval in conjunction with liver resectioning surgery, but we have not been able to meaningfully penetrate markets with that product, and revenues have lagged expectations.
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
Results of Operations for the Year Ended June 30, 2007 as Compared to the Year Ended June 30, 2006
Net Revenues:
Net revenues for the year ended June 30, 2007 were $16,751,000 compared to $12,048,000 for the year ended June 30, 2006, an increase of $4,703,000 or 39%. Cell Therapy revenues were $12,375,000 for the year ended June 30, 2007, compared to $9,017,000 for the corresponding fiscal 2006 period, an increase of $3,358,000 or 37%. This increase in Cell Therapy revenues was primarily due to the sale of AXP disposables, $2,557,000 for the year ended June 30, 2007, versus $118,000 for the year ended June 30, 2006. The AXP product line was launched in fiscal 2006. Sales of Cell Therapy spare parts were $930,000 for the year ended June 30, 2007, an increase of $583,000. Cell Therapy revenues also increased due to the amortization of the distribution and license fees paid by GEHC in accordance with the International Distribution Agreement.
The following represents the Company’s cumulative BioArchive devices in the following geographies:

	June 30
	2007	2006
United States	33	28
Asia	56	49
Europe	40	33
Rest of World	26	25

	155	135

Surgical Wound Care revenues were $2,134,000 for the year ended June 30, 2007, compared to $1,021,000 for the year ended June 30, 2006. The increase is primarily due to $950,000 in development milestone payments.
The following represents the Company’s revenues for disposables by product line:

	June 30
	2007	2006
BioArchive	$3,290,000	$3,002,000
AXP	2,557,000	118,000
TPD	493,000	329,000
CryoSeal	365,000	386,000

	$6,705,000	$3,835,000

Percentage of total Company revenues	40%	32%

Additionally, revenues from our legacy product line, the ThermoLine, increased $232,000 to $2,123,000 for the year ended June 30, 2007.
Gross Profit:
The Company’s gross profit was $5,197,000 or 31% of net revenues for the year ended June 30, 2007, as compared to $4,343,000 or 36% for the year ended June 30, 2006. The decrease in gross profit percentage is due to an additional $686,000 of product testing and destruction of lots as part of quality assurance programs of the AXP bagset disposables. Additionally, higher warranty claims contributed to $342,000 of additional cost of revenues. These items were partially offset by the increase in revenues from milestone payments and license fees.
Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $9,630,000 for the year ended June 30, 2007, compared to $7,156,000 for the year ended June 30, 2006, an increase of $2,474,000 or 35%. The increase is primarily due to salaries and travel costs for additional sales and marketing personnel. Also contributing to the increase were recruiting expenses for executive officers and sales and marketing personnel. Significant progress was made during the year in staffing the organization for future growth. Specifically, a new General Manager of Operations and a Vice President of Sales and Marketing were hired. The Company also initiated searches for new board members and a new CEO. The appointment by the Board of Directors of a new CEO and the transition of the incumbent CEO to Chief Technology Architect was announced in July 2007.
Research and Development Expenses:
Research and development expenses for the year ended June 30, 2007 were $4,108,000 compared to $4,157,000 for fiscal 2006, a decrease of $49,000 or 1%. R&D expenses have remained consistent as the reduction in the costs associated with the design and development services for the AXP System, $246,000, which was launched during fiscal 2006 and decrease in clinical trial costs related to the completed CryoSeal FS human clinical trial, $551,000, have been offset by operating supplies for research projects and recruiting costs and salaries for additional R&D personnel.
Management believes that product development and refinement are essential to maintaining the Company’s market position. Therefore, the Company considers these costs as continuing costs of doing business. No assurances can be given that the products or markets recently developed or under development will be successful.
Results of Operations for the Year Ended June 30, 2006 as Compared to the Year Ended June 30, 2005
Net Revenues:
Net revenues for the year ended June 30, 2006 were $12,048,000, compared to $10,177,000 for the year ended June 30, 2005, an increase of $1,871,000 or 18%. Revenues generated by the Cell Therapy product lines were $9,017,000 for the year ended June 30, 2006, compared to $7,269,000 for the corresponding fiscal 2005 period, an increase of $1,748,000 or 24%. The AXP product line accounted for $738,000 of the increase in Cell Therapy revenues for the year ended June 30, 2006, as compared to zero for the prior year. Included in the Cell Therapy product line revenues noted was $3,002,000 generated from the sales of BioArchive disposables for fiscal 2006, an increase of $432,000 or 17% over fiscal 2005. A total of 21 BioArchives were sold during fiscal 2006, the same as in the prior fiscal year. Revenues generated by the surgical wound care product line were $1,021,000 for the year ended June 30, 2006, compared to $456,000 for the prior year. The increase is primarily due to an increase in sales of TPD disposables to Biomet and other distributors and an increase in sales of the CryoSeal processing disposable. Royalty and licensing revenues included in the above product lines for the year ended June 30, 2006 was $762,000 compared to $234,000 for fiscal 2005. The increase is primarily due to the amortization of the distribution and license fees paid by GEHC in accordance with the International Distribution Agreement. The revenue increases noted above were offset by a decrease in revenues of $430,000 from our legacy product line, the ThermoLine.
The following represents the Company’s cumulative BioArchive devices in the following geographies:

	June 30
	2006	2005
United States	28	24
Asia	49	44
Europe	33	26
Rest of World	25	20

	135	114

The following represents the Company’s revenues for disposables by product line:

	June 30
	2006	2005
BioArchive	$3,002,000	$2,570,000
CryoSeal	386,000	200,000
TPD	329,000	10,000
AXP	118,000	—

	$3,835,000	$2,780,000

Percentage of total Company revenues	32%	27%

Gross Profit:
Gross profit as a percent of revenues was 36% for the year ended June 30, 2006, as compared to 30% for the year ended June 30, 2005. The improvement in gross profit is primarily due to the increase of higher margin royalty and licensing revenue, a reduction in warranty costs and higher volumes in our higher margin disposable products, primarily the TPD for the year ended June 30, 2006.
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
Research and Development Expenses:
Research and development expenses for the year ended June 30, 2006 were $4,157,000 compared to $5,673,000 for fiscal 2005, a decrease of $1,516,000 or 27%. The decrease is primarily due to a reduction of $777,000 in the costs associated with design and development services for the AXP Platform, which was launched during fiscal 2006 and a decrease of $960,000 in clinical trial costs related to the completed CryoSeal FS human clinical trial.
Management believes that product development and refinement is essential to maintaining the Company’s market position. Therefore, the Company considers these costs as continuing costs of doing business. No assurances can be given that the products or markets recently developed or under development will be successful.

(c) Liquidity and Capital Resources
At June 30, 2007, the Company had a cash and short-term investments balance of $33,379,000 and working capital of $37,759,000. This compares to a cash and short-term investments balance of $38,999,000 and working capital of $42,342,000 at June 30, 2006. The cash was used to fund operations and other cash needs of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $108 million, net of expenses, through common and preferred stock financings and option and warrant exercises.
Net cash used in operating activities for the year ended June 30, 2007 was $7,762,000, primarily due to the net loss of $6,776,000, offset by depreciation and stock based compensation expense of $549,000 and $1,074,000, respectively. Inventories utilized $2,309,000 of cash as a result of increasing the Company’s inventories, primarily in BioArchive and AXP devices, to support our anticipated revenue growth. Investing activities generated $8,459,000 of cash primarily due to short-term investments maturing. Financing activities generated $1,506,000 of cash primarily due to the exercise of options and warrants.
We believe that our currently available cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.
The Company generally does not require extensive capital equipment to produce or sell its current products. In fiscal 2005, the Company spent $232,000, primarily for computers, website development and additional costs associated with the Enterprise Resource Planning (ERP) System prior to the implementation on November 1, 2004. In fiscal 2006, the Company spent $565,000 for software, computers and laboratory equipment. In fiscal 2007, the Company spent $621,000 primarily for office furniture for the new leased facility, manufacturing equipment for the AXP product line and laboratory equipment.
The Company has a contract with an OEM vendor to purchase 190,000 units or $8.7 million of inventory through fiscal 2009. As of June 30, 2007, the Company had purchased 14,485 units or $653,000 of inventory under the contract. The parties are not currently operating under the terms of the contract, but continue to work together on an invoice basis. The contract may be modified in the future.
During the fiscal year ended June 30, 2007, revenues from one significant customer, GEHC, totaled $7,502,000 or 45% of net revenues. During the fiscal year ended June 30, 2006, revenues from three significant customers totaled $6,386,000 or 53% of net revenues. During the fiscal year ended June 30, 2005, revenues from two significant customers totaled $2,374,000 or 23% of net revenues.
At June 30, 2007, the Company had two customers that individually accounted for 30% and 14% of accounts receivable. At June 30, 2006, the Company had three customers that individually accounted for 47%, 14% and 12% of accounts receivable.
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
The Company’s cancelable backlog at June 30, 2007 was $2,246,000.
Off Balance Sheet Arrangements:
As of June 30, 2007, the Company had no off-balance sheet arrangements.

Contractual Obligations:
As of June 30, 2007, the Company had the following contractual obligations and commercial commitments:

Contractual Obligations	Payments Due by Period
		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years
Capital Lease Obligations	$41,000	$16,000	$21,000	$4,000	—
Operating Leases	1,438,000	594,000	485,000	359,000	—
Inventory Purchase Commitments	69,000	69,000	—	—	—

Total Contractual Cash Obligations	$1,548,000	$679,000	$506,000	$363,000	—

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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of ThermoGenesis Corp.
We have audited the accompanying balance sheets of ThermoGenesis Corp. as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15.(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ThermoGenesis Corp. at June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the Notes to Financial Statements, effective July 1, 2005, the Company adopted Statement of Financial Standards No. 123 (revised 2004), “Share-Based Payment”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ThermoGenesis Corp.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Sacramento, California
September 10, 2007

ThermoGenesis Corp.
Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2007	June 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$5,730	$3,527
Short-term investments	27,649	35,472
Accounts receivable, net of allowance for doubtful accounts of $50 ($17 at June 30, 2006)	3,226	3,773
Inventories, net	5,046	2,792
Other current assets	415	462

Total current assets	42,066	46,026
Equipment at cost less accumulated depreciation of $2,605 ($3,024 at June 30, 2006)	1,602	1,489
Other assets	122	88

	$43,790	$47,603

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,074	$1,931
Accrued payroll and related expenses	525	417
Deferred revenue	761	718
Other current liabilities	947	618

Total current liabilities	4,307	3,684

Deferred revenue	1,647	1,921
Long-term portion of capital lease obligations and note payable	24	26

Commitments and contingencies (Footnote 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; Series A convertible preferred stock, 1,077,540 shares issued, none outstanding at June 30, 2007 or 2006	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 55,500,524 issued and outstanding (54,882,952 at June 30, 2006)	56	55
Paid in capital in excess of par	118,384	115,769
Accumulated deficit	(80,628)	(73,852)

Total stockholders’ equity	37,812	41,972

	$43,790	$47,603

See accompanying notes.

ThermoGenesis Corp.
Statements of Operations
(in thousands, except share and per share amounts)

	Years ended June 30
	2007	2006	2005
Revenues:
Product and other revenues	$15,093	$11,488	$10,097
Milestone payments and license fees	1,658	560	80

Net revenues	16,751	12,048	10,177

Cost of revenues:
Cost of product and other revenues	11,294	7,705	7,089
Cost of milestone payments and license fees	260	—	—

Total costs of revenues	11,554	7,705	7,089

Gross profit	5,197	4,343	3,088

Expenses:
Selling, general and administrative	9,630	7,156	5,837
Research and development	4,108	4,157	5,673

Total expenses	13,738	11,313	11,510

Loss before interest and other income, net	(8,541)	(6,970)	(8,422)

Interest and other income, net	1,765	828	202

Net loss	$(6,776)	$(6,142)	$(8,220)

Per share data:
Basic and diluted net loss per common share	$(0.12)	$(0.12)	$(0.18)

Shares used in computing per share data	55,169,977	49,583,823	45,427,047

See accompanying notes.

ThermoGenesis Corp.
Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

		Common	Paid in	Deferred		Total
		stock	capital in	stock	Accumulated	stockholders’
	Shares	Amount	excess of par	compensation	deficit	equity
Balance at June 30, 2004	44,711,871	$45	$80,413	—	$(59,490)	$20,968

Issuance of shares for exercise of options and warrants	501,393	—	1,136	—	—	1,136
Issuance of common shares for services	16,973	—	61	—	—	61
Deferred compensation related to common stock restricted awards	—	—	121	$(121)	—	—
Amortization of deferred stock compensation	—	—	(18)	64	—	46
Issuance of common shares upon conversion of Series A preferred stock	630,000	1	(1)	—	—	—
Issuance of options for services	—	—	40	—	—	40

Net loss	—	—	—	—	(8,220)	(8,220)

Balance at June 30, 2005	45,860,237	46	81,752	(57)	(67,710)	14,031

Issuance of common shares in public offering	8,800,000	9	32,329	—	—	32,338
Issuance of shares for exercise of options and warrants	197,793	—	586	—	—	586
Issuance of common shares to a consultant for services	10,500	—	46	—	—	46
Issuance of common shares and compensation related to common stock restricted awards	14,422	—	(16)	57	—	41
Stock based compensation expense	—	—	1,072	—	—	1,072

Net loss	—	—	—	—	(6,142)	(6,142)

Balance at June 30, 2006	54,882,952	55	115,769	—	(73,852)	41,972

Issuance of shares for exercise of options and warrants	601,349	1	1,521	—	—	1,522
Issuance of common shares and compensation related to common stock restricted awards	16,223	—	20	—	—	20
Stock based compensation expense	—	—	1,074	—	—	1,074

Net loss	—	—	—	—	(6,776)	(6,776)

Balance at June 30, 2007	55,500,524	$56	$118,384	—	$(80,628)	$37,812

See accompanying notes.

ThermoGenesis Corp.
Statements of Cash Flows
(in thousands)

	Years ended June 30
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(6,776)	$(6,142)	$(8,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	549	398	367
Stock based compensation expense	1,074	1,113	86
Accretion of discount on short-term investments	(1,257)	(280)	—
Issuance of common shares for services	20	46	61
Loss on sale/retirement of equipment	31	—	7
Net changes in operating assets and liabilities:
Accounts receivable	547	(856)	190
Inventories	(2,309)	336	(970)
Other current assets	47	87	357
Other assets	(34)	—	(1)
Accounts payable	143	140	82
Accrued payroll and related expenses	108	74	56
Deferred revenue	(231)	2,123	222
Other current liabilities	326	(37)	(168)

Net cash used in operating activities	(7,762)	(2,998)	(7,931)

Cash flows from investing activities:
Purchase of short-term investments	(51,420)	(35,192)	—
Maturities of investments	60,500	—	—
Capital expenditures	(621)	(565)	(232)
Proceeds from sale of equipment	—	—	21

Net cash provided by (used in) investing activities	8,459	(35,757)	(211)

Cash flows from financing activities:
Exercise of stock options	439	96	374
Exercise of warrants	1,083	490	762
Payments on capital lease obligations and note payable	(16)	(210)	(38)
Issuance of common stock	—	32,338	—

Net cash provided by financing activities	1,506	32,714	1,098

Net increase (decrease) in cash and cash equivalents	2,203	(6,041)	(7,044)
Cash and cash equivalents at beginning of year	3,527	9,568	16,612

Cash and cash equivalents at end of year	$5,730	$3,527	$9,568

Supplemental non-cash financing and investing information:
Equipment acquired by note payable/capital lease	$17	$106	$41

Transfer of inventories to equipment	$124	$94	$160

Insurance premium financed by note payable	—	—	$94

Transfer of equipment to inventories	$69	$62	—

See accompanying notes.

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies
Organization and Business
The Company was incorporated in Delaware in July 1986. The Company designs, manufactures and markets automated and semi-automated devices and single-use processing disposables that enable hospitals and blood banks to manufacture a therapeutic dose of stem cells, wound healing proteins or growth factors from a single unit of cord blood or the patient’s own blood in less than one hour. Initially, the Company developed medical devices for ultra rapid freezing and thawing of blood components, which the Company manufactures and distributes to blood banks and hospitals.
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
Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at acquisition cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in interest income. The cost of securities sold is based on the specific identification method.
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
Stock Based Compensation
The Company has four stock-based compensation plans, which are described more fully in Note 7.
Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized for employee options granted in the Statement of Operations for the years ended June 30, 2005, as all such options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal years 2006 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, net of estimated forfeitures, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result, a non-cash charge of $778 and $1,039 was charged to compensation expense for the years ended June 30, 2007 and 2006, respectively.
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

2005
Net loss, as reported	$(8,220)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	107
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,084)

Pro forma net loss	$(9,197)

Basic and diluted net loss per share
As reported	$(0.18)
Pro forma	$(0.20)

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (Continued)
Stock Based Compensation (Continued)

The fair value of the Company’s stock options granted to employees for the years ended June 30, 2007, 2006 and 2005 was estimated using the following weighted-average assumptions:

	2007	2006	2005
Average expected life (years)	3.5	3.8	6.2
Risk-free interest rate	4.7%	4.6%	3.8%
Expected volatility	54%	62%	85%
Dividend yield	0%	0%	0%
The weighted average grant date fair value of options granted during the years ended June 30, 2007, 2006 and 2005 was $1.66, $2.22 and $2.83, respectively.
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
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which consist of stock options, warrants and common stock restricted awards, that were not included in diluted net loss per common share, were 2,995,417, 2,963,410 and 3,017,115 as of June 30, 2007, 2006 and 2005, respectively.
Reclassifications
Certain amounts in the prior year’s financial statements have been reclassified to conform with the 2007 presentation.

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (Continued)
New Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 was adopted on July 1, 2006 and did not have a material impact on the Company’s financial statements.
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

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
2. Short-term Investments
The following is a summary of held-to-maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2007
Mortgage-backed securities of government sponsored enterprises	$27,649	$2	$10	$27,641

Maturity Date:
Less than 90 days	$12,902			$12,903
Due in 91-365 days	14,747			14,738

	$27,649			$27,641

June 30, 2006
Mortgage-backed securities of government sponsored enterprises	$19,799	—	$36	$19,763
U.S. government and agency securities	15,673	—	2	15,671

Total	$35,472	—	$38	$35,434

The aggregate amount of unrealized losses and fair value of short term investments, which are not deemed to be other-than-temporarily impaired and less than twelve months are:

	Aggregate	Unrealized
	Fair Value	Loss
June 30, 2007
Mortgage-backed securities	$13,823	$10

June 30, 2006
Mortgage-backed securities	$19,763	$36
U.S. government and agency securities	7,851	2

Total	$27,614	$38

Management has concluded that the unrealized losses on these investments are temporary, as the duration of the decline in the value of the investments has been short; the extent of the decline, both in dollars and percentage of cost is not considered significant; and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is recovered.

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
3. Inventories
Inventories consisted of the following at June 30:

	2007	2006
Raw materials	$2,380	$1,563
Work in process	1,334	1,433
Finished goods	2,247	570
Reserve	(915)	(774)

	$5,046	$2,792

Included in the Company’s inventory reserve at June 30, 2007 and 2006 was $638 and $459, respectively, related to CryoSeal FS System products which is based on inventory levels in excess of forecasted demand for the product. The remainder of the reserve relates to the BioArchive System and ThermoLine inventory which have been identified as slow-moving or potentially obsolete.
4. Equipment
Equipment consisted of the following at June 30:

	2007	2006	Estimated Useful Life
Machinery and equipment	$2,140	$2,511	5-10 years or lease term
Computer and software	1,196	1,298	2-5 years
Office equipment	654	505	5-10 years
Leasehold improvements	217	199	5 years or lease term

	4,207	4,513

Less accumulated depreciation and amortization	(2,605)	(3,024)

	$1,602	$1,489

5. Other Current Liabilities
Other current liabilities consisted of the following at June 30:

	2007	2006
Accrued warranty reserves	$302	$74
Accrued professional fees	361	213
Other prepayments	129	124
Deferred rent	54	74
Accrued commissions	34	67
Other accrued liabilities	67	66

	$947	$618

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
6. Commitments and Contingencies
Operating Leases

The Company leases its facilities pursuant to two operating leases, which contain scheduled rent increases. One facility lease expires in 2009, is non-cancelable and includes an option to renew for a five year term. The other facility lease expires in 2012, is cancelable after 36 months and does not have an option to renew. The Company recognizes rent expense on a straight-line basis over the terms of the respective facility lease. The annual future minimum lease payments for the non-cancelable operating leases are as follows:

2008	$594
2009	291
2010	194
2011	202
2012	157
Thereafter	—

Total	$1,438

Rent expense was $552, $462 and $458 for the years ended June 30, 2007, 2006 and 2005, respectively.
Capital Leases
The Company leases certain equipment under capital leases. The following amounts are included in assets as equipment under these capital leases as of June 30:

	2007	2006
Cost	$58	$42
Less: accumulated amortization	23	10

Net assets under capital leases	$35	$32

The future minimum lease payments under capital leases are as follows:

Year ending June 30:

2008	$16
2009	16
2010	5
2011	4

Total minimum lease payments	41
Less: amount representing interest	3

Present value of minimum lease payments	38
Less: current portion	14

Long term portion	$24

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
6. Commitments and Contingencies (Continued)
Note Payable
The Company entered into a note payable with a financial institution to purchase a vehicle for field service personnel in January 2003 for $36. The note bears interest at 9.90%, requires monthly payments of principal and interest of $1 and matures on January 5, 2008. The Company prepaid the note in full in fiscal 2007.
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
Warranty
The Company offers a one-year warranty for parts only on all of its products. In addition, the Company’s one-year warranty for the BioArchive device includes labor and travel. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s product liability which is included in accrued liabilities during the period are as follows:

	For years ended June 30,
	2007	2006
Beginning balance	$74	$103
Warranties issued during the period	214	128
Settlements made during the period	(253)	(82)
Changes in liability for pre-existing warranties during the period, including expirations	267	(75)

Ending balance	$302	$74

7. Stockholders’ Equity
Common Stock
On February 3, 2006, the Company completed a public offering of 8,800,000 shares of its common stock, which included the over allotment option completed in March 2006, at $4.00 per share. Net proceeds after expenses from the offering were approximately $32,338.
As of June 30, 2007, the Company had 5,995,781 shares of common stock reserved for future issuance.

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
7. Stockholders’ Equity (Continued)
Warrants
In conjunction with a private placement on March 28, 2003, the Company issued three year warrants representing the right to acquire an additional 11,976 shares of the Company’s common stock at $2.39 per share. The warrants were fully vested upon issuance and expired in March 2006.
In conjunction with a private placement on March 26, 2002, five year warrants were issued, representing the right to acquire an additional 723,362 shares of common stock at $3.07 per share. The warrants vested immediately and expired in March 2007.
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
A summary of warrant activity for the three years ended June 30, 2007 follows:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	Per Share
Balance at June 30, 2004	951,195	$2.84

Warrants granted	—	—
Warrants canceled	—	—
Warrants exercised	(307,246)	$2.50

Outstanding and exercisable at June 30, 2005	643,949	$3.00

Warrants granted	—	—
Warrants canceled	(83,699)	$2.81
Warrants exercised	(166,888)	$2.94

Outstanding and exercisable at June 30, 2006	393,362	$3.07

Warrants granted	—
Warrants canceled	(40,862)	$3.07
Warrants exercised	(352,500)	$3.07

Outstanding and exercisable at June 30, 2007	—

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
7. Stockholders’ Equity (Continued)
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
The 2006 Equity Incentive Plan (“2006 Plan”) permits the grant of options, restricted stock, stock bonuses and stock appreciation rights to employees, directors and consultants. Under the 2006 Plan, the number of shares of common stock equal to 6% of the number of outstanding shares of the Company are authorized to be issued. The number of shares available to grant for awards adjusts at the beginning of each fiscal year if additional shares of common stock were issued in the preceding fiscal year. As of June 30, 2007 there were 3,292,977 shares approved under the Plan for issuance.
Stock Compensation Expense
At June 30, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $786, net of estimated forfeitures of $75. This cost will be amortized on a straight-line basis over a weighted-average period of approximately two years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of options vested during the years ended June 30, 2007, 2006 and 2005 was $789, $955 and $905.

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
7. Stockholders’ Equity (Continued)
Stock Compensation Expense (Continued)
The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at June 30, 2006	2,539,321	$2.72	3.3	$3,737

Granted	351,326	$3.83
Forfeited or Expired	(170,881)	$3.86
Exercised	(248,849)	$1.76

Outstanding at June 30, 2007	2,470,917	$2.89	2.6	$1,046

Vested and Expected to Vest at June 30, 2007	2,424,746	$2.87	2.6	$1,046

Exercisable at June 30, 2007	1,929,769	$2.58	2.4	$1,046
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 1,333,651 options that were in-the-money at June 30, 2007. During the years ended June 30, 2007, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $278, $46 and $701, respectively, determined as of the date of option exercise.
The following table summarizes information about stock options outstanding at June 30, 2007:

		Weighted-	Weighted-
Range of		Average	Average		Weighted-
Exercise	Number	Remaining	Exercise	Number	Average
Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price
$1.125 - $1.60	205,651	0.2	$1.25	205,651	$1.25
$1.81 - $2.12	1,128,000	2.0	$2.11	1,128,000	$2.11
$2.88 - $4.30	964,766	3.5	$3.79	488,285	$3.69
$4.42 - $5.88	172,500	3.5	$4.95	107,833	$5.00

Total	2,470,917	2.6	$2.89	1,929,769	$2.58

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
7. Stockholders’ Equity (Continued)
Common Stock Restricted Awards
On April 26, 2007, the Company’s Chief Executive Officer (“incumbent CEO”) was granted 500,000 shares of restricted common stock with three year vesting. The grant has a value of $1,700 based on the fair market value of the Company’s stock on the grant date. The vesting is subject to acceleration upon certain conditions: (1) entry into the Employment Agreement for a term of three years, (2) Company’s engagement of a new Chief Executive Officer (“new CEO”) and confirmation by the Board of Directors and (3) development and Board approval of a transition plan for the new CEO and transition of the incumbent CEO to the position of Chief Technology Architect. However, in accordance with the 2006 Plan, performance based stock option awards must have a minimum vesting period of at least one year. The Company considers it probable that the performance condition will be met within one year of the grant date; therefore, the compensation expense of $1,700 is being amortized over one year of which $283 has been included in selling, general and administration expense in the accompanying statement of operations in fiscal 2007.
During fiscal 2007, the Company’s Compensation Committee granted 10,000 shares of restricted common stock to an officer, one half vesting immediately and one half on the first anniversary of the grant date. The shares had a fair market value of $3.40 per share on the date of grant.
On August 9, 2004, the Company’s Compensation Committee approved the grant of 50,914 shares of restricted common stock to selected members of management and key employees, excluding its executive officers, which had a fair market value of $3.58 per share on the date of grant. These common stock restricted awards vest in three equal installments, on the date of grant and the first and second anniversary of the grant date. The Company recorded deferred stock compensation of $182 based on the closing market price of the Company’s common stock on the date of grant. One third vested immediately on the grant date and the remaining value will be amortized on a straight-line basis over the remaining two year service period. In accordance with FAS 123(R), on July 1, 2005 the Company reversed the deferred stock compensation balance of $57 against additional paid-in-capital.
The following is a summary of restricted stock activity during the year ended June 30, 2007:

	Number of	Grant Date
	Shares	Fair Value
Outstanding at June 30, 2006	11,000	$40

Granted	510,000	1,734
Vested	(16,000)	(57)
Forfeited	—	—

Outstanding at June 30, 2007	505,000	$1,717

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
7. Stockholders’ Equity (Continued)
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
8. Major Customers and Foreign Sales
At June 30, 2007, the Company had two customers that individually accounted for 30% and 14% of accounts receivable. At June 30, 2006, the Company had three customers that individually accounted for 47%, 14% and 12% of accounts receivable.
During the fiscal year ended June 30, 2007, revenues from one significant customer totaled $7,502 or 45% of net revenues. During the fiscal year ended June 30, 2006, revenues from three significant customers totaled $6,386 or 53% of net revenues. During the fiscal year ended June 30, 2005, revenues from two significant customers totaled $2,374 or 23% of net revenues.

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
8.	Major Customers and Foreign Sales (Continued)
If the relationship between the Company and these customers were altered, it could have a material impact on the Company’s financial position, cash flows or results of operations.
The following is a summary of product revenues as a percentage of total net revenues for the Company's principal product lines:

	2007	2006	2005
BioArchive	48%	61%	66%
AXP	19%	6%	0%
Thermoline	13%	16%	21%
CryoSeal	7%	7%	4%

The Company had sales to customers as follows for the years ended June 30:

	2007	2006	2005
Europe	$4,625	$3,046	$1,708
United States	8,579	4,632	3,367
Asia	2,588	2,703	3,016
South America	802	1,394	1,394
Other	157	273	692

	$16,751	$12,048	$10,177

9. Income Taxes
The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate of 34% to income tax expense is as follows for the years ended June 30:

	2007	2006	2005
Statutory federal income tax benefit	$(2,304)	$(2,088)	$(2,795)
Net operating loss with no tax benefit	2,304	2,088	2,795

Total federal income tax	$—	$—	$—

At June 30, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $66,364 and $31,472 respectively, that are available to offset future income. The federal and state loss carryforwards expire in various years between 2008 and 2027, and 2013 and 2017, respectively.
At June 30, 2007, the Company has research and experimentation credit carryforwards of approximately $867 for federal tax purposes that expire in various years between 2008 and 2027, and $822 for state income tax purposes that do not have an expiration date.

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
9.	Income Taxes (Continued)
Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	June 30, 2007	June 30, 2006
Deferred tax assets:
Net operating loss carry-forwards	$24,300	$22,708
Income tax credits	1,428	1,085
Deferred revenue	962	1,055
Capitalized research costs	380	486
Other	1,659	1,011

Total deferred taxes	28,729	26,345
Valuation allowance	(28,729)	(26,345)

Net deferred taxes	$—	$—

The valuation allowance increased by approximately $2,384, $2,707 and $2,560 in 2007, 2006 and 2005, respectively. As of June 30, 2007, the Company has a benefit of approximately $1,758 related to stock option deductions, which will be credited to paid-in capital when realized, of which $1,624 is included in the valuation allowance.
Because of the “change of ownership” provisions of the Tax Reform Act of 1986, a portion of the Company’s federal net operating loss and credit carryovers may be subject to an annual limitation regarding their utilization against taxable income in future periods.
10.	Employee Retirement Plan
The Company sponsors an Employee Retirement Plan, generally available to all employees, in accordance with Section 401(k) of the Internal Revenue Code. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees’ contributions. No Company contributions have been made to the Plan as of June 30, 2007.

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
11.	Unaudited Quarterly Financial Data
The following tables provide quarterly data for fiscal years ended June 30, 2007 and 2006.

		Second
	First Quarter	Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	September 30,	December 31,	March 31,	June 30,
	2006	2006	2007	2007

Net revenues	$4,305	$3,716	$5,210	$3,520

Gross Profit	$1,712	$789	$1,772	$924

Net loss	$(1,096)	$(2,030)	$(1,037)	$(2,613)

Per share data:

Basic and diluted net loss per common share	$(0.02)	$(0.04)	$(0.02)	$(0.05)

Shares used in computing per share data	54,903,767	55,140,675	55,266,175	55,369,291

	First quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	September 30,	December 31,	March 31,	June 30,
	2005	2005	2006	2006

Net revenues	$2,116	$3,127	$3,248	$3,557

Gross Profit	$587	$1,122	$1,316	$1,318

Net loss	$(2,016)	$(1,752)	$(892)	$(1,482)

Per share data:

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.02)	$(0.03)

Shares used in computing per share data	45,917,502	45,965,859	51,584,192	54,867,737

THERMOGENESIS CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer along with the Company’s Principal Financial Officer, of the effectiveness of the design of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of the Company’s fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Principal Executive officer along with the Company’s Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2007.
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
The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, which appears on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of ThermoGenesis Corp.
     We have audited ThermoGenesis Corp’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ThermoGenesis Corp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, ThermoGenesis Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of ThermoGenesis Corp. as of June 30, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 of ThermoGenesis Corp. Our audits also included the financial statement schedule listed in the Index of Item 15.(a)(2). Our report dated September 10, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Sacramento, California
September 10, 2007

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect it’s internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders. We have adopted a Code of Ethics applicable to all employees including our CEO and CFO. A copy of the Code of Ethics is available at www.thermogenesis.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

Exhibit Description
3.1	(a) Amended and Restated Certificate of Incorporation (1)

(b) Revised Bylaws (2)

10.1	(a) Executive Development and Distribution Agreement between ThermoGenesis Corp. and Daido Hoxan Inc. (3)

(b) License Agreement with Pall/Medsep Corporation (4)

(c) Securities Purchase Agreement dated March 10, 2004 (form) (5)

(d) Amended 2002 Independent Directors Equity Incentive Plan (6)

(e) Distribution and License Agreement with Asahi Kasei Medical Co., Ltd. (7)

(f) Supply Agreement with Cell Factors Technology, Inc. (8)

(g) Employment Agreement for Matthew Plavan (9)

(h) International Distribution Agreement with Amersham Biosciences AB (10)

(i) OEM Supply Agreement with Medtronic, Inc. (11)

(j) Employment Agreement with Dennis Marr (12)

(k) Employment Agreement with John Chapman (13)

(l) Product Development and Supply Agreement with Biomet Biologics (14)

(m) First Amendment License Agreement (Clotalyst) (15)

(n) Employment Agreement with Phil Coelho (16)

14	Amended and Restated Code of Ethics (17)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibit Index

(1)	Incorporated by reference to ThermoGenesis’ proxy statement for the Special Meeting hold on December 5, 2005.

(2)	Incorporated by reference to Form 10-KSB for the year ended June 30, 1994.

(3)	Incorporated by reference to Form 8-K dated June 9, 1995.

(4)	Incorporated by reference to Form 8-K dated April 14, 1997.

(5)	Incorporated by reference to Form 8-K dated March 10, 2004.

(6)	Incorporated by reference to Form 8-K dated December 15, 2004.

(7)	Incorporated by reference to Form 8-K dated March 28, 2005.

(8)	Incorporated by reference to Form 8-K dated March 29, 2005.

(9)	Incorporated by reference to Form 8-K dated May 5, 2005.

(10)	Incorporated by reference to Form 8-K dated October 13, 2005.

(11)	Incorporated by reference to Form 8-K dated November 4, 2005.

(12)	Incorporated by reference to Form 8-K dated January 17, 2006.

(13)	Incorporated by reference to Form 10-K for the year ended June 30, 2006.

(14)	Incorporated by reference to Form 8-K dated August 3, 2006.

(15)	Incorporated by reference to Form 10-K for quarter ended March 31, 2007.

(16)	Incorporated by reference to Form 8-K dated April 30, 2007.

(17)	Incorporated by reference to ThermoGenesis’ proxy statement for the Annual Meeting held on October 28, 2005.

GLOSSARY OF CERTAIN TECHNICAL TERMS
510(k): Formal notification to FDA to obtain clearance to market the medical device. The device must be substantially equivalent to devices manufactured prior to 1976, or which have been found substantially equivalent after that date.
ADULT STEM CELLS: All non-embryonic stem cells.
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
DERMAL: Skin.
DEWAR: Container that keeps its contents at a constant and generally low temperature by means of two external walls between which a vacuum is maintained.
FIBRINOGEN: A blood protein that is converted to fibrin in the clotting of blood.
HEMOSTATIC: (1) Checking the flow of blood; (2) an agent that stops the flow of blood.
ISCHEMIA: Deficient supply of blood to a body part.
REGENERATIVE MEDICINE: The process of creating living, functional tissues to repair or replace tissue or organ function lost due to age, disease, damage, or congenital defects.
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

ThermoGenesis Corp.

Date: September 11, 2007	By:	/s/ WILLIAM R. OSGOOD

William R. Osgood, Ph.D., Chief Executive Officer & Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM R. OSGOOD William R. Osgood, Ph.D., Chief Executive Officer & Director (Principal Executive Officer)	Date: September 11, 2007

By:	/s/ MATTHEW T. PLAVAN Matthew T. Plavan, Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: September 11, 2007

By:	/s/ PHILIP H. COELHO Philip H. Coelho, Chief Technology Architect and Chairman of the Board	Dated: September 11, 2007

By:	/s/ HUBERT HUCKEL Hubert Huckel, M.D., Director	Dated: September 11, 2007

By:	/s/ PATRICK MCENANY Patrick McEnany, Director	Dated: September 11, 2007

By:	/s/ WOODROW A. MYERS Woodrow Myers, M.D., Director	Dated: September 11, 2007

SCHEDULE II
THERMOGENESIS CORP.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

	Balance at	Charged to	Charged to		Balance at
	beginning of	cost and	other		end of
Description	period	expenses	accounts	Deductions	period
For the year ended June 30, 2007
Allowance for doubtful accounts:	$17	$50	—	$17	$50
Reserve for slow moving, obsolete or unusable inventory:	$774	$200	—	$59	$915
For the year ended June 30, 2006
Allowance for doubtful accounts:	$41	—	—	$24	$17
Reserve for slow moving, obsolete or unusable inventory:	$632	$212	—	$70	$774
For the year ended June 30, 2005
Allowance for doubtful accounts:	$61	$9	—	$29	$41
Reserve for slow moving, obsolete or unusable inventory:	$502	$169	—	$39	$632

Exhibit Index

Exhibit Description
3.1	(a) Amended and Restated Certificate of Incorporation (1)

(b) Revised Bylaws (2)

10.1	(a) Executive Development and Distribution Agreement between ThermoGenesis Corp. and Daido Hoxan Inc. (3)

(b) License Agreement with Pall/Medsep Corporation (4)

(c) Securities Purchase Agreement dated March 10, 2004 (form) (5)

(d) Amended 2002 Independent Directors Equity Incentive Plan (6)

(e) Distribution and License Agreement with Asahi Kasei Medical Co., Ltd. (7)

(f) Supply Agreement with Cell Factors Technology, Inc. (8)

(g) Employment Agreement for Matthew Plavan (9)

(h) International Distribution Agreement with Amersham Biosciences AB (10)

(i) OEM Supply Agreement with Medtronic, Inc. (11)

(j) Employment Agreement with Dennis Marr (12)

(k) Employment Agreement with John Chapman (13)

(l) Product Development and Supply Agreement with Biomet Biologics (14)

(m) First Amendment License Agreement (Clotalyst) (15)

(n) Employment Agreement with Phil Coelho (16)

14	Amended and Restated Code of Ethics (17)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibit Index

(1)	Incorporated by reference to ThermoGenesis’ proxy statement for the Special Meeting hold on December 5, 2005.

(2)	Incorporated by reference to Form 10-KSB for the year ended June 30, 1994.

(3)	Incorporated by reference to Form 8-K dated June 9, 1995.

(4)	Incorporated by reference to Form 8-K dated April 14, 1997.

(5)	Incorporated by reference to Form 8-K dated March 10, 2004.

(6)	Incorporated by reference to Form 8-K dated December 15, 2004.

(7)	Incorporated by reference to Form 8-K dated March 28, 2005.

(8)	Incorporated by reference to Form 8-K dated March 29, 2005.

(9)	Incorporated by reference to Form 8-K dated May 5, 2005.

(10)	Incorporated by reference to Form 8-K dated October 13, 2005.

(11)	Incorporated by reference to Form 8-K dated November 4, 2005.

(12)	Incorporated by reference to Form 8-K dated January 17, 2006.

(13)	Incorporated by reference to Form 10-K for the year ended June 30, 2006.

(14)	Incorporated by reference to Form 8-K dated August 3, 2006.

(15)	Incorporated by reference to Form 10-K for quarter ended March 31, 2007.

(16)	Incorporated by reference to Form 8-K dated April 30, 2007.

(17)	Incorporated by reference to ThermoGenesis’ proxy statement for the Annual Meeting held on October 28, 2005.