Form 10-Q
period 2007-09-30
THERMOGENESIS CORP
filed 2007-11-09
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition from                      to                     .
Commission File Number: 333-82900
ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)
2711 Citrus Road
Rancho Cordova, California 95742
Address of principal executive offices) (Zip Code)
(916) 858-5100
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
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes     ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2007

Common stock, $.001 par value	55,701,175

ThermoGenesis Corp.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ThermoGenesis Corp.
Condensed Balance Sheets (Unaudited)

	September 30,	June 30,
(in thousands, except share and per share amounts)	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,640	$5,730
Short-term investments	24,710	27,649
Accounts receivable, net of allowance for doubtful accounts of $37 ($50 at June 30, 2007)	2,967	3,226
Inventories, net	5,780	5,046
Other current assets	381	415

Total current assets	40,478	42,066

Equipment at cost less accumulated depreciation of $2,635 ($2,605 at June 30, 2007)	1,621	1,602
Other assets	109	122

	$42,208	$43,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,000	$2,074
Accrued payroll and related expenses	363	525
Deferred revenue	767	761
Other current liabilities	1,174	947

Total current liabilities	4,304	4,307

Deferred revenue	1,479	1,647
Long-term portion of capital lease obligations	19	24

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 55,701,175 issued and outstanding (55,500,524 at June 30, 2007)	56	56
Paid in capital in excess of par	119,278	118,384
Accumulated deficit	(82,928)	(80,628)

Total stockholders’ equity	36,406	37,812

	$42,208	$43,790

See accompanying notes to financial statements.

ThermoGenesis Corp.
Condensed Statements of Operations (Unaudited)

	Three Months Ended
	September 30,
(in thousands, except share and per share amounts)	2007	2006
Product and other revenues	$3,383	$3,819
Milestone payments and license fees	249	486

Net revenues	3,632	4,305

Cost of product and other revenues	2,355	2,529
Cost of milestone payments and license fees	68	64

Cost of revenues	2,423	2,593

Gross profit	1,209	1,712

Expenses:

Selling, general and administrative	2,420	2,312

Research and development	1,496	962

Total operating expenses	3,916	3,274

Interest and other income, net	407	466

Net loss	$(2,300)	$(1,096)

Per share data:

Basic and diluted net loss per common share	$(0.04)	$(0.02)

Shares used in computing per share data	55,659,508	54,903,767

See accompanying notes to financial statements.

ThermoGenesis Corp.
Condensed Statements of Cash Flows (Unaudited)
Three Months Ended September 30, 2007 and 2006

(in thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(2,300)	$(1,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136	111
Stock based compensation expense	628	342
Accretion of discount on short-term investments	(295)	(377)
Net change in operating assets and liabilities:
Accounts receivable	259	424
Inventories	(716)	(455)
Other current assets	34	44
Other assets	13	(8)
Accounts payable	(74)	(13)
Accrued payroll and related expenses	(162)	(116)
Deferred revenue	(162)	(188)
Other current liabilities	227	298

Net cash used in operating activities	(2,412)	(1,034)

Cash flows from investing activities:
Capital expenditures	(173)	(52)
Purchase of investments	(9,766)	(7,848)
Maturities of investments	13,000	12,000

Net cash provided by investing activities	3,061	4,100

Cash flows from financing activities:
Payments on capital lease obligations	(5)	(4)
Exercise of stock options and warrants	266	86

Net cash provided by financing activities	261	82

Net increase in cash and cash equivalents	910	3,148

Cash and cash equivalents at beginning of period	5,730	3,527

Cash and cash equivalents at end of period	$6,640	$6,675

Supplemental non-cash flow information:
Transfer of inventory to equipment	—	$36

Transfer of equipment to inventory	$18	$20

See accompanying notes to financial statements

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited)
1. Summary of Significant Accounting Policies
Interim Reporting
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on ThermoGenesis Corp’s (the “Company”) net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
The balance sheet at June 30, 2007, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited) (Continued)
1. Summary of Significant Accounting Policies (Continued)
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which consist of stock options, warrants and common stock restricted awards that were not included in diluted net loss per common share were 3,557,270 and 2,953,633 as of September 30, 2007 and 2006.
Recent Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS No. 159 on its financial statements.
2. Investments
The following is a summary of held-to-maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2007
Mortgage-backed securities of government sponsored enterprises	$24,710	$24	$2	$24,732

Maturity Date:
Less than 90 days	$11,904			$11,915
Due in 91-365 days	12,806			12,817

	$24,710			$24,732

June 30, 2007
Mortgage-backed securities of government sponsored enterprises	$27,649	$2	$10	$27,641

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited) (Continued)
2. Investments (Continued)
The aggregate amount of unrealized losses and fair value of short term investments, which are not deemed to be other-than-temporarily impaired and less than twelve months are:

	Aggregate	Unrealized
	Fair Value	Loss
September 30, 2007
Mortgage-backed securities of government sponsored enterprises	$6,914	$2

Management has concluded that the unrealized losses on these investments are temporary, as the duration of the decline in the value of the investments has been short; the extent of the decline, both in dollars and percentage of cost is not considered significant; and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is recorded.
3. Inventories
Inventories consisted of the following at:

(in thousands)	September 30, 2007	June 30, 2007
Raw materials	$2,395	$2,380
Work in process	1,749	1,334
Finished goods	2,557	2,247
Reserve	(921)	(915)

	$5,780	$5,046

Included in the Company’s inventory reserve at September 30, 2007 and June 30, 2007 were $639 and $638, respectively, related to CryoSeal® FS System inventory products, which are based on inventory levels in excess of forecasted demand for the product. The remainder of the reserve relates to inventory for other product lines which have been identified as slow-moving or potentially obsolete.

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited) (Continued)
4. Commitments and Contingencies
Warranty
The Company offers a one-year warranty for parts only on all of its non-disposable products. In addition, the Company’s one-year warranty for the BioArchive® System includes labor and travel. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s product liability during the period are as follows:

(in thousands)
July 1, 2007 balance	$302
Warranties issued during the period	44
Settlements made during the period	(23)
Changes in liability for pre-existing warranties during the period, including expirations	104

Balance at September 30, 2007	$427

5. Stockholder’s Equity
Stock Based Compensation
The Company recorded stock-based compensation of $628,000 and $339,000 for the three months ended September 30, 2007 and 2006.
The following is a summary of option activity for the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(in thousands, except shares,	Number of	Exercise	Contractual	Intrinsic
share price and term)	Shares	Price	Life	Value
Outstanding at June 30, 2007	2,470,917	$2.89	2.6	$1,046

Granted	958,000	$2.34
Forfeited or Expired	(245,496)	$3.40
Exercised	(200,651)	$1.33

Outstanding at September 30, 2007	2,982,770	$2.78	2.9	$132

Vested and Expected to Vest at September 30, 2007	2,914,728	$2.77	2.9	$132

Exercisable at September 30, 2007	1,596,068	$2.65	2.3	$130

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited) (Continued)
5. Stockholder’s Equity (Continued)
Stock Based Compensation (Continued)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 1,158,000 options that were in-the-money at September 30, 2007. During the three months ended September 30, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $248 and $81, respectively, determined as of the date of option exercise.
6. Income Taxes
Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109 (SFAS 109). There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since inception. The tax years 1993-2007 remain open to examination by the major taxing jurisdictions to which we are subject. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. There were no unrecognized tax benefits during all the periods presented.
We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and deferred revenue. The net deferred tax asset has been fully offset by a valuation allowance because of our history of losses. Utilization of operating losses and credits may be subject to annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three Months Ended September 30, 2007 and 2006
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company’s actual results and could cause actual results for fiscal year 2008, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, the risks associated with initiating manufacturing for new products, and the risk factors listed from time to time in the Company’s Securities and Exchange Commission (“SEC”) reports, including, in particular, the factors and discussion in the Company’s Form 10-K for its last fiscal year.
Succession Planning, Governance and Growth
On July 27, 2007, we appointed William Osgood as our new Chief Executive Officer, and our former Chief Executive Officer assumed the role of Chief Technology Architect. Subsequent to this change, we also appointed Dr. Hubert Huckel as a non-executive Chairman of the Board of Directors. We continue to pursue additional independent directors through an executive search firm retained by the Governance & Nominating Committee.
Overview
We are principally a leading supplier of innovative products that process, cryopreserve and store and administer therapeutic doses of adult stem cells for treatment of disease and injury. These stem cells typically originate from the blood or tissue from donated placental cord blood or the bone marrow of the patient to be treated. The Stem Cell therapy market is a broad, rapidly growing field of medicine that involves the collection, purification, manipulation and administration of stem cells, to treat malignant or genetic blood diseases, tailored to individual patients. This methodology of personalized treatment is considerably different than practices with generic conventional pharmaceutical drugs. Pharmaceutical drugs are produced in large quantities and are effective on most patients with similar underlying medical conditions. Additionally, these drugs typically consist of inert materials that can be stored in medicine cabinets at room temperature. In contrast, “personalized” cell therapies are manufactured one at a time, are intended for a single patient and must be used immediately or, if stored, require precision freezing and extremely low storage temperatures (-196°C in some cases) in order to preserve the viability of the cells.
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
for the Three Months Ended September 30, 2007 and 2006 (Continued)
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
The AXP(™) AutoXpress Platform (AXP) is an innovative product which semi-automates the isolation and concentration of stem cells from cord blood into a fixed 20 ml volume in a functionally closed sterile environment. It includes a compact battery powered device and a proprietary disposable bag set. The AXP has been commercially available since March 2006, marketed under a Master File with the FDA. In October 2007, the Company received 510k clearance from the FDA for the use of the AXP in the processing of cord blood for cryopreservation. The AXP Platform replaces the current clinical process which is typically an 18-step manual method over a ninety (90) minute period with a semi-automated process requiring only thirty (30) minutes. The manual process requires the introduction of sedimentation agents or density gradient media into the cord blood and requires a clean room along with trained technicians to accomplish. The AXP Platform completes its processing without these agents or media with a higher cell recovery rate in a functionally closed bag set in thirty (30) minutes. Included in the set is a 25 ml freezing bag which can be archived in the BioArchive System.
The CryoSeal FS System produces a second-generation surgical sealant which harvests the two interactive protein component solutions of a fibrin sealant: (1) the wound healing proteins of fibrinogen, fibronectin, Factor VIII, von Willebrands Factor and Factor XIII and (2) the activating enzyme, thrombin from the patient’s own blood. When combined at the bleeding wound site, the two components form an adhesive gel that stops bleeding and bonds tissue. This advanced surgical sealant may be manufactured in either hospitals or blood centers and competes with conventional fibrin sealants, sourced from “pools” of plasma purchased from up to ten thousand individuals.
On July 30, 2007, the Company announced that it had received FDA clearance to market the CryoSeal FS System’s autologous fibrin sealant, as an adjunct to hemostasis in liver resection surgery. In Japan, our distributor, Asahi has completed enrollment in their pivotal clinical trial and filed their PMA equivalent in March 2005 with approval expected during fiscal 2009. The Company has received CE Mark approval for the system enabling its sale and use in Europe. However, we have not been able to meaningfully penetrate the market with this product and revenues have lagged expectations. Over the last several years while marketing the CryoSeal in numerous European countries, we and our distributors have faced substantial country specific regulatory, cost-reimbursement and product registration requirements that have negatively impacted our ability to sell the product and grow revenues. Compliance with these requirements has been more complicated than we anticipated, requiring far more time and the consumption of more of our resources than we originally projected.
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
for the Three Months Ended September 30, 2007 and 2006 (Continued)
Our Products (continued)
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
The Thrombin Processing Device™ (TPD), a product line extension of the CryoSeal System, is a small stand alone disposable that isolates and captures activated autologous thrombin from approximately 11 ml of patient blood plasma. Thrombin is used as a topical hemostatic agent for minor bleeding sites, to treat pseudoaneurysms and to release growth factors from platelets.
The Company’s legacy is in its ThermoLine™ products for ultra rapid freezing and thawing of blood components, which the Company distributes to blood banks and hospitals. We are currently evaluating our divestiture options for the ThermoLine consistent with our strategic direction emphasizing the cell therapy and surgical wound care market.
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
for the Three Months Ended September 30, 2007 and 2006 (Continued)
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

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three Months Ended September 30, 2007 and 2006 (Continued)
Critical Accounting Policies (Continued)
Revenue Recognition (Continued):
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

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three Months Ended September 30, 2007 and 2006 (Continued)
Critical Accounting Policies (Continued)
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
Results of Operations for the Three Months Ended September 30, 2007 as Compared to the Three Months Ended September 30, 2006
Net Revenues:
Revenues for the three months ended September 30, 2007 were $3,632,000, compared to $4,305,000 for the three months ended September 30, 2006, a decrease of $673,000 or 16%. This is primarily due to a decrease in BioArchive device shipments, seven in the first quarter of fiscal 2007 versus three in the current quarter, which contributed to a decrease in revenues of $760,000. Additionally, there was a decrease in revenues of $490,000 as there were no AXP devices sold in the current quarter as compared to the prior year due to the device being on hold until certain quality enhancements could be completed. The Company anticipates sales of AXP devices to resume in the second quarter of fiscal 2008. Offsetting the decreases was an increase in sales of AXP disposables of $700,000.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three Months Ended September 30, 2007 and 2006 (Continued)
Critical Accounting Policies (Continued)
Net Revenues (Continued):
The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	September 30,
	2007	2006
United States	34	29
Asia	56	52
Europe	42	36
Rest of World	26	25

	158	142

The following represents the Company’s revenues for disposables by product line:

	September 30,
	2007	2006
BioArchive	$809,000	$787,000
AXP	718,000	1,000
TPD	91,000	95,000
CryoSeal	291,000	117,000

	$1,909,000	$1,000,000

Percentage of total Company revenues	53%	23%

Gross Profit:
The Company’s gross profit was $1,209,000 or 33% of net revenues for the three months ended September 30, 2007, as compared to $1,712,000 or 40% for the corresponding fiscal 2007 period. The decrease in gross profit is primarily due to higher warranty costs associated with the AXP device and docking station and the destruction of lots and product testing as part of the quality assurance program of the AXP bagset disposables.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $2,420,000 for the three months ended September 30, 2007, compared to $2,312,000 for the comparable fiscal 2007 period, an increase of $108,000 or 5%. The increase is primarily due to an increase in salary and benefits for additional sales and marketing personnel.

ThermoGenesis Corp.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three Months Ended September 30, 2007 and 2006 (Continued)
Results of Operations (Continued)
Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses for the three months ended September 30, 2007, were $1,496,000 compared to $962,000 for the corresponding fiscal 2007 period, an increase of $534,000 or 56%. The increase is primarily due to salaries, benefits and stock compensation related to the Chief Technology Architect, a new position filled by the Company’s former Chief Executive Officer as of August 1, 2007 as part of the succession plan and payments made to UC Davis in connection with a collaboration agreement to develop stem cell treatments.
Liquidity and Capital Resources
At September 30, 2007, the Company had cash, cash equivalents and short-term investments of $31,350,000 and working capital of $36,174,000. This compares to cash, cash equivalents and short-term investments of $33,379,000 and working capital of $37,759,000 at June 30, 2007. The cash was used to fund operations and other cash needs of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $108,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises. As of September 30, 2007, the Company has no off-balance sheet arrangements.
Net cash used in operating activities for the three months ended September 30, 2007 was $2,412,000, primarily due to the net loss of $2,300,000 which included the accretion of discount on short-term investments of $295,000, offset by depreciation and stock based compensation expense of $136,000 and $628,000, respectively. Inventories utilized $716,000 of cash primarily due to lower than projected shipments of BioArchive devices.
We believe that our currently available cash, cash equivalents and short-term investments, will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.
Backlog
The Company’s cancelable backlog at September 30, 2007 was $5,457,000.
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
for the Three Months Ended September 30, 2007 and 2006 (Continued)
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
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II — OTHER INFORMATION
Item 1.   Legal.
In the normal course of operations, the Company may have disagreements or disputes with distributors, vendors or employees. These disputes are seen by the Company’s management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on the Company’s financial position, results of operations or cash flows.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

ThermoGenesis Corp.
(Registrant)

Dated: November 7, 2007	/s/ William R. Osgood
William R. Osgood
Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew T. Plavan

Matthew T. Plavan
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)