Form 10-Q
period 2007-12-31
THERMOGENESIS CORP
filed 2008-02-07
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2007.
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
☑ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2008
Common stock, $.001 par value	55,701,175

ThermoGenesis Corp.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ThermoGenesis Corp.
Condensed Balance Sheets (Unaudited)

	December 31,	June 30,
(in thousands, except share and per share amounts)	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,796	$5,730
Short-term investments	26,695	27,649
Accounts receivable, net of allowance for doubtful accounts of $29 ($50 at June 30, 2007)	3,103	3,226
Inventories, net	5,105	5,046
Other current assets	211	415

Total current assets	38,910	42,066

Equipment at cost less accumulated depreciation of $2,764 ($2,605 at June 30, 2007)	1,694	1,602
Other assets	77	122

	$40,681	$43,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,640	$2,074
Accrued payroll and related expenses	516	525
Deferred revenue	766	761
Other current liabilities	1,250	947

Total current liabilities	4,172	4,307

Deferred revenue	1,310	1,647
Long-term portion of capital lease obligations	17	24

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 55,701,175 issued and outstanding (55,500,524 at June 30, 2007)	56	56
Paid in capital in excess of par	119,771	118,384
Accumulated deficit	(84,645)	(80,628)

Total stockholders’ equity	35,182	37,812

	$40,681	$43,790

See accompanying notes to financial statements.

ThermoGenesis Corp.
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except share and per share amounts)	2007	2006	2007	2006
Product and other revenues	$5,208	$3,281	$8,591	$7,100
Milestone payments and license fees	279	435	528	921

Net revenues	5,487	3,716	9,119	8,021

Cost of product and other revenues	3,553	2,866	5,908	5,395
Cost of milestone payments and license fees	24	61	92	125

Cost of revenues	3,577	2,927	6,000	5,520

Gross profit	1,910	789	3,119	2,501

Expenses:

Selling, general and administrative	2,357	2,300	4,777	4,612

Research and development	1,617	973	3,113	1,935

Total operating expenses	3,974	3,273	7,890	6,547

Interest and other income, net	347	454	754	920

Net loss	$(1,717)	$(2,030)	$(4,017)	$(3,126)

Per share data:
Basic and diluted net loss per common share	$(0.03)	$(0.04)	$(0.07)	$(0.06)

Shares used in computing per share data	55,701,175	55,140,675	55,680,342	55,022,221

See accompanying notes to financial statements.

ThermoGenesis Corp.
Condensed Statements of Cash Flows (Unaudited)
Six Months Ended December 31, 2007 and 2006

(in thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(4,017)	$(3,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265	228
Stock based compensation expense	1,121	582
Accretion of discount on short-term investments	(564)	(690)
Net change in operating assets and liabilities:
Accounts receivable, net	123	376
Inventories, net	(191)	(1,542)
Other current assets	204	138
Other assets	45	(15)
Accounts payable	(434)	618
Accrued payroll and related expenses	(9)	74
Deferred revenue	(332)	(373)
Other current liabilities	304	109

Net cash used in operating activities	(3,485)	(3,621)

Cash flows from investing activities:
Capital expenditures	(225)	(165)
Purchase of investments	(23,482)	(25,533)
Maturities of investments	25,000	36,000

Net cash provided by investing activities	1,293	10,302

Cash flows from financing activities:
Payments on capital lease obligations	(8)	(11)
Exercise of stock options and warrants	266	1,028

Net cash provided by financing activities	258	1,017

Net (decrease) increase in cash and cash equivalents	(1,934)	7,698

Cash and cash equivalents at beginning of period	5,730	3,527

Cash and cash equivalents at end of period	$3,796	$11,225

Supplemental non-cash flow information:
Transfer of inventory to equipment	$150	$67

Transfer of equipment to inventory	$18	$20

See accompanying notes to financial statements

ThermoGenesis Corp.
Notes to Condensed Financial Statements (Unaudited)
1. Summary of Significant Accounting Policies
Interim Reporting

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on ThermoGenesis Corp’s (the “Company”) net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
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
Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which consist of stock options, warrants and common stock restricted awards that were not included in diluted net loss per common share were 3,492,232 and 2,647,133 as of December 31, 2007 and 2006.
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
2. Investments
The following is a summary of held-to-maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2007
Mortgage-backed securities of government sponsored enterprises	$26,695	$17	—	$26,712

Maturity Date:
Less than 90 days	$12,927			$12,937
Due in 91-365 days	13,768			13,775

	$26,695			$26,712

June 30, 2007
Mortgage-backed securities of government sponsored enterprises	$27,649	$2	$10	$27,641

The Company has no unrealized losses on short-term investments at December 31, 2007.
3. Inventories
Inventories consisted of the following at:

(in thousands)	December 31, 2007	June 30, 2007
Raw materials	$2,458	$2,380
Work in process	1,825	1,334
Finished goods	1,698	2,247
Reserve	(876)	(915)

	$5,105	$5,046

Included in the Company’s inventory reserve at December 31, 2007 and June 30, 2007 were $623 and $638, respectively, related to CryoSeal® FS System inventory products, which are based on inventory levels in excess of forecasted demand for the product. The remainder of the reserve relates to inventory for other product lines which have been identified as slow-moving or potentially obsolete.

4. Commitments and Contingencies
Warranty

The Company offers a one-year warranty for parts only on all of its non-disposable products. In addition, the Company’s one-year warranty for the BioArchive® System includes labor and travel. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s product liability during the period are as follows:

(in thousands)
July 1, 2007 balance	$302
Warranties issued during the period	170
Settlements made during the period	(171)
Changes in liability for pre-existing warranties during the period, including expirations	249

Balance at December 31, 2007	$550

As a result of various quality issues experienced by high usage customers of the AXP devices and docking stations, the Company made revisions to its estimated warranty liability for the six month period ended December 31, 2007. The Company recorded a change in estimate, which increased the Company’s cost of product and other revenues and net loss (no net loss per share impact) by $249. The Company did not record any significant change in estimate during the quarter and six-month period ended December 31, 2006.
Import/Export Bonds

The Company imports and exports products and components as a routine part of its business, and must comply with the rules and regulations of both the US Food and Drug Administration and the US Department of Homeland Security Bureau of Customs and Border Protection (CBP). With products and components that require FDA approval but prior to the receipt of such approval, the Company enters the components into the United States under certain temporary import provisions and must provide documentation of re-export of such product or its destruction within specified time periods. If components or products have not been exported or destroyed within the period provided for by the regulations, the Port Director may make a demand in writing under the bond for the payment of defined damages. The Company utilizes a continuous import bond in the face amount of $50 for these activities, which would provide payment of any damages up to the face amount of the bond. The Company was recently notified by CBP at the Port of San Francisco that it may be in breach of the temporary import agreement for components sold within the US to our strategic partners who then export such components for use outside the United States. The matter is currently under review. However, the Company may be exposed to damages up to a maximum of the face amount of our continuous import bond for each year the non-compliant imports occurred, and the bond was in effect. For the quarter ended December 31, 2007, the Company has recorded an estimated loss contingency in the amount of $100, which is based on the face amounts of the bond described above. The estimated loss contingency is included in Selling, General & Administrative expenses in the condensed statements of operations.
5. Stockholder’s Equity
Stock Based Compensation

(in thousands)
The Company recorded stock-based compensation of $493 and $1,121 for the three and six months ended December 31, 2007 and $240 and $582 for the three and six months ended December 31, 2006.

The following is a summary of option activity for the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(in thousands, except shares,	Number of	Exercise	Contractual	Intrinsic
share price and term)	Shares	Price	Life	Value
Outstanding at June 30, 2007	2,470,917	$2.89	2.6	$1,046

Granted	958,000	$2.34
Forfeited or Expired	(310,534)	$3.39
Exercised	(200,651)	$1.33

Outstanding at December 31, 2007	2,917,732	$2.77	2.6	—

Vested and Expected to Vest at December 31, 2007	2,830,997	$2.76	2.6	—

Exercisable at December 31, 2007	1,634,069	$2.70	2.0	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were in-the-money at December 31, 2007. During the six months ended December 31, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $248 and $83, respectively, determined as of the date of option exercise.
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
7. Subsequent Event
In February 2008, the Company announced the formation of a wholly-owned subsidiary, Vantus Veterinary Stem Cell Laboratories (Vantus). Vantus involves a formal collaboration with the Center for Equine Health and Stem Cell Regenerative Medicine Group at the University of California, Davis, School of Veterinary Medicine. Its initial focus will be the harvesting, processing and preservation of equine stem cells for use in treatment of orthopedic injuries in the performance equine market.

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
Overview

We are principally a leading supplier of innovative products that process, cryopreserve, store and administer therapeutic doses of adult stem cells for treatment of disease and injury. These stem cells typically originate from the blood or tissue from donated cord blood or the bone marrow of the patient to be treated. The Stem Cell therapy market is a broad, rapidly growing field of medicine that involves the collection, purification, manipulation and administration of stem cells, to treat malignant or genetic blood diseases, tailored to individual patients. This methodology of personalized treatment is considerably different than practices with generic conventional pharmaceutical drugs. Pharmaceutical drugs are produced in large quantities and are effective on most patients with similar underlying medical conditions. Additionally, these drugs typically consist of inert materials that can be stored in medicine cabinets at room temperature. In contrast, “personalized” cell therapies are manufactured one at a time, are intended for a single patient and must be used immediately or, if stored, require precision freezing and extremely low storage temperatures (-196°C in some cases) in order to preserve the viability of the cells.
In February 2008, the Company formed a wholly-owned subsidiary, Vantus Veterinary Stem Cell Laboratories (Vantus). Vantus involves a formal collaboration with the Center for Equine Health and Stem Cell Regenerative Medicine Group at the University of California, Davis, School of Veterinary Medicine. Its initial focus will be the harvesting, processing and preservation of equine stem cells for use in treatment of orthopedic injuries in the performance equine market.
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
The AXP(™) AutoXpress Platform (AXP) is an innovative product which automates the isolation and concentration of stem cells from cord blood into a fixed 20 ml volume in a functionally closed sterile environment. It includes a compact battery powered device and a proprietary disposable bag set. The AXP has been commercially available since March 2006, marketed under a Master File with the FDA. In October 2007, the Company received 510k clearance from the FDA for the use of the AXP in the processing of cord blood for cryopreservation. The AXP Platform replaces the current clinical process which is typically an 18-step manual method over a ninety (90) minute period with a semi-automated process requiring only thirty (30) minutes. The manual process requires the introduction of sedimentation agents or density gradient media into the cord blood and requires a clean room along with trained technicians to accomplish. The AXP Platform completes its processing without these agents or media with a higher cell recovery rate in a functionally closed bag set in thirty (30) minutes. Included in the set is a 25 ml freezing bag which can be archived in the BioArchive System.
The Company is developing an extension of the AXP, the MarrowXpress™ Platform. This is a proprietary, automated device and companion sterile blood processing disposable for isolating stem cells from bone marrow in a close system at or near the point of care. The initial focus will be in the use of bone marrow stem cells in the treatment of critical limb ischemia and myocardial ischemia. We are in the process of preparing a 510 (k) submission and CE Mark application. The Company plans to sell the MarrowXpress directly to global customers.
The CryoSeal FS System (CryoSeal) produces a second-generation surgical sealant which harvests the two interactive protein component solutions of a fibrin sealant: (1) the wound healing proteins of fibrinogen, fibronectin, Factor VIII, von Willebrands Factor and Factor XIII and (2) the activating enzyme, thrombin from the patient’s own blood. When combined at the bleeding wound site, the two components form an adhesive gel that stops bleeding and bonds tissue. This advanced surgical sealant may be manufactured in either hospitals or blood centers and competes with conventional fibrin sealants, sourced from “pools” of plasma purchased from up to ten thousand individuals.
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
With a better appreciation today for the country specific expertise required to successfully market the CryoSeal, we are assessing strategic alternatives beyond our own regulatory and marketing capabilities to help us better navigate the regulatory and reimbursement pathways in each of our markets throughout the world. We are targeting to increase our market penetration for this product in Europe and in other areas of the world including Brazil, Korea, Mexico, Russia and Taiwan where our distributors may now register the CryoSeal following our recently received FDA approval.

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
Results of Operations for the Three Months Ended December 31, 2007 as Compared to the Three Months Ended December 31, 2006
Net Revenues:

Revenues for the three months ended December 31, 2007 were $5,487,000 compared to $3,716,000 for the three months ended December 31, 2006, an increase of $1,771,000 or 48%. This is primarily due to an increase in BioArchive device shipments, eight in the current quarter versus three in the second quarter of fiscal 2007, which contributed to an increase in revenues of approximately $900,000. Revenues from AXP disposables were $1,384,000, for the three months ended December 31, 2007 compared to $589,000 for the three months ended December 31, 2006. We have continued to improve the quality output from our supplier and were able to fulfill more of our AXP disposable backlog in the current quarter.

The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	December 31,
	2007	2006
United States	37	30
Asia	57	53
Europe	45	37
Rest of World	27	25

	166	145

The following represents the Company’s revenues for disposables by product line for the three months ended:

	December 31,
	2007	2006
BioArchive	$774,000	$950,000
AXP	1,384,000	589,000
CryoSeal	289,000	138,000
TPD	113,000	117,000

	$2,560,000	$1,794,000

Percentage of total Company revenues	47%	48%

Gross Profit:

The Company’s gross profit was $1,910,000 or 35% of net revenues for the three months ended December 31, 2007, as compared to $789,000 or 21% for the corresponding fiscal 2007 period. The increase in gross profit is primarily due to costs of $500,000 that were charged in the second quarter of the prior year for the destruction of lots and product testing as part of the quality assurance program of the AXP bagset disposables. There were no similar charges in the second quarter of fiscal 2008. Additionally, as our production volume of the AXP bagset disposables increased we absorbed overhead costs of approximately $200,000.
Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $2,357,000 for the three months ended December 31, 2007, compared to $2,300,000 for the comparable fiscal 2007 period, an increase of $57,000 or 2%. The increase is primarily due to an increase in salary and benefits for additional sales and marketing personnel.
Research and Development Expenses:

Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses for the three months ended December 31, 2007, were $1,617,000 compared to $973,000 for the corresponding fiscal 2007 period, an increase of $644,000 or 66%. The increase is primarily due to stock compensation, salaries and benefits of approximately $500,000 related to the Chief Technology Architect, a new position filled by the Company’s former Chief Executive Officer as of August 1, 2007 as part of the succession plan.

Results of Operations for the Six Months Ended December 31, 2007 as Compared to the Six Months Ended December 31, 2006
Net Revenues:

Revenues for the six months ended December 31, 2007 were $9,119,000, compared to $8,021,000 for the six months ended December 31, 2006, an increase of $1,098,000 or 14%. The increase is primarily due to revenues from AXP disposables which were $2,102,000, for the six months ended December 31, 2007 compared to $590,000 for the six months ended December 31, 2006. As discussed above, the revenue increase is due to higher AXP disposables sales volume. This was offset by a decrease in development milestone payments and license fees of approximately $400,000.
The following represents the Company’s revenues for disposables by product line for the six months ended:

	December 31,
	2007	2006
BioArchive	$1,583,000	$1,737,000
AXP	2,102,000	590,000
CryoSeal	580,000	255,000
TPD	203,000	212,000

	$4,468,000	$2,794,000

Percentage of total Company revenues	49%	35%

Gross Profit:

The Company’s gross profit was $3,119,000 or 34% of net revenues for the six months ended December 31, 2007, as compared to $2,501,000 or 31% for the corresponding fiscal 2007 period. The increase in gross profit is primarily due to $500,000 in costs that were charged in the second quarter of the prior year for the destruction of lots and product testing as part of the quality assurance program of the AXP bagset disposables, offset by approximately $90,000 in similar costs in the first quarter of the current year. This increase was offset by an accrual of $300,000 to retrofit AXP devices and docking stations to address various quality issues experienced by high usage customers.
Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $4,777,000 for the six months ended December 31, 2007, compared to $4,612,000 for the comparable fiscal 2007 period, an increase of $165,000 or 4%. The increase is primarily due to an increase in salary and benefits for additional sales and marketing personnel as well as year over year merit increases.
Research and Development Expenses:

Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses for the six months ended December 31, 2007, were $3,113,000 compared to $1,935,000 for the corresponding fiscal 2007 period, an increase of $1,178,000 or 61%. The increase is primarily due to stock compensation, salaries and benefits of approximately $860,000 related to the Chief Technology Architect, a new position filled by the Company’s former Chief Executive Officer as of August 1, 2007 as part of the succession plan and payments made to UC Davis in connection with a collaboration agreement to develop stem cell treatments.
Liquidity and Capital Resources

At December 31, 2007, the Company had cash, cash equivalents and short-term investments of $30,491,000 and working capital of $34,738,000. This compares to cash, cash equivalents and short-term investments of $33,379,000 and working capital of $37,759,000 at June 30, 2007. The cash was used to fund operations and other cash needs of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $108,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises. As of December 31, 2007, the Company has no off-balance sheet arrangements.

Net cash used in operating activities for the six months ended December 31, 2007 was $3,485,000, primarily due to the net loss of $4,017,000 which included the accretion of discount on short-term investments of $564,000, offset by depreciation and stock based compensation expense of $265,000 and $1,121,000, respectively. Accounts payable utilized $434,000 of cash primarily due to paying vendors for purchases made at the end of fiscal 2007. Deferred revenue utilized $332,000 of cash as a result of the amortization of previously received license fees.
We believe that our currently available cash, cash equivalents and short-term investments, will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.
Backlog

The Company’s cancelable backlog at December 31, 2007 was $3,910,000.
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
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2007, which could materially affect our business, financial condition or future results. There have been no material changes from those risk factors. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
An Annual Meeting of Stockholders was held on December 14, 2007. The following matters were voted on:
Proposal 1: Election of five directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.
Proposal 2: Ratification to appoint Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.
Proposal 3: Stockholder Proposal to amend the Company’s Bylaws and Certificate of Incorporation; and
A summary of the voting for each proposal submitted is as follows:
Proposal #1

Election of Directors	For	Withhold
Philip H. Coelho	33,295,314	13,500,494
Hubert E. Huckel, M.D.	43,475,070	3,320,738
Patrick McEnany	40,521,640	6,274,168
Woodrow A. Myers, M.D.	40,254,561	6,541,247
William R. Osgood, Ph.D.	43,108,437	3,699,471

Proposal #2	Ratification of Auditors

For	Against	Abstain	Not Voted
46,346,198	346,315	128,112

Proposal #3	Stockholder Proposal

For	Against	Abstain	Not Voted
19,189,554	9,744,288	200,467	17,686,316

Item 5.	Other Information.

None.

Item 6.	Exhibits:
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

ThermoGenesis Corp.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Corp.
(Registrant)

Dated: February 5, 2008	/s/ William R. Osgood
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