Form 10-Q
period 2008-03-31
THERMOGENESIS CORP
filed 2008-05-08
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2008.
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
☑ Yes            ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes            ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2008

Common stock, $.001 par value	56,206,175

ThermoGenesis Corp.

i

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ThermoGenesis Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	June 30,
(in thousands, except share and per share amounts)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,152	$5,730
Short-term investments	17,891	27,649
Accounts receivable, net of allowance for doubtful accounts of $29 ($50 at June 30, 2007)	3,565	3,226
Inventories	4,662	5,046
Other current assets	243	415

Total current assets	37,513	42,066

Equipment at cost less accumulated depreciation of $2,900 ($2,605 at June 30, 2007)	1,635	1,602
Other assets	73	122

	$39,221	$43,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,476	$2,074
Accrued payroll and related expenses	404	525
Deferred revenue	721	761
Other current liabilities	1,467	947

Total current liabilities	5,068	4,307

Deferred revenue	1,142	1,647
Long-term portion of capital lease obligations	12	24

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 55,701,175 issued and outstanding (55,500,524 at June 30, 2007)	56	56
Paid in capital in excess of par	120,268	118,384
Accumulated deficit	(87,325)	(80,628)

Total stockholders’ equity	32,999	37,812

	$39,221	$43,790

See accompanying notes to consolidated financial statements.

ThermoGenesis Corp.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share	March 31,		March 31,
amounts)	2008	2007	2008	2007
Product and other revenues	$5,476	$4,791	$14,067	$11,891
Milestone payments and license fees	169	419	697	1,340

Net revenues	5,645	5,210	14,764	13,231

Cost of product and other revenues	4,144	3,346	10,052	8,741
Cost of milestone payments and license fees	—	92	92	217

Cost of revenues	4,144	3,438	10,144	8,958

Gross profit	1,501	1,772	4,620	4,273

Expenses:

Selling, general and administrative	2,550	2,201	7,327	6,813

Research and development	1,902	1,034	5,015	2,969

Total operating expenses	4,452	3,235	12,342	9,782

Interest and other income, net	271	426	1,025	1,346

Net loss	($2,680)	($1,037)	($6,697)	($4,163)

Per share data:

Basic and diluted net loss per common share	($0.05)	($0.02)	($0.12)	($0.08)

Shares used in computing per share data	55,701,175	55,266,175	55,687,286	55,103,539

See accompanying notes to consolidated financial statements.

ThermoGenesis Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended March 31, 2008 and 2007

(in thousands)	2008	2007
Cash flows from operating activities:
Net loss	($6,697)	($4,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402	347
Stock based compensation expense	1,618	614
Accretion of discount on short-term investments	(782)	(969)
Loss on sale of equipment	—	9
Net change in operating assets and liabilities:
Accounts receivable, net	(339)	(335)
Inventories	245	(1,911)
Other current assets	172	83
Other assets	49	(16)
Accounts payable	402	215
Accrued payroll and related expenses	(121)	(93)
Deferred revenue	(545)	(102)
Other current liabilities	522	320

Net cash used in operating activities	(5,074)	(6,001)

Cash flows from investing activities:
Capital expenditures	(296)	(328)
Purchase of investments	(27,460)	(37,743)
Maturities of investments	38,000	49,000

Net cash provided by investing activities	10,244	10,929

Cash flows from financing activities:
Payments on capital lease obligations	(14)	(13)
Exercise of stock options and warrants	266	1,140

Net cash provided by financing activities	252	1,127

Net increase in cash and cash equivalents	5,422	6,055

Cash and cash equivalents at beginning of period	5,730	3,527

Cash and cash equivalents at end of period	$11,152	9,582

Supplemental non-cash flow information:
Transfer of inventory to equipment	$157	$124

Transfer of equipment to inventory	$18	$56

See accompanying notes to consolidated financial statements

ThermoGenesis Corp.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Organization and Basis of Presentation
In February 2008, the Company announced the formation of a wholly-owned subsidiary, Vantus Veterinary Stem Cell Laboratories (Vantus). Vantus involves a formal relationship with the Center for Equine Health and Stem Cell Regenerative Medicine Group at the University of California, Davis, School of Veterinary Medicine. Its initial focus will be the banking (harvesting, processing and preservation) of equine stem cells for use in treatment of orthopedic injuries in the performance equine market. The accompanying unaudited condensed consolidated financial statements of ThermoGenesis Corp. (ThermoGenesis or Company) include the accounts of the parent company, ThermoGenesis, and its wholly-owned subsidiary, Vantus. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim Reporting
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company’s net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
The balance sheet at June 30, 2007, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
Revenue Recognition
The Company recognizes revenue including multiple element arrangements, in accordance with the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) 00-21, Revenue Agreements with Multiple Deliverables. Revenues from the sale of the Company’s products are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured. The Company generally ships products F.O.B. shipping point. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.
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
Milestone payments the Company receives under research and development arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process, and when collectibility is reasonably assured. Milestone payments are triggered by the results of the Company’s development efforts. Accordingly, the milestone payments are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of a milestone event, which may include acceptance by the counterparty, the Company has no future performance obligations related to that milestone as the milestone payments received by the Company are nonrefundable. The direct costs, primarily labor, of product development contracts are deferred until the development revenue is recognized.
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
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which consist of stock options and common stock restricted awards that were not included in diluted net loss per common share were 3,427,770 and 2,766,349 as of March 31, 2008 and 2007.

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 allows entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS No. 159 on its consolidated financial statements.
In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. EITF 07-1 shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is currently assessing the potential impact, if any, the adoption of EITF 07-1 may have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS No. 141R) which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

2. Investments
The following is a summary of held-to-maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2008
Mortgage backed securities of government sponsored enterprises	$13,912	$45	—	$13,957
U.S. Treasury obligations	3,979	—	$7	3,972

Total	$17,891	$45	$7	$17,929

Maturity Date:
Less than 90 days	$13,912			$13,957
Due in 91-365 days	3,979			3,972

	$17,891			$17,929

June 30, 2007
Mortgage-backed securities of government sponsored enterprises	$27,649	$2	$10	$27,641

The aggregate amount of unrealized losses and fair value of short term investments, which are not deemed to be other-than-temporarily impaired and less than twelve months are:

	Aggregate	Unrealized
	Fair Value	Loss
March 31, 2008
U.S. Treasury obligations	$3,972	$7

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
3. Inventories
Inventories consisted of the following at:

(in thousands)	March 31, 2008	June 30, 2007
Raw materials	$1,754	$1,791
Work in process	1,691	1,166
Finished goods	1,217	2,089

	$4,662	$5,046

4. Commitments and Contingencies
Warranty
The Company offers a one-year warranty for parts only on all of its non-disposable products. In addition, the Company’s one-year warranty for the BioArchive® System includes labor and travel. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s product liability during the period are as follows:

(in thousands)
July 1, 2007 balance	$302
Warranties issued during the period	241
Settlements made during the period	(312)
Changes in liability for pre-existing warranties during the period, including expirations	271

Balance at March 31, 2008	$502

As a result of various quality issues experienced by high usage customers of the AXPTM AutoXpress™ Platform (AXP) devices and docking stations, the Company made revisions to its estimated warranty liability for the nine month period ended March 31, 2008. The Company recorded a change in estimate, which increased the Company’s cost of product and other revenues and net loss (no net loss per share impact) by $271. The Company did not record any significant change in estimate during the quarter and nine-month period ended March 31, 2007.
Import/Export Bonds
The Company imports and exports products and components as a routine part of its business, and must comply with the rules and regulations of both the U.S. Food and Drug Administration (FDA) and the US Department of Homeland Security Bureau of Customs and Border Protection (CBP). With products and components that require FDA approval but prior to the receipt of such approval, the Company enters the components into the United States under certain temporary import provisions and must provide documentation of re-export of such product or its destruction within specified time periods. If components or products have not been exported or destroyed within the period provided for by the regulations, the Port Director may make a demand in writing under the bond for the payment of defined damages. The Company has in the past used a continuous import bond in the face amount of $50 for these activities, which would provide payment of any damages up to the face amount of the bond. The Company was recently notified by CBP at the Port of San Francisco that it is in breach of the temporary import agreement for components sold within the US to our strategic partners who then export such components for use outside the United States. The matter is currently under review. However, the Company may be exposed to damages up to a maximum of the face amount of our continuous import bond for each year the non-compliant imports occurred, and the bond was in effect. For the quarter ended December 31, 2007, the Company has recorded an estimated loss contingency in the amount of $100, which is based on the face amounts of the bond described above. There have been no adjustments to the accrual for the quarter ended March 31, 2008. The estimated loss contingency is included in Selling, General & Administrative expenses in the condensed statements of operations.
5. Stockholder’s Equity
Stock Based Compensation (in thousands)
The Company recorded stock-based compensation of $497 and $1,618 for the three and nine months ended March 31, 2008 and $32 and $614 for the three and nine months ended March 31, 2007.

The following is a summary of option activity for the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(in thousands, except shares,	Number of	Exercise	Contractual	Intrinsic
share price and term)	Shares	Price	Life	Value

Outstanding at June 30, 2007	2,470,917	$2.89	2.6	$1,046

Granted	1,003,000	$2.31
Forfeited or Expired	(399,996)	$3.42
Exercised	(200,651)	$1.33

Outstanding at March 31, 2008	2,873,270	$2.73	2.4	$1

Vested and Expected to Vest at March 31, 2008	2,689,713	$2.73	2.4	$1

Exercisable at March 31, 2008	1,684,137	$2.71	1.8	$1

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 25,000 options that were in-the-money at March 31, 2008. During the nine months ended March 31, 2008 and 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $248 and $96, respectively, determined as of the date of option exercise.
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
7. Subsequent Event
In May 2008, the Company and GE Healthcare Bio-Sciences AB (GE) amended their international distribution agreement, effective July 1, 2008. Under the terms of the amendment GE will no longer sell the BioArchive system and related disposables, GE will remain the exclusive distributor for the AXP product line for cord blood applications in North America, Europe and Asia (excluding China) and there will be price increases for the AXP disposable bag sets sold to GE. The expiration date of the original agreement remains December 31, 2010, and will be automatically renewed for additional two year periods unless terminated by one of the parties 12 months prior to the end of the then current term.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company’s actual results and could cause actual results for fiscal year 2008, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, the risks associated with initiating manufacturing for new products, and the risk factors listed from time to time in the Company’s SEC reports, including, in particular, the factors and discussion in the Company’s Form 10-K for its last fiscal year.
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
In February 2008, the Company formed a wholly-owned subsidiary, Vantus Veterinary Stem Cell Laboratories (Vantus). Vantus involves a formal collaboration with the Center for Equine Health and Stem Cell Regenerative Medicine Group at the University of California, Davis, School of Veterinary Medicine. Its initial focus will be the banking (harvesting, processing and preservation) of equine stem cells for use in treatment of orthopedic injuries in the performance equine market.
In May 2008, the Company and GE Healthcare Bio-Sciences AB (GE) amended their international distribution agreement, effective July 1, 2008. Under the terms of the amendment GE will no longer sell the BioArchive system and related disposables, GE will remain the exclusive distributor for the AXP product line for cord blood applications in North America, Europe and Asia (excluding China) and there will be price increases for the AXP disposable bag sets sold to GE. The expiration date of the original agreement remains December 31, 2010, but will be automatically renewed for additional two year periods unless terminated by one of the parties 12 months prior to the end of the then current term.
Historically, our focus has been on our core ultra-rapid freezing technology, applied principally to freezers for blood and blood components and plasma thawers, which are our legacy products. Through our research programs we developed more advanced product platforms directed at stem cell therapies and wound care. Our stem cell products have been the principal drivers of our revenue growth over the past few years, and our legacy products have become an increasingly smaller component of revenue and are no longer strategically relevant to our growth.

Our Products
The BioArchive System, an automated cryogenic device, is used by cord blood stem cell banks in more than 25 countries for cryopreserving and archiving cord blood stem cell units for transplant. GE Healthcare is the global distribution partner for the BioArchive System through June 30, 2008. The BioArchive System has initially been configured to automate the cryopreservation and archiving in liquid nitrogen of units of stem cells sourced from umbilical cord blood.
The AXP is an innovative product which automates the isolation and concentration of stem cells from cord blood into a fixed 20 ml volume in a functionally closed sterile environment. It includes a compact battery powered device and a proprietary disposable bag set. The AXP has been commercially available since March 2006, marketed under a Master File with the FDA. In October 2007, the Company received 510k clearance from the FDA for the use of the AXP in the processing of cord blood for cryopreservation. The AXP Platform replaces the current clinical process which is typically an 18-step manual method over a ninety (90) minute period with a semi-automated process requiring only thirty (30) minutes. The manual process requires the introduction of sedimentation agents or density gradient media into the cord blood and requires a clean room along with trained technicians to accomplish. The AXP Platform completes its processing without these agents or media with a higher cell recovery rate in a functionally closed bag set in thirty (30) minutes. Included in the set is a 25 ml freezing bag which can be archived in the BioArchive System. In February 2008, the Company initiated a voluntary recall of certain lots of the AXP disposable bag sets as some lots of the bag sets were distributed prior to the performance of pyrogen testing. This recall was not a result of any customer complaints or reports of patient safety issues. The Company has tested approximately 50% of the recalled bag set lots, all having passed with no exceptions. The Company expects to have completed testing of the remaining available lots in the near future.
The Company is developing an extension of the AXP, the MarrowXpress™ Platform. This is a proprietary, automated device and companion sterile blood processing disposable for isolating stem cells from bone marrow in a closed system at or near the point of care. The initial focus will be in the use of bone marrow stem cells in the treatment of critical limb ischemia and myocardial ischemia. We are in the process of preparing a 510k submission and CE Mark application. The Company plans to sell the MarrowXpress directly to global customers.
The CryoSeal FS System (CryoSeal) produces a second-generation surgical sealant which harvests the two interactive protein component solutions of a fibrin sealant: (1) the wound healing proteins of fibrinogen, fibronectin, Factor VIII, von Willebrands Factor and Factor XIII and (2) the activating enzyme, thrombin, from the patient’s own blood. When combined at the bleeding wound site, the two components form an adhesive gel that stops bleeding and bonds tissue. This advanced surgical sealant may be manufactured in either hospitals or blood centers and competes with conventional fibrin sealants, sourced from “pools” of plasma purchased from up to ten thousand individuals.
On July 30, 2007, the Company announced that it had received FDA clearance to market the CryoSeal FS System’s autologous fibrin sealant, as an adjunct to hemostasis in liver resection surgery. In Japan, our distributor, Asahi Kasei Medical Co., Ltd. (“Asahi”) has completed enrollment in their pivotal clinical trial and filed their Premarket Application (PMA) approval equivalent in March 2005 with approval expected during fiscal 2009. The Company has received CE Mark approval for the system enabling its sale and use in Europe. However, we have not been able to meaningfully penetrate the market with this product and revenues have lagged expectations. Over the last several years while marketing the CryoSeal in numerous European countries, we and our distributors have faced substantial country specific regulatory, cost-reimbursement and product registration requirements that have negatively impacted our ability to sell the product and grow revenues. Compliance with these requirements has been more complicated than we anticipated, requiring far more time and the consumption of more of our resources than we originally projected.

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
The following is Management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the period included in the accompanying consolidated financial statements.
Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, warranties, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Revenue Recognition:
The Company recognizes revenue including multiple element arrangements, in accordance with the provisions of the SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) 00-21, Revenue Agreements with Multiple Deliverables. Revenues from the sale of the Company’s products are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured. The Company generally ships products F.O.B. shipping point. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.
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
Milestone payments the Company receives under research and development arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process, and when collectibility is reasonably assured. Milestone payments are triggered by the results of the Company’s development efforts. Accordingly, the milestone payments are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of a milestone event, which may include acceptance by the counterparty, the Company has no future performance obligations related to that milestone as the milestone payments received by the Company are nonrefundable. The direct costs, primarily labor, of product development contracts are deferred until the development revenue is recognized.
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
Results of Operations for the Three Months Ended March 31, 2008 as Compared to the Three Months Ended March 31, 2007
Net Revenues:
Revenues for the three months ended March 31, 2008 were $5,645,000 compared to $5,210,000 for the three months ended March 31, 2007, an increase of $435,000 or 8%. This is primarily due to an increase in shipments in the AXP product line, both devices and disposables, which contributed to an increase in revenues of approximately $500,000. The increase in shipments is due to higher levels of production from our subcontract manufacturers for fulfillment against outstanding customer backlog.

The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	March 31,
	2008	2007
United States	41	31
Asia	57	54
Europe	45	40
Rest of World	29	27

	172	152

The following represents the Company’s revenues for disposables by product line for the three months ended:

	March 31,
	2008	2007
AXP	$1,786,000	$1,413,000
BioArchive	1,044,000	861,000
CryoSeal	166,000	42,000
TPD	52,000	126,000

	$3,048,000	$2,442,000

Percentage of total Company revenues	54%	47%

Gross Profit:
The Company’s gross profit was $1,501,000 or 27% of net revenues for the three months ended March 31, 2008, as compared to $1,772,000 or 34% for the corresponding fiscal 2007 period. The decrease in gross margin is primarily due to $386,000 in costs incurred by the Company as a result of the voluntary recall of AXP disposable bag sets. The incremental costs were for testing, materials and the destruction of bag sets which were not considered resalable. No bag set lots have failed the requisite testing performed on the recalled inventory.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $2,550,000 for the three months ended March 31, 2008, compared to $2,201,000 for the comparable fiscal 2007 period, an increase of $349,000 or 16%. The increase is due to higher legal fees, $300,000, associated with the GE Healthcare distribution agreement negotiations and for consultation during the voluntary recall effort. In addition, website development, product brochures and other start-up activities for Vantus drove higher marketing expenses.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses for the three months ended March 31, 2008, were $1,902,000 compared to $1,034,000 for the corresponding fiscal 2007 period, an increase of $868,000 or 84%. The increase is primarily due to stock compensation and salaries and benefits of approximately $600,000 related to the Chief Technology Architect, a position filled by the Company’s former Chief Executive Officer as of August 1, 2007 as part of the succession plan. Also, expenses associated with the Vantus subsidiary, which was formed in February 2008, contributed approximately $300,000 to the overall increase in research and development expenses.

Results of Operations for the Nine Months Ended March 31, 2008 as Compared to the Nine Months Ended March 31, 2007
Net Revenues:
Revenues for the nine months ended March 31, 2008 were $14,764,000, compared to $13,231,000 for the nine months ended March 31, 2007, an increase of $1,533,000 or 12%. The increase is primarily due to revenues from AXP disposables which increased $1,900,000 due to higher sales volume. This was offset by a decrease in development milestone payments and license fees of approximately $640,000.
The following represents the Company’s revenues for disposables by product line for the nine months ended:

	March 31,
	2008	2007
BioArchive	$2,627,000	$2,598,000
AXP	3,888,000	2,003,000
CryoSeal	746,000	297,000
TPD	256,000	338,000

	$7,517,000	$5,236,000

Percentage of total Company revenues	51%	40%

Gross Profit:
The Company’s gross profit was $4,620,000 or 31% of net revenues for the nine months ended March 31, 2008, as compared to $4,273,000 or 32% for the corresponding fiscal 2007 period. The gross margin for the nine months ended March 31, 2008 was impacted by the costs associated with the voluntary recall as discussed above, offset by improvements to warranty expense for the BioArchive and CryoSeal devices.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $7,327,000 for the nine months ended March 31, 2008, compared to $6,813,000 for the comparable fiscal 2007 period, an increase of $514,000 or 8%. The increase is due to increased salaries and benefits for personnel and legal costs, $386,000, related to the discussions with GE Healthcare regarding the distribution agreement and consultation during the voluntary recall effort.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses for the nine months ended March 31, 2008, were $5,015,000 compared to $2,969,000 for the corresponding fiscal 2007 period, an increase of $2,046,000 or 69%. The increase is primarily due to stock compensation, salaries and benefits of approximately $1,500,000 related to the Chief Technology Architect, a position filled by the Company’s former Chief Executive Officer as of August 1, 2007 as part of the succession plan. Also, expenses associated with the Vantus subsidiary of $300,000 and payments made to UC Davis of $130,000 in connection with an agreement to develop stem cell treatments contributed to the overall increase in research and development expenses.
Liquidity and Capital Resources
At March 31, 2008, the Company had cash, cash equivalents and short-term investments of $29,043,000 and working capital of $32,445,000. This compares to cash, cash equivalents and short-term investments of $33,379,000 and working capital of $37,759,000 at June 30, 2007. The cash was used to fund operations and other cash needs of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $108,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises.
At March 31, 2008 the Company has $13,912,000 of short-term investments in mortgage-backed securities of government sponsored enterprises, specifically discounted notes issued by the Federal Home Loan Bank and the Federal National Mortgage Association. These securities are high-grade and all mature prior to the Company’s year end of June 30, 2008. Due to the high credit quality and the maturity dates of these securities, the Company does not believe they will have a material negative impact on our financial condition.
Net cash used in operating activities for the nine months ended March 31, 2008 was $5,074,000, primarily due to the net loss of $6,697,000 which included the accretion of discount on short-term investments of $782,000, offset by depreciation and stock based compensation expense of $402,000 and $1,618,000, respectively. Deferred revenue utilized $545,000 of cash as a result of the amortization of previously received license fees.
We believe that our currently available cash, cash equivalents and short-term investments, will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.
Off-Balance Sheet Arrangements
As of March 31, 2008, the Company has no off-balance sheet arrangements.
Backlog
The Company’s cancelable backlog at March 31, 2008 was $4,319,000.
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
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer along with the Company’s Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.
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

ThermoGenesis Corp. (Registrant)
Dated: May 7, 2008	/s/ William R. Osgood
William R. Osgood
Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2008	/s/ Matthew T. Plavan
Matthew T. Plavan Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.