Form 10-K
period 2008-06-30
THERMOGENESIS CORP
filed 2008-09-11
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2008
Commission File Number: 333-82900
ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)
2711 Citrus Road
Rancho Cordova, California 95742
(Address of principal executive offices) (Zip Code)
(916) 858-5100
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value Nasdaq Stock Market, LLC Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No
The aggregate market value of the common stock held by non-affiliates as of December 31, 2007 (the last trading day of the second quarter) was $88,008,000, based on the closing sale price on such day.
As of September 5, 2008, 56,027,960 shares of the registrant’s Common Stock were outstanding.
Documents incorporated by reference: Portions of the registrant’s proxy statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

i

PART I
ITEM 1. BUSINESS
Overview of Business
We are a leading supplier of innovative products and services that process and store adult stem cells. Our products harvest stem cells of a single donor and are administered to that donor or a matched patient. Our devices and disposables are intended for use by physicians, researchers, hospitals and blood banks.
In February 2008, the Company announced the formation of a wholly-owned subsidiary, Vantus, Inc. Veterinary Stem Cell Laboratories (Vantus). Vantus involves a formal relationship with the Center for Equine Health and Stem Cell Regenerative Medicine Group at the University of California, Davis, School of Veterinary Medicine (UC Davis Veterinary). Its initial focus will be the banking (harvesting, processing and preservation) of equine stem cells for use in treatment of orthopedic injuries in the performance equine market.
We currently serve three markets in the stem cell arena:
•	Storage Products – used by public and family cord blood banks for long-term storage;

•	Cell Processing Products – currently used by public and family cord blood banks to process umbilical cord blood stem cells to treat blood disorders and intended future use by research centers, hospitals, clinics and physicians to treat ischemia, orthopedic injury, diabetes, neurological disease, etc. with processed bone marrow or adipose tissue stem cells;

•	Wound Care Products – used by blood banks, blood centers and hospitals to treat acute and chronic dermal and surgical wounds with autologous and homologous whole blood;
Stem Cells
Stem cells have the remarkable potential to develop into many different cell types in the body. They serve as a repair system for the body and they can theoretically divide without limit to replenish other cells as long as the person or animal is alive. When a stem cell divides, each new cell has the potential to either remain a stem cell or become another type of cell with a more specialized function, such as a muscle cell, a red blood cell, or a brain cell.
There are two main types of stem cells: embryonic and adult stem cells. Embryonic stem cells are primitive cells derived from a 5-day preimplantation embryo that have the potential to become a wide variety of specialized cell types. Adult stem cells are cells found in human tissue that can renew themselves, and can differentiate to yield the major specialized cell types of that tissue. Adult stem cells are thought to reside in a specific area of each tissue where they may remain non-dividing for many years until they are activated by disease or tissue injury. The tissues reported to contain stem cells include umbilical cord blood, bone marrow, brain, peripheral blood, adipose, blood vessels, skeletal muscle, skin, and liver.
Stem Cell Therapy
Perhaps the most important potential application of human stem cells is the generation of cells and tissues that could be used for cell-based therapies. Today, donated organs and tissues are often used to replace ailing or destroyed tissue, but the need for transplantable tissues and organs far outweighs the available supply. Stem cells, directed to differentiate into specific cell types, offer the possibility of a renewable source of replacement cells and tissues to treat diseases including Parkinson’s and Alzheimer’s diseases, spinal cord injury, stroke, burns, heart disease, diabetes, osteoarthritis, and rheumatoid arthritis.

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
Based upon early clinical results, there is accumulating evidence supporting the belief that many of the stem cell therapy trials will result in approved cell therapies with broad applications in disease states and tissue regeneration procedures affecting significant patient populations, leading to a revolution in therapeutics. Although understanding the true potential of cell therapies and their ultimate impact on the practice of medicine remains a longer term prospect, we believe there are significant commercial opportunities in the market today for technologies supporting stem cell research and early cell based treatments.
Our Products and Services
•	The BioArchive® System is an automated cryogenic system used in stem cell therapy to cryopreserve and archive stem cells and tissue for future transplant and treatment. The BioArchive System, which can store up to 3,626 units of stem cells, is the only fully automated system that integrates controlled rate freezing, quarantine and long term cryogenic storage. The robotic storage and retrieval of these stem cell units improves cell viability, provides precise inventory management and minimizes the possibility of human error. We have sold more than 180 BioArchive Systems to date to private and public cord blood banks and stem cell research institutes in more than 25 countries. The BioArchive System serves the human stem cell storage and veterinary markets.

•	The AutoXpress™ Platform or AXP™ sets the standard for isolating and retrieving stem cells from umbilical cord blood. It’s an automated, closed, sterile system that volume reduces cord blood to a user defined volume in 30 minutes, retaining over 97% of the mononuclear cells. Self-powered and microprocessor-controlled, the AXP contains flow control optical sensors which achieve precise separation. The AXP provides stem cell laboratories with a reproducible and good manufacturing practices (“GMP”) compliant solution to more successfully isolate and capture stem cells with lower labor costs and reduced risk of contamination.

The AXP has been commercially available since March 2006, marketed under a Master File with the FDA. In October 2007, the Company received 510(k) clearance from the FDA for the use of the AXP in the processing of cord blood for cryopreservation. The AXP serves the cell processing market.

•	The MarrowXpress™ or MXP™, an extension of the AXP, defines a new processing standard for isolating and retrieving stem cells from bone marrow aspirate. It is an automated, closed, sterile system that volume-reduces blood from these sources to a user-defined volume in 30 minutes, while retaining over 90% of the mononuclear cells. Self-powered and microprocessor-controlled, the MarrowXpress Platform contains flow control optical sensors which achieve precise separation. In June 2008, we received the CE Mark, enabling commercial sales in Europe. In July 2008, we received authorization from the FDA to begin marketing the MXP for use in the clinical laboratory or intraoperatively at the point-of-care for preparation of a cell concentrate from bone marrow. The MXP serves the human stem cell processing.

•	The CryoSeal® Fibrin Sealant (FS) System is an automated system used to prepare an autologous hemostatic surgical sealant from a patient’s own blood or from a single donor in approximately one hour. We received FDA approval to market the CryoSeal FS System in liver resection surgeries in July 2007. The CryoSeal serves the wound care market.

•	Our Vantus subsidiary intends to offer services that process and cryogenically store equine stem cells from cell rich sources including cord blood collected during foaling, and bone marrow from yearlings and adults. The stem cells will be used in therapeutic treatment of orthopedic injuries in the performance equine market including Thoroughbreds, American Quarter Horses, and Arabians. Vantus will be selling a version of the MXP, VantusXpress™ (VXP) that will process fluids such as cord blood and bone marrow. Revenues of Vantus services will be contingent upon the Company successfully overcoming or mitigating the technical and business risks associated with this new venture.
Backlog
Our backlog was $2.3 million and $2.2 million as of June 30, 2008 and 2007; respectively. Our backlog consists of product orders for which a customer purchase order has been received and which is scheduled for shipment within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge. Due to timing of order placement and product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.
Competition
The competition for the BioArchive System in the storage market is limited to manufacturers of individual cryogenic components, such as dewars, controlled rate freezers and conventional systems, such as Taylor Wharton and MVE Biological Systems, a division of Chart Industries.
The competition for the AXP in the cell processing market is the Sepax system from BioSafe and manual processing methods. TissueGenesis and Cytori Celution produce products that process stem cells from adipose tissue.
The CryoSeal System has seven competitors in the wound care market: Baxter, JMI, OMRIX, Zymogenetics, Cytomedix, Sorin and Medtronic.
In the veterinary market, Vet-Stem and VetCell are providing stem cell products or services in the equine market.
Research and Development
The Company’s research and development activities are principally focused on the development of new products or services that support the stem cell processing and veterinary markets or significant upgrades to existing products. Specific activities in fiscal 2008 included completion of the MXP, product development of the Res-Q™ product and the development of an advanced cord blood stem cell container.

The Res-Q product is intended for bone marrow stem cell processing for both the human and veterinary markets. The cell concentrates from bone marrow have been studied as a means to treat ischemic vascular diseases and to enhance wound healing in both human and veterinary markets. An unmet need is the development of a rapid, reliable, and easier to use method to achieve a higher recovery of stem cells from these sources. Res-Q technology represents our response for such a point of care device.  The technology is a next generation centrifuge based disposable device technology for the isolation and extraction of specific cell populations of therapeutic or diagnostic value from biological fluids at the point of care. The Company anticipates completing development of the Res-Q product in fiscal 2009.
Research and Development expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of new products and processes and to maintain the highest quality standards with respect to existing products. The Company’s R&D expenses were $7,172,000 or 33% of net revenues in 2008, $4,108,000 or 25% of net revenues in 2007 and $4,157,000 or 35% of net revenues in 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Manufacturing
The Company is currently manufacturing or assembling all major instruments and equipment sold by the Company, as well as manufacturing a limited number of its disposable products. The manufacturing site is compliant to the FDA’s Quality System Regulations (“QSR”), the European union Medical Device Directive, and ISO 13485. The Company believes that suppliers used by the Company are capable of producing sufficient quantities of all required components.
Instrument Manufacturing- The Company manufactures the BioArchive System, CryoSeal System, AXP/MXP devices and accessories, Ultra Rapid Plasma Freezers and Ultra Rapid Plasma Thawers at its Rancho Cordova, CA facility. The Company assembles the hardware from multiple subassemblies supplied by a wide base of skilled suppliers. However, the Company manufactures certain subassemblies, e.g., the BioArchive robotic, barcode-reading periscope, at the Rancho Cordova facility. Trained ThermoGenesis employees inspect incoming parts and subassembly products and perform final QC release based on performance criteria.
Disposables Manufacturing- The Company utilizes manufacturers that we believe have the technical capability and production capacity to manufacture our CryoSeal, BioArchive and AXP/MXP disposables. During fiscal 2008, we resolved critical supply and quality issues with our AXP disposables vendor. In June 2008, we completed manufacturing transfer activities and released first shipments from our second source for AXP disposables. We manufacture two disposables in house, TPD™ Reagent and BioArchive Overwrap Bags. Both are currently being sourced for contract manufacturing.
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

We, as well as any contract manufacturers of our products, are subject to inspections by the FDA and other regulatory agencies for compliance with applicable regulations, codified in the QSR which include requirements relating to manufacturing conditions, extensive testing, control documentation and other quality assurance procedures. Our facilities have undergone ISO 13485:2003 and Medical Device Directives (“MDD”) inspections, and we obtained approval to CE Mark our products. UL approval has also been obtained for our CryoSeal, BioArchive and AXP products. Failure to obtain or maintain necessary regulatory approval to market our products would have a material adverse impact on our business. See “Factors Affecting Operating Results.”
Government Regulation
Our medical devices are subject to regulation by numerous government agencies, including the United States Food and Drug Administration (FDA) and comparable foreign agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and servicing of our research, investigational, and commercially distributed medical devices. These international, national, state, and local agencies set the legal requirements for ensuring that our products are safe and effective. Virtually every activity associated with our products and services are scrutinized on a periodic basis and failure to implement and maintain a Quality Management System could subject the Company to civil and criminal penalties.
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
Pre-clinical trials include laboratory evaluation both through in vitro and in vivo animal studies to obtain safety information about the product to justify clinical trials in human subjects. Safety testing is performed to demonstrate the biocompatibility of the device, particularly if the device is intended to come into contact with blood or other body tissues. Pre-clinical studies must be performed by laboratories that comply with the FDA’s Good Laboratory Practices regulations. The results of the pre-clinical studies are submitted to the FDA as part of an IDE application and are reviewed by the Agency before human clinical trials can begin.
Clinical trials involve the application of the medical device or biologic produced by the medical device to patients by a qualified medical investigator, according to an approved protocol and approval from an Institutional Review Board (IRB). Clinical trials are conducted in accordance with FDA Good Clinical Practice regulations, standards developed by the International Conference on Harmonization (ICH), and an approved study protocol that details the objectives of the study, the parameters to be used to monitor participant safety and effectiveness of the product, or other criteria to be evaluated. Each protocol is submitted to the FDA as part of the IDE and each clinical study is conducted only after the approval of the IRB. The IRB considers, among other things, ethical factors, the potential risks to subjects participating in the trial, and the possible liability of the institution. The IRB also approves the consent form signed by the study participants.

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
Each manufacturing establishment must be registered with the FDA and is subject to a biennial inspection by the FDA for compliance with the Federal Food, Drug, and Cosmetic Act and the Quality System Regulation. In addition, each manufacturing establishment in California must be registered with the California State Food and Drug Branch and is subject to an annual inspection by the State of California for compliance with the applicable state regulations. We are also subject to various environmental laws and regulations, both within and outside the U.S. Our operations involve the use of substances regulated under environmental laws, primarily manufacturing and sterilization processes. We do not expect that compliance with environmental protection laws will have a material impact on our consolidated results of operations, financial position, or cash flows. Workplace safety, hazardous material, and controlled substances regulations also govern our activities. The Company has a California Environmental Protection Agency Identification number for the disposal of bio-hazardous waste from its R&D biological lab.
Several of our other medical devices are categorized as Class II, such as the BioArchive and AXP Express. These devices have a lower potential safety risk to the patient, user, or caregiver. While a PMA submission is not a requirement for these devices, a similar (but simpler and shorter) process of premarket notification, known as a 510(k) submission, is required to demonstrate that the device is as safe and effective as (substantially equivalent) to a medical devices that has been legally marketed in the United States prior to May 29, 1976. Once the FDA notifies the Company that the notification has been cleared, the medical device may be marketed and distributed in the United States.
Some of our products that have minimal risk to the intended user and do not involve direct patient interaction may be deemed by the FDA as being exempt from FDA approval or clearance. While submissions to the Agency are not a requirement for these Class I (low risk) devices, compliance with the Quality System Regulation is still mandated.
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

Internationally, we are required to comply with a multitude of other regulatory requirements. To legally market our medical devices in Canada, we fall under the auspices of Health Canada and the Canadian Medical Device Regulations. Health Canada reviews medical devices to assess their safety, effectiveness and quality before being authorized for sale in Canada. The Therapeutic Products Directorate (TPD) undertakes a variety of activities, including the promulgation of policies and regulations to support its role as the federal regulatory authority for the sale of medical devices in Canada. In Canada, manufacturers must receive a medical device license for certain health products defined as a “device” under the Canadian Food and Drugs Act before they can be sold on the Canadian market. To determine which devices need a license, medical devices are categorized based on the risks associated with their use. Prior to selling a device in Canada, manufacturers of Class II, III and IV devices must obtain a medical device license. Although Class I devices do not require a license, manufacturers, distributors and importers are required to obtain an establishment license. Health Canada requires medical device manufacturers to use a quality system certificate as evidence of compliance to the appropriate regulatory quality system requirement and Health Canada will only accept quality system certificates that have been issued by special third party recognized auditing organizations (registrars) under the Canadian Medical Devices Conformity Assessment System (CMDCAS). The Medical Devices Regulations require class II, III and IV medical devices to be designed and/or manufactured under ISO 13485:2003.
In the European Union, a single regulatory approval process has been created and approval is represented by the CE Mark. To be able to affix the CE Mark to our medical devices and distribute them in the European Union, we must meet minimum standards for safety and quality (known as the essential requirements) and comply with one or more conformity routes. A Notified Body assesses our quality management system and compliance to the Medical Device Directive.
To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they can be granted approval (known as “shonin”). The Japanese government, through the Ministry of Health, Labor, and Welfare (MHLW) regulates medical devices under the Pharmaceutical Affairs Law (PAL).
Patents and Proprietary Rights
The Company believes that patent protection is important for products and potential segments of its current and proposed business. In the United States, the Company currently holds twenty two (22) patents, and has three (3) patents pending to protect the designs of products which the Company intends to market. There can be no assurance, however, as to the breadth or degree of protection afforded to the Company or the competitive advantage derived by the Company from current patents and future patents, if any. Although the Company believes that its patents and the Company’s existing and proposed products do not infringe upon patents of other parties, it is possible that the Company’s existing patent rights may be challenged and found invalid or found to violate proprietary rights of others. In the event any of the Company’s products are challenged as infringing, the Company would be required to modify the design of its product, obtain a license or litigate the issue. There is no assurance that the Company would be able to finance costly patent litigation, or that it would be able to obtain licenses or modify its products in a timely manner. Failure to defend a patent infringement action or to obtain a license or implementation of modifications would have a material adverse effect on the Company’s continued operations.

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
Licenses and Distribution Rights
In May 2008, the Company and GE Healthcare Bio-Sciences AB (GE) amended their international distribution agreement, effective July 1, 2008. Under the terms of the amendment GE will no longer sell the BioArchive System and related disposables. GE will remain the exclusive distributor for the AXP product line for cord blood applications in North America, Europe and Asia (excluding China).The amendment also includes price increases for the AXP disposable bag sets sold to GE. The expiration date of the original agreement remains December 31, 2010, and will be automatically renewed for additional two year periods unless terminated by one of the parties 12 months prior to the end of the then current term. Under the original agreement, signed October 13, 2005, the Company received fees for the rights granted under the agreement. The amounts received are being recognized as revenue on the straight-line method over the initial 5-year term of the contract.
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
In July 2006, the Company entered into a Product Development and Supply Agreement with Biomet. Under the development phase of this agreement, Biomet will pay the Company $1.1 million in milestone payments to develop a fibrinogen concentration kit. The Company will grant intellectual property license rights to Biomet and its affiliates to manufacture, use and sell the product for use in surgical hemostats, graft delivery systems and surgeries. The Company has the right of first offer to manufacture the product; and if the Company does not manufacture the product, Biomet will pay a royalty. The agreement has a term of 5 years.
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
On March 28, 2005, the Company entered into a five-year Distribution and License Agreement with Asahi Kasei Medical Co., Ltd. (“Asahi”). Under the agreement, the Company granted Asahi exclusive rights to sell the CryoSeal System in Japan. This agreement replaces the parties’ prior Distribution and Manufacturing License Agreement for the CryoSeal System. The agreement also granted Asahi the right to manufacture the processing disposables and thrombin reagent for production of thrombin (“Thrombin Activation Device”) in Japan. Asahi paid a non-refundable fee upon signing the agreement. Asahi will have the non-exclusive right to manufacture and sell the Thrombin Activation Device (“TAD”) Stand Alone in Japan. Asahi has a right of first refusal to expand the territory to include South Korea, North Korea, Taiwan, the Philippines, Thailand, Singapore, India and Malaysia. In June 2008, the parties extended the contract for an additional two years. The agreement shall be automatically renewed for one year terms unless Asahi terminates.
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
Employees
As of June 30, 2008, the Company had 90 employees, 24 of whom were engaged in research and new product development, regulatory affairs, clinical and scientific affairs, 32 in manufacturing and quality control, 17 in sales, marketing and customer service and 17 in administration. The Company also utilizes temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage.

FINANCIAL INFORMATION ON FOREIGN SALES AND OPERATIONS
For fiscal year 2008, foreign sales were $9,045,000 or 41% of net revenues. For fiscal year 2007, foreign sales were $8,172,000 or 49% of net revenues. For fiscal year 2006, foreign sales were $7,416,000 or 62% of net revenues.
In June 2008, the Company entered into a contract with Nipro Corporation to manufacture AXP disposable bag sets. The manufacturing facility and Nipro Corporation headquarters are located in Japan. During fiscal 2004, the Company entered into a contract with Kawasumi Laboratories Inc. (“KLI”) whereby KLI would manufacture certain disposables for the CryoSeal product line. The manufacturing facility and company headquarters are located in Asia.
WHERE YOU CAN FIND MORE INFORMATION
The Company is required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, the Company will make copies available to the public free of charge through its website, www.thermogenesis.com. The information on the Company’s website is not incorporated into, and is not part of, this annual report.
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
Risks Related to Our Business
Our New Products Are at Initial Market Introduction, and We Are Not Sure the Market Will Accept Them. The market acceptance of our new products will depend upon the medical community and third-party payers accepting the products as clinically useful, reliable, accurate, and cost effective compared to existing and future products or procedures. Market acceptance will also depend on our ability to adequately train technicians on how to use the CryoSeal System, the AXP and MXP Platforms and our products currently in development. Even if our new product systems are clinically adopted, the use may not be recommended by the medical profession or hospitals unless acceptable reimbursement from health care and third party payers is available. Failure of these new products to achieve significant market share could have material adverse effects on our long term business, financial condition, and results of operation.

We have Limited Experience in the Veterinary Market, which may Negatively Affect our Ability to Develop Effective Therapies and Generate Sufficient Revenues. Our products have not been used commercially outside of the human medical market. Although we are performing extensive research and development activities and have aligned ourselves with UC Davis School of Veterinary Medicine (Veterinary), we have no experience in the equine stem cell therapy market. We may not be able to effectively develop and market these services. We also cannot assure you that we will be able to successfully operate this business. Our efforts in Vantus to expand into this business, have and will continue to require, increased operating and capital costs. Our limited experience could result in an inability to attract and retain customers, generate sufficient revenues and achieve profitability. We cannot assure you that we will be successful in marketing and operating this new business or, even if we are successful in doing so, that we will not experience additional losses.
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
Our Lack of Production Experience May Delay Producing Our New Products. We have manufactured our Blood Plasma Thawers, Freezers and BioArchive Systems for a number of years. We do not have significant experience in manufacturing the CryoSeal System, the AXP and MXP devices or in the manufacture of disposables. There can be no assurance that our current resources and manufacturing facility could handle a significant increase in orders for either the BioArchive System or the CryoSeal System. If we are unable to meet demand for sales of the new systems, we would need to contract with third-party manufacturers for the backlog, and no assurances can be made that such third-party manufacturers can be retained, or retained on terms favorable to us and our pricing of the equipment. Inability to have products manufactured by third parties at a competitive price will erode anticipated margins for such products, and negatively impact our profitability.
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
All of our Operations are Conducted at a Single Location. Any Disruption at our Facility could Delay Revenues or Increase our Expenses. All of our operations are conducted at a single location although we contract our manufacturing of certain disposables and components. We take precautions to safeguard our facility, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, and other natural disasters may not be adequate to cover our losses in any particular case.
We are Heavily Reliant on a Single Distributor to Market and Sell our AXP Products. GEHC is the primary distributor of the AXP Platform. We have limited control over their sales and marketing efforts for these products. Since the AXP Platform products are a significant portion of our revenues and projected revenue growth, a delay or failure by our distributor to successfully market these products may decrease our revenues and competitive advantage.
Financial and Market Risks
We Have Incurred Net Losses since Our Inception and Expect Losses to Continue. Except for net income of $11,246 for fiscal 1994, we have not been profitable since our inception. For the fiscal year ended June 30, 2008, we had a net loss of $9,181,000, and an accumulated deficit at June 30, 2008, of $89,809,000. We will continue to incur significant costs as we continue our efforts to develop and market our current products and related applications. Although we are executing on our business plan to develop and market launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales.
Failure to Retain or Hire Key Personnel May Adversely Affect Our Ability to Sustain or Grow Our Business. Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key research, technical, clinical, regulatory, sales, marketing and managerial personnel and attracting and retaining additional highly qualified personnel in these areas. Our future success partially depends upon the continued services of key technical and senior management personnel. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial and technical personnel. The inability to retain or attract qualified personnel could have a significant negative effect upon our efforts and thereby materially harm our business and financial condition.
Product Liability and Uninsured Risks May Adversely Affect the Continuing Operations. We operate in an industry susceptible to significant product liability claims. We may be liable if any of our products cause injury, illness, or death. These claims may be brought by individuals seeking relief or by groups seeking to represent a class. We also may be required to recall certain of our products should they become damaged or if they are defective. We are not aware of any material product liability claim against us. However, product liability claims may be asserted against us in the future based on events we are not aware of at the present time. Further, we maintain a general liability policy that includes product liability coverage of $1,000,000 per occurrence and $2,000,000 per year in the aggregate. However, a product liability claim against us could have a material adverse effect on our business or financial condition.

A Significant Portion of our Revenue is to Customers in Foreign Countries. We may Lose Revenues, Market Share, and Profits due to Exchange Rate Fluctuations and Other Factors related to our Foreign Business. In the year ended June 30, 2008, sales to customers in foreign countries comprised approximately 41% of our revenues. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial condition and operations.
The Preparation of our Consolidated Financial Statements in Accordance with U.S. Generally Accepted Accounting Principles Requires Us to Make Estimates, Judgments, and Assumptions that may Ultimately Prove to be Incorrect. The accounting estimates and judgments that management must make in the ordinary course of business affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. If the underlying estimates are ultimately proven to be incorrect, subsequent adjustments could have a material adverse effect on our operating results for the period or periods in which the change is identified. Additionally, subsequent adjustments could require us to restate our consolidated financial statements. Restating consolidated financial statements could result in a material decline in the price of our stock.
Risks Related to Our Industry
Our Business is Heavily Regulated, Resulting in Increased Costs of Operations and Delays in Product Sales. Most of our products require FDA approval or clearance to sell in the U.S. and will require approvals from comparable agencies to sell our products in foreign countries. These authorizations may limit the U.S. or foreign markets in which our products may be sold or circumscribe applications for U.S. or foreign markets in which our products may be sold. Although the majority of our products related to freezing blood components are currently exempt from the requirement to file a 510(k) or PMA, that situation may change in the future as the FDA moves to regulate cell therapy products being processed by the BioArchive System and/or AXP Platform. In anticipation of possible future regulation by the FDA, the Company has filed, and is maintaining, a Master File on the BioArchive System and the AXP Platform. However, currently the BioArchive, AXP and the ThermoLine™ products are being marketed and sold worldwide. Further, our products must be manufactured under principals of our quality system for continued CE Marking that allows our products to be marketed and sold in Europe, which are similar to the quality system regulations of both the FDA and California Department of Health. Failure to comply with those quality system requirements and regulations may subject the Company to delays in production while it corrects any deficiency found by either the FDA, the State of California, or the Company’s Notifying European Body during any audit of our quality system. If we are found to be out of compliance, we could receive warning letters or even be temporarily shut down in manufacturing while the non-conformances are rectified.
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
We are Dependent on our Suppliers and Manufacturers to Meet Existing Regulations. Certain of our suppliers and manufacturers are subject to heavy government regulations, including FDA Quality System Regulation compliance, in the operation of their facilities, products and manufacturing processes. Any adverse action by the FDA against our suppliers or manufacturers could delay supply or manufacture of component products required to be integrated or sold with our products. There are no assurances we will be successful in locating an alternative supplier or manufacturer to meet product shipment or launch deadlines. As a result, our sales, contractual commitments and financial forecasts may be significantly affected by any such delays.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company leases a facility with approximately 28,000 square feet of space located in Rancho Cordova, California. Approximately 50% of the facility is devoted to warehouse space and manufacturing of products, including 500 square feet for a clean room. The other 50% is comprised of office space, a biologics lab and a R&D lab. The lease expires in October 2011.
The Company leases an additional facility with approximately 14,000 square feet. The two facilities are located in the same commercial complex. Approximately 30% of the facility is devoted to warehouse space. The other 70% is comprised of office space. The lease expires in March 2012.
At fiscal year end, the Company did not own or lease any other facilities.
ITEM 3. LEGAL PROCEEDINGS
The Company and its property are not a party to any pending legal proceedings. In the normal course of operations, the Company may have disagreements or disputes with employees, vendors or customers. These disputes are seen by the Company’s management as a normal part of business, and there are no pending actions currently or threatened actions that management believes would have a significant material impact on the Company’s financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended June 30, 2008.

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

Fiscal 2008	High	Low
First Quarter (Sep. 30)	$2.67	$2.10
Second Quarter (Dec. 31)	$2.59	$1.58
Third Quarter (Mar. 31)	$2.04	$1.35
Fourth Quarter (June 30)	$1.70	$1.29

Fiscal 2007	High	Low
First Quarter (Sep. 30)	$4.55	$3.41
Second Quarter (Dec. 31)	$5.01	$3.59
Third Quarter (Mar. 31)	$4.38	$2.69
Fourth Quarter (June 30)	$3.60	$2.42
The Company has not paid cash dividends on its common stock and does not intend to pay a cash dividend in the foreseeable future. There were approximately 376 stockholders of record on June 30, 2008 (not including street name holders).
The following graph compares the performance of the Company’s common stock during the period June 30, 2003 to June 30, 2008, with the NASDAQ Stock Market Index and the Company’s peer group of NASDAQ stocks:
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ThermoGenesis Corp., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 6/30/03 in stock & index-including reinvestment of dividends. Fiscal year ending June 30.

	6/03	6/04	6/05	6/06	6/07	6/08

ThermoGenesis Corp.	100.00	165.38	152.10	144.06	96.50	48.95

NASDAQ Composite	100.00	129.09	127.97	136.00	164.15	142.67

Peer Group	100.00	126.07	110.11	114.52	142.86	128.83

ITEM 6. SELECTED FINANCIAL DATA
ThermoGenesis Corp.
Five-Year Review of Selected Financial Data
(in thousands, except share and per share amounts)

	Year Ended June 30,
Summary of Operations	2008	2007	2006	2005	2004

Net revenues	$21,946	$16,751	$12,048	$10,177	$11,646

Cost of revenues	(14,976)	(11,554)	(7,705)	(7,089)	(7,844)

Gross profit	6,970	5,197	4,343	3,088	3,802

Selling, general and administration	(10,165)	(9,630)	(7,156)	(5,837)	(5,174)
Research and development	(7,172)	(4,108)	(4,157)	(5,673)	(3,472)
Interest and other income, net	1,186	1,765	828	202	67

Net loss	$(9,181)	$(6,776)	$(6,142)	$(8,220)	$(4,777)

Per share data:
Basic and diluted net loss per common share	$(0.16)	$(0.12)	$(0.12)	$(0.18)	$(0.11)

Balance Sheet Data	2008	2007	2006	2005	2004

Cash, cash equivalents and short term investments	$25,287	$33,379	$38,999	$9,568	$16,612

Working capital	$29,986	$37,759	$42,342	$13,085	$19,798

Total assets	$38,282	$43,790	$47,603	$17,466	$24,114

Total liabilities	$7,757	$5,978	$5,631	$3,435	$3,146

Total stockholders’ equity	$30,525	$37,812	$41,972	$14,031	$20,968

ITEM 7.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The following discussion should be read in conjunction with the Company’s consolidated financial statements contained in this report.
(a) Overview
We are principally a leading supplier of innovative products that process, store and administer therapeutic doses of adult stem cells for treatment of disease and injury. The stem cell therapy market is a broad, rapidly growing field of medicine that involves the collection, purification, manipulation and administration of stem cells, to treat malignant or genetic blood diseases, tailored to individual patients. This methodology of personalized treatment is considerably different than practices with generic conventional pharmaceutical drugs. Pharmaceutical drugs are produced in large quantities and are effective on most patients with similar underlying medical conditions. Additionally, these drugs typically consist of inert materials that can be stored in medicine cabinets at room temperature. In contrast, “personalized” cell therapies are manufactured one at a time, are intended for a single patient and require extremely low storage temperatures (-196°C in some cases) in order to preserve the cells, blood proteins or growth factors. Our devices and disposables are intended for use by physicians, researchers, hospitals and blood banks.
In February 2008, the Company announced the formation of a wholly-owned subsidiary, Vantus, Inc. Veterinary Stem Cell Laboratories (Vantus). Vantus involves a formal relationship with the Center for Equine Health and Stem Cell Regenerative Medicine Group at UC Davis Veterinary. Its initial focus will be the banking (harvesting, processing and preservation) of equine stem cells for use in treatment of orthopedic injuries in the performance equine market.
Our Products
The BioArchive System, an automated cryogenic device, is used by cord blood stem cell banks in more than 25 countries for cryopreserving and archiving cord blood stem cell units for transplant. The BioArchive System has initially been configured to automate the cryopreservation and archiving in liquid nitrogen of units of stem cells sourced from umbilical cord blood.
The AXP Platform consists of two products:
The AutoXpress or AXP is an innovative product which automates the isolation and concentration of stem cells from cord blood into a fixed 20 ml volume in a functionally closed sterile environment. It includes a compact battery powered device and a proprietary disposable bag set. The AXP has been commercially available since March 2006, marketed under a Master File with the FDA. In October 2007, the Company received 510k clearance from the FDA for the use of the AXP in the processing of cord blood for cryopreservation. The AXP replaces the current clinical process, which is typically an 18-step manual method over a ninety (90) minute period, with a semi-automated process requiring only thirty (30) minutes. Included in the set is a 25 ml freezing bag that can be archived in the BioArchive System.
The MarrowXpress or MXP is an automated, closed, sterile system that volume-reduces bone marrow to a user-defined volume in 30 minutes, while retaining over 90% of the mononuclear cells. Self-powered and microprocessor-controlled, the MarrowXpress Platform contains flow control optical sensors which achieve precise separation. The Company received authorization from the FDA to commercially market the MXP in July 2008.
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
(b) Results of Operations
The following is Management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the accompanying consolidated financial statements.
Results of Operations for the Year Ended June 30, 2008 as Compared to the Year Ended June 30, 2007
Net Revenues:
Net revenues for the year ended June 30, 2008 were $21,946,000 compared to $16,751,000 for the year ended June 30, 2007, an increase of $5,195,000 or 31%. The increase is primarily due to revenues from AXP disposables, which increased $4,271,000 due to higher sales volume from existing customers. Additionally, revenues from BioArchive devices and accessories increased $1,111,000 as there were 26 devices sold in fiscal 2008 compared to 20 shipments in fiscal 2007. These increases were offset by a decrease in development milestone payments and license fees of approximately $800,000.
The following represents the Company’s cumulative BioArchive Systems in the following geographies:

	June 30
	2008	2007
Asia	58	56
United States	46	33
Europe	47	40
Rest of World	30	26

	181	155

The following represents the Company’s revenues for disposables by product line:

	June 30
	2008	2007
AXP	$6,828,000	$2,557,000
BioArchive	3,757,000	3,290,000
TPD	257,000	493,000
CryoSeal	886,000	365,000

	$11,728,000	$6,705,000

Percentage of total Company revenues	53%	40%

Gross Profit:
The Company’s gross profit was $6,970,000 or 32% of net revenues for the year ended June 30, 2008, as compared to $5,197,000 or 31% for the year ended June 30, 2007. The gross margin for fiscal 2008 was impacted by the costs associated with the voluntary recall of AXP disposable bag sets. The incremental costs of $386,000 were for testing, materials and the destruction of bag sets which were not considered resalable. No bag set lots have failed the requisite testing performed on the recalled inventory. This was offset by lower warranty costs for the CryoSeal and BioArchive devices.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $10,165,000 for the year ended June 30, 2008, compared to $9,630,000 for the year ended June 30, 2007, an increase of $535,000 or 6%. The increase is due to increased legal costs primarily related to the discussions with GE Healthcare regarding the distribution agreement and consultation during the voluntary AXP recall effort.
Research and Development Expenses:
Research and development expenses for the year ended June 30, 2008 were $7,172,000 compared to $4,108,000 for fiscal 2007, an increase of $3,064,000 or 75%. The increase is primarily due to stock compensation, salaries and consulting fees of approximately $1,800,000 related to the Chief Technology Architect (CTA), a position filled by the Company’s former Chief Executive Officer as of August 1, 2007. Effective May 1, 2008, the CTA resigned to become a consultant to the Company. Also adding to the increase in research and development was $620,000 in expenses associated with the Vantus subsidiary, a $350,000 increase in operating supplies for cell therapy research projects and payments made to UC Davis of $130,000 in connection with an agreement to develop stem cell treatments.
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
The following represents the Company’s cumulative BioArchive Systems in the following geographies:

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

Research and Development Expenses:
Research and development expenses for the year ended June 30, 2007 were $4,108,000 compared to $4,157,000 for fiscal 2006, a decrease of $49,000 or 1%. R&D expenses have remained consistent as the reduction in the costs associated with the design and development services for the AXP Platform, $246,000, which was launched during fiscal 2006 and decrease in clinical trial costs related to the completed CryoSeal FS human clinical trial, $551,000, have been offset by operating supplies for research projects and recruiting costs and salaries for additional R&D personnel.
Management believes that product development and refinement are essential to maintaining the Company’s market position. Therefore, the Company considers these costs as continuing costs of doing business. No assurances can be given that the products or markets recently developed or under development will be successful.
(c) Liquidity and Capital Resources
At June 30, 2008, the Company had a cash and short-term investments balance of $25,287,000 and working capital of $29,986,000. This compares to a cash and short-term investments balance of $33,379,000 and working capital of $37,759,000 at June 30, 2007. The cash was used to fund operations and other cash needs of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $108 million, net of expenses, through common and preferred stock financings and option and warrant exercises.
Net cash used in operating activities for the year ended June 30, 2008 was $8,451,000, primarily due to the net loss of $9,181,000 which included the accretion of discount on short-term investments of $918,000, offset by depreciation and stock based compensation expense of $543,000 and $1,921,000, respectively. Accounts receivable utilized $2,750,000 of cash as a result of the Company’s increased revenues at the end of fiscal 2008 as compared to the prior year. Accounts payable generated $2,112,000 of cash primarily as a result of purchasing disposable products to support the increase in revenues. Investing activities generated $7,150,000 of cash primarily due to short-term investments maturing. Financing activities used $45,000 of cash primarily due to the repurchase of common stock to satisfy income tax withholding obligations.
We believe that our currently available cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. However, if we experience significant growth in the future, we may be required to raise additional cash through the issuance of new debt or additional equity.
The Company generally does not require extensive capital equipment to produce or sell its current products. In fiscal 2006, the Company spent $565,000 for software, computers and laboratory equipment. In fiscal 2007, the Company spent $621,000 primarily for office furniture for the new leased facility, manufacturing equipment for the AXP product line and laboratory equipment. In fiscal 2008, the Company spent $514,000 for development of the Company’s website, laboratory equipment and manufacturing equipment.
The Company has a contract with an OEM vendor to purchase 190,000 units or $8.7 million of inventory through fiscal 2009. As of June 30, 2008, the Company had purchased 21,435 units or $1.1 million of inventory under the contract. The parties are not currently operating under the terms of the contract, but continue to work together on an invoice basis. The contract may be modified in the future.

During the fiscal year ended June 30, 2008, revenues from one significant customer, GEHC totaled $13,310,000 or 61% of net revenues. During the fiscal year ended June 30, 2007, revenues from one significant customer, GEHC, totaled $7,502,000 or 45% of net revenues. During the fiscal year ended June 30, 2006, revenues from three significant customers totaled $6,386,000 or 53% of net revenues.
At June 30, 2008, the Company had two customers that individually accounted for 60% and 14% of accounts receivable. At June 30, 2007, the Company had two customers that individually accounted for 30% and 14% of accounts receivable.
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
Off Balance Sheet Arrangements:
As of June 30, 2008, the Company had no off-balance sheet arrangements.
Contractual Obligations:
As of June 30, 2008, the Company had the following contractual obligations and commercial commitments:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Capital Lease Obligations	$25,000	$16,000	$9,000	—	—
Operating Leases	2,205,000	582,000	1,310,000	$313,000	—

Total Contractual Cash Obligations	$2,230,000	$598,000	$1,319,000	$313,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
All sales, domestic and foreign, are made in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company’s net revenues. The Company has no material long-term investments or debt, other than a capital lease, and therefore is not subject to interest rate risk. Management does not believe that inflation has had or will have a significant impact on the Company’s results of operations. The Company is not exposed to any market risk involving activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2008.
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
The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, which appears on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ThermoGenesis Corp.
We have audited ThermoGenesis Corp’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ThermoGenesis Corp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, ThermoGenesis Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ThermoGenesis Corp. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008 of ThermoGenesis Corp. Our audits also included the financial statement schedule listed in the Index of Item 15.(a)(2). Our report dated September 9, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Sacramento, California
September 9, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ThermoGenesis Corp.
We have audited the accompanying consolidated balance sheets of ThermoGenesis Corp. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15.(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThermoGenesis Corp. at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ThermoGenesis Corp’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Sacramento, California
September 9, 2008

ThermoGenesis Corp.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2008	June 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$4,384	$5,730
Short-term investments	20,903	27,649
Accounts receivable, net of allowance for doubtful accounts of $31 ($50 at June 30, 2007)	5,976	3,226
Inventories	5,131	5,046
Other current assets	367	415

Total current assets	36,761	42,066

Equipment at cost less accumulated depreciation of $2,950 ($2,605 at June 30, 2007)	1,450	1,602
Other assets	71	122

	$38,282	$43,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,186	$2,074
Accrued payroll and related expenses	564	525
Deferred revenue	801	761
Other current liabilities	1,224	947

Total current liabilities	6,775	4,307

Deferred revenue	974	1,647
Long-term portion of capital lease obligations	8	24

Commitments and contingencies (Footnote 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; Series A convertible preferred stock, 1,077,540 shares issued, none outstanding at June 30, 2008 or 2007	—	—

Common stock, $0.001 par value; 80,000,000 shares authorized; 56,027,960 issued and outstanding (55,500,524 at June 30, 2007)	56	56
Paid in capital in excess of par	120,278	118,384
Accumulated deficit	(89,809)	(80,628)

Total stockholders’ equity	30,525	37,812

	$38,282	$43,790

See accompanying notes.

ThermoGenesis Corp.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years ended June 30
	2008	2007	2006
Revenues:
Product and other revenues	$21,080	$15,093	$11,488
Milestone payments and license fees	866	1,658	560

Net revenues	21,946	16,751	12,048

Cost of revenues:
Cost of product and other revenues	14,884	11,294	7,705
Cost of milestone payments and license fees	92	260	—

Total costs of revenues	14,976	11,554	7,705

Gross profit	6,970	5,197	4,343

Expenses:
Selling, general and administrative	10,165	9,630	7,156
Research and development	7,172	4,108	4,157

Total expenses	17,337	13,738	11,313

Loss before interest and other income, net	(10,367)	(8,541)	(6,970)

Interest and other income, net	1,186	1,765	828

Net loss	$(9,181)	$(6,776)	$(6,142)

Per share data:
Basic and diluted net loss per common share	$(0.16)	$(0.12)	$(0.12)

Shares used in computing per share data	55,754,578	55,169,977	49,583,823

See accompanying notes.

ThermoGenesis Corp.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share amounts)

			Paid in	Deferred		Total
	Common Stock		capital in	stock	Accumulated	stockholders’
	Shares	Amount	excess of par	compensation	deficit	equity

Balance at June 30, 2005	45,860,237	$46	$81,752	$(57)	$(67,710)	$14,031

Issuance of common shares in public offering	8,800,000	9	32,329	—	—	32,338
Issuance of shares for exercise of options and warrants	197,793	—	586	—	—	586
Issuance of common shares to a consultant for services	10,500	—	46	—	—	46
Issuance of common shares and compensation related to common stock restricted awards	14,422	—	(16)	57	—	41
Stock based compensation expense	—	—	1,072	—	—	1,072

Net loss	—	—	—	—	(6,142)	(6,142)

Balance at June 30, 2006	54,882,952	55	115,769	—	(73,852)	41,972

Issuance of shares for exercise of options and warrants	601,349	1	1,521	—	—	1,522
Issuance of common shares and compensation related to common stock restricted awards	16,223	—	20	—	—	20
Stock based compensation expense	—	—	1,074	—	—	1,074

Net loss	—	—	—	—	(6,776)	(6,776)

Balance at June 30, 2007	55,500,524	56	118,384	—	(80,628)	37,812

Issuance of shares for exercise of options	200,651	—	266	—	—	266
Issuance of common shares and compensation related to common stock restricted awards, net of stock surrenders	326,785	—	1,138	—	—	1,138
Stock based compensation expense	—	—	490	—	—	490

Net loss	—	—	—	—	(9,181)	(9,181)

Balance at June 30, 2008	56,027,960	$56	$120,278	—	$(89,809)	$30,525

See accompanying notes.

ThermoGenesis Corp.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended June 30
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(9,181)	$(6,776)	$(6,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	543	549	398
Stock based compensation expense	1,921	1,094	1,113
Accretion of discount on short-term investments	(918)	(1,257)	(280)
Issuance of common shares for services	—	—	46
Loss on sale/retirement of equipment	238	31	—
Net changes in operating assets and liabilities:
Accounts receivable	(2,750)	547	(856)
Inventories	(200)	(2,309)	336
Other current assets	48	47	87
Other assets	51	(34)	—
Accounts payable	2,112	143	140
Accrued payroll and related expenses	39	108	74
Deferred revenue	(633)	(231)	2,123
Other current liabilities	279	326	(37)

Net cash used in operating activities	(8,451)	(7,762)	(2,998)

Cash flows from investing activities:
Purchase of short-term investments	(44,336)	(51,420)	(35,192)
Maturities of investments	52,000	60,500	—
Capital expenditures	(514)	(621)	(565)

Net cash provided by (used in) investing activities	7,150	8,459	(35,757)

Cash flows from financing activities:
Exercise of stock options	266	439	96
Exercise of warrants	—	1,083	490
Repurchase of common stock	(293)	—	—
Payments on capital lease obligations and note payable	(18)	(16)	(210)
Issuance of common stock	—	—	32,338

Net cash (used in) provided by financing activities	(45)	1,506	32,714

Net increase (decrease) in cash and cash equivalents	(1,346)	2,203	(6,041)
Cash and cash equivalents at beginning of year	5,730	3,527	9,568

Cash and cash equivalents at end of year	$4,384	$5,730	$3,527

Supplemental non-cash financing and investing information:
Equipment acquired by note payable/capital lease	—	$17	$106

Transfer of inventories to equipment	$157	$124	$94

Transfer of equipment to inventories	$42	$69	$62

See accompanying notes.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies
Organization and Basis of Presentation
The Company was incorporated in Delaware in July 1986. The Company designs, manufactures and markets automated and semi-automated devices and single-use processing disposables that enable hospitals and blood banks to manufacture a therapeutic dose of stem cells, wound healing proteins or growth factors from a single unit of cord blood or the patient’s own blood in less than one hour. Initially, the Company developed medical devices for ultra rapid freezing and thawing of blood components, which the Company manufactures and distributes to blood banks and hospitals.
In February 2008, the Company announced the formation of a wholly-owned subsidiary, Vantus Veterinary Stem Cell Laboratories (Vantus). Vantus involves a formal relationship with the Center of Equine Health and Stem Cell Regenerative medicine Group at the University of California, Davis, School of Veterinary Medicine. Its initial focus will be the banking (harvesting processing and preservation) of equine stem cells for use in treatment of orthopedic injuries in the performance equine market.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the parent company, ThermoGenesis, and its wholly-owned subsidiary, Vantus. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
Preparation of financial statements in conformity with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
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

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (Continued)
Cash, Cash Equivalents and Short Term Investments (Continued)
Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at acquisition cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in interest income. The cost of securities sold is based on the specific identification method. The fair value of debt securities are determined by quoted market prices.
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
Warranty
The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability could have a material impact on the Company’s consolidated financial position, cash flows or results of operations.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (Continued)
Stock Based Compensation
The Company has four stock-based compensation plans, which are described more fully in Note 7.
The Company accounts for stock-based compensation arrangements in accordance with FASB Statement No. 123(R) “Share-Based Payment,” which requires the measurement and recording of compensation expense using a fair-value method.
Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Expected Term — For options which the Company has limited available data, the expected term of the option is based on the simplified method as allowed by SAB 107 and SAB 110. This simplified method averages an award’s vesting term and its contractual term. For all other options, the Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
Expected Volatility — The Company uses the trading history of its common stock in determining an estimated volatility factor when using the Black-Scholes-Merton option-pricing formula to determine the fair value of options granted.
Expected Dividend — The Company has not declared dividends. Therefore, the Company uses a zero value for the expected dividend value factor when using the Black-Scholes-Merton option-pricing formula to determine the fair value of options granted.
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
The fair value of the Company’s stock options granted to employees for the years ended June 30, 2008, 2007 and 2006 was estimated using the following weighted-average assumptions:

	2008	2007	2006
Expected life (years)	3.1	3.5	3.8
Risk-free interest rate	3.9%	4.7%	4.6%
Expected volatility	57%	54%	62%
Dividend yield	0%	0%	0%
The weighted average grant date fair value of options granted during the years ended June 30, 2008, 2007 and 2006 was $0.82, $1.66 and $2.22, respectively.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (Continued)
Credit Risk
The Company manufactures and sells thermodynamic devices principally to the blood component processing industry and performs ongoing evaluations of the credit worthiness of its customers. The Company believes that adequate provisions for uncollectible accounts have been made in the accompanying consolidated financial statements.
Segment Reporting
The Company operates in a single segment providing medical devices and disposables to hospitals and blood banks throughout the world which utilize the equipment to process blood components.
Income Taxes
Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109 (SFAS 109). There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since inception. The tax years 1993-2008 remain open to examination by the major taxing jurisdictions to which we are subject. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. There were no unrecognized tax benefits during all the periods presented.
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets are based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. These deferred tax assets include net operating loss carryforwards, research credits and deferred revenue. The net deferred tax asset has been fully offset by a valuation allowance because of our history of losses. Utilization of operating losses and credits may be subject to annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which consist of stock options, warrants and common stock restricted awards, that were not included in diluted net loss per common share, were 3,014,437, 2,995,417 and 2,963,410 as of June 30, 2008, 2007 and 2006, respectively.
Reclassifications
Certain amounts in the prior year’s financial statements have been reclassified to conform with the 2008 presentation.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (Continued)
New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 allows entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS No. 141R) which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
2. Short-term Investments
The following is a summary of held-to-maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2008
U.S. Treasury obligations	$20,903	—	$13	$20,890

Maturity Date:
Less than 90 days	$8,982			$8,976
Due in 91-365 days	11,921			11,914

	$20,903			$20,890

June 30, 2007
Mortgage-backed securities of government sponsored enterprises	$27,649	$2	$10	$27,641

The aggregate amount of unrealized losses and fair value of short term investments, which are not deemed to be other-than-temporarily impaired and less than twelve months are:

	Aggregate	Unrealized
	Fair Value	Loss
June 30, 2008
U.S. Treasury Obligations	$20,890	$13

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
3. Inventories
Inventories consisted of the following at June 30:

	2008	2007
Raw materials	$1,869	$1,791
Work in process	1,302	1,166
Finished goods	1,960	2,089

	$5,131	$5,046

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
4. Equipment
Equipment consisted of the following at June 30:

	2008	2007	Estimated Useful Life
Machinery and equipment	$2,301	$2,140	5-10 years or lease term
Computer and software	1,096	1,196	2-5 years
Office equipment	696	654	5-10 years
Leasehold improvements	307	217	5 years or lease term

	4,400	4,207

Less accumulated depreciation and amortization	(2,950)	(2,605)

	$1,450	$1,602

5. Other Current Liabilities
Other current liabilities consisted of the following at June 30:

	2008	2007
Accrued warranty reserves	$507	$302
Accrued professional fees	210	361
Other accrued liabilities	507	284

	$1,224	$947

6. Commitments and Contingencies
Operating Leases
The Company leases its facilities pursuant to two operating leases, which contain scheduled rent increases. One facility lease expires in 2011, is non-cancelable and does not have an option to renew. The other facility lease expires in 2012, is cancelable after 36 months and does not have an option to renew. The Company recognizes rent expense on a straight-line basis over the terms of the respective facility lease. The annual future minimum lease payments for the non-cancelable operating leases are as follows:

2009	$582
2010	642
2011	668
2012	313
Thereafter	—

Total	$2,205

Rent expense was $697, $552 and $462 for the years ended June 30, 2008, 2007 and 2006, respectively.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Warranty
The Company offers a one-year warranty on all of its products. In addition, the Company’s one-year warranty for the BioArchive System includes labor and travel. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s product liability which is included in accrued liabilities during the period are as follows:

	For years ended June 30,
	2008	2007
Beginning balance	$302	$74
Warranties issued during the period	404	214
Settlements made during the period	(643)	(253)
Changes in liability for pre-existing warranties during the period, including expirations	444	267

Ending balance	$507	$302

As a result of various quality issues experienced by high usage customers of the AXPTM AutoXpress™ Platform (AXP) devices and docking stations, the Company made revisions to its estimated warranty liability for the year ended June 30, 2008. The Company recorded a change in estimate, which increased the Company’s cost of product and other revenues and net loss (no net loss per share impact) by $444. The Company did not record any significant change in estimate during the year ended June 30, 2007.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
6. Commitments and Contingencies (Continued)
Import/Export Bonds
The Company imports and exports products and components as a routine part of its business, and must comply with the rules and regulations of both the U.S. Food and Drug Administration (FDA) and the US Department of Homeland Security Bureau of Customs and Border Protection (CBP). With products and components that require FDA approval, but prior to the receipt of such approval, the Company enters the components into the United States under certain temporary import provisions and must provide documentation of re-export of such product or its destruction within specified time periods. If components or products have not been exported or destroyed within the period provided for by the regulations, the Port Director may make a demand in writing under the bond for the payment of defined damages. The Company has in the past used a continuous import bond in the face amount of $50 for these activities, which would provide payment of any damages up to the face amount of the bond. The Company was notified by CBP at the Port of San Francisco that it is in breach of the temporary import agreement for components sold within the US to our strategic partners who then export such components for use outside the United States. The matter is currently under review. However, the Company may be exposed to damages up to a maximum of the face amount of our continuous import bond for each year the non-compliant imports occurred, and the bond was in effect. For the quarter ended December 31, 2007, the Company has recorded an estimated loss contingency in the amount of $100, which is based on the face amounts of the bond described above. There have been no adjustments to the accrual for the six months ended June 30, 2008. The estimated loss contingency is included in Selling, General & Administrative expenses in the consolidated statements of operations. The Company anticipates settling this matter in fiscal 2009.
Product Recalls
As part of its normal operations, the Company may conduct recalls of products or parts, some of which may require in-field service or part replacements. Recalls may, depending on the circumstances, interrupt a customers business, or require a customer to incur additional expenses. Further, the Company has enlisted certain customers to assist and facilitate the recalls and field actions, and has undertaken to compensate the customers for the efforts and disruption to business, even through formal claims are not made. For the year ended June 30, 2008, the Company has accrued $185 for payments that may be paid in connection with recalls the Company had during the fiscal year. The Company anticipates settling this matter in fiscal 2009.
7. Stockholders’ Equity
Common Stock
On February 3, 2006, the Company completed a public offering of 8,800,000 shares of its common stock, which included the over allotment option completed in March 2006, at $4.00 per share. Net proceeds after expenses from the offering were approximately $32,338.
As of June 30, 2008, the Company had 4,951,683 shares of common stock reserved for future issuance.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
A summary of warrant activity for the three years ended June 30, 2008 follows:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	Per Share
Balance at June 30, 2005	643,949	$3.00

Warrants granted	—	—
Warrants canceled	(83,699)	$2.81
Warrants exercised	(166,888)	$2.94

Outstanding and exercisable at June 30, 2006	393,362	$3.07

Warrants granted	—
Warrants canceled	(40,862)	$3.07
Warrants exercised	(352,500)	$3.07

Outstanding and exercisable at June 30, 2007 and 2008	—

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

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
7. Stockholders’ Equity (Continued)
Stock Options (Continued)
The Amended 1998 Stock Option Plan (“1998 Plan”) permits the grant of stock or options to employees, directors and consultants. A total of 3,798,000 shares were approved by the stockholders for issuance under the 1998 Plan. Options are granted at prices that are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest ratably over three to five years, unless otherwise determined by the Board of Directors. The 1998 Plan, but not the options granted, expired in February 2008.
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
The 2006 Equity Incentive Plan (“2006 Plan”) permits the grant of options, restricted stock, stock bonuses and stock appreciation rights to employees, directors and consultants. Under the 2006 Plan, the number of shares of common stock equal to 6% of the number of outstanding shares of the Company are authorized to be issued. The number of shares available to grant for awards adjusts at the beginning of each fiscal year if additional shares of common stock were issued in the preceding fiscal year. As of June 30, 2008 there were 3,330,031 shares approved under the Plan for issuance.
Stock Compensation Expense
At June 30, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $753, net of estimated forfeitures of $85. This cost will be amortized on a straight-line basis over a weighted-average period of approximately two years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of options vested during the years ended June 30, 2008, 2007 and 2006 was $377, $789 and $955.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
7. Stockholders’ Equity (Continued)
Stock Compensation Expense (Continued)
The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at June 30, 2007	2,470,917	$2.89

Granted	1,178,000	$2.19
Forfeited or Expired	(453,329)	$3.43
Exercised	(200,651)	$1.33

Outstanding at June 30, 2008	2,994,937	$2.64	2.3	—

Vested and Expected to Vest at June 30, 2008	2,735,793	$2.65	2.3	—

Exercisable at June 30, 2008	1,658,951	$2.73	1.6	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were in-the-money at June 30, 2008. During the years ended June 30, 2008, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $248, $278 and $46, respectively, determined as of the date of option exercise.
The following table summarizes information about stock options outstanding at June 30, 2008:

		Weighted-	Weighted-
Range of		Average	Average		Weighted-
Exercise	Number	Remaining	Exercise	Number	Average
Prices	Outstanding	Contractual Life	Price	Exercisable	Exercise Price
$1.48-$2.20	1,370,000	1.6	$2.02	1,100,000	$2.11
$2.31-$3.15	949,437	3.0	$2.40	95,812	$2.74
$3.58-$4.70	552,500	2.7	$4.05	367,139	$3.96
$4.78-$5.88	123,000	2.8	$5.06	96,000	$5.08

	2,994,937	2.3	$2.64	1,658,951	$2.73

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
7. Stockholders’ Equity (Continued)
Common Stock Restricted Awards
On April 26, 2007, the Company’s Chief Executive Officer (“incumbent CEO”) was granted 500,000 shares of restricted common stock with three year vesting. The grant has a value of $1,700 based on the fair market value of the Company’s stock on the grant date. The vesting is subject to acceleration upon certain conditions: (1) entry into the Employment Agreement for a term of three years, (2) Company’s engagement of a new Chief Executive Officer (“new CEO”) and confirmation by the Board of Directors and (3) development and Board approval of a transition plan for the new CEO and transition of the incumbent CEO to the position of Chief Technology Architect (“CTA”). However, in accordance with the 2006 Plan, performance based stock option awards must have a minimum vesting period of at least one year. The performance conditions were all satisfied by May 2008, therefore, the compensation expense of $1,700 was amortized over one year of which $1,417 and $283 has been included in the accompanying consolidated statement of operations in fiscal 2008 and 2007, respectively. In connection with the vesting of the restricted stock, the election was made by the CTA to satisfy the applicable income tax withholding obligation by a net share settlement, pursuant to which the Company withheld 178,215 shares and used the deemed proceeds from those shares to pay the income tax withholding. The net share settlement is deemed to be a repurchase by the Company of its common stock.
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
The following is a summary of restricted stock activity during the years ended June 30, 2007 and 2008:

	Number of	Grant Date
	Shares	Fair Value

Outstanding at June 30, 2006	11,000	$40

Granted	510,000	1,734
Vested	(16,000)	(57)
Forfeited	—	—

Outstanding at June 30, 2007	505,000	1,717

Granted	30,000	67
Vested	(505,000)	(1,717)
Forfeited	(30,000)	(67)

Outstanding at June 30, 2008	—	$—

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
8. Concentrations
At June 30, 2008, the Company had two customers that individually accounted for 60% and 14% of accounts receivable. At June 30, 2007, the Company had two customers that individually accounted for 30% and 14% of accounts receivable.
During the fiscal year ended June 30, 2008, revenues from one significant customer totaled $13,310 or 61% of net revenues. During the fiscal year ended June 30, 2007, revenues from one significant customer totaled $7,502 or 45% of net revenues. During the fiscal year ended June 30, 2006, revenues from three significant customers totaled $6,386 or 53% of net revenues.
The following is a summary of product revenues as a percentage of total net revenues for the Company’s principal product lines:

	2008	2007	2006

BioArchive	42%	48%	61%
AXP	34%	19%	6%
ThermoLine	9%	13%	16%
CryoSeal	7%	7%	7%
The Company had sales to customers as follows for the years ended June 30:

	2008	2007	2006
United States	$12,901	$8,579	$4,632
Europe	5,565	4,625	3,046
Asia	2,125	2,588	2,703
South America	1,208	802	1,394
Other	147	157	273

	$21,946	$16,751	$12,048

The Company purchases certain of its CryoSeal disposable products from one supplier in Asia. Additionally, one supplier in Asia is the significant supplier of the AXP disposable bagset. The Company has satisfactory relationships with these suppliers. However, should those relationships deteriorate, the Company may have difficulty in fulfilling customer demand in the short-term.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
9. Income Taxes
The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate of 34% to income tax expense is as follows for the years ended June 30:

	2008	2007	2006
Statutory federal income tax benefit	$(3,122)	$(2,304)	$(2,088)
Net operating loss with no tax benefit	3,122	2,304	2,088

Total federal income tax	$—	$—	$—

At June 30, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $74,615 and $40,432 respectively, that are available to offset future income. The federal and state loss carryforwards expire in various years between 2009 and 2028, and 2014 and 2018, respectively.
At June 30, 2008, the Company has research and experimentation credit carryforwards of approximately $884 for federal tax purposes that expire in various years between 2009 and 2028, and $917 for state income tax purposes that do not have an expiration date.
Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	June 30, 2008	June 30, 2007
Deferred tax assets:
Net operating loss carry-forwards	$27,502	$24,300
Income tax credits	1,507	1,428
Deferred revenue	709	962
Other	2,052	2,039

Total deferred taxes	31,770	28,729
Valuation allowance	(31,770)	(28,729)

Net deferred taxes	$—	$—

The valuation allowance increased by approximately $3,041, $2,384 and $2,707 in 2008, 2007 and 2006, respectively. As of June 30, 2008, the Company has a benefit of approximately $1,858 related to stock option deductions, which will be credited to paid-in capital when realized, of which $1,632 is included in the valuation allowance.
Because of the “change of ownership” provisions of the Tax Reform Act of 1986, a portion of the Company’s federal net operating loss and credit carryovers may be subject to an annual limitation regarding their utilization against taxable income in future periods.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
11. Unaudited Quarterly Financial Data
The following tables provide quarterly data for fiscal years ended June 30, 2008 and 2007.

		Second
	First Quarter	Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	September 30,	December 31,	March 31,	June 30,
	2007	2007	2008	2008 (1)

Net revenues	$3,632	$5,487	$5,645	$7,182
Gross Profit	$1,209	$1,910	$1,501	$2,350
Net loss	$(2,300)	$(1,717)	$(2,680)	$(2,484)

Per share data:

Basic and diluted net loss per common share	$(0.04)	$(0.03)	$(0.05)	$(0.04)

Shares used in computing per share data	55,659,508	55,701,175	55,701,175	55,956,452

		Second
	First Quarter	Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	September 30,	December 31,	March 31,	June 30,
	2006	2006	2007	2007

Net revenues	$4,305	$3,716	$5,210	$3,520
Gross Profit	$1,712	$789	$1,772	$924
Net loss	$(1,096)	$(2,030)	$(1,037)	$(2,613)

Per share data:

Basic and diluted net loss per common share	$(0.02)	$(0.04)	$(0.02)	$(0.05)

Shares used in computing per share data	54,903,767	55,140,675	55,266,175	55,369,291

(1)	During the fourth quarter of 2008, we recorded a write-off of long-lived assets of $238 and a change in estimate of warranty liability of $90.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer along with the Company’s Principal Financial Officer, of the effectiveness of the design of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of the Company’s fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Principal Executive officer along with the Company’s Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Management’s Report on Internal Control over Financial Reporting
The report of management required under Item 9A is considered in Item 8 Part II of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control Over Financial Reporting.”
Attestation Report of Independent Registered Public Accounting Firm
The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect it’s internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders. We have adopted a Code of Ethics applicable to all employees including our CEO and CFO. A copy of the Code of Ethics is available at www.thermogenesis.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report on Form 10-K.

			Page Number
(a)	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	28

		Consolidated Balance Sheets at June 30, 2008 and 2007	30

		Consolidated Statements of Operations for the years ended June 30, 2008, 2007 and 2006	31

		Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2008, 2007 and 2006	32

		Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007 and 2006	33

		Notes to Consolidated Financial Statements	34

		Management’s Report on Internal Control over Financial Reporting is contained as part of this report under Item 9A “Controls and Procedures”.

(a)	(2)	Financial Statement Schedules

		Schedule II, Valuation and Qualifying Accounts & Reserves	57

		All other financial statement schedules have been omitted because they are not required or not applicable.

(b	)	Exhibits

		Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on the next page, which are incorporated herein by this reference.

Exhibit Description

3.1	(a) Amended and Restated Certificate of Incorporation (1)

(b) Revised Bylaws (2)

10.1	(a) License Agreement with Pall/Medsep Corporation (3)

(b) Securities Purchase Agreement dated March 10, 2004 (form) (4)

(c) Amended 2002 Independent Directors Equity Incentive Plan (5)

(d) Distribution and License Agreement with Asahi Kasei Medical Co., Ltd. (6)

(e) Supply Agreement with Cell Factors Technology, Inc. (7)

(f) Employment Agreement for Matthew Plavan

(g) International Distribution Agreement with Amersham Biosciences AB (8)

(h) OEM Supply Agreement with Medtronic, Inc. (9)

(i) Employment Agreement with John Chapman (10)

(j) Product Development and Supply Agreement with Biomet Biologics (11)

(k) First Amendment License Agreement (Clotalyst) (12)

(l) Amended & Restated International Distribution Agreement with GE Healthcare (13)

(m) Employment Agreement for William Osgood (14)

14	Amended and Restated Code of Ethics (15)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibit Index

(1)	Incorporated by reference to ThermoGenesis’ proxy statement for the Special Meeting hold on December 5, 2005.

(2)	Incorporated by reference to Form 10-KSB for the year ended June 30, 1994.

(3)	Incorporated by reference to Form 8-K dated April 14, 1997.

(4)	Incorporated by reference to Form 8-K dated March 10, 2004.

(5)	Incorporated by reference to Form 8-K dated December 15, 2004.

(6)	Incorporated by reference to Form 8-K dated March 28, 2005.

(7)	Incorporated by reference to Form 8-K dated March 29, 2005.

(8)	Incorporated by reference to Form 8-K dated October 13, 2005.

(9)	Incorporated by reference to Form 8-K dated November 4, 2005.

(10)	Incorporated by reference to Form 10-K for the year ended June 30, 2006.

(11)	Incorporated by reference to Form 8-K dated August 3, 2006.

(12)	Incorporated by reference to Form 10-K for quarter ended March 31, 2007.

(13)	Incorporated by reference to Form 8-K dated May 7, 2008

(14)	Incorporated by reference to Form 8-K dated August 1, 2007

(15)	Incorporated by reference to ThermoGenesis’ proxy statement for the Annual Meeting held on October 28, 2005.

GLOSSARY OF CERTAIN TECHNICAL TERMS
510(k): Formal notification to FDA to obtain clearance to market the medical device. The device must be substantially equivalent to devices manufactured prior to 1976, or which have been found substantially equivalent after that date.
ADIPOSE TISSUE: Tissue in which fat is stored and which has the cells swollen by droplets of fat.
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

ThermoGenesis Corp.
Date: September 8, 2008	By:	/s/ WILLIAM R. OSGOOD
William R. Osgood, Ph.D., Chief
Executive Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM R. OSGOOD	Date: September 8, 2008

William R. Osgood, Ph.D., Chief
Executive Officer & Director
(Principal Executive Officer)

By:	/s/ MATTHEW T. PLAVAN	Dated: September 8, 2008

Matthew T. Plavan, Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ HUBERT HUCKEL	Dated: September 8, 2008

Hubert Huckel, M.D., Chairman of the Board

By:	/s/ PATRICK MCENANY	Dated: September 8, 2008

Patrick McEnany, Director

By:	/s/ WOODROW A. MYERS	Dated: September 8, 2008

Woodrow Myers, M.D., Director

By:	/s/ MAHENDRA RAO	Dated: September 8, 2008

Mahendra Rao, M.D., Ph.D., Director

By:	/s/ TIFFANY OLSON	Dated: September 8, 2008

Tiffany Olson, Director

SCHEDULE II
THERMOGENESIS CORP.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	Accounts	Deductions	period
For the year ended June 30, 2008
Allowance for doubtful accounts:	$50	—	—	$19	$31
Reserve for slow moving inventory:	$915	$53	—	$271	$697
For the year ended June 30, 2007
Allowance for doubtful accounts:	$17	$50	—	$17	$50
Reserve for slow moving inventory:	$774	$200	—	$59	$915
For the year ended June 30, 2006
Allowance for doubtful accounts:	$41	—	—	$24	$17
Reserve for slow moving inventory:	$632	$212	—	$70	$774

EXHIBIT INDIX

Exhibit No.	Description

Exhibit 10.1(f)	Employment Agreement for Matthew Plavan

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	PRINCIPAL EXECUTIVE OFFICER’S CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.2	PRINCIPAL FINANCIAL OFFICER’S CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002