Form 10-Q
period 2008-09-30
THERMOGENESIS CORP
filed 2008-11-07
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2008.
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
☑  Yes           ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes           ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008

Common stock, $.001 par value	56,027,960

ThermoGenesis Corp.

i

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ThermoGenesis Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	June 30,
(in thousands, except share and per share amounts)	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,358	$4,384
Short-term investments	15,961	20,903
Accounts receivable, net of allowance for doubtful accounts of $13 ($31 at June 30, 2008)	4,176	5,976
Inventories	5,987	5,131
Other current assets	366	367

Total current assets	32,848	36,761

Equipment at cost less accumulated depreciation of $3,063 ($2,950 at June 30, 2008)	1,435	1,450
Other assets	65	71

	$34,348	$38,282

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,631	$4,186
Accrued payroll and related expenses	415	564
Deferred revenue	730	801
Other current liabilities	1,791	1,224

Total current liabilities	5,567	6,775

Deferred revenue	805	974
Long-term portion of capital lease obligations	7	8

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 56,027,960 issued and outstanding (56,027,960 at June 30, 2008)	56	56
Paid in capital in excess of par	120,401	120,278
Accumulated deficit	(92,488)	(89,809)

Total stockholders’ equity	27,969	30,525

	$34,348	$38,282

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	September 30,
(in thousands, except share and per share amounts)	2008	2007
Product and other revenues	$4,502	$3,632

Cost of product and other revenues	3,222	2,423

Gross profit	1,280	1,209

Expenses:

Selling, general and administrative	2,447	2,420

Research and development	1,600	1,496

Total operating expenses	4,047	3,916

Interest and other income, net	88	407

Net loss	($2,679)	($2,300)

Per share data:

Basic and diluted net loss per common share	($0.05)	($0.04)

Shares used in computing per share data	56,027,960	55,659,508

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended September 30, 2008 and 2007

(in thousands)	2008	2007
Cash flows from operating activities:
Net loss	($2,679)	($2,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120	136
Stock based compensation expense	123	628
Accretion of discount on short-term investments	(76)	(295)
Net change in operating assets and liabilities:
Accounts receivable, net	1,800	259
Inventories	(856)	(716)
Other current assets	1	34
Other assets	6	13
Accounts payable	(1,555)	(74)
Accrued payroll and related expenses	(149)	(162)
Deferred revenue	(240)	(162)
Other current liabilities	569	227

Net cash used in operating activities	(2,936)	(2,412)

Cash flows from investing activities:
Capital expenditures	(105)	(173)
Purchase of investments	(3,982)	(9,766)
Maturities of investments	9,000	13,000

Net cash provided by investing activities	4,913	3,061

Cash flows from financing activities:
Payments on capital lease obligations	(3)	(5)
Exercise of stock options and warrants	—	266

Net cash (used in) provided by financing activities	(3)	261

Net increase in cash and cash equivalents	1,974	910

Cash and cash equivalents at beginning of period	4,384	5,730

Cash and cash equivalents at end of period	$6,358	$6,640

Supplemental non-cash flow information:
Transfer of equipment to inventory	—	$18

See accompanying notes.

ThermoGenesis Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited; Amounts in thousands, except share and per share amounts)
1. Basis of Presentation and Summary of Significant Accounting Policies
Organization and Basis of Presentation
ThermoGenesis Corp. (the Company) designs, manufactures and markets automated and semi-automated devices and single-use processing disposables that enable hospitals and blood banks to manufacture a therapeutic dose of stem cells, wound healing proteins or growth factors from a single unit of cord blood or the patient’s bone marrow or peripheral blood in less than one hour. Initially, the Company developed medical devices for ultra rapid freezing and thawing of blood components, which the Company manufactures and distributes to blood banks and hospitals.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the parent company, ThermoGenesis, and its wholly-owned subsidiary, Vantus. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All sales, domestic and foreign, are denominated in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company’s net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
The balance sheet at June 30, 2008, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of any undelivered items. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement’s revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based on vendor specific objective evidence or third party evidence of fair value as appropriate. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued at the time of revenue recognition. The Company accounts for training and installation as a separate element of a multiple element arrangement. The Company therefore recognizes the fair value of training and installation services upon their completion when the Company is obligated to perform such services.
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
Fair Value of Financial Instruments
The Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) effective July 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the Company’s consolidated financial statements. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.
SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
Level 1 money market funds are included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.
Segment Reporting
The Company operates in a single segment providing medical devices and disposables to hospitals and blood banks throughout the world which utilize the equipment to process blood components.
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which consist of stock options and common stock restricted awards that were not included in diluted net loss per common share were 3,124,437 and 3,557,270 as of September 30, 2008 and 2007, respectively.
Reclassifications
Certain amounts in the prior period’s financial statements have been reclassified to conform with the 2009 presentation.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company adopted SFAS No. 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP SFAS No. 157-2. The partial adoption of SFAS No. 157 did not have an impact on our consolidated results or financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 allows entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. The Company adopted SFAS No. 159 effective July 1, 2008 and has not elected the fair value option for its financial instruments. The adoption of SFAS No. 159 did not have an impact on our consolidated results or financial condition.
In June 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). The guidance in EITF 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF 07-3 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is applied prospectively to new contracts entered into on or after December 15, 2007. The Company adopted EITF 07-3 effective July 1, 2008. The adoption of EITF 07-3 did not have a material impact on the Company’s results of operations or financial condition.
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS No. 141R) which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the potential impact of the adoption of SFAS No. 141R if and when a future acquisition occurs.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on its financial statements. The Company is currently assessing the potential impact, if any, the adoption of SFAS No. 162 may have on its consolidated financial statements.

2. Investments
The following is a summary of held-to-maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2008
U.S. Treasury obligations	$15,961	$18	$9	$15,970

Maturity Date:
Less than 90 days	$12,970			$12,988
Due in 91-365 days	2,991			2,982

	$15,961			$15,970

June 30, 2008
U.S. Treasury obligations	$20,903	—	$13	$20,890

The aggregate amount of unrealized losses and fair value of short term investments, which are not deemed to be other-than-temporarily impaired and less than twelve months are:

	Aggregate Fair Value	Unrealized Loss
September 30, 2008
U.S. Treasury obligations	$2,982	$9

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
3. Inventories
Inventories consisted of the following at:

	September 30, 2008	June 30, 2008
Raw materials	$1,452	$1,869
Work in process	1,506	1,302
Finished goods	3,029	1,960

	$5,987	$5,131

4. Commitments and Contingencies
Import/Export Bonds
The Company imports and exports products and components as a routine part of its business, and must comply with the rules and regulations of both the U.S. Food and Drug Administration (FDA) and the US Department of Homeland Security Bureau of Customs and Border Protection (CBP). With products and components that require FDA approval, but prior to the receipt of such approval, the Company enters the components into the United States under certain temporary import provisions and must provide documentation of re-export of such product or its destruction within specified time periods. If components or products have not been exported or destroyed within the period provided for by the regulations, the Port Director may make a demand in writing under the bond for the payment of defined damages. The Company has in the past used a continuous import bond (CIB) in the face amount of $50 for these activities, which would provide payment of any damages up to the face amount of the bond. The Company was notified by CBP at the Port of San Francisco that it is in breach of the temporary import agreement for components sold within the US to our strategic partners who then export such components for use outside the United States. The matter is currently under review. However, the Company may be exposed to damages up to a maximum of the face amount of our continuous import bond for each year the non-compliant imports occurred, and the bond was in effect. For the quarter ended December 31, 2007, the Company recorded an estimated loss contingency in the amount of $100, which was based on the face amounts of the bond described above. The CBP has issued penalty letters totaling $109 for ten of the 17 temporary bonds issued. This penalty is capped at $50 under the first year of the CIB. The Company has not made any significant payments during the three months ended September 30, 2008. Therefore, the Company still considers $100 the best estimate of the loss contingency and thus has made no adjustments to the accrual for the quarter ended September 30, 2008.
Product Recalls
As part of its normal operations, the Company may conduct recalls of products or parts, some of which may require in-field service or part replacements. Recalls may, depending on the circumstances, interrupt a customer’s business, or require a customer to incur additional expenses. Further, the Company may enlist certain customers to assist and facilitate the recalls and field actions, and may try to compensate the customers for their expenses incurred. For the year ended June 30, 2008, the Company accrued $185 for payments that may be paid in connection with recalls the Company had during that fiscal year. The Company anticipates settling this matter in fiscal 2009.
In the second quarter of fiscal 2009, the Company initiated a voluntary recall of certain lots of the AXP™ disposable bag sets as they may contain particulates from a supplied component that may be released into the sterile, non-pyrogenic fluid path. This recall was not a result of any reports of patient safety issues. The Company has accrued $520 in the cost of product and other revenues line item for the quarter ended September 30, 3008 as it’s best estimate of the costs associated with this voluntary recall. The Company’s plan as it relates to the recall is subject to the Company’s ongoing investigations and approval by the FDA. Therefore, the ultimate scope and cost of the recall could be materially different than the estimated cost the Company has recorded in the September 30, 2008 financial statements.
Warranty
The Company offers a one-year warranty on all of its products. In addition, the Company’s one-year warranty for the BioArchive® System includes labor and travel. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s product liability during the period are as follows:

July 1, 2008 balance	$507
Warranties issued during the period	84
Settlements made during the period	(56)
Changes in liability for pre-existing warranties during the period, including expirations	526

Balance at September 30, 2008	$1,061

As a result of the product recall in the second quarter of fiscal 2009, the Company made revisions to its estimated warranty liability for the three months ended September 30, 2008. The Company recorded a change in estimate, which increased the Company’s cost of product and other revenues and net loss by $520 and net loss per share of $0.01. The Company did not record any significant change in estimate during the quarter ended September 30, 2007.
5. Stockholder’s Equity
Stock Based Compensation
The Company recorded stock-based compensation of $123 and $628 for the three months ended September 30, 2008 and 2007, respectively.
The following is a summary of option activity for the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at June 30, 2008	2,994,937	$2.64

Granted	125,333	$1.58
Forfeited or Expired	(65,333)	$2.37
Exercised	—

Outstanding at September 30, 2008	3,054,937	$2.60	2.1	—

Vested and Expected to Vest at September 30, 2008	2,856,003	$2.60	2.1	—

Exercisable at September 30, 2008	1,889,951	$2.68	1.6	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were in-the-money at September 30, 2008. There were no options exercised during the three months ended September 30, 2008. During the three months ended September 30, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $248, determined as of the date of option exercise.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company’s actual results and could cause actual results for fiscal year 2009, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the

Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, the risks associated with initiating manufacturing for new products, and the risk factors listed from time to time in the Company’s SEC reports, including, in particular, the factors and discussion in the Company’s Form 10-K for its last fiscal year.
Overview
We are a leading supplier of innovative products and services that process and store adult stem cells. Our products concentrate and store stem cells of a single donor which can be administered to that donor or a matched patient. Our devices and disposables are intended for use by physicians, researchers, hospitals and blood banks. These stem cells typically originate from the blood or tissue from donated cord blood or the bone marrow of the patient to be treated. The Stem Cell therapy market is a broad, rapidly growing field of medicine that involves the collection, purification, manipulation and administration of stem cells, to treat serious injuries or diseases such as malignant or genetic blood diseases, tailored to individual patients. This methodology of personalized treatment is considerably different than practices with generic conventional pharmaceutical drugs. Pharmaceutical drugs are produced in large quantities and are effective on most patients with similar underlying medical conditions. Additionally, these drugs typically consist of inert materials that can be stored in medicine cabinets at room temperature. In contrast, “personalized” cell therapies are manufactured one at a time, are intended for a single patient and must be used immediately or, if stored, require precision freezing and extremely low storage temperatures (-196°C in some cases) in order to preserve the viability of the cells.
In February 2008, the Company formed a wholly-owned subsidiary, Vantus Veterinary Stem Cell Laboratories (Vantus). Vantus involves a formal collaboration with the Center for Equine Health and Stem Cell Regenerative Medicine Group at the University of California, Davis, School of Veterinary Medicine. Its initial focus will be to provide point-of-care products for use in treatment of orthopedic injuries in the performance equine market.
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
The AutoXpress™ Platform or AXP is an innovative product which automates the isolation and concentration of stem cells from cord blood in a functionally closed sterile disposable set in preparation for cryopreservation and long term storage. The AXP Platform consists of a microprocessor controlled electromechanical device which includes optical sensors and accelerometers and a dedicated disposable bag set. During the centrifugation step, the AXP automatically concentrates the stem cells in the cord blood by removing excess plasma and red blood cells. The benefits of the AXP technology are its ability to efficiently isolate and concentrate stem cells with minimal operator time and electronic documentation of the processing for Current Good Manufacturing Practice (cGMP) compliance. As a result, cord blood banks are able to achieve improved operating efficiency as compared to manual processing methods. In addition to labor savings, the AXP is also considerably faster than manual methods. At the end of the centrifugation of the AXP, the concentrated stem cells are delivered into an integral freezing container.

After the cryopreservation solution is added to the AXP freezing bag using the integral sterile filter, the concentrated stem cells are ready to be frozen and stored with the BioArchive System until needed for a stem cell transplantation.
The MarrowXpress™ or MXP™, an extension of the AXP, defines a new processing standard for isolating and retrieving stem cells from bone marrow aspirate. It is an automated, closed, sterile system that volume-reduces blood to a user-defined volume while retaining over 90% of the mononuclear cells. Self-powered and microprocessor-controlled, the MarrowXpress Platform contains flow control optical sensors which achieve precise separation. In June 2008, we received the CE-Mark, enabling commercial sales in Europe. In July 2008, we received authorization from the FDA to begin marketing the MXP for use in the clinical laboratory or intraoperatively at the point-of-care for preparation of a cell concentrate from bone marrow. In September 2008, the Company announced an agreement with Celling Technologies, a subsidiary of Spine-Smith, LLC, to distribute the MXP for orthopedic applications.
The CryoSeal® FS System (CryoSeal) produces a second-generation surgical sealant which harvests the two interactive protein component solutions of a fibrin sealant: (1) the wound healing proteins of fibrinogen, fibronectin, Factor VIII, von Willebrands Factor and Factor XIII and (2) the activating enzyme, thrombin, from the patient’s own blood. When combined at the bleeding wound site, the two components form an adhesive gel that stops bleeding and bonds tissue. This advanced surgical sealant may be manufactured in either hospitals or blood centers and competes with conventional fibrin sealants, sourced from “pools” of plasma purchased from up to ten thousand individuals.
We believe that there is a market for our 100% autologous CryoSeal System due to its safety advantages over conventional, non-autologous fibrin sealants that carry the risk of contamination by blood-borne pathogens from other donors, and that this market may extend beyond the typical wound care applications to include use of the technology in the delivery of stem cells for cell therapeutics. Therefore, we are evaluating alternatives for commercialization of our CryoSeal System including new strategic partnering and licensing, distribution channel partners, potential acquirers of the technology and the potential use of the technology in the delivery of stem cells.
The following is Management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the period included in the accompanying consolidated financial statements.
Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, warranties, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that the Company has identified as critical in the preparation of our condensed consolidated financial statements, please refer to our 2008 Annual Report on form 10-K.

Results of Operations for the Three Months Ended September 30, 2008 as Compared to the Three Months Ended September 30, 2007
Net Revenues:
Revenues for the three months ended September 30, 2008 were $4,502,000 compared to $3,632,000 for the three months ended September 30, 2007, an increase of $870,000 or 24%. This is primarily due to an increase in sales of BioArchive devices. We recognized revenue on six BioArchive devices during the quarter ended September 30, 2008 versus three in the corresponding quarter of the prior year. This contributed $420,000 to the increase in revenues. Additionally, we had increased shipments in the AXP product line, both devices and disposables, which contributed to an increase in revenues of approximately $680,000. Shipments of AXP devices increased, 23 in the current quarter versus none as the device was on hold in the corresponding period of the prior year until certain quality enhancements could be completed.
The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	September 30,
	2008	2007
United States	48	34
Asia	62	56
Europe	47	42
Rest of World	30	26

	187	158

The following represents the Company’s revenues for disposables by product line for the three months ended:

	September 30,
	2008	2007
AXP	$1,166,000	$718,000
BioArchive	850,000	809,000
CryoSeal	83,000	382,000

	$2,099,000	$1,909,000

Percentage of total Company revenues	47%	53%

Gross Profit:
The Company’s gross profit was $1,280,000 or 28% of net revenues for the three months ended September 30, 2008, as compared to $1,209,000 or 33% for the corresponding fiscal 2008 period. The decrease in gross profit percentage is primarily due to the $520,000 accrual for the voluntary recall of AXP bag sets.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $2,447,000 for the three months ended September 30, 2008, compared to $2,420,000 for the comparable fiscal 2008 period, an increase of $27,000. The increase is primarily due to an increase in governance fees driven by an increase of two independent directors over the prior year as well as having installed an independent Chairman of the Board offset by a decrease in stock compensation expense.

Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses for the three months ended September 30, 2008, were $1,600,000 compared to $1,496,000 for the corresponding fiscal 2008 period, an increase of $104,000 or 7%. The increase is primarily due to expenses associated with the Vantus subsidiary, which was formed in February 2008, of $190,000, increase of $115,000 in development of the MXP and Res-Q products and higher salary and benefit expenses of approximately $150,000 primarily due to hiring a new Vice President of Research and Development in August 2008 and other personnel. These increases were offset by a decrease in stock compensation expense of $262,000 primarily due to the restricted stock awarded to the Company’s former Chief Technology Architect fully vesting in April 2008 and a decrease of $130,000 in payments made to UC Davis in connection with a collaboration agreement to develop stem cell treatments.
Liquidity and Capital Resources
At September 30, 2008, the Company had cash, cash equivalents and short-term investments of $22,319,000 and working capital of $27,281,000. This compares to cash, cash equivalents and short-term investments of $25,287,000 and working capital of $29,986,000 at June 30, 2008. The cash was used to fund operations, capital expenditures and other strategic initiatives of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $108,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises.
Net cash used in operating activities for the three months ended September 30, 2008 was $2,936,000, primarily due to the net loss of $2,679,000 which included the accretion of discount on short-term investments of $76,000, offset by depreciation and stock based compensation expense of $120,000 and $123,000, respectively. Accounts receivable generated $1,800,000 of cash as a result of collecting payments from sales made in the prior quarter. Accounts payable used $1,555,000 of cash due to paying vendors for purchases made late in the prior quarter, primarily for disposable products.
We believe that our currently available cash, cash equivalents and short-term investments, will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. Deterioration in credit markets and impacts on our customers spending could adversely impact our revenue. Although we don’t anticipate significant deterioration in our customers’ markets, such an event could impact revenues resulting in increased losses that would require us to alter development plans or to seek additional debt or equity capital to continue those development programs. We believe that certain developmental projects are essential to sustained increased revenues long term.
Off-Balance Sheet Arrangements
As of September 30, 2008, the Company has no off-balance sheet arrangements.
Backlog
The Company’s cancelable backlog at September 30, 2008 was $1,822,000.
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
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.
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
Item 1A. Risk Factors.
In addition to the factors discussed below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008, which could materially affect our business, financial condition or future results. There have been no material changes from those risk factors. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The Continuing Crisis in the U.S. and World Financial and Securities Markets Could Have a Material Adverse Effect on our Customers’ Business and Effect our Operations and Revenues.
The current economic crisis heightens the risk that our customers may lack the funding or credit facilities that they may have previously used for acquiring our products. Such credit or funding restrictions could delay or lower our revenues.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits:
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

ThermoGenesis Corp.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Corp. (Registrant)
Dated: November 5, 2008	/s/ William R. Osgood
William R. Osgood
Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2008	/s/ Matthew T. Plavan
Matthew T. Plavan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002