Form 10-Q
period 2008-12-31
THERMOGENESIS CORP
filed 2009-02-05
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2008.
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2009

Common stock, $.001 par value	56,092,960

ThermoGenesis Corp.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ThermoGenesis Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,772,000	$4,384,000
Short-term investments	16,014,000	20,903,000
Accounts receivable, net of allowance for doubtful accounts of $12,000 ($31,000 at June 30, 2008)	5,824,000	5,976,000
Inventories	5,593,000	5,131,000
Other current assets	300,000	367,000

Total current assets	30,503,000	36,761,000

Equipment at cost less accumulated depreciation of $3,149,000 ($2,950,000 at June 30, 2008)	1,355,000	1,450,000
Other assets	116,000	71,000

	$31,974,000	$38,282,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,064,000	$4,186,000
Accrued payroll and related expenses	659,000	564,000
Deferred revenue	738,000	801,000
Other current liabilities	1,491,000	1,232,000

Total current liabilities	4,952,000	6,783,000

Deferred revenue	643,000	974,000

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 56,027,960 issued and outstanding (56,027,960 at June 30, 2008)	56,000	56,000
Paid in capital in excess of par	120,506,000	120,278,000
Accumulated deficit	(94,183,000)	(89,809,000)

Total stockholders’ equity	26,379,000	30,525,000

	$31,974,000	$38,282,000

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Product and other revenues	$6,126,000	$5,487,000	$10,628,000	$9,119,000

Cost of product and other revenues	3,913,000	3,577,000	7,135,000	6,000,000

Gross profit	2,213,000	1,910,000	3,493,000	3,119,000

Expenses:

Selling, general and administrative	2,673,000	2,357,000	5,120,000	4,777,000

Research and development	1,298,000	1,617,000	2,898,000	3,113,000

Total operating expenses	3,971,000	3,974,000	8,018,000	7,890,000

Interest and other income, net	63,000	347,000	151,000	754,000

Net loss	$(1,695,000)	$(1,717,000)	$(4,374,000)	$(4,017,000)

Per share data:

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.08)	$(0.07)

Shares used in computing per share data	56,027,960	55,701,175	56,027,960	55,680,342

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(4,374,000)	$(4,017,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244,000	265,000
Stock based compensation expense	228,000	1,121,000
Accretion of discount on short-term investments	(130,000)	(564,000)
Net change in operating assets and liabilities:
Accounts receivable, net	152,000	123,000
Inventories	(462,000)	(191,000)
Other current assets	67,000	204,000
Other assets	6,000	45,000
Accounts payable	(2,122,000)	(434,000)
Accrued payroll and related expenses	95,000	(9,000)
Deferred revenue	(394,000)	(332,000)
Other current liabilities	266,000	304,000

Net cash used in operating activities	(6,424,000)	(3,485,000)

Cash flows from investing activities:
Capital expenditures	(200,000)	(225,000)
Purchase of investments	(16,981,000)	(23,482,000)
Maturities of investments	22,000,000	25,000,000

Net cash provided by investing activities	4,819,000	1,293,000

Cash flows from financing activities:
Payments on capital lease obligations	(7,000)	(8,000)
Exercise of stock options and warrants	—	266,000

Net cash (used in) provided by financing activities	(7,000)	258,000

Net decrease in cash and cash equivalents	(1,612,000)	(1,934,000)

Cash and cash equivalents at beginning of period	4,384,000	5,730,000

Cash and cash equivalents at end of period	$2,772,000	$3,796,000

Supplemental non-cash flow information:
Transfer of inventory to equipment	—	$150,000

Transfer of equipment to inventory	—	$18,000

Transfer of equipment to other assets	$51,000	—

See accompanying notes.

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
Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. All sales, domestic and foreign, are denominated in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company’s net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
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
Fair Value of Financial Instruments
The Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157) effective July 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that established a framework for measuring fair value and expands disclosure about fair value measurements. There was no impact for adoption of SFAS No. 157 to the Company’s consolidated financial statements.

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
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which consist of stock options and common stock restricted awards that were not included in diluted net loss per common share were 2,737,831 and 3,492,232 as of December 31, 2008 and 2007, respectively.
Reclassifications
Certain amounts in the prior period’s financial statements have been reclassified to conform with the 2009 presentation.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 allows entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. The Company adopted SFAS No. 159 effective July 1, 2008 and has not elected the fair value option for its financial instruments. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated results or financial condition.
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
2. Investments
The following is a summary of held-to-maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008
Certificate of deposit	$4,000,000	—	—	$4,000,000
U.S. Treasury obligations	12,014,000	$30,000	—	12,044,000

	$16,014,000	$30,000	—	$16,044,000

Maturity Date:
Less than 90 days	$4,996,000			$5,000,000
Due in 91-365 days	11,018,000			11,044,000

	$16,014,000			$16,044,000

June 30, 2008
U.S. Treasury obligations	$20,903,000	—	$13,000	$20,890,000

3. Inventories
Inventories consisted of the following at:

	December 31, 2008	June 30, 2008
Raw materials	$1,816,000	$1,869,000
Work in process	1,590,000	1,302,000
Finished goods	2,187,000	1,960,000

	$5,593,000	$5,131,000

4. Commitments and Contingencies
Import/Export Bonds
The Company imports and exports products and components as a routine part of its business, and must comply with the rules and regulations of both the U.S. Food and Drug Administration (FDA) and the U.S. Department of Homeland Security Bureau of Customs and Border Protection (CBP). With products and components that require FDA approval, but prior to the receipt of such approval, the Company enters the components into the U.S. under certain temporary import provisions and must provide documentation of re-export of such product or its destruction within specified time periods. If components or products have not been exported or destroyed within the period provided for by the regulations, the Port Director may make a demand in writing under the bond for the payment of defined damages. The Company has in the past used a continuous import bond (CIB) in the face amount of $50,000 for these activities, which would provide payment of any damages up to the face amount of the bond. The Company was notified by CBP at the Port of San Francisco that it is in breach of the temporary import agreement for components sold within the U.S. to our strategic partners who then export such components for use outside the U.S. The Company may be exposed to damages up to a maximum of the face amount of our continuous import bond for each year the non-compliant imports occurred, and the bond was in effect. For the quarter ended December 31, 2007, the Company recorded an estimated loss contingency in the amount of $100,000, which was based on the face amounts of the bond described above. During the quarter ended December 31, 2008, the Company paid $32,000 in penalties to settle the ten bonds issued for the first year of the CIB and released the unused portion of $18,000. At December 31, 2008, the Company still had $50,000 accrued for the face amount of the second year of the bond.
Product Recalls
As part of its normal operations, the Company may conduct recalls of products or parts, some of which may require in-field service or part replacements. Recalls may, depending on the circumstances, interrupt a customer’s business, or require a customer to incur additional expenses. Further, the Company may enlist certain customers to assist and facilitate the recalls and field actions, and may try to compensate the customers for their expenses incurred. For the year ended June 30, 2008, the Company accrued $185,000 for payments that may be paid in connection with recalls the Company had during that fiscal year. The Company settled the matter during the third quarter of fiscal 2009 for $160,000, which represents the accrual as of December 31, 2008.

In the second quarter of fiscal 2009, the Company initiated a voluntary recall of certain lots of the AXP™ disposable bag sets as they may contain particulates from a supplied component that may be released into the sterile, non-pyrogenic fluid path. This recall was not a result of any reports of patient safety issues. The Company accrued $520,000 in the cost of product and other revenues line item for the quarter ended September 30, 2008 as its best estimate of the costs associated with this voluntary recall. During the quarter ended December 31, 2008, the Company shipped $252,000 of product replacements and completed its testing of the subject lots. Based on the testing, it was determined that one lot previously reserved for did not have to be recalled. Therefore, the Company reversed $115,000 during the quarter ended December 31, 2008. The Company’s plan as it relates to the recall is subject to the approval by the FDA. Therefore, the ultimate scope and cost of the recall could be materially different than the estimated accrual the Company has recorded in the December 31, 2008 financial statements.
Warranty

The Company offers a one-year warranty on all of its products. In addition, the Company’s one-year warranty for the BioArchive® System includes labor and travel. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s product liability during the period are as follows:

July 1, 2008 balance	$507,000
Warranties issued during the period	197,000
Settlements made during the period	(476,000)
Changes in liability for pre-existing warranties during the period, including expirations	511,000

Balance at December 31, 2008	$739,000

As a result of the voluntary recall of certain lots of the AXP disposable bag sets, the Company made revisions to its estimated warranty liability. These changes in estimates increased and decreased the Company’s cost of product and other revenues and net loss by $520,000 and net loss per share of $0.01 and $115,000 (no net loss per share impact), respectively, for the quarters ended September 30 and December 31, 2008. In the prior fiscal year, as a result of various quality issues experienced by high usage customers of the AXP devices and docking stations, the Company made revisions to its estimated warranty liability for the six month period ended December 31, 2007. The Company recorded a change in estimate, which increased the Company’s cost of product and other revenues and net loss (no net loss per share impact) by $249,000. The Company did not record any significant change in estimate during the quarter ended September 30, 2007.

5. Stockholders’ Equity
Stock Based Compensation
The Company recorded stock-based compensation of $105,000 and $228,000 for the three and six months ended December 31, 2008 and $493,000 and $1,121,000 for the three and six months ended December 31, 2007.
The following is a summary of option activity for the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at June 30, 2008	2,994,937	$2.64

Granted	125,333	$1.58
Forfeited or Expired	(401,939)	$2.80
Exercised	—	—

Outstanding at December 31, 2008	2,718,331	$2.57	1.9	—

Vested and Expected to Vest at December 31, 2008	2,648,436	$2.57	1.8	—

Exercisable at December 31, 2008	1,897,120	$2.70	1.3	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were in-the-money at December 31, 2008. There were no options exercised during the six months ended December 31, 2008. During the six months ended December 31, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $248,000, determined as of the date of option exercise.
6. Subsequent Event
Stock Options
On January 30, 2009, the Board of Directors granted a total of 1,081,000 stock options to all current employees of the Company. The options have an exercise price of $0.77 per share, vest in three equal installments over three years and expire on January 30, 2013.
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
Our Products
The BioArchive System is an automated cryogenic system used in stem cell therapy to cryopreserve and archive stem cells and tissue for future transplant and treatment. The BioArchive System, which can store up to 3,626 units of stem cells, is the only fully automated system that integrates controlled rate freezing, quarantine and long term cryogenic storage. The robotic storage and retrieval of these stem cell units improves cell viability, provides precise inventory management and minimizes the possibility of human error. We have sold more than 190 BioArchive Systems to date to private and public cord blood banks and stem cell research institutes in more than 25 countries. The BioArchive System serves the human stem cell storage market.
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
The MarrowXpress™ or MXP™, an extension of the AXP, defines a new processing standard for isolating and retrieving stem cells from bone marrow aspirate. It is an automated, closed, sterile system that volume-reduces blood to a user-defined volume while retaining over 90% of the mononuclear cells. Self-powered and microprocessor-controlled, the MarrowXpress Platform contains flow control optical sensors which achieve precise separation. In June 2008, we received the CE-Mark, enabling commercial sales in Europe. In July 2008, we received authorization from the FDA to begin marketing the MXP for use in the clinical laboratory or intraoperatively at the point-of-care for preparation of a cell concentrate from bone marrow. In September 2008, the Company announced an agreement with Celling Technologies, a subsidiary of Spine-Smith, LLC, to distribute the MXP for orthopedic applications. The product was launched in December 2008.
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

Results of Operations for the Three Months Ended December 31, 2008 as Compared to the Three Months Ended December 31, 2007
Net Revenues:
Revenues for the three months ended December 31, 2008 were $6,126,000 compared to $5,487,000 for the three months ended December 31, 2007, an increase of $639,000 or 12%. The increase in revenues was driven by the AXP and BioArchive disposables. Revenues generated from AXP disposables increased $814,000 due to higher volume and price increases. Additionally, revenues from BioArchive disposables increased $388,000 over the quarter ended December 31, 2007 primarily due to increased sales of manual processing bag sets in new accounts and competitive conversion in Southeast Asia and Latin America. The increases were offset by a decrease in revenues from CryoSeal disposables of $310,000. The Company’s largest CryoSeal distributors are in countries that have been affected by a decline in domestic currencies against the strengthening dollar. Additionally in the second quarter of fiscal 2008, we had revenues of $110,000 to our distributor in Brazil for an initial order for the government production of fibrin sealant.
The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	December 31,
	2008	2007
United States	49	37
Asia	63	57
Europe	49	45
Rest of World	33	27

	194	166

The following represents the Company’s revenues for disposables by product line for the three months ended:

	December 31,
	2008	2007
AXP	$2,198,000	$1,384,000
BioArchive	1,162,000	774,000
CryoSeal	92,000	402,000

	$3,452,000	$2,560,000

Percentage of total Company revenues	56%	47%

Gross Profit:
The Company’s gross profit was $2,213,000 or 36% of net revenues for the three months ended December 31, 2008, as compared to $1,910,000 or 35% for the corresponding fiscal 2008 period. The slight increase in gross profit percentage is primarily due to the reversal of $115,000 previously accrued for the voluntary recall of the AXP bag sets.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $2,673,000 for the three months ended December 31, 2008, compared to $2,357,000 for the comparable fiscal 2008 period, an increase of $316,000 or 13%. The increase is primarily due to a severance accrual of $370,000 to the Company’s former Chief Executive Officer.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses for the three months ended December 31, 2008, were $1,298,000 compared to $1,617,000 for the corresponding fiscal 2008 period, a decrease of $319,000 or 20%. The decrease is primarily due to a decrease in stock compensation expense of $400,000 as the restricted stock awarded to the Company’s former Chief Technology Architect fully vested in April 2008. This decrease was offset by an increase in expenses associated with the Vantus subsidiary of $100,000, which was formed in February 2008.
Results of Operations for the Six Months Ended December 31, 2008 as Compared to the Six Months Ended December 31, 2007
Net Revenues:
Revenues for the six months ended December 31, 2008 were $10,628,000 compared to $9,119,000 for the six months ended December 31, 2007, an increase of $1,509,000 or 17%. As noted above, the increase in revenues is primarily due to an increase in AXP and BioArchive disposable revenues of $1,654,000, offset by a decrease in CryoSeal disposable revenues of $608,000.
The following represents the Company’s revenues for disposables by product line for the six months ended:

	December 31,
	2008	2007
AXP	$3,363,000	$2,102,000
BioArchive	1,976,000	1,583,000
CryoSeal	175,000	783,000

	$5,514,000	$4,468,000

Percentage of total Company revenues	52%	49%

Gross Profit:
The Company’s gross profit was $3,493,000 or 33% of net revenues for the six months ended December 31, 2008, as compared to $3,119,000 or 34% for the corresponding fiscal 2008 period. The decrease in gross profit percentage is primarily due to the net $405,000 accrual for the voluntary recall of AXP bag sets. Offsetting the decrease, as our production volume of devices increased, we absorbed additional overhead costs of approximately $200,000.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $5,120,000 for the six months ended December 31, 2008, compared to $4,777,000 for the comparable fiscal 2008 period, an increase of $343,000 or 7%. The increase is primarily due to a severance accrual of $370,000 to the Company’s former Chief Executive Officer and an increase in governance fees driven by an increase of two independent directors over the prior year as well as having installed an independent Chairman of the Board of $100,000 offset by a decrease in stock compensation expense of $200,000.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses for the six months ended December 31, 2008, were $2,898,000 compared to $3,113,000 for the corresponding fiscal 2008 period, a decrease of $215,000 or 7%. The decrease is primarily due to a decrease in stock compensation expense of $680,000 as the restricted stock awarded to the Company’s former Chief Technology Architect fully vested in April 2008 and a decrease of $130,000 in payments made to UC Davis in connection with a collaboration agreement to develop stem cell treatments. This decrease was offset by an increase in expenses associated with the Vantus subsidiary of $290,000 and an increase in salaries and benefits of $248,000 primarily due to hiring a new Vice President of Research and Development in August 2008 and other personnel.
Liquidity and Capital Resources
At December 31, 2008, the Company had cash, cash equivalents and short-term investments of $18,786,000 and working capital of $25,551,000. This compares to cash, cash equivalents and short-term investments of $25,287,000 and working capital of $29,978,000 at June 30, 2008. The cash was used to fund operations, capital expenditures and other strategic initiatives of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $108,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises.
Net cash used in operating activities for the six months ended December 31, 2008 was $6,424,000, primarily due to the net loss of $4,374,000 which included the accretion of discount on short-term investments of $130,000, offset by depreciation and stock based compensation expense of $244,000 and $228,000, respectively. Accounts payable used $2,122,000 of cash due to paying vendors for purchases made late in the prior fiscal year, primarily for disposable products.
We believe that our currently available cash, cash equivalents and short-term investments, will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. Deterioration in credit markets and impacts on our customers’ spending could adversely impact our revenue. Although we don’t anticipate significant deterioration in our customers’ markets, such an event could impact revenues resulting in increased losses that would require us to alter development plans or to seek additional debt or equity capital to continue those development programs. We believe that certain developmental projects are essential to sustained increased revenues long term.
Off-Balance Sheet Arrangements
As of December 31, 2008, the Company has no off-balance sheet arrangements.
Backlog
The Company’s cancelable backlog at December 31, 2008 was $1,675,000.

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
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer along with the Company’s Principal Financial Officer (in this case the same person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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
Item 1A. Risk Factors.
In addition to the factors discussed below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008, which could materially affect our business, financial condition or future results. There have been no material changes from those risk factors, other than the addition of any risk factors listed below. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
An Annual Meeting of Stockholders was held on December 12, 2008. The following matters were voted on:
Proposal 1: Election of five directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.
Proposal 2: Ratification to appoint Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year.

A summary of the voting for each proposal submitted is as follows:
Proposal #1

Election of Directors	For	Withhold
Hubert E. Huckel, M.D.	41,774,194	6,258,317
Patrick McEnany	47,068,154	964,357
Woodrow A. Myers, M.D.	47,263,699	768,812
Tiffany Olson	47,416,965	615,546
Mahendra Rao M.D., Ph.D.	47,417,439	615,072
Proposal #2 Ratification of Auditors

For	Against	Abstain	Not Voted
47,712,613	198,159	121,739
Item 5. Other Information.
None.
Item 6. Exhibits:
31.1	Certification by the Principal Executive/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

ThermoGenesis Corp.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Corp. (Registrant)
Dated: February 4, 2009	/s/ Matthew T. Plavan
Matthew T. Plavan
Interim Chief Executive Officer/Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)