Form 10-Q
period 2009-03-31
THERMOGENESIS CORP
filed 2009-05-07
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from to .
Commission File Number: 333-82900
ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2009
Common stock, $.001 par value	56,092,960

ThermoGenesis Corp.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ThermoGenesis Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,632,000	$4,384,000
Short-term investments	11,041,000	20,903,000
Accounts receivable, net of allowance for doubtful accounts of $19,000 ($31,000 at June 30, 2008)	4,949,000	5,976,000
Inventories	5,601,000	5,131,000
Other current assets	291,000	367,000

Total current assets	28,514,000	36,761,000

Equipment at cost less accumulated depreciation of $3,232,000 ($2,950,000 at June 30, 2008)	1,378,000	1,450,000
Other assets	569,000	71,000

	$30,461,000	$38,282,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,965,000	$4,186,000
Accrued payroll and related expenses	697,000	564,000
Deferred revenue	785,000	801,000
Other current liabilities	1,098,000	1,232,000

Total current liabilities	4,545,000	6,783,000

Deferred revenue	487,000	974,000

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 56,092,960 issued and outstanding (56,027,960 at June 30, 2008)	56,000	56,000
Paid in capital in excess of par	120,648,000	120,278,000
Accumulated deficit	(95,275,000)	(89,809,000)

Total stockholders’ equity	25,429,000	30,525,000

	$30,461,000	$38,282,000

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net revenues	$5,148,000	$5,645,000	$15,776,000	$14,764,000

Cost of revenues	3,354,000	4,144,000	10,489,000	10,144,000

Gross profit	1,794,000	1,501,000	5,287,000	4,620,000

Expenses:

Selling, general and administrative	1,917,000	2,550,000	7,037,000	7,327,000

Research and development	1,018,000	1,902,000	3,916,000	5,015,000

Total operating expenses	2,935,000	4,452,000	10,953,000	12,342,000

Interest and other income, net	49,000	271,000	200,000	1,025,000

Net loss	$(1,092,000)	$(2,680,000)	$(5,466,000)	$(6,697,000)

Per share data:

Basic and diluted net loss per common share	$(0.02)	$(0.05)	$(0.10)	$(0.12)

Shares used in computing per share data	56,092,960	55,701,175	56,049,627	55,687,286

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended March 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(5,466,000)	$(6,697,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	362,000	402,000
Stock based compensation expense	370,000	1,618,000
Accretion of discount on short-term investments	(157,000)	(782,000)
Net change in operating assets and liabilities:
Accounts receivable, net	1,027,000	(339,000)
Inventories	(470,000)	245,000
Other current assets	76,000	172,000
Other assets	(447,000)	49,000
Accounts payable	(2,221,000)	402,000
Accrued payroll and related expenses	133,000	(121,000)
Deferred revenue	(503,000)	(545,000)
Other current liabilities	(123,000)	522,000

Net cash used in operating activities	(7,419,000)	(5,074,000)

Cash flows from investing activities:
Capital expenditures	(341,000)	(296,000)
Purchase of investments	(16,981,000)	(27,460,000)
Maturities of investments	27,000,000	38,000,000

Net cash provided by investing activities	9,678,000	10,244,000

Cash flows from financing activities:
Payments on capital lease obligations	(11,000)	(14,000)
Exercise of stock options and warrants	—	266,000

Net cash (used in) provided by financing activities	(11,000)	252,000

Net increase in cash and cash equivalents	2,248,000	5,422,000

Cash and cash equivalents at beginning of period	4,384,000	5,730,000

Cash and cash equivalents at end of period	$6,632,000	$11,152,000

Supplemental non-cash flow information:
Transfer of inventory to equipment	—	$157,000

Transfer of equipment to inventory	—	$18,000

Transfer of equipment to other assets	$51,000	—

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
Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. All sales, domestic and foreign, are denominated in U.S. dollars and therefore currency fluctuations are believed to have no impact on the Company’s net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
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
Fair Value of Financial Instruments
The Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157) effective July 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. There was no impact for adoption of SFAS No. 157 to the Company’s consolidated financial statements.
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
Assets measured at fair value on a recurring basis include the following as of March 31, 2009:

	Fair Value Measurements at March 31 , 2009 Using
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair Value
	Markets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
Cash equivalents
Money market funds	$1,849,000	$—	$—	$1,849,000
Certificates of deposit	$3,900,000	$—	$—	$3,900,000

Short-term investments
Certificates of deposit	$4,000,000	—	—	$4,000,000

Segment Reporting
The Company operates in a single segment providing medical devices and disposables to hospitals and blood banks throughout the world which utilize the equipment to process blood components.
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which consist of stock options and common stock restricted awards that were not included in diluted net loss per common share were 3,653,106 and 3,427,770 as of March 31, 2009 and 2008, respectively.
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
2. Investments
The Company intends and has the ability to hold its U.S. Treasury obligations to maturity, and therefore classifies its investments as held-to-maturity and carries such investments at amortized cost in accordance with the provisions of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Held-to-maturity investments are not subject to the fair value requirements of FAS 157.
The following is a summary of held-to-maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2009
U.S. Treasury obligations	$7,041,000	$4,000	—	$7,045,000

Maturity Date:
Less than 90 days	$7,041,000			$7,045,000

June 30, 2008
U.S. Treasury obligations	$20,903,000	—	$13,000	$20,890,000

3. Inventories
Inventories consisted of the following at:

	March 31, 2009	June 30, 2008
Raw materials	$1,513,000	$1,869,000
Work in process	1,494,000	1,302,000
Finished goods	2,594,000	1,960,000

	$5,601,000	$5,131,000

4. Commitments and Contingencies
Import/Export Bonds
The Company imports and exports products and components as a routine part of its business, and must comply with the rules and regulations of both the U.S. Food and Drug Administration (FDA) and the U.S. Department of Homeland Security Bureau of Customs and Border Protection (CBP). With products and components that require FDA approval, but prior to the receipt of such approval, previously, the Company entered the components into the U.S. under certain temporary import provisions and must provide documentation of re-export of such product or its destruction within specified time periods. If components or products have not been exported or destroyed within the period provided for by the regulations, the Port Director may make a demand in writing under the bond for the payment of defined damages. The Company has in the past used a continuous import bond (CIB) in the face amount of $50,000 for these activities, which would provide payment of any damages up to the face amount of the bond. In November 2007, the Company was notified by CBP at the Port of San Francisco that it may be in breach of the temporary import agreement for components sold within the U.S. to our strategic partners who then export such components for use outside the U.S. The Company may be exposed to damages up to a maximum of the face amount of our continuous import bond for each year the non-compliant imports occurred, and the bond was in effect. For the quarter ended December 31, 2007, the Company recorded an estimated loss contingency in the amount of $100,000, which was based on the face amounts of the bond described above. During the quarter ended December 31, 2008, the Company paid $32,000 in penalties to settle the ten bonds issued for the first year of the CIB and released the unused portion of $18,000. We have been advised by CBP that the documentation for the bonds for the second year of the CIB has been accepted and the bonds are considered closed as compliant. Accordingly, the Company released the $50,000 during the quarter ended March 31, 2009.
Product Recall
In the second quarter of fiscal 2009, the Company initiated a voluntary recall of certain lots of the AXP™ disposable bag sets as they may contain sterile particulates from a supplied component that may be released into the sterile, non-pyrogenic fluid path. This recall was not a result of any reports of patient safety issues. The Company accrued $520,000 in the cost of revenues line item for the quarter ended September 30, 2008 as its best estimate of the costs associated with this voluntary recall. During the quarter ended December 31, 2008, the Company shipped $252,000 of product replacements and completed its testing of the subject lots. Based on the testing, it was determined that one lot previously reserved for did not have to be recalled. Therefore, the Company reversed $115,000 during the quarter ended December 31, 2008. There was no shipment of product replacements during the quarter ended March 31, 2009. Therefore, the Company’s accrual remains at $153,000. The FDA has agreed with the Company’s plan to remedy the recall and the Company has implemented this plan.

Warranty
The Company offers a one-year warranty on all of its products. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s product liability during the period are as follows:

July 1, 2008 balance	$507,000
Warranties issued during the period	230,000
Settlements made during the period	(614,000)
Changes in liability for pre-existing warranties during the period, including expirations	439,000

Balance at March 31, 2009	$562,000

As a result of the voluntary recall of certain lots of the AXP disposable bag sets, the Company made revisions to its estimated warranty liability. These changes in estimates increased the Company’s cost of revenues and net loss by $520,000 and net loss per share of $0.01 for the quarter ended September 30, 2008 and decreased the Company’s cost of revenues and net loss by $115,000 (no net loss per share impact) for the quarter ended December 31, 2008. There were no changes to the estimated warranty liability for the voluntary recall during the quarter ended March 31, 2009.
In the prior fiscal year, as a result of various quality issues experienced by high usage customers of the AXP devices and docking stations, the Company made revisions to its estimated warranty liability for the six month period ended December 31, 2007 which increased the Company’s cost of revenues and net loss (no net loss per share impact) by $249,000. The Company did not record any significant change in estimate during the quarter ended September 30, 2007.
5. Stockholders’ Equity
Stock Based Compensation
The Company recorded stock-based compensation of $142,000 and $370,000 for the three and nine months ended March 31, 2009 and $497,000 and $1,618,000 for the three and nine months ended March 31, 2008.

The following is a summary of option activity for the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at June 30, 2008	2,994,937	$2.64

Granted	1,260,333	$0.84
Forfeited or Expired	(621,664)	$2.93
Exercised	—	—

Outstanding at March 31, 2009	3,633,606	$1.97	2.3	$3,000

Vested and Expected to Vest at March 31, 2009	3,497,374	$1.99	2.2	$3,000

Exercisable at March 31, 2009	1,756,181	$2.61	1.1	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 50,000 options that were in-the-money at March 31, 2009. There were no options exercised during the nine months ended March 31, 2009. During the nine months ended March 31, 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $248,000, determined as of the date of option exercise.
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
The Res-Q™ product is intended for bone marrow stem cell processing for the human market. The cell concentrates from bone marrow have been studied as a means to treat ischemic vascular diseases and to enhance wound healing. We have developed a rapid, reliable, and easier to use method to achieve a higher recovery of stem cells from these sources. Res-Q technology represents our response for such a point of care device. The technology is a next generation centrifuge-based disposable device designed for the isolation and extraction of specific stem cell populations at the point-of-care. The Company anticipates launch of the Res-Q product in June 2009.
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
The ThermoLine™ products for ultra rapid freezing and thawing of blood components, which the Company distributes to blood banks and hospitals, is the Company’s legacy product line. The Company is exploring options to decrease the cost of manufacturing, including outside contract manufacturing and possible divestiture.
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

Results of Operations for the Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008
Net Revenues:
Revenues for the three months ended March 31, 2009 were $5,148,000 compared to $5,645,000 for the three months ended March 31, 2008, a decrease of $497,000 or 9%. Our decrease in revenues is primarily a result of the slowing global economy which has impacted the majority of our product lines. Revenues from the BioArchive and CryoSeal product lines, both devices and disposables, decreased $340,000 and $230,000, respectively, from the three months ended March 31, 2008 to the three months ended March 31, 2009 and AXP devices decreased $200,000. Offsetting these decreases was an increase in royalty revenue of $180,000 on sales of certain BioArchive disposables distributed by the manufacturer and an increase of $132,000 in AXP disposable revenue primarily due to price increases.
The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	March 31,
	2009	2008
United States	49	41
Asia	64	57
Europe	51	45
Rest of World	35	29

	199	172

The following represents the Company’s revenues for disposables by product line for the three months ended:

	March 31,
	2009	2008
AXP	$1,918,000	$1,786,000
BioArchive	831,000	1,044,000
CryoSeal	87,000	218,000

	$2,836,000	$3,048,000

Percentage of total Company revenues	55%	54%

Gross Profit:
The Company’s gross profit was $1,794,000 or 35% of net revenues for the three months ended March 31, 2009, as compared to $1,501,000 or 27% for the corresponding fiscal 2008 period. The increase in gross profit is primarily due to the $386,000 of costs incurred for the quarter ended March 31, 2008 as a result of the voluntary recall of AXP disposable bag sets. There were no corresponding costs for the quarter ended March 31, 2009. Also increasing gross margin was higher royalty revenue of $180,000 which has a full profit margin and a reduction in warranty expenses of $140,000 primarily due to lower warranty costs for the BioArchive devices.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $1,917,000 for the three months ended March 31, 2009, compared to $2,550,000 for the comparable fiscal 2008 period, a decrease of $633,000 or 25%. The decrease is primarily due to lower legal fees as there were $300,000 of legal fees incurred during the quarter ended March 31, 2008 associated with the GE Healthcare distribution agreement negotiations and for consultation during the voluntary recall effort. Additionally, salaries and benefits decreased $220,000 primarily due to four open management positions during the quarter ended March 31, 2009. The Company does not plan to replace the positions, except for the Chief Executive Officer which occurred in April 2009.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses for the three months ended March 31, 2009, were $1,018,000 compared to $1,902,000 for the corresponding fiscal 2008 period, a decrease of $884,000 or 46%. The decrease is primarily due to a decrease in stock compensation expense of $420,000 as the restricted stock awarded to the company’s former Chief Technology Architect fully vested in April 2008, a decrease of $290,000 in expenses associated with the Vantus subsidiary which was formed in February 2008 and a reduction of $210,000 of expenses for new product development.
Results of Operations for the Nine Months Ended March 31, 2009 as Compared to the Nine Months Ended March 31, 2008
Net Revenues:
Revenues for the nine months ended March 31, 2009 were $15,776,000, compared to $14,764,000 for the nine months ended March 31, 2008, an increase of $1,012,000 or 7%. The increase in revenues was driven by the AXP and BioArchive disposables. Revenues generated from AXP disposables increased $1,393,000 due to higher volume and price increases. Additionally, revenues from BioArchive disposables increased $181,000 over the nine months ended March 31, 2008 primarily due to increased sales of manual processing bag sets in new accounts and competitive conversion in Southeast Asia and Latin America. Revenues from BioArchive devices increased $220,000, primarily due to the sale of one additional device during the nine months ended March 31, 2009. Additionally, revenues generated from ThermoLine sales increased $240,000 primarily due to the sale of ten freezers to two different customers. Offsetting these increases is a decrease in CryoSeal revenues, both devices and disposables of $1,070,000. The Company’s largest CryoSeal distributors are in countries that have been affected by a decline in domestic currencies against the strengthening dollar.
The following represents the Company’s revenues for disposables by product line for the nine months ended:

	March 31,
	2009	2008
AXP	$5,281,000	$3,888,000
BioArchive	2,808,000	2,627,000
CryoSeal	262,000	1,002,000

	$8,351,000	$7,517,000

Percentage of total Company revenues	53%	51%

Gross Profit:
The Company’s gross profit was $5,287,000 or 34% of net revenues for the nine months ended March 31, 2009, as compared to $4,620,000 or 31% for the corresponding fiscal 2008 period. The increase in gross margin for the nine months ended March 31, 2009 was primarily due to lower average overhead costs per unit as our production volume of devices increased and higher royalty revenue which has a full profit margin.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $7,037,000 for the nine months ended March 31, 2009, compared to $7,327,000 for the comparable fiscal 2008 period, a decrease of $290,000 or 4%. As discussed above, the decrease is primarily due to decreases in legal fees of $200,000 and salary and benefits of $340,000. These decreases were offset by an increase in severance expense of $330,000 primarily due to the severance accrual to the Company’s former Chief Executive Officer.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses for the nine months ended March 31, 2009, were $3,916,000 compared to $5,015,000 for the corresponding fiscal 2008 period, a decrease of $1,099,000 or 22%. The decrease is primarily due to a decrease in stock compensation expense of $1,097,000 as the restricted stock awarded to the company’s former Chief Technology Architect fully vested in April 2008.
Liquidity and Capital Resources
At March 31, 2009, the Company had cash, cash equivalents and short-term investments of $17,673,000 and working capital of $23,969,000. This compares to cash, cash equivalents and short-term investments of $25,287,000 and working capital of $29,978,000 at June 30, 2008. The cash was used to fund operations, capital expenditures and other strategic initiatives of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $108,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises.
Net cash used in operating activities for the nine months ended March 31, 2009 was $7,419,000, compared to $5,074,000 for the corresponding period in fiscal 2008, an increase of $2,345,000 or 46%. The increase is primarily due to the net loss of $5,466,000 which included the accretion of discount on short-term investments of $157,000, offset by depreciation and stock based compensation expense of $362,000 and $370,000, respectively. Accounts payable used $2,221,000 of cash due to paying vendors for purchases made late in the prior fiscal year, primarily for disposable products. Accounts receivable generated $1,027,000 in cash for the nine months ended March 31, 2009.
We believe that our currently available cash, cash equivalents and short-term investments, will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. We have experienced some slowing in our customers’ spending as a result of deterioration in credit markets. As we anticipate this trend to continue into fiscal 2010, we have reduced expenses without sacrificing development plans we consider essential to our near term revenue growth and do not anticipate we will have to seek additional debt or equity capital.
Off-Balance Sheet Arrangements
As of March 31, 2009, the Company has no off-balance sheet arrangements.
Backlog
The Company’s cancelable backlog at March 31, 2009 was $910,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. There have been no material changes in the Company’s exposure to market risk since the 2008 fiscal year end.
Our exposure to interest rate risk at March 31, 2009 is related to the investment of our excess cash into highly liquid, short-term financial investments. We invest in money market funds, certificates of deposit and U.S. Treasury obligations in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. We do not hold auction-rate or mortgage-backed securities. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.
All sales, including those involving foreign entities, are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. We have not engaged in foreign currency hedging activities to date, and have no intention of doing so. Our future revenues may be negatively impacted in periods of a strengthening U.S. dollar. We have not entered into any derivative financial instruments or derivative commodity instruments.
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer along with the Company’s Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In the normal course of operations, the Company may have disagreements or disputes with distributors, vendors or employees. These disputes are seen by the Company’s management as a normal part of business, and there are no currently pending actions nor any threatened actions that management believes would have a significant material impact on the Company’s financial position, results of operations or cash flows.
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

ThermoGenesis Corp. (Registrant)
Dated: May 6, 2009	/s/ J. Melville Engle
J. Melville Engle
Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2009	/s/ Matthew T. Plavan
Matthew T. Plavan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)