Form 10-Q
period 2009-09-30
THERMOGENESIS CORP
filed 2009-11-09
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from to .
Commission File Number: 333-82900
ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2009
Common stock, $.001 par value	56,092,960

ThermoGenesis Corp.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ThermoGenesis Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,743,000	$6,655,000
Short-term investments	10,377,000	8,976,000
Accounts receivable, net of allowance for doubtful accounts of $34,000 ($26,000 at June 30, 2009)	4,463,000	4,235,000
Inventories	5,290,000	5,233,000
Prepaid expenses and other current assets	403,000	662,000

Total current assets	23,276,000	25,761,000

Equipment at cost less accumulated depreciation of $3,427,000 ($3,316,000 at June 30, 2009)	1,903,000	1,784,000
Other assets	108,000	110,000

	$25,287,000	$27,655,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,567,000	$1,781,000
Accrued payroll and related expenses	672,000	881,000
Deferred revenue	841,000	850,000
Other current liabilities	1,562,000	1,326,000

Total current liabilities	4,642,000	4,838,000

Deferred revenue	218,000	363,000

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 56,092,960 issued and outstanding (56,092,960 at June 30, 2009)	56,000	56,000
Paid in capital in excess of par	120,919,000	120,757,000
Accumulated deficit	(100,548,000)	(98,359,000)

Total stockholders’ equity	20,427,000	22,454,000

	$25,287,000	$27,655,000

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	September 30,
	2009	2008
Net revenues	$5,193,000	$4,502,000
Cost of revenues	3,636,000	3,222,000

Gross profit	1,557,000	1,280,000

Expenses:
Selling, general and administrative	2,163,000	2,447,000
Research and development	1,594,000	1,600,000

Total operating expenses	3,757,000	4,047,000
Interest and other income, net	11,000	88,000

Net loss	$(2,189,000)	$(2,679,000)

Per share data:
Basic and diluted net loss per common share	$(0.04)	$(0.05)

Shares used in computing per share data	56,092,960	56,027,960

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended September 30, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(2,189,000)	$(2,679,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,000	120,000
Stock based compensation expense	162,000	123,000
Loss on impairment of equipment	26,000	—
Accretion of discount on short-term investments	(1,000)	(76,000)
Net change in operating assets and liabilities:
Accounts receivable, net	(228,000)	1,800,000
Inventories	(57,000)	(856,000)
Prepaid expenses and other current assets	259,000	1,000
Other assets	2,000	6,000
Accounts payable	(214,000)	(1,555,000)
Accrued payroll and related expenses	(209,000)	(149,000)
Deferred revenue	(154,000)	(240,000)
Other current liabilities	237,000	569,000

Net cash used in operating activities	(2,255,000)	(2,936,000)

Cash flows from investing activities:
Capital expenditures	(256,000)	(105,000)
Purchase of investments	(1,499,000)	(3,982,000)
Maturities of investments	99,000	9,000,000

Net cash (used in) provided by investing activities	(1,656,000)	4,913,000

Cash flows from financing activities:
Payments on capital lease obligations	(1,000)	(3,000)

Net cash used in financing activities	(1,000)	(3,000)

Net (decrease) increase in cash and cash equivalents	(3,912,000)	1,974,000

Cash and cash equivalents at beginning of period	6,655,000	4,384,000

Cash and cash equivalents at end of period	$2,743,000	$6,358,000

See accompanying notes.

ThermoGenesis Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Organization and Basis of Presentation
ThermoGenesis Corp. (the “Company”) develops, manufactures, and sells medical products that enable the practice of regenerative medicine. The Company was founded in 1986 and is located in Rancho Cordova, California. Our products automate the volume reduction and cryopreservation process of adult stem cell concentrate from cord blood and bone marrow for use in laboratory and point of care settings.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the parent company, ThermoGenesis, and its wholly-owned subsidiary, Vantus. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. All sales, domestic and foreign, are denominated in U.S. dollars and, therefore, currency fluctuations are believed to have no impact on the Company’s net revenues. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
Revenue Recognition
The Company recognizes revenue including multiple element arrangements, in accordance with the provisions of the SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) 00-21, Revenue Agreements with Multiple Deliverables (EITF 00-21), as codified in the FASB’s Accounting Standards Codification (ASC) subtopic 605-25. Revenues from the sale of the Company’s products are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured. The Company generally ships products F.O.B. shipping point. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short duration.
The Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, as codified in ASC subtopic 820-10 (ASC 820-10), effective July 1, 2008 for financial assets and liabilities measured on a recurring basis. ASC 820-10 applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. There was no impact for adoption of ASC 820-10 to the Company’s consolidated financial statements.
ASC 820-10 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has no Level 3 financial assets or liabilities as of September 30, 2009.
Assets measured at fair value on a recurring basis include the following as of September 30, 2009:

	Fair Value Measurements at
	September 30, 2009 Using
		Significant
	Quoted Prices	Other	Total Fair
	in Active	Observable	Value as of
	Markets	Inputs	September 30,
	(Level 1)	(Level 2)	2009
Cash equivalents
Money market funds	$1,059,000	—	$1,059,000
Certificates of deposit	—	$500,000	$500,000

Short-term investments
Certificates of deposit	—	$10,377,000	$10,377,000
Segment Reporting
The Company operates in a single segment providing medical devices and disposables to hospitals and blood banks throughout the world which utilize the equipment to process blood components.
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted net loss per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which consist of stock options and common stock restricted awards that were not included in diluted net loss per common share were 3,720,296 and 3,124,437 as of September 30, 2009 and 2008, respectively.
Subsequent Events
The Company has evaluated its subsequent events through November 6, 2009, the filing date of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
Reclassifications
Certain amounts in the prior year’s financial statements have been reclassified to conform with the 2010 presentation.
Recent Accounting Pronouncements
In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”, as codified in ASC topic 808 (ASC 808). ASC 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. ASC 808 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. ASC 808 shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of ASC 808 did not have a material impact on the Company’s results of operations or financial condition.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, as codified in ASC topic 805 (ASC 805). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the potential impact of the adoption of ASC 805 if and when a future acquisition occurs.
In April 2009, the FASB issued ASC 825-10-65-1 “Financial Instruments” (formerly FASB Staff Position No. FAS 107-1 and APB 28-1 (FSP 107-1), “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825-10-65-1 requires disclosures about fair values of financial instruments for interim perioids of publicly traded companies. These disclosures include fair value methods and significant assumptions used. The adoption of ASC 825-10-65-1 did not have a material impact on the Company’s results of operations or financial condition.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, as codified in FASB ASC topic 105, “Generally Accepted Accounting Principles” (ASC 105). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the Securities and Exchange Commission (the “SEC”), superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The adoption of ASC 105 did not have a material impact on the Company’s results of operations or financial condition.
In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements” (ASU 985). ASU 985 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, provided that the guidance is retroactively applied at the beginning of the year of adoption. We are currently evaluating the potential impact of ASU 985 on the Company’s results of operations or financial condition.
In October 2009, FASB issued Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. We are currently evaluating the impact this update will have on the Company’s results of operations or financial condition.

2. Investments
The Company intends and has the ability to hold its Certificates of deposit to maturity, and therefore classifies its investments as held-to-maturity and carries such investments at amortized cost in accordance with the provisions of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, as codified in ASC topic 320, “Investments-Debt and Equity Securities” (ASC 320).
The following is a summary of held-to-maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2009
Certificates of deposit	$10,377,000	—	—	$10,377,000

Maturity Date:
Less than 90 days	$8,877,000			$8,878,000
Due in 91-365 days	1,499,000			1,499,000

	$10,376,000			$10,377,000

June 30, 2009
Certificates of deposit	$8,976,000	—	—	$8,976,000

3. Inventories
Inventories consisted of the following at:

	September 30, 2009	June 30, 2009
Raw materials	$1,278,000	$1,116,000
Work in process	2,279,000	1,871,000
Finished goods	1,733,000	2,246,000

	$5,290,000	$5,233,000

4. Commitments and Contingencies
Vendor Purchase Commitments
A product manufacturing supplier made purchases of raw materials based on company provided forecasts, which the Company may be required to pay for as part of normal manufacturing processes, including scrap and obsolete parts that result from the Company’s product design changes, and or discontinuation of manufacturing by a particular vendor. These are normal and standard manufacturing terms, and upon the contract end date, May 2009, the Company recorded an estimated loss contingency of $160,000 as management considers it probable that the payment will be made.
The Company has initiated discussions with a product manufacturing supplier (Supplier) regarding a mutual termination of their contract manufacturing and supply agreement, primarily due to quality issues. The Supplier is currently on hold, but has likely incurred some costs under existing purchase orders. As part of the termination discussions, the Company anticipates that the Supplier will seek reimbursement for their costs incurred to fulfill the purchase orders and the Company intends to seek reimbursement for our costs incurred due to past quality issues and returned product from customers. Additionally, the Company intends to sell inventory, if any, which it agrees to purchase from the Supplier to other suppliers as an additional cost offset. The Company has determined the contract termination is probable and the range of loss is between $0 and $650,000. However, the Company has not recorded an expense related to the potential termination because any potential loss is not reasonably estimable under SFAS No. 5 “Accounting for Contingencies”, as codified in ASC 450.
Warranty
The Company offers a one-year warranty on all of its products. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s product liability during the period are as follows:

July 1, 2009 balance	$529,000
Warranties issued during the period	46,000
Settlements made during the period	(60,000)
Changes in liability for pre-existing warranties during the period, including expirations	313,000

Balance at September 30, 2009	$828,000

As a result of various quality issues experienced by high usage customers of the AXP disposable bag sets, the Company made revisions to its estimated warranty liability for the three month period ended September 30, 2009. The Company recorded a change in estimate, which increased the Company’s cost of revenues and net loss (no net loss per share impact) by $190,000.
As a result of a product recall in the second quarter of fiscal 2009, the Company made revisions to its estimated warranty liability for the three months ended September 30, 2008. The Company recorded a change in estimate, which increased the Company’s cost of revenues and net loss by $520,000 and net loss per share of $0.01.
5. Stockholders’ Equity
Stock Based Compensation
The Company recorded stock-based compensation of $162,000 and $123,000 for the three months ended September 30, 2009 and 2008, respectively.
The following is a summary of option activity for the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at June 30, 2009	3,079,641	$1.65

Granted	860,000	$0.64
Forfeited or Expired	(238,845)	$2.16
Exercised	—

Outstanding at September 30, 2009	3,700,796	$1.38	3.1	$32,000

Vested and Expected to Vest at September 30, 2009	3,336,640	$1.44	3.1	$27,000

Exercisable at September 30, 2009	887,944	$2.96	2.1	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended September 30, 2009 and 2008.

6. Subsequent Event
In October 2009, the Company and a consultant, the Company’s former Chief Technology Architect (Consultant), entered into a Mutual Termination Agreement (the “Agreement”) to terminate their consulting agreement effective October 1, 2009. Under the terms of the Agreement, the Company shall pay $104,000 in October 2009 and $136,000 in January 2010. As there is no further obligation for the Consultant to perform under the Agreement, the entire $240,000 was expensed in October 2009.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company’s actual results and could cause actual results for fiscal year 2010, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, failure to meet FDA regulations governing our products and operations and recalls associated with such regulations, the risks associated with initiating manufacturing for new products, and the risk factors listed from time to time in the Company’s SEC reports, including, in particular, the factors and discussion in the Company’s Form 10-K for its last fiscal year.
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
Our Products
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
The Res-Q™ product is also used for bone marrow stem cell processing. Launched in July 2009, the Res-Q can be used in a clinical laboratory or can be used inter-operatively at the point of care. The technology is a next generation, centrifuge-based disposable device designed for the isolation and extraction of specific stem cell populations at the point of care. Res-Q is a rapid, reliable, and easier-to-use product which achieves a high recovery rate of stem cells from bone marrow. The key advantages of the Res-Q include (a) delivering a high number of target cells from a small sample of bone marrow, and (b) providing a disposable that is highly portable and packaged for the sterile field. These features allow the physician to process bone marrow and return the cells to the patient in as little as 15 minutes. As cell processing for regenerative medicine applications becomes more readily accepted, we believe the features and benefits of the Res-Q position the product for broad-based adoption.
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
The Thermoline™ product line includes the ultra-rapid plasma Thermoline Freezer and ultra-rapid plasma Thermoline Thawer. The Thermoline freezer optimizes plasma freezing through its unique liquid heat transfer and uniform freezing technologies that can freeze units of blood plasma in approximately 30 minutes. These products are suited for medium to large laboratories. We also offer three models of blood components thawers which vary primarily by capacity. The product’s unique flexible membrane technology allows for a closed thawing system. These instruments can be used for rapid (less than 12 minutes) homogeneous thawing of plasma and glycerolized frozen red blood cells.
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

Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, warranties, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that the Company has identified as critical in the preparation of our condensed consolidated financial statements, please refer to our 2009 Annual Report on Form 10-K.
Results of Operations for the Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008
Net Revenues:
Revenues for the three months ended September 30, 2009 were $5,193,000 compared to $4,502,000 for the three months ended September 30, 2008, an increase of $691,000 or 15%. The increase is primarily due to revenues of $470,000 from the MXP product line which was launched in December 2008 and an increase in AXP disposable revenues of $460,000 due to volume increases. The increases were offset by a decline in Thermoline Freezer revenues of $330,000.
The following represents the Company’s revenues for disposables by product line for the three months ended:

	September 30,
	2009	2008
AXP	$1,626,000	$1,166,000
BioArchive	994,000	850,000
MXP/Res-Q	330,000	—
CryoSeal	80,000	83,000

	$3,030,000	$2,099,000

Percentage of total Company revenues	58%	47%

The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	September 30,
	2009	2008
Asia	66	62
United States	50	48
Europe	51	47
Rest of World	39	30

	206	187

Gross Profit:
The Company’s gross profit was $1,557,000 or 30% of net revenues for the three months ended September 30, 2009, as compared to $1,280,000 or 28% for the corresponding fiscal 2009 period. The increase in gross profit is primarily due to the $520,000 accrual for the voluntary recall of AXP bag sets in the quarter ended September 30, 2008, offset by an increase in warranty for BioArchive devices and AXP disposables.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $2,163,000 for the three months ended September 30, 2009, compared to $2,447,000 for the comparable fiscal 2009 period, a decrease of $284,000 or 12%. The decrease is primarily due to lower salaries and benefits of $220,000 as there were five fewer positions employed during the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses were $1,594,000 for the three months ended September 30, 2009, compared to $1,600,000 for the corresponding fiscal 2009 period, a decrease of $6,000. Spending in research and development has remained consistent as the increase in costs to complete development of the Res-Q product, $260,000, was offset by a decrease in costs associated with the Vantus subsidiary during the three months ended September 30, 2008.
Liquidity and Capital Resources
At September 30, 2009, the Company had cash, cash equivalents and short-term investments of $13,120,000 and working capital of $18,634,000. This compares to cash, cash equivalents and short-term investments of $15,631,000 and working capital of $20,923,000 at June 30, 2009. The cash was used to fund operations, capital expenditures and other strategic initiatives of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $108,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises.
Net cash used in operating activities for the three months ended September 30, 2009 was $2,255,000, primarily due to the net loss of $2,189,000, offset by depreciation and stock based compensation expense of $111,000 and $162,000, respectively. Accounts receivable utilized $228,000 of cash as a result of higher sales during the current quarter versus the prior quarter. Other current liabilities generated $237,000 in cash for the quarter ended September 30, 2009.
We believe that our currently available cash, cash equivalents and short-term investments, will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. We have experienced some slowing in our customers’ spending as a result of deterioration in credit markets. As we anticipate this trend to continue, we have reduced expenses without sacrificing development plans we consider essential to our near term revenue growth and do not anticipate we will have to seek additional debt or equity capital.
Off-Balance Sheet Arrangements
As of September 30, 2009, the Company has no off-balance sheet arrangements.
Backlog
The Company’s cancelable backlog at September 30, 2009 was $895,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. There have been no material changes in the Company’s exposure to market risk since the 2009 fiscal year end.
Our exposure to interest rate risk at September 30, 2009 is related to the investment of our excess cash into highly liquid, short-term financial investments. We invest in money market funds, certificates of deposit or U.S. Treasury obligations in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. We do not hold auction-rate or mortgage-backed securities. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.
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
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In the normal course of operations, the Company may have disagreements or disputes with distributors, vendors or employees. Such potential disputes are seen by the Company’s management as a normal part of business.
There are currently no pending actions nor any threatened actions that management believes would have a significant material impact on the Company’s financial position, results of operations or cash flows.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009, which could materially affect our business, financial condition or future results. There have been no material changes from those risk factors. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

ThermoGenesis Corp. (Registrant)
Dated: November 5, 2009	/s/ J. Melville Engle
J. Melville Engle
Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2009	/s/ Matthew T. Plavan
Matthew T. Plavan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)