Form 10-Q
period 2009-12-31
THERMOGENESIS CORP
filed 2010-02-04
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2009.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from to .
Commission File Number: 333-82900
ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2010

Common stock, $.001 par value	56,092,960

ThermoGenesis Corp.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ThermoGenesis Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,469,000	$6,655,000
Short-term investments	6,741,000	8,976,000
Accounts receivable, net of allowance for doubtful accounts of $44,000 ($26,000 at June 30, 2009)	5,161,000	4,235,000
Inventories	4,648,000	5,233,000
Prepaid expenses and other current assets	337,000	662,000

Total current assets	21,356,000	25,761,000

Equipment at cost less accumulated depreciation of $3,552,000 ($3,316,000 at June 30, 2009)	1,750,000	1,784,000
Other assets	208,000	110,000

	$23,314,000	$27,655,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,594,000	$1,781,000
Accrued payroll and related expenses	325,000	881,000
Deferred revenue	784,000	850,000
Other current liabilities	1,469,000	1,326,000

Total current liabilities	4,172,000	4,838,000

Deferred revenue	46,000	363,000

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 56,092,960 issued and outstanding (56,092,960 at June 30, 2009)	56,000	56,000
Paid in capital in excess of par	121,056,000	120,757,000
Accumulated deficit	(102,016,000)	(98,359,000)

Total stockholders’ equity	19,096,000	22,454,000

	$23,314,000	$27,655,000

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net revenues	$5,955,000	$6,126,000	$11,148,000	$10,628,000

Cost of revenues	3,944,000	3,913,000	7,580,000	7,135,000

Gross profit	2,011,000	2,213,000	3,568,000	3,493,000

Expenses:

Selling, general and administrative	2,090,000	2,673,000	4,253,000	5,120,000

Research and development	1,400,000	1,298,000	2,994,000	2,898,000

Total operating expenses	3,490,000	3,971,000	7,247,000	8,018,000

Interest and other income, net	11,000	63,000	22,000	151,000

Net loss	($1,468,000)	($1,695,000)	($3,657,000)	($4,374,000)

Per share data:

Basic and diluted net loss per common share	($0.03)	($0.03)	($0.07)	($0.08)

Shares used in computing per share data	56,092,960	56,027,960	56,092,960	56,027,960

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net loss	($3,657,000)	($4,374,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	236,000	244,000
Stock based compensation expense	299,000	228,000
Loss on impairment of equipment	26,000	—
Accretion of discount on short-term investments	(1,000)	(130,000)
Net change in operating assets and liabilities:
Accounts receivable, net	(863,000)	152,000
Inventories	559,000	(462,000)
Prepaid expenses and other current assets	325,000	67,000
Other assets	39,000	6,000
Accounts payable	(187,000)	(2,122,000)
Accrued payroll and related expenses	(556,000)	95,000
Deferred revenue	(383,000)	(394,000)
Other current liabilities	145,000	266,000

Net cash used in operating activities	(4,018,000)	(6,424,000)

Cash flows from investing activities:
Capital expenditures	(402,000)	(200,000)
Purchase of investments	(6,741,000)	(16,981,000)
Maturities of investments	8,977,000	22,000,000

Net cash provided by investing activities	1,834,000	4,819,000

Cash flows from financing activities:
Payments on capital lease obligations	(2,000)	(7,000)

Net cash used in financing activities	(2,000)	(7,000)

Net decrease in cash and cash equivalents	(2,186,000)	(1,612,000)

Cash and cash equivalents at beginning of period	6,655,000	4,384,000

Cash and cash equivalents at end of period	$4,469,000	$2,772,000

Supplemental non-cash flow information:
Transfer of equipment to other assets	$137,000	$51,000

Transfer of equipment to receivables	$63,000	—

Transfer of inventories to equipment	$26,000	—

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
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the parent company, ThermoGenesis Corp., and its wholly-owned subsidiary, Vantus. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
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
ASC 820-10 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has no Level 3 financial assets or liabilities as of December 31, 2009.
Assets measured at fair value on a recurring basis include the following as of December 31, 2009:

	Fair Value Measurements at
	December 31, 2009 Using
		Significant
	Quoted Prices	Other	Total Fair
	in Active	Observable	Value as of
	Markets	Inputs	December 31,
	(Level 1)	(Level 2)	2009
Cash equivalents
Money market funds	$1,059,000	—	$1,059,000
Certificates of deposit	—	$500,000	$500,000

Short-term investments
Certificates of deposit	—	$6,741,000	$6,741,000
Segment Reporting
The Company operates in a single segment providing medical devices and disposables to hospitals and blood banks throughout the world which utilize the equipment to process blood components.
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted net loss per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which consist of stock options and common stock restricted awards that were not included in diluted net loss per common share were 3,782,629 and 2,737,831 as of December 31, 2009 and 2008, respectively.
Subsequent Events
The Company has evaluated its subsequent events through February 4, 2010, the filing date of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009.
Reclassifications
Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2010 presentation.
Recent Accounting Pronouncements
In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”, as codified in ASC topic 808 (ASC 808). ASC 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. ASC 808 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. ASC 808 is effective for fiscal years beginning after December 15, 2008. ASC 808 shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of ASC 808 did not have a material impact on the Company’s results of operations or financial condition.
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
In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, as codified in ASC subtopic 825-10-65-1. ASC 825-10-65-1 requires disclosures about fair values of financial instruments for interim periods of publicly traded companies. These disclosures include fair value methods and significant assumptions used. The adoption of ASC 825-10-65-1 did not have a material impact on the Company’s results of operations or financial condition.
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
In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements”, as codified in FASB Accounting Standards Update (ASU) 985. ASU 985 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, provided that the guidance is retroactively applied at the beginning of the year of adoption. The Company is currently evaluating the potential impact of ASU 985 on the Company’s results of operations or financial condition.
In October 2009, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables”, which is also known as Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the impact this update will have on our consolidated financial statements.
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
The following is a summary of held-to-maturity securities:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2009
Certificates of deposit	$6,741,000	—	—	$6,741,000

Maturity Date:
Less than 90 days	$1,750,000			$1,750,000
Due in 91-365 days	4,991,000			4,991,000

	$6,741,000			$6,741,000

June 30, 2009
Certificates of deposit	$8,976,000	—	—	$8,976,000

3. Inventories
Inventories consisted of the following at:

	December 31, 2009	June 30, 2009

Raw materials	$1,343,000	$1,116,000
Work in process	1,708,000	1,871,000
Finished goods	1,597,000	2,246,000

	$4,648,000	$5,233,000

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
The Company has initiated discussions with a product manufacturing supplier (Supplier) regarding various manufacturing and quality issues. The Supplier was instructed to suspend production, but has incurred some costs under existing purchase orders. The parties have reached a tentative settlement in which the Company has agreed to pay the Supplier $58,000. Accordingly, the Company recorded an estimated loss contingency of $58,000 during the quarter ended December 31, 2009 as management considers it probable that the payment will be made.
Warranty
The Company offers a one-year warranty on all of its products. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s product liability during the period are as follows:

July 1, 2009 balance	$529,000
Warranties issued during the period	85,000
Settlements made during the period	(110,000)
Changes in liability for pre-existing warranties during the period, including expirations	243,000

Balance at December 31, 2009	$747,000

As a result of various quality issues experienced by high usage customers of the AXP disposable bag sets, the Company made revisions to its estimated warranty liability for the three month period ended September 30, 2009. The Company recorded a change in estimate, which increased the Company’s cost of revenues and net loss (no net loss per share impact) by $190,000. There was no change in estimate for the quarter ended December 31, 2009.

5. Stockholders’ Equity
Stock Based Compensation
The Company recorded stock-based compensation of $137,000 and $299,000 for the three and six months ended December 31, 2009 and $105,000 and $228,000 for the three and six months ended December 31, 2008.
The following is a summary of option activity for the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at June 30, 2009	3,079,641	$1.65

Granted	985,000	$0.65
Forfeited or Expired	(301,512)	$2.38
Exercised	—	—

Outstanding at December 31, 2009	3,763,129	$1.33	2.9	$1,000

Vested and Expected to Vest at December 31, 2009	3,381,633	$1.38	2.9	$1,000

Exercisable at December 31, 2009	851,275	$2.92	1.9	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the six months ended December 31, 2009 and 2008.
6. Subsequent Event
On January 29, 2010, the Company signed a revised distribution agreement (Agreement) with GE Healthcare (GEHC) which runs through July 31, 2012. Under the Agreement, GEHC will continue to distribute the AXP, primarily in North America and the European Union, and fund additional marketing support per year.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company’s actual results and could cause actual results for fiscal year 2010 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, failure to meet FDA regulations governing our products and operations and recalls associated with such regulations, the risks associated with initiating manufacturing for new products, and the risk factors listed from time to time in the Company’s SEC reports, including, in particular, the factors and discussion in the Company’s Form 10-K for fiscal year 2009.
Overview
ThermoGenesis designs, develops and commercializes cell processing products that enable the practice of regenerative medicine. Our products automate the volume reduction and cryopreservation process of adult stem cell concentrates from cord blood and bone marrow for use in laboratory and point of care settings. The Company was founded in 1986 and is located in Rancho Cordova, California. Our growth strategy is to expand our offerings in regenerative medicine and partner with other pioneers in the stem cell arena to accelerate our worldwide penetration in this potentially explosive market.
Recent Developments
On January 29, 2010, the Company and GEHC signed an amendment to their International Distribution Agreement (the “Agreement”), effective February 1, 2010. Under the Agreement, which runs through July 31, 2012, GEHC will continue to distribute the AXP product line, excluding certain countries in Latin America, Asia, CIS, Eastern Europe and the Middle East. The agreement provides incentives for both the Company and GEHC related to sales success, product quality and delivery. Additionally, the Agreement requires GEHC to fund additional marketing support for the first two years. The Agreement will automatically renew for one year terms unless terminated at least six months prior to the end of the then current term.
Our Products
The AutoXpress™ Platform or AXP® is a medical device with an accompanying disposable bag set that isolates and retrieves stem cells from umbilical cord blood. The AXP provides cord blood banks with a system to isolate and capture adult stem cells with lower labor costs and a reduced risk of contamination, under GMPs. Our market for the AXP includes both private and public cord blood banks. At a private bank, an individual pays to have cord blood stem cells from their offspring collected and stored, while a public bank owns cord blood stem cells donated by individuals, which are then available to the public for transplantation. The product is an automated, closed, sterile system that volume-reduces cord blood to a user defined volume in 30 minutes, able to retain over 93% of the mononuclear cells. Self-powered and microprocessor-controlled, the AXP contains flow control optical sensors which achieve precise separation.
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
The Res-Q™ product is also used for bone marrow stem cell processing. Launched in July 2009, the Res-Q can be used in a clinical laboratory or can be used inter-operatively at the point of care. The technology is a next generation, centrifuge-based disposable device designed for the isolation and extraction of specific stem cell populations at the point of care. Res-Q is a rapid, reliable, and easier-to-

use product which achieves a high recovery rate of stem cells from bone marrow. The key advantages of the Res-Q include (a) delivering a high number of target cells from a small sample of bone marrow, and (b) providing a disposable that is highly portable and packaged for the sterile field. These features allow the physician to process bone marrow and return the cells to the patient in as little as 15 minutes. As cell processing for regenerative medicine applications becomes more readily accepted, we believe the features and benefits of the Res-Q position the product for broad-based adoption.
The BioArchive® System is an automated cryogenic system used in stem cell therapy to cryopreserve and archive stem cells for future transplant and treatment. Launched in fiscal 1998, over 200 BioArchive Systems have been purchased by over 90 umbilical cord blood stem cell banks in over 30 countries worldwide to archive, cryopreserve and store stem cell preparations extracted from human placentas and umbilical cords for future use. The BioArchive System can store over 3,600 stem cell samples. It is the only fully-automated system commercially available that integrates controlled-rate freezing, sample management and long term cryogenic storage in liquid nitrogen. The robotic storage and retrieval of these stem cell units improves cell viability, provides precise inventory management and minimizes the possibility of human error. We currently manufacture the BioArchive device and outsource the manufacturing of the disposables. It is our intent to explore outsourcing alternatives for the BioArchive device after completion of design upgrades.
The Thermoline™ product line includes the ultra-rapid plasma Thermoline Freezer and ultra-rapid plasma Thermoline Thawer. The Thermoline freezer optimizes plasma freezing through its unique liquid heat transfer and uniform freezing technologies that can freeze units of blood plasma in approximately 30 minutes. These products are suited for medium to large laboratories. We also offer three models of blood components thawers which vary primarily by capacity. The product’s unique flexible membrane technology allows for a closed thawing system. These instruments can be used for rapid (less than 12 minutes) homogeneous thawing of plasma and glycerolized frozen red blood cells. During the quarter ended December 31, 2009, we completed the outsourcing of manufacturing to a contract manufacturer for the Thermoline devices.
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
Research and Development
In February 2010, we filed a form 510(k) with the FDA seeking market clearance for the use of the Res-Q technology in the preparation of platelet rich plasma, or PRP, from peripheral blood. PRP therapy is used in regenerative medicine because its rich content of growth factors enhances wound healing.
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
Results of Operations for the Three Months Ended December 31, 2009 as Compared to the Three Months Ended December 31, 2008
Net Revenues:
Revenues for the three months ended December 31, 2009 were $5,955,000 compared to $6,126,000 for the three months ended December 31, 2008, a decrease of $171,000 or 3%. The decrease is primarily due to lower device and disposable sales in the BioArchive and AXP product lines of $820,000 offset by new product revenue from MXP disposables and Res-Q devices and disposables of $400,000 and an increase in freezer revenues of $141,000. The increase in freezer revenues is due to built up demand as there were no freezer sales in the prior quarter.
The following represents the Company’s revenues for disposables by product line for the three months ended:

	December 31,
	2009	2008
AXP	$2,087,000	$2,198,000
BioArchive	975,000	1,162,000
MXP	125,000	—
Res-Q	207,000	—
CryoSeal	130,000	92,000

	$3,524,000	$3,452,000

Percentage of total Company revenues	59%	56%

Management expects revenues from AXP disposables to increase in the third and fourth quarters of fiscal 2010 as GEHC looks to build its inventories to meet customer requirements. Additionally management expects continued growth in disposable revenues from its bone marrow products, MXP and Res-Q.
The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	December 31,
	2009	2008
Asia	67	63
Europe	54	49
United States	50	49
Rest of World	41	33

	212	194

Gross Profit:
The Company’s gross profit was $2,011,000 or 34% of net revenues for the three months ended December 31, 2009, as compared to $2,213,000 or 36% for the corresponding fiscal 2009 period. The decrease in gross profit is primarily due to an increase in rework costs associated with the AXP devices and disposables, the loss contingency of $58,000 to a product manufacturing supplier and the reversal of $115,000 in the second quarter of fiscal 2009 for the previously accrued voluntary recall of the AXP bag sets.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $2,090,000 for the three months ended December 31, 2009, compared to $2,673,000 for the comparable fiscal 2009 period, a decrease of $583,000 or 22%. The decrease is primarily due to a severance accrual of $370,000 during the quarter ended December 31, 2008 to the Company’s former Chief Executive Officer, lower salaries and benefits of $125,000 as there were fewer positions employed during the quarter ended December 31, 2009 as compared to the quarter ended December 31, 2008 and lower legal fees of $110,000.
Research and Development Expenses:
Included in this line item are engineering, regulatory affairs, scientific and clinical affairs.
Research and development expenses were $1,400,000 for the three months ended December 31, 2009, compared to $1,298,000 for the corresponding fiscal 2009 period, an increase of $102,000 or 8%. The increase is primarily due to the termination of the consulting agreement with the Company’s former Chief Technology Architect effective October 1, 2009 for $240,000 offset by the reduction of costs associated with the Vantus subsidiary during the three months ended December 31, 2008 of $100,000.
Results of Operations for the Six Months Ended December 31, 2009 as Compared to the Six Months Ended December 31, 2008
Net Revenues:
Revenues for the six months ended December 31, 2009 were $11,148,000 compared to $10,628,000 for the six months ended December 31, 2008, an increase of $520,000 or 5%. The increase is primarily due to new product revenue from the MXP and Res-Q product lines of approximately $900,000 offset by a decrease in BioArchive product line revenues of $420,000, primarily due to device sales.
The following represents the Company’s revenues for disposables by product line for the six months ended:

	December 31,
	2009	2008
AXP	$3,714,000	$3,363,000
BioArchive	1,969,000	1,976,000
MXP	409,000	—
Res-Q	252,000	—
CryoSeal	210,000	175,000

	$6,554,000	$5,514,000

Percentage of total Company revenues	59%	52%

Gross Profit:
The Company’s gross profit was $3,568,000 or 32% of net revenues for the six months ended December 31, 2009, as compared to $3,493,000 or 33% for the corresponding fiscal 2009 period. The decrease in gross profit is primarily due an increase in rework costs associated with the AXP devices and disposables, the loss contingency of $58,000 to a product manufacturing supplier and vendor qualification costs paid to our new contract manufacturers. These decreases are offset by the accrual for the voluntary recall of AXP bag sets during the six months ended December 31, 2008.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $4,253,000 for the six months ended December 31,

2009, compared to $5,120,000 for the comparable fiscal 2009 period, a decrease of $867,000 or 17%. As noted above, the decrease is due to the severance accrual to the former chief executive officer, lower salaries and benefits and legal fees.
Research and Development Expenses:
Included in this line item are engineering, regulatory affairs, scientific and clinical affairs.
Research and development expenses were $2,994,000 for the six months ended December 31, 2009, compared to $2,898,000 for the corresponding fiscal 2009 period, an increase of $96,000. The increase is primarily due to an increase in the costs incurred to complete development of the Res-Q product of $200,000 and the termination of the consulting agreement of $240,000 as noted above. These increases were offset by the reduction of costs associated with the Vantus subsidiary during the six months ended December 31, 2008 of $290,000.
Liquidity and Capital Resources
At December 31, 2009, the Company had cash, cash equivalents and short-term investments of $11,210,000 and working capital of $17,184,000. This compares to cash, cash equivalents and short-term investments of $15,631,000 and working capital of $20,923,000 at June 30, 2009. The cash was used to fund operations, capital expenditures and other strategic initiatives of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $108,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises.
Net cash used in operating activities for the six months ended December 31, 2009 was $4,018,000, primarily due to the net loss of $3,657,000, offset by depreciation and stock based compensation expense of $236,000 and $299,000, respectively. Accounts receivable utilized $863,000 and inventories generated $559,000 of cash as a result of increased revenues from the fourth quarter of fiscal 2009. Accrued payroll utilized $556,000 of cash as a result of making payments on previously accrued severance agreements to former management.
We believe that our currently available cash, cash equivalents and short-term investments will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. We have experienced some slowing in our customers’ spending as a result of deterioration in credit markets. As we expect this trend to continue, we have reduced expenses without sacrificing development plans we consider essential to our near term revenue growth. Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control—See Part I Item 1A—“Risk Factors” set forth in our annual report on Form 10-K for the fiscal year ended June 30, 2009. Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.
Off-Balance Sheet Arrangements
As of December 31, 2009, the Company had no off-balance sheet arrangements.
Backlog
The Company’s cancelable backlog at December 31, 2009 was $4,506,000. Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge. Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. There have been no material changes in the Company’s exposure to market risk since the 2009 fiscal year end.
Our exposure to interest rate risk at December 31, 2009 is related to the investment of our excess cash into highly liquid, short-term financial investments. We invest in money market funds, certificates of deposit or U.S. Treasury obligations in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. We do not hold auction-rate or mortgage-backed securities. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.
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
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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
There have been no known material changes during the period ended December 31, 2009 from those risk factors. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
An Annual Meeting of Stockholders was held on December 7, 2009. The following matters were voted on:
Proposal 1: Election of five directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.
Proposal 2: Ratification to appoint Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2010 fiscal year.
A summary of the voting for each proposal submitted is as follows:
Proposal #1

Election of Directors	For	Withhold
Hubert E. Huckel, M.D.	41,330,254	2,592,986
Patrick McEnany	41,251,622	2,671,618
Tiffany Olson	42,201,566	1,721,674
Mahendra Rao M.D., Ph.D.	41,257,023	2,666,217
J. Melville Engle	41,350,647	2,572,593

Proposal #2 Ratification of Auditors

For	Against	Abstain	Not Voted
42,664,629	363,727	894,884	—
Item 5. Other Information.
None.
Item 6. Exhibits:
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

ThermoGenesis Corp.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Corp. (Registrant)
Dated: February 4, 2010	/s/ J. Melville Engle
J. Melville Engle
Chief Executive Officer (Principal Executive Officer)

Dated: February 4, 2010	/s/ Matthew T. Plavan
Matthew T. Plavan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)