Form 10-Q
period 2010-03-31
THERMOGENESIS CORP
filed 2010-05-07
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from to .
Commission File Number: 333-82900
ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2010

Common stock, $.001 par value	56,092,960

ThermoGenesis Corp.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ThermoGenesis Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,134,000	$6,655,000
Short-term investments	4,992,000	8,976,000
Accounts receivable, net of allowance for doubtful accounts of $55,000 ($26,000 at June 30, 2009)	5,080,000	4,235,000
Inventories	5,459,000	5,233,000
Prepaid expenses and other current assets	208,000	662,000

Total current assets	20,873,000	25,761,000

Equipment at cost less accumulated depreciation of $3,677,000 ($3,316,000 at June 30, 2009)	1,831,000	1,784,000
Other assets	188,000	110,000

	$22,892,000	$27,655,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,290,000	$1,781,000
Accrued payroll and related expenses	444,000	881,000
Deferred revenue	702,000	850,000
Other current liabilities	1,571,000	1,326,000

Total current liabilities	5,007,000	4,838,000

Deferred revenue	34,000	363,000

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 56,092,960 issued and outstanding (56,092,960 at June 30, 2009)	56,000	56,000
Paid in capital in excess of par	121,176,000	120,757,000
Accumulated deficit	(103,381,000)	(98,359,000)

Total stockholders’ equity	17,851,000	22,454,000

	$22,892,000	$27,655,000

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net revenues	$4,764,000	$5,148,000	$15,912,000	$15,776,000

Cost of revenues	3,363,000	3,354,000	10,943,000	10,489,000

Gross profit	1,401,000	1,794,000	4,969,000	5,287,000

Expenses:

Selling, general and administrative	1,722,000	1,917,000	5,975,000	7,037,000

Research and development	1,080,000	1,018,000	4,074,000	3,916,000

Total operating expenses	2,802,000	2,935,000	10,049,000	10,953,000

Interest and other income, net	36,000	49,000	58,000	200,000

Net loss	($1,365,000)	($1,092,000)	($5,022,000)	($5,466,000)

Per share data:

Basic and diluted net loss per common share	($0.02)	($0.02)	($0.09)	($0.10)

Shares used in computing per share data	56,092,960	56,092,960	56,092,960	56,049,627

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended March 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	($5,022,000)	($5,466,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	361,000	362,000
Stock based compensation expense	419,000	370,000
Loss on impairment of equipment	26,000	—
Accretion of discount on short-term investments	(2,000)	(157,000)
Net change in operating assets and liabilities:
Accounts receivable, net	(782,000)	1,027,000
Inventories	(391,000)	(470,000)
Prepaid expenses and other current assets	454,000	76,000
Other assets	59,000	(447,000)
Accounts payable	509,000	(2,221,000)
Accrued payroll and related expenses	(437,000)	133,000
Deferred revenue	(477,000)	(503,000)
Other current liabilities	248,000	(123,000)

Net cash used in operating activities	(5,035,000)	(7,419,000)

Cash flows from investing activities:
Capital expenditures	(469,000)	(341,000)
Purchase of investments	(6,741,000)	(16,981,000)
Maturities of investments	10,727,000	27,000,000

Net cash provided by investing activities	3,517,000	9,678,000

Cash flows from financing activities:
Payments on capital lease obligations	(3,000)	(11,000)

Net cash used in financing activities	(3,000)	(11,000)

Net (decrease)increase in cash and cash equivalents	(1,521,000)	2,248,000

Cash and cash equivalents at beginning of period	6,655,000	4,384,000

Cash and cash equivalents at end of period	$5,134,000	$6,632,000

Supplemental non-cash flow information:
Transfer of equipment to other assets	$137,000	$51,000

Transfer of equipment to receivables	$63,000	—

Transfer of inventories to equipment	$165,000	—

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
Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the nine month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
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
The Company measures fair value in accordance with the provisions in Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, as codified in ASC subtopic 820-10 (ASC 820-10). ASC 820-10 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has no Level 3 financial assets or liabilities as of March 31, 2010.
Assets measured at fair value on a recurring basis include the following as of March 31, 2010:

	Fair Value Measurements at
	March 31, 2010 Using
		Significant
	Quoted Prices	Other	Total Fair
	in Active	Observable	Value as of
	Markets	Inputs	March 31,
	(Level 1)	(Level 2)	2010
Cash equivalents Money market funds	$1,059,000	—	$1,059,000

Short-term investments Certificates of deposit	—	$4,992,000	$4,992,000
Segment Reporting
The Company operates in a single segment providing medical devices and disposables to hospitals and blood banks throughout the world which utilize the equipment to process blood components.
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted net loss per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which consist of stock options and common stock restricted awards that were not included in diluted net loss per common share were 3,917,619 and 3,653,106 as of March 31, 2010 and 2009, respectively.
Reclassifications
Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2010 presentation.
Recently Adopted Accounting Pronouncements
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
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 amends ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820) to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose additional information regarding (i) the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, (ii) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and (iii) the reasons for any transfers in or out of Level 3. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Our adoption of the requirements of this guidance on January 1, 2010, except for the requirement to separately disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis which becomes effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2010, did not have a material impact on the Company’s results of operations or financial condition.
In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). ASU 2010-09 amends ASC Topic 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated both in issued and revised financial statements. ASU 2010-09 was effective immediately. The adoption of ASU 2010-09 did not have a material impact on the Company’s results of operations or financial condition.

Recently Issued Accounting Pronouncements
In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements”, as codified in FASB Accounting Standards Update (ASU) 985. ASU 985 amends the scope of AICPA Statement of Position 97-2, “Software Revenue Recognition” to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, provided that the guidance is retroactively applied at the beginning of the year of adoption. The Company is currently evaluating the potential impact of ASU 985 on the Company’s results of operations or financial condition.
In October 2009, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables”, which is also known as Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the potential impact of ASU 2009-13 on the Company’s results of operations or financial condition.
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
The following is a summary of held-to-maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2010 Certificates of deposit	$4,992,000	—	—	$4,992,000

Maturity Date: Less than 90 days	$4,992,000			$4,992,000

June 30, 2009 Certificates of deposit	$8,976,000	—	—	$8,976,000

3. Inventories
Inventories consisted of the following at:

	March 31, 2010	June 30, 2009
Raw materials	$1,430,000	$1,116,000
Work in process	1,300,000	1,871,000
Finished goods	2,729,000	2,246,000

	$5,459,000	$5,233,000

4. Commitments and Contingencies
Vendor Purchase Commitments
A product manufacturing supplier made purchases of raw materials based on Company-provided forecasts, which the Company may be required to pay for as part of normal manufacturing processes, including scrap and obsolete parts that result from the Company’s product design changes, and or discontinuation of manufacturing by a particular vendor. These are normal and standard manufacturing terms, and upon the contract end date, May 2009, the Company recorded an estimated loss contingency of $160,000 as management considers it probable that the payment will be made.
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
Changes in the Company’s product liability during the period are as follows:

July 1, 2009 balance	$529,000
Warranties issued during the period	154,000
Settlements made during the period	(157,000)
Changes in liability for pre-existing warranties during the period, including expirations	359,000

Balance at March 31, 2010	$885,000

As a result of various quality issues experienced by high usage customers of the AXP disposable bag sets, the Company made revisions to its estimated warranty liability for the three month period ended September 30, 2009. The Company recorded a change in estimate, which increased the Company’s cost of revenues and net loss (no net loss per share impact) by $190,000. There was no change in estimate for the quarter ended March 31, 2010.

5. Stockholders’ Equity
Stock Based Compensation
The Company recorded stock-based compensation of $120,000 and $419,000 for the three and nine months ended March 31, 2010 and $142,000 and $370,000 for the three and nine months ended March 31, 2009.
The following is a summary of option activity for the Company’s stock option plans:

			Weighted- Average
	Number of	Weighted- Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at June 30, 2009	3,079,641	$1.65

Granted	1,175,000	$0.63
Forfeited or Expired	(356,522)	$2.24
Exercised	—	—

Outstanding at March 31, 2010	3,898,119	$1.29	2.7	$171,000

Vested and Expected to Vest at March 31, 2010	3,520,327	$1.34	2.7	$147,000

Exercisable at March 31, 2010	1,122,639	$2.38	1.9	$2,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were 1,825,000 options that were in-the-money at March 31, 2010. There were no options exercised during the nine months ended March 31, 2010 and 2009.
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
Recent Developments
On April 30, 2010, the Company signed a non-exclusive distribution agreement with GE Healthcare for its Res-Q™ system in the U.S. (except orthopedics), Canada and 19 countries in Europe. The agreement has a two and a half year term, with automatic one year renewals.
On March 16, 2010, the Company signed a new distribution agreement with Fenwal, Inc. Under the exclusive five-year agreement, Fenwal will market and distribute the AXP and BioArchive systems for use in cord blood processing and storage in China, India and Japan.
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
The Res-Q product is also used for bone marrow stem cell processing. Launched in July 2009, the Res-Q can be used in a clinical laboratory or can be used inter-operatively at the point of care. The technology is a next generation, centrifuge-based disposable device designed for the isolation and extraction of specific stem cell populations at the point of care. Res-Q is a rapid processing, reliable, and easy-to-use product which achieves a high recovery of stem cells from bone marrow. The key advantages of the Res-Q system include delivering a high number of target cells from a small sample of bone marrow and providing a disposable that is highly portable and packaged for the sterile field. These features allow the physician to process bone marrow and return the cells to the patient in as little as 15 minutes. As cell processing for regenerative medicine applications becomes more readily accepted, we believe the features and benefits of the Res-Q position the product for broad-based adoption.
The BioArchive® System is an automated cryogenic system used in stem cell therapy to cryopreserve and archive stem cells for future transplant and treatment. Launched in fiscal 1998, over 200 BioArchive Systems have been purchased by over 90 umbilical cord blood stem cell banks in over 30 countries worldwide to archive, cryopreserve and store stem cell preparations extracted from human placentas and umbilical cords for future use. The BioArchive System can store over 3,600 stem cell samples. It is the only fully-automated system commercially available that integrates controlled-rate freezing, sample management and long term cryogenic storage in liquid nitrogen. The robotic storage and retrieval of these stem cell units improves cell viability, provides precise inventory management and minimizes the possibility of human error. We currently manufacture the BioArchive device and outsource the manufacturing of the disposables. It is our intent to explore outsourcing alternatives to in-house manufacturing for the BioArchive device after completion of design upgrades.
The Thermoline™ product line includes the ultra-rapid plasma Thermoline Freezer and ultra-rapid plasma Thermoline Thawer. The Thermoline freezer optimizes plasma freezing through its unique liquid heat transfer and uniform freezing technologies that can freeze units of blood plasma in approximately 30 minutes. These products are suited for medium to large laboratories. We also offer three models of blood component thawers which vary primarily by capacity. The product’s unique flexible membrane technology allows for a closed thawing system. These instruments can be used for rapid (less than 12 minutes) homogeneous thawing of plasma and glycerolized frozen red blood cells. During the quarter ended December 31, 2009, we completed the outsourcing of manufacturing to a contract manufacturer for the Thermoline devices. We continue to evaluate our options to divest this product line.
The CryoSeal® Fibrin Sealant (CryoSeal) System is an automated system used to prepare an autologous hemostatic surgical sealant from a patient’s own blood or from a single donor in approximately one hour. We received FDA approval to market the CryoSeal in liver resection surgeries in July 2007. The CryoSeal serves the wound care market. Our intention is to divest this product line.
The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the period included in the accompanying consolidated financial statements.
Research and Development
In February 2010, the Company filed a Form 510(k) with the FDA seeking market clearance for the use of the Res-Q technology in the preparation of platelet rich plasma, or PRP, from peripheral blood. PRP therapy is used in regenerative medicine because its rich content of growth factors enhances wound healing. The FDA has responded with an initial set of questions and we are in the process of preparing our responses.
Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations is based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, warranties, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that the Company has identified as critical in the preparation of our condensed consolidated financial statements, please refer to our 2009 Annual Report on Form 10-K.
Results of Operations for the Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009
Net Revenues:
Revenues for the three months ended March 31, 2010 were $4,764,000 compared to $5,148,000 for the three months ended March 31, 2009, a decrease of $384,000 or 7%. The downturn in the economy continues to impact our revenues, especially our capital equipment sales as customers are taking longer to secure their funding sources. The decrease in revenues is primarily due to decreases related to BioArchive devices of $476,000 as there were fewer BioArchive devices sold in the current quarter and a decrease in ThermoLine freezer revenues of $290,000 due to a lack of sales of our largest freezer in the current quarter. Offsetting these decreases were increases in AXP device revenues of $192,000, as the devices were awaiting upgraded component parts during the first and second quarters of fiscal 2010 and an increase in revenues from BioArchive disposables of $176,000. We anticipate revenues from AXP disposables to increase as our second supplier will be delivering product in the fourth quarter.
The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	March 31,
	2010	2009
United States	50	49
Asia	70	64
Europe	54	51
Rest of World	41	35

	215	199

The following represents the Company’s revenues for disposables by product line for the three months ended:

	March 31,
	2010	2009
AXP	$1,760,000	$1,918,000
BioArchive	1,007,000	831,000
Res-Q	48,000	—
MXP	6,000	19,000
CryoSeal	179,000	87,000

	$3,000,000	$2,855,000

Percentage of total Company revenues	63%	55%

Gross Profit:
The Company’s gross profit was $1,401,000 or 29% of net revenues for the three months ended March 31, 2010, as compared to $1,794,000 or 35% for the corresponding fiscal 2009 period. The decrease in gross profit is primarily due to higher warranty costs associated with the BioArchive device and AXP disposable, the pricing mix on AXP disposables, and an increase in production rework costs, offset by a release of inventory reserves associated with CryoSeal disposables of $148,000 as sales were higher than previously estimated.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $1,722,000 for the three months ended March 31, 2010, compared to $1,917,000 for the comparable fiscal 2009 period, a decrease of $195,000 or 10%. The decrease is primarily due to lower labeling/translation costs of $85,000 due to a large project in fiscal 2009 and lower professional fees related to audit expenses.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses were $1,080,000 for the three months ended March 31, 2010, compared to $1,018,000 for the comparable fiscal 2009 period, an increase of $62,000 or 6%. The increase is primarily due to higher salaries and benefits of $125,000 primarily as a result of hiring a new Vice President, Chief Quality and Regulatory Affairs Officer. This increase was offset by a decrease in consulting expense due to the termination of the consulting agreement with the former Chief Technology Architect effective October 1, 2009.
Results of Operations for the Nine Months Ended March 31, 2010 as Compared to the Nine Months Ended March 31, 2009
Net Revenues:
Revenues for the nine months ended March 31, 2010 were $15,912,000, compared to $15,776,000 for the nine months ended March 31, 2009, an increase of $136,000 or 1%. This increase is primarily due to product revenue increases from the MXP and Res-Q product lines of approximately $955,000. MXP was launched in December 2008 and Res-Q in the first quarter of the current fiscal year. This increase was offset by a decrease in BioArchive device revenue of $855,000.
The following represents the Company’s revenues for disposables by product line for the nine months ended:

	March 31,
	2010	2009
AXP	$5,474,000	$5,281,000
BioArchive	2,976,000	2,808,000
MXP	415,000	19,000
Res-Q	300,000	—
CryoSeal	389,000	262,000

	$9,554,000	$8,370,000

Percentage of total Company revenues	60%	53%

Gross Profit:
The Company’s gross profit was $4,969,000 or 31% of net revenues for the nine months ended March 31, 2010, as compared to $5,287,000 or 34% for the corresponding fiscal 2009 period. The decrease in gross margin for the nine months ended March 31, 2010 is primarily due to the pricing mix of AXP disposables, an increase in rework costs, higher warranty costs associated with the BioArchive device and

AXP disposables, and vendor qualification costs paid to our new contract manufacturers. These costs were offset by the accrual for the voluntary recall of AXP bag sets during the six months ended December 31, 2008 and a release of inventory reserves associated with CryoSeal disposables as sales were higher than previously estimated during the three months ended March 31, 2010.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $5,975,000 for the nine months ended March 31, 2010, compared to $7,037,000 for the comparable fiscal 2009 period, a decrease of $1,062,000 or 15%. The decrease is primarily due to a severance accrual of $370,000 during the quarter ended December 31, 2008 to the Company’s former Chief Executive Officer, lower salaries and benefits of $448,000, lower labeling/translation costs of $170,000 and lower legal fees of $110,000.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses were $4,074,000 for the nine months ended March 31, 2010, compared to $3,916,000 for the comparable fiscal 2009 period, an increase of $158,000 or 4%. This is primarily due to an increase in the costs incurred to complete development of the Res-Q product of $265,000 and the termination of the consulting agreement with the Company’s former Chief Technology Architect effective October 1, 2009 for $240,000. These increases were offset by the reduction of costs associated with the Vantus subsidiary during the six months ended December 31, 2008 of $290,000.
Liquidity and Capital Resources
At March 31, 2010, the Company had cash, cash equivalents and short-term investments of $10,126,000 and working capital of $15,866,000. This compares to cash, cash equivalents and short-term investments of $15,631,000 and working capital of $20,923,000 at June 30, 2009. The cash was used to fund operations, capital expenditures and other strategic initiatives of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $108,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises.
Net cash used in operating activities for the nine months ended March 31, 2010 was $5,035,000, primarily due to the net loss of $5,022,000, offset by depreciation and stock based compensation expense of $361,000 and $419,000, respectively. Accounts receivable utilized $782,000 of cash as a result of increased revenues from the fourth quarter of fiscal 2009.
We believe that our currently available cash, cash equivalents and short-term investments will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. We have experienced some slowing in our customers’ spending as a result of deterioration in credit markets. As we expect this trend to continue, we have reduced expenses without sacrificing development plans we consider essential to our near term growth. Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control—See Part I Item 1A—Risk Factors” set forth in our annual report on Form 10-K for the fiscal year ended June 30, 2009. Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.
Off-Balance Sheet Arrangements
As of March 31, 2010, the Company had no off-balance sheet arrangements.

Backlog
The Company’s cancelable backlog at March 31, 2010 was $4,651,000. Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge. Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. There have been no material changes in the Company’s exposure to market risk since the 2009 fiscal year end.
Our exposure to interest rate risk at March 31, 2010 is related to the investment of our excess cash into highly liquid, short-term financial investments. We invest in money market funds, certificates of deposit or U.S. Treasury obligations in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. We do not hold auction-rate or mortgage-backed securities. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.
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
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In the normal course of operations, the Company may have disagreements or disputes with distributors, vendors or employees. Such potential disputes are seen by the Company’s management as a normal part of business.
There are currently neither any pending actions nor any threatened actions that management believes would have a significant material impact on the Company’s financial position, results of operations or cash flows.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009, which could materially affect our business, financial condition or future results.
There have been no known material changes during the period ended March 31, 2010 from those risk factors. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known or knowable to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

ThermoGenesis Corp. (Registrant)
Dated: May 6, 2010	/s/ J. Melville Engle
J. Melville Engle
Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2010	/s/ Matthew T. Plavan
Matthew T. Plavan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)