Form 10-K
period 2010-06-30
THERMOGENESIS CORP
filed 2010-09-15
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2010
Commission File Number: 333-82900
ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)
2711 Citrus Road
Rancho Cordova, California 95742
(Address of principal executive offices) (Zip Code)
(916) 858-5100
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value Nasdaq Stock Market, LLC Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer* ☐ *(Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
The aggregate market value of the common stock held by non-affiliates as of December 31, 2009 (the last trading day of the second quarter) was $32,533,917, based on the closing sale price on such day.
As of September 13, 2010, 14,023,240 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

i

PART I

ITEM 1.	BUSINESS
Business Overview
ThermoGenesis Corp. (“the Company”, “we”, “our”) mission is to design, develop and commercialize medical products that enable the collection, processing and cryopreservation of stem cells and other cellular tissues used in the practice of regenerative medicine. Regenerative medicine is an emerging field which, among other things, aims to repair or restore lost or damaged tissue and cell function using cell-based therapies. Our current products automate the volume reduction and cryopreservation process of adult stem cell concentrates from cord blood and bone marrow for use in laboratory and point of care settings. Our growth strategy is to expand our offerings in regenerative medicine and partner with other pioneers in the stem cell arena to accelerate our worldwide penetration in this potentially explosive market. We plan to have a product line that encompasses all sources of stem cells, including cord blood, bone marrow, adipose, among others and to leverage our technological investments into profitable adjacent markets, such as platelet rich plasma (“PRP”). The Company was founded in 1986 and is located in Rancho Cordova, California.
Our business model is based on the sale of medical devices and the recurring revenues generated from the companion single-use, sterile disposable products. We currently sell our products in 37 countries throughout the world to customers that include private and public cord blood banks, surgeons, hospitals and research institutions. Our worldwide commercialization strategy relies primarily on the utilization of distributors.
Based upon early clinical results, there is accumulating evidence that many of the stem cell therapy trials and clinical trials underway may result in approved therapies in disease states and tissue regeneration procedures affecting significant patient populations, leading to a revolution in therapeutics involving stem cells. Although understanding the full potential of cell therapies and their ultimate impact on the practice of medicine remains a longer term prospect, we believe there are significant commercial opportunities in the market today for technologies supporting stem cell research and cell-based treatments.
Our Solutions
We provide the tools necessary for the collection, separation, storage and delivery of stem cells from adult tissue sources including cord blood and bone marrow, and potentially in the future, adipose and placenta. These tools are being used by healthcare providers in both the laboratory and point of care settings. Our competitive advantage is achieved through applying our advanced research and engineering capabilities to develop a complete “tool box” for healthcare providers advancing regenerative medicine. Our solutions enable our customers to automate their processes, comply with quality regulations and achieve high stem cell yields. We believe our products significantly enhance the safety and viability of stem cell and regenerative medical products and will ultimately expand the use and success of those products in clinical treatment through their ease of use and high cell recovery rates.
Key Events and Accomplishments
The following are key events and accomplishments that occurred in fiscal 2010:
•	Launch of Res-Q System

In July 2009, we launched the Res-Q™ 60 BMC (“Res-Q”) System, an automated cell processing medical device for the concentration of bone marrow-derived stem cells at the point of care.

•	Established Res-Q Distribution We established global distribution for Res-Q, having signed agreements with distributors covering four continents:
•	GE Healthcare (“GEHC”): Non-exclusive, U.S. excluding orthopedics, Canada and 19 European countries;

•	Celling Technologies: Orthopedic applications in North America (exclusive) and worldwide (non-exclusive);

•	TotipotentSC: Exclusive for all fields of use (except orthopedics, non-exclusive) in India, Malaysia and Thailand; and

•	CEI: Exclusive for all fields of use (except orthopedics, non-exclusive) in Mexico, and Central and South American countries including Brazil, Chile, Columbia, Costa Rica, Panama, Peru, Uruguay and Venezuela.
•	Expanded Distribution of Existing Products

In keeping with our strategy to extend the distribution reach of our existing products, we enhanced agreements in existing territories, added new territories and added new distributors:
•	GEHC — On February 4, 2010, we announced an improved distribution agreement with GEHC for the AutoXpress™ or AXP® Platform (“AXP”). GEHC will provide incremental funding for marketing support and market research beyond its previous commitments.

•	Fenwal — In March 2010, we signed a new distribution agreement with Fenwal, Inc. to market and distribute the AXP and BioArchive® systems in China, India and Japan.
•	Key Management Changes The following key management changes were made in fiscal 2010:
•	In August 2009, Harold Baker joined our Company and currently serves as Vice President of Commercial Operations. Mr. Baker has more than two decades of global sales and marketing experience in the healthcare sector, introducing new products, leading teams in the cord blood stem cell market, managing distributor relationships and building sales force organizations.

•	In October 2009, Jorge Artiles joined our Company as Vice President, Chief Quality and Regulatory Affairs Officer. Mr. Artiles has more than two decades of quality and regulatory affairs experience in the medical device industry, with expertise in quality system development and compliance, project management and process optimization.
•	Plan for CryoSeal® Fibrin Sealant System (“CryoSeal”) Product Line Divestiture

On June 16, 2010 we reached an agreement with Asahi Kasei Kuraray Medical Co., Ltd (“Asahi”) in which Asahi paid us $1 million to provide CryoSeal products and clinical support services until such time as Asahi assumes manufacturing of the product line in Japan or December 31, 2012 whichever comes first. As part of the $1 million payment, we granted Asahi an option to acquire the CryoSeal product line, which may be exercised over the next five years.

Recent significant event:
•	Reverse Stock Split

On August 11, 2010, we announced that our board of directors had approved a 1-for-4 reverse stock split of our common stock, pursuant to previously obtained stockholder authorization. The reverse stock split, which became effective at the close of business on August 26, 2010, reduced the number of shares of our common stock issued and outstanding from approximately 56.1 million to approximately 14 million. All share and per share amounts herein are presented on a post-reverse-split basis.
Market Overview
The regenerative medicine market continues to experience meaningful advances in the clinical efficacy, regulatory approval and product commercialization of cell based therapies. The vast majority of this progress has been achieved through the application of adult stem cells, reflecting a greater awareness and appreciation for the clinical value and safety of these cells in the research and medical communities.
Examples of clinical efficacy and regulatory approvals include:
•	Approval of the first autologous cellular immunotherapy for the treatment of prostrate cancer;

•	Positive results from a Phase II clinical trial to expand Mesenchymal Precursor Cells (“MPCs”) from cord blood to reduce graft-versus-host disease;

•	Expansion of treatments using cord blood beyond hematopoetic reconstitution;

•	Favorable outcomes from the first human clinical trial of adipose tissue-derived stem and regenerative cells for the treatment of heart attacks; and

•	Positive results from a Phase I clinical trial of an allogeneic cell therapy product, administered to individuals following acute myocardial infarction.
Examples of commercialization include:
•	Expansion of orthopedic procedures using stem cells and orthobiologics.

•	Growth of cord blood banking globally, especially in China.
Increasing positive results from the application of adult stem cells have resulted in greater government and private sector investment in research and development of new cell therapies as well as the further advancement of existing treatments. For example, in October of 2009, the California Institute of Regenerative Medicine awarded $250 million in research grants to 14 universities and companies mainly for adult stem cell research.
The regenerative medicine market is comprised of companies that either harvest, process, purify, cryopreserve, store or administer stem cells. Key success factors include, among other things:
•	Stem cell recovery rates

•	Efficiency of cell processing

•	Cost of care

•	Product quality and efficacy

•	Purity, viability and potency of stem cells
Cells are processed in the laboratory as well as in the operating room or point of care setting. Point of care applications involve the processing of patient cells in conjunction with a surgical procedure in an operating room or in an outpatient clinical setting. The laboratory market requirements include, but are not limited to, Good Manufacturing Practices (“GMP”), objective quality assurance and the ability to process multiple samples at one time. Requirements for the point of care include sterile field packaging, portability, minimal processing steps and speed of processing. These market requirements must be considered and translated into product features and benefits for successful market adoption.
The availability of stem cells at the point of care enables physicians to apply cells across an array of applications. Physicians may also choose to study patient outcomes to understand the benefit of stem cells under their own independently-sponsored and regulated studies. Such research efforts are growing and already represent studies in diverse areas such as wound healing, radiation injury, breast reconstruction and augmentation, cardiovascular applications, peripheral vascular disease and liver disease among many others.
We expect the breadth of these applications will grow significantly as physicians continue to adopt cell-based regenerative medicine into their treatment strategies based on the availability of safe, clinical grade cells at the point of care.
Market Size
Market estimates for the regenerative medicine market include pathologies that affect vast numbers of people of all age groups. A well known industry analyst, Robin Young, predicts the U.S. regenerative medicine market will grow from $146.5 million in 2010 to over $8 billion by the year 2020. The following chart highlights the disease states that are expected to be impacted by the advent of stem cell therapies by the year 2020.
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
•	The AXP is a medical device with an accompanying disposable bag set that isolates and retrieves stem cells from umbilical cord blood. The AXP provides cord blood banks with an automated system to enrich adult stem cells combined with lower labor costs and a reduced risk of contamination under GMP conditions. The AXP product is an automated, closed, sterile system that volume-reduces cord blood to a user defined volume in 30 minutes while retaining over 97% of the mononuclear cells (“MNCs”). Self-powered and microprocessor-controlled, the AXP contains flow control optical sensors that achieve precise separation.

Our market for the AXP includes both private and public cord blood banks. In private banks, parents pay to preserve the cord blood cells from their offspring for family use, while a public bank owns cord blood stem cells donated by individuals, which are then available to the public for transplantation.

The AXP has been commercially available since 2006, marketed under a Master File with the U.S. Food and Drug Administration (“FDA”). In 2007, we received 510(k) clearance from the FDA for use in the processing of cord blood for cryopreservation.
Worldwide Cord Blood Banks Growth Rate
(Data Gathered by ThermoGenesis)

	2005	2010	CAGR
Public Banks	118	176	8.3%
Private Banks	91	222	19.5%

Total Banks	209	398	13.7%

•	The MarrowXpress™ or MXP™, an extension of the AXP, isolates and retrieves stem cells from bone marrow aspirate and its initial application is for the preparation of cells for regeneration of bone in spinal fusion procedures and tissues in cosmetic surgeries. The product is an automated, closed, sterile system that volume-reduces blood from bone marrow to a user-defined volume in 30 minutes, while retaining over 90% of the MNCs. Self-powered and microprocessor-controlled, the MXP contains flow control optical sensors that achieve precise separation. In June 2008, we received the CE-Mark, enabling commercial sales in Europe. In July 2008, we received authorization from the FDA to begin marketing the MXP in the U.S. for the preparation of cell concentrate from bone marrow.

•	The Res-Q product is also used for bone marrow stem cell processing. Launched in July 2009, the Res-Q can be used in a clinical laboratory or inter-operatively at the point of care. The technology is a next generation, centrifuge-based disposable device designed for the isolation and extraction of specific stem cell populations. Res-Q is a rapid, reliable, and easy-to-use product which achieves a higher recovery rate of stem cells from bone marrow. The key advantages of the Res-Q include (a) delivering a high number of target cells from a small sample of bone marrow, and (b) providing a disposable that is highly portable and packaged for the sterile field. These features allow the physician to process bone marrow and return the cells to the patient in as little as 15 minutes. As cell processing for regenerative medicine applications becomes more readily accepted, we believe the features and benefits of the Res-Q will position the product for broad-based adoption.

•	The BioArchive System is an automated cryogenic system used to cryopreserve and archive stem cells for future transplant and treatment. Launched in fiscal 1998, over 200 BioArchive Systems have been purchased by over 100 umbilical cord blood banks in over 33 countries to archive, cryopreserve and store stem cell preparations extracted from human placentas and umbilical cords for future use.

The BioArchive System is designed to store over 3,600 stem cell samples. It is the only fully-automated, commercially available system that integrates controlled-rate freezing, sample management and long term cryogenic storage in liquid nitrogen. The robotic storage and retrieval of these stem cell units improves cell viability, provides precise inventory management and minimizes the possibility of human error.

•	The ThermoLine™ product line includes the ultra-rapid plasma ThermoLine Freezer and ultra-rapid plasma ThermoLine Thawer. We offer two models of plasma freezers, which vary primarily by capacity and condenser type. The ThermoLine freezer optimizes plasma freezing through its unique liquid heat transfer and uniform freezing technologies that can freeze units of blood plasma in approximately 30 minutes. These products are suited for medium to large laboratories.

We also offer three models of blood component thawers which vary primarily by capacity. The product’s unique flexible membrane technology allows for a closed thawing system. These instruments can be used for rapid (less than 12 minute) homogeneous thawing of plasma and glycerolized frozen red blood cells.

•	The CryoSeal System is an automated system serving the wound market used to prepare an autologous hemostatic surgical sealant from a patient’s own blood or from a single donor in approximately one hour. We received a Premarket Approval (“PMA”) to market the CryoSeal in liver resection surgeries in July 2007. On June 16, 2010 we reached an agreement with Asahi in which Asahi paid us $1 million to provide CryoSeal products and clinical support services until such time as Asahi assumes manufacturing of the product line in Japan or December 31, 2012, whichever comes first. As part of the $1 million payment, we granted Asahi an option to acquire the CryoSeal product line, which may be exercised over the next five years.

Sales and Distribution Channels
During fiscal 2010, we significantly expanded our distribution channels to include more geographies, products and indications targeted by our products. This expansion took the form of new distributors, improvements to existing distribution agreements and further leveraging our channels by granting rights to distribute multiple products. See Item 1. Business/Business Overview.
The chart below outlines the distribution network for our products.

Product	Distributor	Region
AXP System	GEHC	U.S. and Canada, and approximately 30 countries throughout the world
	CEI	9 countries in Latin America
	Fenwal, Inc.	China, India, Japan
	Delrus	Russian Federation and CIS countries
	ThermoGenesis	All other countries
Res-Q System	Celling Technologies	• U.S. orthopedic indications: Exclusive
• Outside U.S. orthopedic indications: Non-exclusive
	GEHC	U.S. (except orthopedics), Canada and 19 European countries
	CEI	9 countries in Latin America for indications outside of orthopedics
	TotipotentSC	India, Malaysia and Thailand
BioArchive System	Fenwal, Inc.	China, India and Japan
	CEI	5 countries in Latin America
	Additional Distribution Network	10 Distributors covering over 30 countries
	ThermoGenesis	All other countries including U.S., Canada and Australia
MXP System	Celling Technologies	• U.S. orthopedic indications: Exclusive
• Outside U.S. orthopedic indications: Non-exclusive
	CEI	9 countries in Latin America for indications outside of orthopedics
	TotipotentSC	India, Malaysia and Thailand
	ThermoGenesis	All other countries

Our sales by geographic region are as follows for the years ended June 30:

	2010	2009	2008

U.S.	$13,827,000	$11,489,000	$12,901,000
Asia	4,303,000	3,544,000	2,125,000
Europe	3,117,000	2,510,000	5,565,000
South America	1,405,000	1,859,000	1,208,000
Other	436,000	397,000	147,000

	$23,088,000	$19,799,000	$21,946,000

Competition
Following are our major competitors, listed by each of our major products and disclosing the markets in which they currently distribute competing products.

Competitors/Markets	Area of Focus	Geographic Distribution
AXP
BioSafe/Sepax	• Processing of cord blood	• Direct in Europe, Asia Pacific and U.S.
BioE/Prepacyte-cb	• Modified manual processing of cord blood	• Worldwide via local distribution networks
MXP
BioSafe/Sepax	• Laboratory processing of bone marrow aspirate	• Direct in Europe, Asia Pacific and U.S.
COBE/Spectra	• Laboratory processing of bone marrow aspirate	• Worldwide
Ficoll/Paque	• Manual processing of bone marrow aspirate	• Worldwide distribution through GEHC
Res-Q
Harvest/SmartPReP	• Point of care and laboratory processing of bone marrow aspirate	• U.S distribution through Oteotech, India distribution through LifeCell, otherwise direct
BioMet/MarrowStem	• Point of care processing of bone marrow aspirate	• Direct
BioArchive
Chart	• Cryopreservation of cells and tissue	• Worldwide via local distribution networks
• BioRepository (Storage of cell lines, primarily in vials)
• BioPharma (Storage of drugs or vaccines, primarily in vials)
• Cord blood banks
Taylor Wharton	• Cryopreservation of cells and tissue.	• Worldwide via local distribution networks
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
There are two main types of stem cells: embryonic and adult. An embryonic stem cell is a primitive cell derived from a 5-day pre-implantation embryo that has the potential to become a cell from a wide variety of specialized cell types. Adult stem cells are found in human tissue and can renew and differentiate themselves to yield the major specialized cell types of that tissue. Adult stem cells are thought to reside in a specific area of each tissue where they may remain non-dividing for many years until they are activated by disease or tissue injury. Our current products address therapies with adult stem cells only. Initially, researchers’ greatest hope was for stem cells derived from embryos. However, while embryonic stem cell therapies may offer great promise, it is unlikely that embryonic stem cell treatments will be marketed for serious conditions for many years.
It is reported that stem cells can be found in umbilical cord blood, bone marrow, brain, peripheral blood, fat, blood vessels, amniotic fluid, skeletal muscle, skin, placenta, menstrual blood and liver. Our products have been used in cord blood and bone marrow applications. The technologies we are using for bone marrow also have application in PRP procedures. We are currently evaluating opportunities for our technology in the adipose (fat tissue) stem cell market.
Stem Cell Therapy
Adult stem cell research is primarily focused on the isolation, characterization, purity, plasticity and clinical uses of adult-derived, pluripotent stem cells from a variety of human tissues. There are two principal types of adult stem cells being investigated today for medical application: hematopoietic stem cell and mesenchymal stem cells. Hematopoietic adult stem cells are capable of restoring the ability of a patient’s bone marrow to produce healthy blood cells and are routinely used in the treatment of cancer. Mesenchymal stem cells are being intensively investigated for their ability to promote healing of tissues by modulation of inflammatory and immunologic responses and by promoting the growth of blood vessels in ischemic (blood restricted) tissues.
Stem cell therapies include:
•	Regenerating of bone marrow damaged by high-dose chemotherapy or radiation therapy used to treat patients with a variety of cancers such as leukemia and lymphoma;

•	Providing genetically healthy and functioning bone marrow to treat patients with more than 60 life threatening genetic diseases such as sickle cell anemia and immunodeficiency; and

•	Regenerating and repairing of tissue including the treatment of myocardial infarction, peripheral limb ischemia and non-union bone fractures.
Perhaps the most important potential application of human stem cells is the generation of cells and tissues that could be used for new regenerative medicine cell-based therapies. Today, donated organs and tissues are often used to replace ailing or destroyed tissue, but the need for transplantable tissues and organs far outweighs the available supply. Directed to differentiate into specific cell types, stem cells offer the possibility of a renewable source of replacement cells and tissues that could possibly treat conditions including spinal cord injury, stroke, burns, heart disease, diabetes, osteoarthritis, and rheumatoid arthritis.
Stem cell processing techniques are also capable of processing other cells including PRP for use in orthopedics, cardio, dental and sports-related therapies.
Clinical Evaluations
We have the following Clinical Evaluations underway:

	Product	Indication	Purpose	Status
Celling Technologies/ Spine Smith	Res-Q	Spinal Fusion	Full outcome, prospective 30 patient study, one year follow-up. Purpose of study is comparing the efficacy of three different concentrations of MNCs in spinal fusion	The study is ready to begin
TotipotentSC	Res-Q	Critical Limb Ischemia (“CLI”) /Peripheral Artery Disorder (“PAD”)	Pilot 15 patient limb salvage study, one year follow-up. Purpose is to establish Res-Q safety/efficacy for CLI	Study to start September 2010
UC Davis	Res-Q	Non-Union Fractures	30 patient study, one year follow-up, to establish efficacy for Non-union fractures	Study to start September 2010
Naples	MXP	CLI	30 patient study, one year follow-up to establish efficacy of bone marrow treatment for CLI	15 patients enrolled. 9 patients completed 2-injection treatment. 4 patients had six month evaluation.
Research and Development
Our research and development activities are focused principally on the development of new products that serve the regenerative medicine market and on significant upgrades to our existing products. Specific activities in fiscal 2010 included launching our Res-Q product for bone marrow applications and development of enhanced versions of our AXP device and companion disposable bag set. Activities planned for fiscal 2011 include evaluation of our current technologies for PRP, further completion of AXP second generation product enhancements and the development of a new BioArchive control box to avoid obsolescence issues. Research and development expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of new products and processes and to maintain the highest quality standards with respect to existing products. We have no customer-sponsored research and development expense.

Manufacturing
Our long-term manufacturing strategy is to utilize high quality, low cost contract manufacturers to provide the routine production of our products. The Company outsources the manufacture of the majority of our disposable products. During fiscal 2010, we added an in-house pilot manufacturing capability to ensure that initial production scale-up batches meet product requirements and manufacturability standards. Also, we completed the manufacturing transfer of all ThermoLine products to our contract manufacturer. Once the transfer was complete, we initiated cost reduction efforts in coordination with the contract manufacturer. We continue to manufacture or assemble all of our other instruments and medical devices. It is our intent to transition substantially all our device manufacturing to contract manufacturers over the next few years. In conjunction with our outsourcing efforts and the eventual divestiture of our surgical wound care business, we expect to streamline our supply chain and improve our order fulfillment process through vendor consolidation and third party logistics providers.
The majority of the raw materials used to produce the Company’s products are readily available from a variety of sources and, as such, the Company does not anticipate any shortage of supply. In the event it becomes necessary to obtain raw materials from a new supplier, we would first be required to qualify the quality systems and product of that alternative supplier.
Quality Strategy
Our quality strategy is now based on five key tenets:
•	Doing things right the first time;

•	Meeting customer expectations;

•	Continuous improvement;

•	Maintaining supplier controls; and

•	Ensuring quality by design.
We embrace the notion that quality must be a key component of everything we do. Our management and employees are measured and evaluated based on our quality performance. The foundation of our quality strategy is our “quality system.”
Our quality system is based on a process approach to quality management. Any activity that receives inputs and converts them to outputs is considered a quality process. We have identified and currently manage numerous linked processes. Often the output from one process directly forms the input to the next. Our quality system defines the parameters under which we conduct our business. The quality system embeds our quality policy and describes how we will consistently provide our customers with products and services that meet their expectations. Our quality system, and the obligations defined within it, is applicable to all our suppliers, operating facilities, and functions. The principles embodied in our quality system are viewed worldwide as a means of ensuring our products are produced in an acceptable manner.
Our quality system has been created to be harmonized with domestic and international standards and is focused to ensure it is appropriate for the specific devices we manufacture. Our corporate quality policies govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of all finished devices intended for human use. These requirements are intended to ensure that finished devices will be safe and effective and otherwise in compliance with the Federal Food, Drug, and Cosmetic Act administered by the FDA and the applicable rules of other governmental agencies.

We, as well as any contract manufacturers of our products, are subject to inspections by the FDA and other regulatory agencies for compliance with applicable regulations, codified in the Quality System Regulations (21 CFR 820) (“QSR”) which include requirements relating to manufacturing processes, extensive testing, control documentation and other quality assurance procedures. Our facilities have undergone International Organization of Standards (“ISO”) 13485:2003 and European Union Medical Device Directive (93/42/EEC) (“MDD”) inspections and we have obtained approval to CE-Mark our products. UL/CSA approval has also been obtained for our CryoSeal, BioArchive, MXP and AXP products. We have obtained the CE-Mark for the Res-Q product line. Failure to obtain or maintain necessary regulatory approvals to market our products would have a material adverse impact on our business.
Over the last year, we improved our design process to better satisfy customer requirements and bolster validation and verification of design outputs. We enhanced how we select and monitor our supplier base to ensure components and products meet all relevant specifications.
Regulatory Strategy
Our regulatory strategy is to be involved in selective clinical programs that can generate data that will help fuel adoption of our product offerings. We have a quality and regulatory compliance management system that complies with the requirements of the ISO 13485: 2003 standard, the FDA’s QSR, the European Union MDD, the Canadian Medical Device Regulations (“SOR 98-282”), and other applicable local, state, national and international regulations.
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
Class III Devices
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

Clinical trials involve the application of the medical device or biologic produced by the medical device to patients by a qualified medical investigator, after approval from an Institutional Review Board (“IRB”). Clinical trials are conducted in accordance with FDA Good Clinical Practice regulations, standards developed by the International Conference on Harmonization (“ICH”), and an approved study protocol that details the objectives of the study, the parameters to be used to monitor participant safety and effectiveness of the product, or other criteria to be evaluated. Each protocol is submitted to the FDA as part of the IDE and each clinical study is conducted only after the approval of the IRB. The IRB considers, among other things, ethical factors, the potential risks to subjects participating in the trial, and the possible liability of the institution. The IRB also approves the consent form signed by the study participants.
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
The combined results of product development, pre-clinical studies, and Phase III clinical studies are submitted to the FDA as a PMA for approval of the marketing and commercialization of the medical device in the U.S. The FDA may deny the approval of a PMA if applicable regulatory criteria are not satisfied or it may require additional clinical testing. Even if the appropriate data is submitted, the FDA may ultimately decide the PMA does not satisfy the criteria for approval. Product approvals, once obtained, may be withdrawn if compliance with regulatory standards is not maintained or if safety concerns arise after the product reaches the market. The FDA may require post-marketing testing and surveillance programs to monitor the effect of the medical devices that have been commercialized and has the power to prevent or limit future marketing of the product based on the results of such programs.
Class II Devices
Several of our medical devices, such as the BioArchive and AXP are categorized as Class II. These devices have a lower potential safety risk to the patient, user, or caregiver. A PMA submission is not a requirement for these devices. A similar (but simpler and shorter) process of premarket notification, known as a 510(k) submission, is required to demonstrate that the device is as safe and effective as a substantially equivalent medical device that has been legally marketed in the U.S. prior to May 29, 1976. Once the FDA has notified the Company that the product file has been cleared, the medical device may be marketed and distributed in the U.S.
Class I Devices
Some of our products, such as MXP and Res-Q that have minimal risk to the intended user are deemed by the FDA as being exempt from FDA approval or clearance processes. While submissions to the Agency are not a requirement for these Class I (low risk) devices, compliance with the QSR is still mandated.
Other U.S. Regulatory Information
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
In February of 2008, the Company initiated a voluntary recall for its AXP processing bag sets. The product was recalled as a result of the omission of endotoxin testing during lot release testing. The

Company developed a process, with the approval of the FDA and other regulatory agencies, to assess each manufactured lot and perform the appropriate testing. To date, all but one lot have been “reconditioned” through the testing process and samples remain to be obtained for the final lot before the recall can be completed and closed. Although this recall remains open a recall closure request has been submitted to the FDA. FDA response to our recall closure request is pending.
Each manufacturing establishment must be registered with the FDA and is subject to a biennial inspection for compliance with the Federal Food, Drug, and Cosmetic Act and the QSRs. In addition, each manufacturing establishment in California must be registered with the California State Food and Drug Branch of the California Department of Public Health and be subject to an annual inspection by the State of California for compliance with the applicable state regulations. Companies are also subject to various environmental laws and regulations, both within and outside the U.S. Our operations involve the use of substances regulated under environmental laws, primarily manufacturing and sterilization processes. Workplace safety, hazardous material, and controlled substances regulations also govern our activities. The Company has a California Environmental Protection Agency Identification number for the disposal of biohazardous waste from its research and development biological lab.
International Regulatory Requirements
Internationally, we are required to comply with a multitude of other regulatory requirements. To legally market our medical devices in Canada, for example, we fall under the auspices of Health Canada and the Canadian Medical Device Regulations. Health Canada reviews medical devices to assess their safety, effectiveness, and quality before allowing them to be authorized for sale in Canada. The Therapeutic Products Directorate (“TPD”) undertakes a variety of activities, including the promulgation of policies and regulations to support its role as the federal regulatory authority for the sale of medical devices in Canada. In Canada, manufacturers must receive a medical device license for certain health products defined as a “device” under the Canadian Food and Drugs Act before they can be sold on the Canadian market. To determine which devices need a license, medical devices are categorized based on the risks associated with their use. Prior to selling a device in Canada, manufacturers of Class II, III and IV devices must obtain a medical device license. Although Class I devices do not require a license, manufacturers, distributors, and importers are required to obtain an establishment license. Health Canada requires medical device manufacturers to use a quality system certificate as evidence of compliance to the appropriate regulatory quality system requirement and Health Canada will only accept quality system certificates that have been issued by special third party recognized auditing organizations (registrars) under the Canadian Medical Devices Conformity Assessment System (“CMDCAS”). The Medical Devices Regulations require class II, III and IV medical devices to be designed and/or manufactured under ISO 13485:2003.
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
To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they can be granted approval (known as “shonin”). The Japanese government, through the Ministry of Health, Labor, and Welfare (“MHLW”) regulates medical devices under the Pharmaceutical Affairs Law (“PAL”).

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
Licenses and Distribution Rights
Asahi
In June 2010, the Company and Asahi entered into an amendment (the “Amendment”) of their Distribution and License Agreement, originally effective March 28, 2005. Under the terms of the Amendment, Asahi will obtain exclusive rights to distribute the CryoSeal System (“Products”) in South Korea, North Korea, Taiwan, the Peoples Republic of China, the Philippines, Thailand, Singapore, India and Malaysia. These rights shall include the exclusive right to market, distribute and sell the processing disposables and Thrombin Reagent for production of thrombin in a stand alone product. The Company will provide support to Asahi in the form of maintaining manufacturing capabilities of the CryoSeal System products until the earlier of when Asahi receives regulatory approval from the MHLW or December 31, 2012, upon which the Company shall have no further obligation to manufacture the Products. Asahi shall continue to have the right to manufacture such Products in Japan and shall additionally have a non-exclusive right to manufacture such Products outside of Japan and would make royalty payments to the Company for Products it manufactures and sells. The Amendment extends the agreement eight years with automatic one year renewals. Asahi paid us a $1,000,000 license fee, of which $400,000 is refundable if the Company fails to provide technical support or maintain manufacturing capabilities as specified in the Amendment.
In connection with the above-described Amendment, the Company and Asahi also entered into an Option Agreement (“Option Agreement”). Under the terms of the Option Agreement, the Company granted Asahi an option to purchase certain intellectual property rights of the Company related to the CryoSeal System, including, but not limited to, patents and patent applications, FDA-PMA ownership relating to the products and certain related contracts and contractual relationships. Asahi may exercise the Option Agreement at any time after the effective date of the Amendment, but no later than the earlier of the fifth anniversary of the Amendment or 90 days after receiving regulatory approval from the MHLW.

Cord Blood Registry Systems, Inc. (“CBR”)
In June 2010, the Company and CBR entered into a License and Escrow Agreement as a method to provide assurances to CBR of continuity of product delivery and manufacturing for CBR’s business, and to alleviate concerns about long term supply risk. We are the sole provider for CBR of devices and disposables used in the processing of cord blood samples in CBR’s operations. Under the agreement, the Company granted CBR a non-exclusive, royalty-free license to certain intellectual property necessary for the potential manufacture and supply of AXP devices and certain AXP disposables. The license is for the sole and limited purpose of manufacturing and supplying the AXP and related disposables for use by CBR. The licensed intellectual property will be maintained in escrow and will be released to and used by CBR if and only if the Company defaults under the Agreement. Default occurs if the Company (1) fails to meet certain positive cash flow metrics for each rolling quarterly measurement period beginning December 31, 2010, except where the following two measures are met, (2) failure to meet cash balance and short-term investments of at least $6 million at the end of any given month, or (3) failure to meet a quick ratio of 2 to 1 at the end of any given month.
GEHC
In May 2010, the Company and GEHC signed a non-exclusive distribution agreement for the Res-Q System. Under the agreement, GEHC has the right to distribute the Res-Q in the U.S. excluding orthopedic indications, Canada and 19 European countries. The agreement has a two and a half year term, with automatic one year renewals, unless terminated by either party with six months advance notice. The Agreement provides for a price reduction mechanism should the Company fail to meet certain product quality and delivery metrics.
In January 2010, the Company and GEHC also signed an amendment (the “Amendment”) of their Amended and Restated International Distribution Agreement, effective February 1, 2010. Under the terms of the Amendment, the initial term runs through July 31, 2012, GEHC will continue to distribute the AXP product line in the United States, Canada and approximately 30 countries throughout the world, excluding certain countries in Latin America, Asia, CIS, Eastern Europe and the Middle East. The parties will implement a joint operating committee to oversee, review and coordinate marketing and sales activities and performance of the parties. GEHC will provide incremental funding for marketing support and market research beyond its previous commitments. The Amendment provides incentives for both parties related to sales success, product quality and delivery. The Amendment will automatically renew for one year terms unless terminated at least six months prior to the end of the then current term. Under the original agreement, signed October 13, 2005, the Company received fees for the rights granted under the agreement. The amounts received are being recognized as revenue on the straight-line method over the initial five year term of the contract.
Fenwal
In March 2010, the Company and Fenwal, Inc. signed a five year distribution agreement. Under the agreement, Fenwal will have exclusive rights to market and distribute the AXP System and BioArchive System for use in cord blood processing and storage in China, India and Japan.
Celling Technology
In September 2008, the Company and Celling Technology signed a distribution agreement for the Company’s MXP and Res-Q product lines. The distribution rights are for the field of use in orthopedic intraoperative or point of care applications. The five year agreement provides Celling with an initial two year period of exclusive distribution rights in the U.S. and non-exclusive distribution rights throughout the rest of the world, excluding Central and South America, Russia and certain Eastern European countries. The exclusivity period and field of use may be extended under certain circumstances. The parties amended the agreement on July 29, 2009 to provide shared funding for clinical studies to demonstrate the clinical effectiveness of the products in orthopedic applications.

CBR
On August 22, 2006, the Company announced that GEHC and CBR, the world’s largest family cord blood bank, signed a multi-year contract to supply CBR with the Company’s AXP Platform and disposables. In conjunction with this agreement, the Company signed a Product Development and Supply Assurance Agreement with CBR which assures the supply of AXP products for a 15 year period. This agreement also initiates the development of an advanced cord blood stem cell container.
Biomet
In July 2006, the Company entered into a Product Development and Supply Agreement with Biomet. Under the development phase of this agreement, Biomet paid the Company $1.1 million in milestone payments to develop a fibrinogen concentration kit. The Company will grant intellectual property license rights to Biomet and its affiliates to manufacture, use and sell the product for use in surgical hemostats, graft delivery systems and surgeries. The Company has the right of first offer to manufacture the product; and if the Company does not manufacture the product, Biomet will pay a royalty. The agreement has a term of five years.
New York Blood Center (“NYBC”)/Pall Medical
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
Backlog
Our backlog was $600,000 and $500,000 as of June 30, 2010 and 2009, respectively. Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge. Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.
Employees
As of June 30, 2010, the Company had 76 employees, 31 of whom were engaged in manufacturing and quality control, 19 in research and new product development, regulatory affairs, clinical and scientific affairs, 12 in sales, marketing and customer service, and 14 in administration. The Company also utilizes temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage.

FOREIGN SALES AND OPERATIONS
For fiscal year 2010, foreign sales were $9,261,000 or 40% of net revenues. For fiscal year 2009, foreign sales were $8,310,000 or 42% of net revenues. For fiscal year 2008, foreign sales were $9,045,000 or 41% of net revenues.
Our second-source bag set supplier manufactures the AXP bag sets in Costa Rica.
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
Risks Related to Our Business
Our New Products Are at Initial Market Introduction, and We Are Not Sure the Market Will Accept Them. The market acceptance of our new products will depend upon the medical community and third-party payers accepting the products as clinically useful, reliable, accurate, and cost effective compared to existing and future products or procedures. Market acceptance will also depend on our ability to adequately train technicians on how to use the MXP and Res-Q Systems and future products. Even if our new products are released for sale, their use may not be recommended by the medical profession or hospitals unless acceptable reimbursement from healthcare and third party payers is available. Failure of these new products to achieve significant market share could have material adverse effects on our long term business, financial condition, and results of operation.
A Significant Portion of our Revenue is Derived from Customers in Foreign Countries. We may Lose Revenues, Market Share, and Profits due to Exchange Rate Fluctuations, Political and Economic Changes related to our Foreign Business. In the year ended June 30, 2010, sales to customers in foreign countries comprised approximately 40% of our revenues. This compares to 42% in fiscal 2009. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial position and results.

Outcomes of Pending or Future Clinical Trials May be Negative and the Regenerative Medicine Market May not Expand, or May Not Expand in the Areas Targeted by our Products. The marketing and sales of new products may depend on successful clinical trial outcomes in the regenerative medicine areas targeted by our products and the approval of regulators. Clinical trials also represent a significant expenditure of resources. Negative clinical trial results in connection with our products or in the areas targeted by the Company could negatively impact regulatory approval or market acceptance of our products. Failure to attain successful clinical trials, to obtain regulatory approval, or to target areas with successful clinical trials could have material adverse effects on our long term business, financial condition, and results of operation
Risks Related to Our Operations
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
Any Failure to Achieve and Maintain the High Design and Manufacturing Standards that our Products Require may Seriously Harm our Business. Our products require precise, high-quality manufacturing. Achieving precision and quality control requires skill and diligence by our personnel as well as our vendors. Our failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, design defects or component failures, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Additionally, the large amount of AXP disposable inventory certain distributors and end-users maintain may delay the identification of a manufacturing error and expand the financial impact. A manufacturing error or defect, or previously undetected design defect, or uncorrected impurity or variation in a raw material component, either unknown or undetected, could affect the product. Despite our very high manufacturing standards, we cannot completely eliminate the risk of errors, defects or failures. If we or our vendors are unable to manufacture our products in accordance with necessary quality standards, our business and results of operations may be negatively affected.
We are Dependent on our Suppliers and Manufacturers to Meet Existing Regulations. Certain of our suppliers and manufacturers are subject to heavy government regulations, including FDA QSR compliance, in the operation of their facilities, products and manufacturing processes. Any adverse action by the FDA against our suppliers or manufacturers could delay supply or manufacture of component products required to be integrated or sold with our products. There are no assurances we will be successful in locating an alternative supplier or manufacturer to meet product shipment or launch deadlines. As a result, our sales, contractual commitments and financial forecasts may be significantly affected by any such delays.

Dependence on Suppliers for Disposable Products and Custom Components May Impact the Production Schedule. The Company obtains certain disposable products and custom components from a limited number of suppliers. If the supplier raises the price or discontinues production, the Company may have to find another qualified supplier to provide the item or re-engineer the item. In the event that it becomes necessary for us to find another supplier, we would first be required to qualify the quality assurance systems and product quality of that alternative supplier. Any operational issues with re-engineering or the alternative qualified supplier may impact the production schedule, therefore delaying revenues, and this may cause the cost of disposables or key components to increase.
Our Products May Be Subject to Product Recalls which May Harm Our Reputation and Divert Our Managerial and Financial Resources. The FDA and similar governmental authorities in other countries have the authority to order the mandatory recall of our products or order their removal from the market if the governmental entity finds our products might cause adverse health consequences or death. The FDA may also seize product or prevent further distribution. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects (including labeling defects). In the past we have initiated voluntary recalls of some of our products and we could do so in the future. Any recall of our products may harm our reputation with customers, divert managerial and financial resources and negatively impact our profitability.
Quality Problems with our Products or Processes could Harm our Reputation for Producing High Quality Products and Decrease our Future Revenues. Quality is extremely important to us and to our customers due to the consequences of product failure. Our quality certifications and product performance during evaluations and validations are critical to the marketing success of our products. If we fail to meet our customer’s quality standards our reputation could be damaged. We could lose current and potential customers and our future revenues could decline as a result.
All of our Operations are Conducted at a Single Location. Any Disruption at our Facility could Delay Revenues or Increase our Expenses. All of our operations are conducted at a single location although we contract the manufacturing of certain devices, disposables and components. We take precautions to safeguard our facility, through insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster, such as a fire, flood or earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, and other natural disasters may not be adequate to cover our losses in any particular case.
We are Heavily Reliant on a Single Distributor to Market and Sell our AXP Products. GEHC is the primary distributor of the AXP Platform. We have limited control over their sales and marketing efforts for these products. Although we have added distributors in other territories, we must manage our distribution network effectively. Since the AXP Platform products are a significant portion of our revenues and projected revenue growth, a delay or failure by our distributor to successfully market these products may decrease our future revenues and competitive advantage.
We are Heavily Reliant on a Single Distributor to Market and Sell our MXP and Res-Q Products. Currently, Celling Technologies is the primary distributor of our MXP and Res-Q products. For orthopedic applications, Celling Technologies has exclusive distribution rights in the U.S. and non-exclusive rights in the rest of the world. Although we have added distributors in other territories and for other indications, we must manage our distribution network effectively to gain additional revenue and gross profit. We have limited control over our distributor’s sales and marketing efforts for these products. A delay or failure by our distributors to successfully market these products may decrease our revenues and competitive advantage.

Our Business is Indirectly Subject to Customer and Distributor Inventory Requirements and Continuity of Inventory Purchasing. Our end user customers may have separate agreements with our distributors that require them to hold a certain level of inventory. Similarly, other customers have historically purchased ahead of their utilization to insure growth within their business, particularly for the processing of stem cells. Given the tightening of credit and other financial constraints, including possible downturns in collection and processing for cord blood, our customers could reduce the amount of inventory levels our distributors hold, or which they hold internally in lieu of new purchases. If that were to occur, sales of our products could decline significantly, which would have a material adverse effect on our financial performance in any period where such events occur.
Failure to Meet the Quality and Delivery Metrics specified in the GEHC Distribution Agreements could Decrease our Revenues. Under the AXP and Res-Q distribution agreements with GEHC, if we fail to meet certain quality and delivery metrics, the price paid by GEHC will be reduced in the following quarter. If this were to occur, our revenues would be negatively impacted.
Failure to Meet Certain Financial Covenants could Decrease our AXP Revenues. Under the CBR license and escrow agreement, if we fail to meet certain financial covenants, CBR may take possession of the escrowed intellectual property and initiate manufacturing of the AXP device and disposables for their own use. If this were to occur, our revenues would be negatively impacted.
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
Risks Related to Operating Results and Financial Markets
We Have Incurred Net Losses since Our Inception and Losses May Continue. Except for net income of $11,000 for fiscal 1994, we have not been profitable since our inception. For the fiscal year ended June 30, 2010, we had a net loss of $5,193,000 and an accumulated deficit at June 30, 2010, of $103,552,000. We will continue to incur significant costs as we develop and market our current products and related applications. Although we are executing on our business plan to develop and market launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales.
We May Need to Raise Additional Capital in the Future to Fund Our Operations. We May be Unable to Raise Funds When Needed or on Acceptable Terms. During the year ended June 30, 2010, our operating activities used cash of $4,428,000. As of June 30, 2010, we had a cash balance of $10,731,000. Based on our cash balance, historical trends, planned cost reductions and future revenue projections, we believe our current funds are sufficient to provide for our projected needs to maintain operations and working capital requirements for at least the next 12 months. However, if actual sales do not meet expectations, or product development, marketing and production costs increase significantly, we may need to seek additional financing beyond the next 12 months. We may also raise money for strategic initiatives which may be dilutive. Any additional equity financings may be dilutive to our existing stockholders.
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
Risks Related to Our Industry
Our Business is Heavily Regulated, Resulting in Increased Costs of Operations and Delays in Product Sales. Many of our products require FDA approval or clearance to sell in the U.S. and will require approvals from comparable agencies to sell in foreign countries. These authorizations may limit the U.S. or foreign markets in which our products may be sold. Although the majority of our products related to freezing blood components are currently exempt from the requirement to file a 510(k) or PMA, that situation may change in the future if the FDA moves to regulate cell therapy products. In anticipation of possible future regulation by the FDA, the Company has filed, and is maintaining, a Master File on the BioArchive System and the AXP Platform. However, currently the BioArchive, AXP, and the ThermoLine products are being marketed and sold worldwide. Further, our products must be manufactured under principles of our quality system for continued CE-Marking so they can continue to be marketed and sold in Europe. These principles are similar to the QSR of both the FDA and California Department of Public Health. Failure to comply with or inappropriately interpret these quality system requirements and regulations may subject the Company to delays in production while it corrects deficiencies found by the FDA, the State of California, or the Company’s Notifying Body as a result of any audit of our quality system. If we are found to be out of compliance, we could receive a Warning Letter or an untitled letter from the FDA or even be temporarily shut down in manufacturing while the non-conformances are rectified. The FDA may also invalidate our PMA if appropriate regulations relative to the PMA product are not met. The Notified Bodies may elect to not renew CE-Mark certification. Any of these events would negatively impact our revenues and costs of operations.
Future Regulatory Changes May Affect Our Business. On August 3, 2010, the FDA released for public comment two internal working group reports with numerous recommendations (1) to improve the 510(k) process, and (2) to utilize science in regulatory decision making in ways that encourage innovation yet maintain predictability. Comments are due in 60 days and the FDA is targeting the implementation of or setting timelines for the implementation of “non-controversial” recommendations by the end of the year. At the same time, the FDA acknowledges that the recommendations are preliminary and no decisions have been made on specific changes to pursue. Nevertheless, we anticipate significant changes will result in the way 510(k) programs will operate and the data requirements, including clinical data, to obtain 510(k) clearance or PMA approval. We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances or PMA approvals in a timely manner or the effect on our business.
Competition in Our Industry is Intense and Will Likely Involve Companies with Greater Resources than We Have. We hope to develop a competitive advantage in the medical applications of our products, but there are many competitors that are substantially larger and possess greater financial resources and more personnel than we do. Our current principal market is cord blood banks, and with regards to the BioArchive System and AXP Platform, numerous larger and better-financed medical device manufacturers may choose to enter this market as it develops.
Influence By the Government and Insurance Companies May Adversely Impact Sales of Our Products. Our business may be materially affected by continuing efforts by government, third party payers such as Medicare, Medicaid, and private health insurance plans, to reduce the costs of healthcare. For example, in certain foreign markets the pricing and profit margins of certain healthcare products are subject to government controls. In addition, increasing emphasis on managed care in the U.S. will continue to place pressure on the pricing of healthcare products. As a result, continuing efforts to contain healthcare costs may result in reduced sales or price reductions for our products. To date, we are not aware of any direct impact on our pricing or product sales due to such efforts by governments to contain healthcare costs, and we do not anticipate any impact in the near future.
Product Liability and Uninsured Risks May Adversely Affect the Continuing Operations. We operate in an industry susceptible to significant product liability claims. We may be liable if any of our products cause injury, illness, or death. These claims may be brought by individuals seeking relief or by groups seeking to represent a class. We also may be required to recall certain of our products should they become damaged or if they are defective. We are not aware of any material product liability claims against us. However, product liability claims may be asserted against us in the future based on events we are not aware of at the present time. We maintain a general liability policy that includes product liability coverage of $1,000,000 per occurrence and $2,000,000 per year in the aggregate. However, a product liability claim against us could have a material adverse effect on our business or future financial condition.

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
If our revenues or operating results fall below the expectations of securities analysts and investors, the price of our common stock would likely decline. In the last few years, the stock market experienced extreme price and volume fluctuations due to the unprecedented turmoil and upheaval of the credit markets and the financial services industry, which have particularly affected the market prices for emerging biotechnology and medical device companies, and has adversely affected the market price of our common stock.
If the Price of our Common Stock Does Not Meet the Requirements of the NASDAQ Capital Market Stock Exchange (“NASDAQ”), Our Shares may be Delisted. Our Ability to Publicly or Privately Sell Equity Securities and the Liquidity of Our Common Stock Could be Adversely Affected if We Are Delisted. One of the requirements for continued listing on NASDAQ requires a company’s minimum bid price to be above $1.00 per share. On August 9, 2010, our Board of Directors declared a one for four reverse stock split effective at the close of business on August 26, 2010 which resulted in a $2.08 per share stock price. If our share price falls below $1.00 for 30 days, our shares may be delisted or the Company may have to take other action to avoid delisting. Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.
We Do Not Pay Cash Dividends. We have never paid any cash dividends on our common stock and may not pay cash dividends in the future. Instead, we intend to apply earnings to the expansion and development of our business. Thus, the liquidity of your investment is dependent upon your ability to sell stock at an acceptable price. The price can go down as well as up and may limit your ability to realize any value from your investment, including the initial purchase price.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company leases a facility with approximately 28,000 square feet of space located in Rancho Cordova, California. Approximately 50% of the facility is devoted to warehouse space and manufacturing of products, including 500 square feet for a clean room. The other 50% is comprised of office space, a biologics lab and a Research and Development lab. Under the current amendment, the lease expires in October 2016.

The Company leases a second facility with approximately 14,000 square feet. The two facilities are located in the same commercial complex. Approximately 30% of the second facility is devoted to warehouse space. The remaining 70% is comprised of office space. The lease expires in March 2012. Under the terms of the lease, on July 22, 2010 the Company gave a “Notice to Vacate” in 180 days or January 21, 2011.
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
ITEM 4. [Removed and Reserved]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company’s common stock, $0.001 par value, is traded on NASDAQ under the symbol KOOL. At the close of business on August 26, 2010, we effected a 1-for-4 reverse split of our common stock. The following table sets forth the range of high and low bid prices for the Company’s common stock for the past two fiscal years as reported by NASDAQ. All amounts in the table have been adjusted to give effect to the reverse stock split.

Fiscal 2010	High	Low

First Quarter (Sep. 30)	$2.92	$2.16
Second Quarter (Dec. 31)	$2.80	$2.24
Third Quarter (Mar. 31)	$3.08	$2.04
Fourth Quarter (June 30)	$3.20	$1.84

Fiscal 2009	High	Low
First Quarter (Sep. 30)	$7.36	$4.68
Second Quarter (Dec. 31)	$5.12	$1.24
Third Quarter (Mar. 31)	$3.36	$1.60
Fourth Quarter (June 30)	$3.08	$2.04
The Company has not paid cash dividends on its common stock and does not intend to pay a cash dividend in the foreseeable future. There were approximately 271 stockholders of record on June 30, 2010 (not including street name holders).

The following graph compares the performance of the Company’s common stock during the period June 30, 2005 to June 30, 2010, with the NASDAQ Stock Market Index and the Company’s peer group of NASDAQ stocks:
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ThermoGenesis Corp., the NASDAQ Composite Index
and a Peer Group

	6/05	6/06	6/07	6/08	6/09	6/10

ThermoGenesis Corp.	100.00	94.71	63.45	32.18	14.48	11.19
NASDAQ Composite	100.00	107.08	130.99	114.02	90.79	105.54
Peer Group	100.00	120.33	146.76	149.27	105.83	134.27

ITEM 6.	SELECTED FINANCIAL DATA
ThermoGenesis Corp.
Five-Year Review of Selected Financial Data

	Year Ended June 30,
Summary of Operations	2010	2009	2008	2007	2006
Net revenues	$23,088,000	$19,799,000	$21,946,000	$16,751,000	$12,048,000

Cost of revenues	(15,643,000)	(14,106,000)	(14,976,000)	(11,554,000)	(7,705,000)

Gross profit	7,445,000	5,693,000	6,970,000	5,197,000	4,343,000

Selling, general and administration	(7,686,000)	(9,249,000)	(10,165,000)	(9,630,000)	(7,156,000)
Research and development	(5,013,000)	(5,222,000)	(7,172,000)	(4,108,000)	(4,157,000)
Interest and other income, net	61,000	228,000	1,186,000	1,765,000	828,000

Net loss	($5,193,000)	($8,550,000)	($9,181,000)	($6,776,000)	($6,142,000)

Per share data:
Basic and diluted net loss per common share	($0.37)	($0.61)	($0.66)	($0.49)	($0.50)

Balance Sheet Data	2010	2009	2008	2007	2006

Cash, cash equivalents and short term investments	$10,731,000	$15,631,000	$25,287,000	$33,379,000	$38,999,000

Working capital	$16,587,000	$20,923,000	$29,978,000	$37,759,000	$42,342,000

Total assets	$24,030,000	$27,655,000	$38,282,000	$43,790,000	$47,603,000

Total liabilities	$6,251,000	$5,201,000	$7,757,000	$5,978,000	$5,631,000

Total stockholders’ equity	$17,779,000	$22,454,000	$30,525,000	$37,812,000	$41,972,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CERTAIN STATEMENTS CONTAINED IN THIS SECTION AND OTHER PARTS OF THIS REPORT ON FORM 10-K WHICH ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY’S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE PROJECTED RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT AFFECT ACTUAL RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1A “RISK FACTORS” AND OTHER FACTORS IDENTIFIED FROM TIME TO TIME IN THE COMPANY’S REPORTS FILED WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.
The following discussion should be read in conjunction with the Company’s consolidated financial statements contained in this report.

(a) Overview
ThermoGenesis designs, develops, and sells medical products that enable the practice of regenerative medicine. The Company was founded in 1986 and is located in Rancho Cordova, California. Our products automate the volume reduction and cryopreservation process of adult stem cell concentrates from cord blood and bone marrow for use in laboratory and point of care settings. Our growth strategy is to expand our offerings in regenerative medicine and partner with other pioneers in the stem cell arena to accelerate our worldwide penetration in this potentially explosive market.
Recent Significant Event
On August 11, 2010, we announced that our board of directors had approved a 1-for-4 reverse stock split of our common stock, pursuant to previously obtained stockholder authorization. The reverse stock split, which became effective at the close of business on August 26, 2010, reduced the number of shares of our common stock issued and outstanding from approximately 56.1 million to approximately 14 million. All share and per share amounts herein are presented on a post-reverse-split basis.
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
Stock-Based Compensation:
The Company calculates stock-based compensation on the date of the grant using the Black Scholes-Merton option-pricing formula. The compensation expense is then amortized over the vesting period. The Company uses the Black-Scholes-Merton option-pricing formula in determining the fair value of the Company’s options at the grant date and applies judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option. The Company’s estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to record additional compensation or income tax expense, which could have a material impact on the Company’s financial position and results of operations.
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

The Company’s sales are generally through distributors. There is no right of return provided for distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue primarily on the sell-in method with its distributors.
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
Results of Operations for the Year Ended June 30, 2010 as Compared to the Year Ended June 30, 2009
Net Revenues:
Net revenues for the year ended June 30, 2010 were $23,088,000 compared to $19,799,000 for the year ended June 30, 2009, an increase of $3,289,000 or 17%. Our increase in revenues is primarily due to an increase in disposable revenues across all product lines of $3,713,000. This increase in disposable revenue was partially offset by a decrease in ThermoLine revenues of $745,000.
Sales analysis for the year ending June 30:

		Percentage		Percentage
	2010	of Revenues	2009	of Revenues

Disposable revenues:
AXP	$8,880,000		$6,387,000
BioArchive	4,152,000		3,766,000
MXP/Res-Q	759,000		144,000
CryoSeal	516,000		297,000

	14,307,000	62%	10,594,000	54%
Non-disposable revenues:
BioArchive	4,267,000	18%	4,262,000	22%
ThermoLine	1,616,000	7%	2,361,000	12%
AXP/MXP/Res-Q	743,000	4%	722,000	4%
CryoSeal	67,000	—	37,000	—
Milestone payments and license fees	687,000	3%	676,000	3%
Other	1,401,000	6%	1,147,000	5%

Total Company revenues	$23,088,000	100%	$19,799,000	100%

The following represents the Company’s cumulative BioArchive System placements in the following geographies:

	June 30,
	2010	2009
Asia	74	64
United States	51	49
Europe	57	51
Rest of World	41	38

	223	202

Gross Profit:
The Company’s gross profit was $7,445,000 or 32% of net revenues for the year ended June 30, 2010, as compared to $5,693,000 or 29% for the year ended June 30, 2009. The higher gross profit was primarily due to increases in inventory reserves and write-offs of obsolete inventory in fiscal 2009. There was a net release of inventory reserves in fiscal 2010 of $270,000 as CryoSeal device and disposable sales were higher than previously estimated. This was offset by higher warranty costs associated with the BioArchive device and AXP disposable.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $7,686,000 for the year ended June 30, 2010, compared to $9,249,000 for the year ended June 30, 2009, a decrease of $1,563,000 or 17%. The decrease is primarily due to a decrease in severance expense of $550,000 which related to the severance accruals in fiscal 2009 for the Company’s former Chief Executive Officer and vice presidents of sales and marketing, lower salaries and benefits of $315,000, lower labeling/translation costs of $300,000 and lower board of director and committee fees of $150,000.
Research and Development Expenses:
Research and development expenses for the year ended June 30, 2010 were $5,013,000 compared to $5,222,000 for fiscal 2009, a decrease of $209,000 or 4%. The decrease is primarily due to a reduction of costs associated with the Vantus subsidiary during the six months ended December 31, 2008 of $290,000.
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

	June 30,
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

Research and Development Expenses:
Research and development expenses for the year ended June 30, 2009 were $5,222,000 compared to $7,172,000 for fiscal 2008, a decrease of $1,950,000 or 27%. The decrease is primarily due to a decrease in stock compensation expense of $1,230,000 as the restricted stock awarded to the company’s former Chief Technology Architect (“CTA”) fully vested in April 2008, a decrease of $330,000 in expenses associated with the Vantus subsidiary which was formed in February 2008 and a reduction of $460,000 of expenses for new product development.
(c) Liquidity and Capital Resources
At June 30, 2010, the Company had a cash balance of $10,731,000 and working capital of $16,587,000. This compares to a cash, cash equivalents, and short-term investments balance of $15,631,000 and working capital of $20,923,000 at June 30, 2009. The cash was used to fund operations and other cash needs of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $108 million, net of expenses, through common and preferred stock financings and option and warrant exercises.
Net cash used in operating activities for the year ended June 30, 2010 was $4,428,000, primarily due to the net loss of $5,193,000, offset by depreciation and stock-based compensation expense of $492,000 and $518,000, respectively. Accounts receivable used $1,797,000 in cash due to the growth in revenues in the fourth quarter of fiscal 2010. Other liabilities generated $1,156,000 in cash due to the $1,000,000 license payment from Asahi. Investing activities generated $8,508,000 of cash primarily due to short-term investments maturing.
We believe our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. We have reduced expenses without sacrificing development plans we consider essential to our near-term revenue growth and do not anticipate we will have to seek additional debt or equity capital. Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control. Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.
The Company generally does not require extensive capital equipment to produce or sell its current products. In fiscal 2008, the Company spent $514,000 for development of the Company’s website, laboratory equipment and manufacturing equipment. In fiscal 2009, the Company spent $1,008,000 for quality system software, centrifuges to be placed at MXP customer sites, tooling for new products or additional vendors and computer equipment. In fiscal 2010, the Company spent $470,000 for centrifuges to be placed at MXP customer sites, tooling for new products or additional vendors and quality system software.
During the fiscal year ended June 30, 2010, revenues from one significant customer, GEHC, totaled $9,890,000 or 43% of net revenues. During the fiscal year ended June 30, 2009, revenues from one significant customer, GEHC, totaled $7,735,000 or 39% of net revenues. During the fiscal year ended June 30, 2008, revenues from one significant customer, GEHC, totaled $13,310,000 or 61% of net revenues.
At June 30, 2010, the Company had one customer that individually accounted for 42% of accounts receivable. At June 30, 2009, the Company had two customers that individually accounted for 43% and 19% of accounts receivable.

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
The Company has no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices.
Our exposure to interest rate risk at June 30, 2010, is related to the investment of our excess cash into highly liquid, short-term financial investments. We invest in money market funds in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. We do not hold auction-rate or mortgage-backed securities. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, and Executive Vice President, Chief Operating Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2010.
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
The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, which appears on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ThermoGenesis Corp.
We have audited ThermoGenesis Corp.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ThermoGenesis Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, ThermoGenesis Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ThermoGenesis Corp. as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010 and the financial statement schedule listed in the Index of Item 15(a)(2) and our report dated September 14, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California
September 14, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ThermoGenesis Corp.
We have audited the accompanying consolidated balance sheets of ThermoGenesis Corp. as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThermoGenesis Corp. at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ThermoGenesis Corp.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California
September 14, 2010

ThermoGenesis Corp.
Consolidated Balance Sheets

	June 30, 2010	June 30, 2009
ASSETS

Current assets:
Cash and cash equivalents	$10,731,000	$6,655,000
Short-term investments	—	8,976,000
Accounts receivable, net of allowance for doubtful accounts of $34,000 ($26,000 at June 30, 2009)	6,095,000	4,235,000
Inventories	5,034,000	5,233,000
Prepaid expenses and other current assets	301,000	662,000

Total current assets	22,161,000	25,761,000

Equipment at cost less accumulated depreciation of $3,241,000 ($3,316,000 at June 30, 2009)	1,701,000	1,784,000
Other assets	168,000	110,000

	$24,030,000	$27,655,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,383,000	$1,781,000
Accrued payroll and related expenses	309,000	881,000
Deferred revenue	854,000	850,000
Other current liabilities	2,028,000	1,326,000

Total current liabilities	5,574,000	4,838,000

Deferred revenue	227,000	363,000
Other non-current liabilities	450,000	—

Commitments and contingencies (Footnote 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized	—	—

Common stock, $0.001 par value; 80,000,000 shares authorized; 14,023,240 issued and outstanding (14,023,240 at June 30, 2009)	14,000	14,000
Paid in capital in excess of par	121,317,000	120,799,000
Accumulated deficit	(103,552,000)	(98,359,000)

Total stockholders’ equity	17,779,000	22,454,000

	$24,030,000	$27,655,000

See accompanying notes.

ThermoGenesis Corp.
Consolidated Statements of Operations

	Years ended June 30,
	2010	2009	2008
Net revenues	$23,088,000	$19,799,000	$21,946,000
Cost of revenues	15,643,000	14,106,000	14,976,000

Gross profit	7,445,000	5,693,000	6,970,000

Expenses:
Selling, general and administrative	7,686,000	9,249,000	10,165,000
Research and development	5,013,000	5,222,000	7,172,000

Total expenses	12,699,000	14,471,000	17,337,000

Loss before interest and other income, net	(5,254,000)	(8,778,000)	(10,367,000)

Interest and other income, net	61,000	228,000	1,186,000

Net loss	($5,193,000)	($8,550,000)	($9,181,000)

Per share data:
Basic and diluted net loss per common share	($0.37)	($0.61)	($0.66)

Shares used in computing per share data	14,023,240	14,015,115	13,938,644

See accompanying notes.

ThermoGenesis Corp.
Consolidated Statements of Stockholders’ Equity

			Paid in		Total
	Common Stock		capital in	Accumulated	stockholders’
	Shares	Amount	excess of par	deficit	equity

Balance at June 30, 2007	13,875,131	$14,000	$118,426,000	($80,628,000)	$37,812,000

Issuance of shares for exercise of options	50,163	—	266,000	—	266,000
Issuance of common shares and compensation related to common stock restricted awards, net of stock surrenders	81,696	—	1,138,000	—	1,138,000
Stock-based compensation expense	—	—	490,000	—	490,000

Net loss	—	—	—	(9,181,000)	(9,181,000)

Balance at June 30, 2008	14,006,990	14,000	120,320,000	(89,809,000)	30,525,000

Issuance of common shares and compensation related to unrestricted common stock awards	16,250	—	36,000	—	36,000
Stock-based compensation expense	—	—	443,000	—	443,000

Net loss	—	—	—	(8,550,000)	(8,550,000)

Balance at June 30, 2009	14,023,240	14,000	120,799,000	(98,359,000)	22,454,000

Stock-based compensation expense	—	—	518,000	—	518,000

Net loss	—	—	—	(5,193,000)	(5,193,000)

Balance at June 30, 2010	14,023,240	$14,000	$121,317,000	($103,552,000)	$17,779,000

See accompanying notes.

ThermoGenesis Corp.
Consolidated Statements of Cash Flows

	Years ended June 30,
	2010	2009	2008

Cash flows from operating activities:
Net loss	($5,193,000)	($8,550,000)	($9,181,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	492,000	474,000	543,000
Stock-based compensation expense	518,000	479,000	1,921,000
Accretion of discount on short-term investments	(2,000)	(161,000)	(918,000)
Loss on sale/retirement of equipment	—	—	238,000
Loss on impairment of equipment	26,000	149,000	—
Net changes in operating assets and liabilities:
Accounts receivable, net	(1,797,000)	1,741,000	(2,750,000)
Inventories	34,000	(102,000)	(200,000)
Prepaid expenses and other current assets	361,000	(295,000)	48,000
Other assets	79,000	12,000	51,000
Accounts payable	602,000	(2,405,000)	2,112,000
Accrued payroll and related expenses	(572,000)	317,000	39,000
Deferred revenue	(132,000)	(562,000)	(633,000)
Other liabilities	1,156,000	107,000	279,000

Net cash used in operating activities	(4,428,000)	(8,796,000)	(8,451,000)

Cash flows from investing activities:
Purchase of short-term investments	(6,741,000)	(25,957,000)	(44,336,000)
Maturities of investments	15,719,000	38,045,000	52,000,000
Capital expenditures	(470,000)	(1,008,000)	(514,000)

Net cash provided by investing activities	8,508,000	11,080,000	7,150,000

Cash flows from financing activities:
Exercise of stock options	—	—	266,000
Repurchase of common stock	—	—	(293,000)
Payments on capital lease obligations and note payable	(4,000)	(13,000)	(18,000)

Net cash used in financing activities	(4,000)	(13,000)	(45,000)

Net increase (decrease) in cash and cash equivalents	4,076,000	2,271,000	(1,346,000)
Cash and cash equivalents at beginning of year	6,655,000	4,384,000	5,730,000

Cash and cash equivalents at end of year	$10,731,000	$6,655,000	$4,384,000

Supplemental non-cash financing and investing information:
Transfer of inventories to equipment	$165,000	—	$157,000

Transfer of equipment to inventories	—	—	$42,000

Transfer of equipment to receivables	$63,000	—	—

Transfer of equipment to other assets	$137,000	$51,000	—

See accompanying notes.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Organization and Basis of Presentation
The Company was incorporated in Delaware in July 1986. The Company designs, manufactures and markets automated and semi-automated devices and single-use processing disposables that enable hospitals and blood banks to manufacture a therapeutic dose of stem cells. Initially, the Company developed medical devices for ultra rapid freezing and thawing of blood components, which the Company manufactures and distributes to blood banks and hospitals.
On August 11, 2010, we announced that our board of directors had approved a 1-for-4 reverse stock split of our common stock, pursuant to previously obtained stockholder authorization. The reverse stock split, which became effective at the close of business on August 26, 2010, reduced the number of shares of our common stock issued and outstanding from approximately 56.1 million to approximately 14 million. All share and per share amounts herein are presented on a post-reverse-split basis.
Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying consolidated financial statements through the date of issuance.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the parent company, ThermoGenesis Corp., and its wholly-owned subsidiary, Vantus. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
Preparation of financial statements in conformity with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the allowance for doubtful accounts, slow-moving inventory reserves, depreciation, warranty costs, certain accruals and contingencies. Actual results could materially differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying consolidated financial statements through the date of issuance.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (Continued)
Revenue Recognition
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
The Company’s sales are generally through distributors. There is no right of return provided for distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue primarily on the sell-in method with its distributors.
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
In accordance with ASC 820 “Fair Values Measurements and Disclosures” (“ASC 820”), we measure our cash equivalents (money market funds and certificates of deposit) and short-term investments (certificates of deposit) at fair value. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.
ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Summary of Significant Accounting Policies (Continued)
Fair Value of Financial Instruments (Continued)
Assets measured at fair value on a recurring basis include the following as of June 30, 2010:

Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
Cash equivalents
Money market funds	$1,059,000	—	—	$1,059,000
Assets measured at fair value on a recurring basis include the following as of June 30, 2009:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Total Fair
	Markets	Inputs	Inputs	Value as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
Cash equivalents
Money market funds	$1,059,000	$—	$—	$1,059,000
Certificates of deposit	$—	$3,096,000	$—	$3,096,000

Short-term investments
Certificates of deposit	$—	$8,976,000	$—	$8,976,000
Accounts Receivable and Allowance for Doubtful Accounts
The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts based on historical collection trends, age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. A customer’s receivable balance is considered past-due based on its contractual terms. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.
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
The Company recognizes the fair value method of all share-based payment awards granted after January 1, 2006, in our statements of operations over the requisite vesting period of each award.
Valuation and Amortization Method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Expected Term — For options which the Company has limited available data, the expected term of the option is based on the simplified method. This simplified method averages an award’s vesting term and its contractual term. For all other options, the Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
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

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)
The fair value of the Company’s stock options granted to employees for the years ended June 30, 2010, 2009 and 2008 was estimated using the following weighted-average assumptions:

	2010	2009	2008
Expected life (years)	3.4	3.0	3.1
Risk-free interest rate	1.6%	1.4%	3.9%
Expected volatility	87%	83%	57%
Dividend yield	0%	0%	0%
The weighted average grant date fair value of options granted during the years ended June 30, 2010, 2009 and 2008 was $1.48, $1.68 and $3.28, respectively.
Research and Development
Research and development costs, consisting of salaries and benefits, costs of consumables, facility costs, contracted services and stock-based compensation that are useful in developing new products, services, processes or techniques, as well as expenses for activities that may significantly improve existing products or processes are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no future benefit are expensed when incurred.
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

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Summary of Significant Accounting Policies (Continued)
Income Taxes
Effective July 1, 2007, we adopted the provisions of ASC topic 740 “Income Taxes”. There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since inception. The tax years 1993-2009 remain open to examination by the major taxing jurisdictions to which we are subject. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. There were no unrecognized tax benefits during all the periods presented.
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
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which consist of stock options and common stock restricted awards, that were not included in diluted net loss per common share, were 1,230,830, 774,785 and 753,609 as of June 30, 2010, 2009 and 2008, respectively.
Reclassifications
Certain amounts in the prior year’s financial statements have been reclassified to conform with the 2010 presentation. These reclassifications had no effect on previously reported total assets, net loss or stockholders’ equity.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Summary of Significant Accounting Policies (Continued)
Recently Adopted Accounting Pronouncements
In February 2007, the FASB issued ASC topic 825-10 (“ASC 825”). ASC 825 allows entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. The Company adopted ASC 825 effective July 1, 2008 and has not elected the fair value option for its financial instruments. The adoption of ASC 825 did not have an impact on the Company’s consolidated results of operations or financial condition.
In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”) which is now included in ASC topic 730 (“ASC 730”). The guidance in ASC 730 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in ASC 730 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is applied prospectively to new contracts entered into on or after December 15, 2007. The Company adopted ASC 730 effective July 1, 2008. The adoption of ASC 730 did not have a material impact on the Company’s results of operations or financial condition.
In December 2007, the FASB issued ASC topic 808 “Collaborative Arrangements” (“ASC 808”). ASC 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. ASC 808 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. ASC 808 is effective for fiscal years beginning after December 15, 2008. ASC 808 shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of ASC 808 did not have a material impact on the Company’s results of operations or financial condition.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Summary of Significant Accounting Policies (Continued)
Recently Adopted Accounting Pronouncements (Continued)
In December 2007, the FASB issued ASC topic 805 “Business Combinations” (“ASC 805”). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the potential impact of the adoption of ASC 805 if and when a future acquisition occurs.
In April 2009, the FASB issued ASC subtopic 825-10-65-1 (“ASC 825-10-65-1”). ASC 825-10-65-1 requires disclosures about fair values of financial instruments for interim periods of publicly traded companies. These disclosures include fair value methods and significant assumptions used. The adoption of ASC 825-10-65-1 did not have a material impact on the Company’s results of operations or financial condition.
In June 2009, the FASB issued ASC topic 105, “Generally Accepted Accounting Principles” (“ASC 105”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The adoption of ASC 105 did not have a material impact on the Company’s results of operations or financial condition.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose additional information regarding (i) the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, (ii) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and (iii) the reasons for any transfers in or out of Level 3. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Our adoption of the requirements of this guidance on January 1, 2010, except for the requirement to separately disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis which becomes effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2010, did not have a material impact on the Company’s results of operations or financial condition.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. Summary of Significant Accounting Policies (Continued)
Recently Adopted Accounting Pronouncements (Continued)
In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 amends ASC Topic 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated both in issued and revised financial statements. ASU 2010-09 was effective immediately. The adoption of ASU 2010-09 did not have a material impact on the Company’s results of operations or financial condition.
Recently Issued Accounting Pronouncements
In September 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements-A Consensus of the FASB Emerging Issues Task Force” which amends ASC 985-605, “Software Revenue Recognition” to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, provided that the guidance is retroactively applied at the beginning of the year of adoption. The Company is currently evaluating the potential impact of ASU 985 on the Company’s results of operations or financial condition.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the potential impact of ASU 2009-13 on the Company’s results of operations or financial condition.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Short-Term Investments
The following is a summary of held-to-maturity securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2009
Certificate of deposit	$8,976,000	—	—	$8,976,000

3. Inventories
Inventories consisted of the following at June 30:

	2010	2009

Raw materials	$1,496,000	$1,116,000
Work in process	1,690,000	1,871,000
Finished goods	1,848,000	2,246,000

	$5,034,000	$5,233,000

4. Equipment
Equipment consisted of the following at June 30:

	2010	2009	Estimated Useful Life

Machinery and equipment	$3,113,000	$2,916,000	3-10 years or lease term
Computer and software	904,000	1,171,000	2-5 years
Office equipment	639,000	706,000	5-10 years
Leasehold improvements	286,000	307,000	5 years or lease term

	4,942,000	5,100,000
Less accumulated depreciation and amortization	(3,241,000)	(3,316,000)

	$1,701,000	$1,784,000

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Liabilities
License and Option Agreements
In June 2010, the Company and Asahi entered into an amendment (the “Amendment”) of their Distribution and License Agreement, originally effective March 28, 2005. Under the terms of the Amendment, Asahi will obtain exclusive rights to distribute the CryoSeal System (“Products”) in South Korea, North Korea, Taiwan, the Peoples Republic of China, the Philippines, Thailand, Singapore, India and Malaysia. These rights shall include the exclusive right to market, distribute and sell the processing disposables and Thrombin Reagent for production of thrombin in a stand alone product. The Company will provide support to Asahi in the form of maintaining manufacturing capabilities of the CryoSeal System products until the earlier of when Asahi receives regulatory approval from the MHLW or December 31, 2012, upon which the Company shall have no further obligation to manufacture the Products. Asahi shall continue to have the right to manufacture such Products in Japan and shall additionally have a non-exclusive right to manufacture such Products outside of Japan and would make royalty payments to the Company for Products it manufactures and sells. The Amendment extends the agreement eight years with automatic one year renewals. Asahi paid $1,000,000, of which $400,000 is refundable if the Company fails to provide technical support or maintain manufacturing capabilities as specified in the Amendment.
In connection with the above-described Amendment, the Company and Asahi also entered into an Option Agreement (“Option Agreement”). Under the terms of the Option Agreement, the Company granted Asahi an option to purchase certain intellectual property rights of the Company related to the CryoSeal System, including, but not limited to, patents and patent applications, FDA-PMA ownership relating to the products and certain related contracts and contractual relationships. Asahi may exercise the Option Agreement at any time after the effective date of the Amendment, but no later than the earlier of the fifth anniversary of the Amendment or 90 days after receiving regulatory approval from the MHLW.
We allocated $250,000 of the $1,000,000 to the additional license rights granted under the Amendment based on the fair value of those rights. The $250,000 is being amortized on the straight line basis over the term of the Amendment, or 8 years. Accordingly, at June 30, 2010, $219,000 is included in long-term deferred revenue.
The remaining $750,000 has been allocated to offset future expenses we expect to incur in fulfilling our obligations under the Amendment, of which $350,000 will be released as the expenses are incurred and the remainder will be released upon completion of the refundable activities. At June 30, 2010, $71,000 has been released, $229,000 is expected to be released in the next year and $450,000 has been classified as other non-current liabilities
Other current liabilities consisted of the following at June 30:

	2010	2009

Accrued warranty reserves	$1,113,000	$529,000
Asahi prepayment	229,000	—
Accrued professional fees	353,000	274,000
Other accrued liabilities	333,000	523,000

	$2,028,000	$1,326,000

6. Commitments and Contingencies
Operating Leases
The Company leases its facilities pursuant to two operating leases, which contain scheduled rent increases. One facility lease expires in 2016, has a cancellation option beginning November 1, 2014 and has a renewal option of five years. The other facility lease expires in 2012, is cancelable with a six month notice and does not have an option to renew. The Company recognizes rent expense on a straight-line basis over the terms of the respective facility lease. The annual future minimum lease payments for the non-cancelable operating lease are as follows:

2011	$353,000
2012	363,000
2013	373,000
2014	387,000
2015	397,000
Thereafter	550,000

Total	$2,423,000

Rent expense was $760,000, $751,000 and $697,000 for the years ended June 30, 2010, 2009 and 2008, respectively.
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
A product manufacturing supplier made purchases of raw materials based on company provided forecasts, which the Company may be required to pay for as part of normal manufacturing processes, including scrap and obsolete parts that result from the Company’s product design changes, and or discontinuation of manufacturing by a particular vendor. These are normal and standard manufacturing terms, and the company recorded an estimated loss contingency of $137,000 as management considers it probable that the payment will be made.
Vendor Purchase Commitments
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

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Commitments and Contingencies (Continued)
Warranty
The Company offers a one year warranty on all of its products. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s product liability which is included in accrued liabilities during the period are as follows:

	For years ended June 30,
	2010	2009
Beginning balance	$529,000	$507,000
Warranties issued during the period	303,000	267,000
Settlements made during the period	(232,000)	(667,000)
Changes in liability for pre-existing warranties during the period, including expirations	513,000	422,000

Ending balance	$1,113,000	$529,000

As a result of various quality issues experienced by high usage customers of the AXP disposable bag sets, the Company made revisions to its estimated warranty liability for the three month period ended September 30, 2009. The Company recorded a change in estimate, which increased the Company’s cost of revenues and net loss by $190,000 and net loss per share of $0.01. There were no changes to the estimated warranty liability during the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010.
In the prior fiscal year, as a result of the voluntary recall of certain lots of the AXP disposable bag sets, the Company made revisions to its estimated warranty liability. These changes in estimates increased the Company’s cost of revenues and net loss by $520,000 and net loss per share of $0.04 for the quarter ended September 30, 2008 and decreased the Company’s cost of revenues and net loss by $115,000 and net loss per share by $0.01 for the quarter ended December 31, 2008. There were no changes to the estimated warranty liability for the voluntary recall during the quarters ended March 31, 2009 or June 30, 2009.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Stockholders’ Equity
Common Stock
As of June 30, 2010, the Company had 1,560,433 shares of common stock reserved for future issuance.
On August 11, 2010, we announced that our board of directors had approved a 1-for-4 reverse stock split of our common stock, pursuant to previously obtained stockholder authorization. The reverse stock split, which became effective at the close of business on August 26, 2010, reduced the number of shares of our common stock issued and outstanding from approximately 56.1 million to approximately 14 million. All share and per share amounts herein are presented on a post-reverse-split basis.
Stock Options
The Amended 1994 Stock Option Plan (“1994 Plan”) permits the grant of stock or options to employees, directors and consultants. A total of 362,500 shares were approved by the stockholders for issuance under the 1994 Plan. Options are granted at prices that are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest ratably over a five-year period, unless otherwise determined by the Board of Directors. The 1994 Plan, but not the options granted, expired in October 2004.
The Amended 1998 Stock Option Plan (“1998 Plan”) permits the grant of stock or options to employees, directors and consultants. A total of 949,500 shares were approved by the stockholders for issuance under the 1998 Plan. Options are granted at prices that are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest ratably over three to five years, unless otherwise determined by the Board of Directors. The 1998 Plan, but not the options granted, expired in February 2008.
The 2002 Independent Directors Equity Incentive Plan (“2002 Plan”) permits the grant of stock or options to independent directors. A total of 87,500 shares were approved by the stockholders for issuance under the 2002 Plan. Options are granted at prices which are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest immediately, unless otherwise determined by the Board of Directors.
The 2006 Equity Incentive Plan (“2006 Plan”) permits the grant of options, restricted stock, stock bonuses and stock appreciation rights to employees, directors and consultants. Under the 2006 Plan, the number of shares of common stock equal to 6% of the number of outstanding shares of the Company are authorized to be issued. The number of shares available to grant for awards adjusts at the beginning of each fiscal year if additional options to purchase shares of common stock were issued in the preceding fiscal year. As of June 30, 2010 there were 841,395 shares approved under the Plan for issuance.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Stockholders’ Equity (Continued)
Stock Compensation Expense
At June 30, 2010, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $942,000, net of estimated forfeitures of $146,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately two years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of options vested during the years ended June 30, 2010, 2009 and 2008 was $525,000, $342,000 and $377,000.
The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Outstanding at June 30, 2009	769,910	$6.60

Granted	616,250	$2.44
Forfeited or Expired	(160,205)	$7.64
Exercised	—	—

Outstanding at June 30, 2010	1,225,955	$4.36	3.2	—

Vested and Expected to Vest at June 30, 2010	1,052,818	$4.64	2.8	—

Exercisable at June 30, 2010	331,367	$8.40	2.1	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were exercised during the years ended June 30, 2010 and 2009. During the year ended June 30, 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $248,000, determined as of the date of option exercise.
The following table summarizes information about stock options outstanding at June 30, 2010:

		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$2.24-$3.20	957,250	3.6	$2.52	125,162	$2.68
$5.36-$7.32	72,500	2.2	$6.24	38,333	$6.20
$9.24-$11.52	112,814	1.1	$9.52	86,731	$9.60
$14.32-$20.04	83,391	2.2	$17.00	81,141	$16.92

	1,225,955			331,367

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Stockholders’ Equity (Continued)
Common Stock Restricted Awards
On April 26, 2007, the Company’s Chief Executive Officer (“incumbent CEO”) was granted 125,000 shares of restricted common stock with three year vesting. The grant had a value of $1,700,000 based on the fair market value of the Company’s stock on the grant date. The vesting is subject to acceleration upon certain conditions: (1) entry into the Employment Agreement for a term of three years, (2) Company’s engagement of a new Chief Executive Officer (“new CEO”) and confirmation by the Board of Directors, and (3) development and Board approval of a transition plan for the new CEO and transition of the incumbent CEO to the position of CTA. However, in accordance with the 2006 Plan, performance based stock option awards must have a minimum vesting period of at least one year. The performance conditions were all satisfied by May 2008, therefore, the compensation expense of $1,700,000 was amortized over one year of which $1,417,000 and $283,000 has been included in the accompanying consolidated statement of operations in fiscal 2008 and 2007, respectively. In connection with the vesting of the restricted stock, the election was made by the CTA to satisfy the applicable federal income tax withholding obligation by a net share settlement, pursuant to which the Company withheld 44,554 shares and used the deemed proceeds from those shares to pay the income tax withholding. The net share settlement is deemed to be a repurchase by the Company of its common stock.
During fiscal 2007, the Company’s Compensation Committee granted 2,500 shares of restricted common stock to an officer, one half vesting immediately and one half on the first anniversary of the grant date. The shares had a fair market value of $13.60 per share on the date of grant.
On August 9, 2004, the Company’s Compensation Committee approved the grant of 12,729 shares of restricted common stock to selected members of management and key employees, excluding its executive officers, which had a fair market value of $14.32 per share on the date of grant. These common stock restricted awards vest in three equal installments, on the date of grant and the first and second anniversary of the grant date. One third vested immediately on the grant date and the remaining value was amortized on a straight-line basis over the remaining two year service period.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Concentrations
At June 30, 2010, the Company had one distributor that accounted for 42% of accounts receivable. At June 30, 2009, the Company had two distributors that individually accounted for 43% and 19% of accounts receivable.
Revenues from one significant distributor totaled $9,890,000 or 43% of net revenues, $7,735,000 or 39% of net revenues and $13,310,000 or 61% of net revenues during the years ended June 30, 2010, 2009 and 2008, respectively. For the year ended June 30, 2010, approximately 50% of the significant distributor’s revenue came from one customer.
The following is a summary of product revenues as a percentage of total net revenues for the Company’s principal product lines:

	2010	2009	2008

AXP	40%	35%	34%
BioArchive	36%	41%	42%
MXP/Res-Q	5%	2%	—
ThermoLine	7%	12%	9%
CryoSeal	3%	2%	7%
The Company had sales to customers as follows for the years ended June 30:

	2010	2009	2008

United States	$13,827,000	$11,489,000	$12,901,000
Asia	4,303,000	3,544,000	2,125,000
Europe	3,117,000	2,510,000	5,565,000
South America	1,405,000	1,859,000	1,208,000
Other	436,000	397,000	147,000

	$23,088,000	$19,799,000	$21,946,000

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Income Taxes
The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate of 34% to income tax expense (benefit) is as follows for the years ended June 30:

	2010	2009	2008

Statutory federal income tax benefit	($1,766,000)	($2,907,000)	($3,122,000)
Net operating loss with no tax benefit	1,766,000	2,907,000	3,122,000

Total federal income tax	$—	$—	$—

At June 30, 2010, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $86,650,000 and $55,587,000 respectively, that are available to offset future income. The federal and state loss carryforwards expire in various years between 2011 and 2030, and 2013 and 2020, respectively.
At June 30, 2010, the Company has research and experimentation credit carryforwards of approximately $1,158,000 for federal tax purposes that expire in various years between 2011 and 2030, and $1,266,000 for state income tax purposes that do not have an expiration date.
Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	June 30, 2010	June 30, 2009

Deferred tax assets:
Net operating loss carryforwards	$32,530,000	$30,862,000
Income tax credits	2,012,000	1,976,000
Other	2,773,000	2,527,000

Total deferred taxes	37,315,000	35,365,000
Valuation allowance	(37,315,000)	(35,365,000)

Net deferred taxes	$—	$—

The valuation allowance increased by approximately $1,950,000, $3,595,000 and $3,041,000 in 2010, 2009 and 2008, respectively. As of June 30, 2010, the Company has a benefit of approximately $1,858,000 related to stock option deductions, which will be credited to paid-in capital when realized, of which $1,624,000 is included in the valuation allowance.
Because of the “change of ownership” provisions of the Tax Reform Act of 1986, a portion of the Company’s federal net operating loss and credit carryovers may be subject to an annual limitation regarding their utilization against taxable income in future periods.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Employee Retirement Plan
The Company sponsors an Employee Retirement Plan, generally available to all employees, in accordance with Section 401(k) of the Internal Revenue Code. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees’ contributions. We made no discretionary or matching contributions to the Plan for the years ended June 30, 2010, 2009 and 2008.
11. Subsequent Events
On August 11, 2010, we announced that our board of directors had approved a 1-for-4 reverse stock split of our common stock, pursuant to previously obtained stockholder authorization. The reverse stock split, which became effective at the close of business on August 26, 2010, reduced the number of shares of our common stock issued and outstanding from approximately 56.1 million to approximately 14 million. All share and per share amounts herein are presented on a post-reverse-split basis.
On July 22, 2010, the Company gave a “Notice to Vacate” in 180 days or January 21, 2011 on one facility with an original expiration of March 2012. Under the terms of the lease, the Company will pay $111,000 as the early termination fee.
12. Unaudited Quarterly Financial Data
The following tables provide quarterly data for fiscal years ended June 30, 2010 and 2009.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	September 30,	December 31,	March 31,	June 30,
	2009	2009	2010	2010

Net revenues	$5,193,000	$5,955,000	$4,764,000	$7,176,000
Gross Profit	$1,557,000	$2,011,000	$1,401,000	$2,476,000
Net loss	($2,189,000)	($1,468,000)	($1,365,000)	($171,000)

Per share data:

Basic and diluted net loss per common share	($0.16)	($0.10)	($0.10)	($0.01)

Shares used in computing per share data	14,023,240	14,023,240	14,023,240	14,023,240

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Unaudited Quarterly Financial Data (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	September 30,	December 31,	March 31,	June 30,
	2008	2008	2009	2009(1)

Net revenues	$4,502,000	$6,126,000	$5,148,000	$4,023,000
Gross Profit	$1,280,000	$2,213,000	$1,794,000	$406,000
Net loss	($2,679,000)	($1,695,000)	($1,092,000)	($3,084,000)

Per share data:

Basic and diluted net loss per common share	($0.19)	($0.12)	($0.08)	($0.22)

Shares used in computing per share data	14,006,990	14,006,990	14,023,240	14,023,240

(1)	During the fourth quarter of 2009, the gross margin was impacted by increases in inventory reserves and write-offs of obsolete inventory of $1,006,000. Selling, general and administrative expenses were impacted by a severance accrual of $175,000 and a loss on impairment of equipment of $150,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders. We have adopted a Code of Ethics applicable to all employees including our CEO and CFO. A copy of the Code of Ethics is available at www.thermogenesis.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report on Form 10-K.

Page Number

(a) (1) Financial Statements

Reports of Independent Registered Public Accounting Firm	41

Consolidated Balance Sheets at June 30, 2010 and 2009	42

Consolidated Statements of Operations for the years ended June 30, 2010, 2009 and 2008	43

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2010, 2009 and 2008	44

Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009 and 2008	45

Notes to Consolidated Financial Statements	46

Management’s Report on Internal Control over Financial Reporting is contained as part of this report under Item 9A “Controls and Procedures.”

(a) (2) Financial Statement Schedules

Schedule II, Valuation and Qualifying Accounts & Reserves	74

All other financial statement schedules have been omitted because they are not required or not applicable.

(b) Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on the next page, which are incorporated herein by this reference.

Exhibit Description

3.1	(a)	Amended and Restated Certificate of Incorporation (1)

	(b)	Revised Bylaws (2)

10.1	(a)	License Agreement with Pall/Medsep Corporation (3)

	(b)	Securities Purchase Agreement dated March 10, 2004 (form) (4)

	(c)	Amended 2002 Independent Directors Equity Incentive Plan (5)

	(d)	Product Development and Supply Agreement with Biomet Biologics (6)

	(e)	First Amendment License Agreement (Clotalyst) (7)

	(f)	Amended & Restated International Distribution Agreement with GEHC (8)

	(g)	Employment Agreement with J. Melville Engle (9)

	(h)	Employment Agreement for Matthew Plavan (10)

	(i)	License and Escrow Agreement with CBR Systems, Inc. (11)

	(j)	Amendment to Amended and Restated International Distribution Agreement with GEHC (12)

	(k)	Amended Distribution and License Agreement with Asahi Kasei Kuraray Medical Co., Ltd. (13)
14	Amended and Restated Code of Ethics (14)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications
Footnotes to Exhibit Index
(1)	Incorporated by reference to ThermoGenesis’ proxy statement for the Special Meeting hold on December 5, 2005.

(2)	Incorporated by reference to Form 10-KSB for the year ended June 30, 1994.

(3)	Incorporated by reference to Form 8-K dated April 14, 1997.

(4)	Incorporated by reference to Form 8-K dated March 10, 2004.

(5)	Incorporated by reference to Form 8-K dated December 15, 2004.

(6)	Incorporated by reference to Form 8-K dated August 3, 2006.

(7)	Incorporated by reference to Form 10-Q for quarter ended March 31, 2007.

(8)	Incorporated by reference to Form 8-K dated May 7, 2008.

(9)	Incorporated by reference to Form 8-K dated April 15, 2009.

(10)	Incorporated by reference to Form 10-K for the year ended June 30, 2008.

(11)	Incorporated by reference to Form 8-K dated June 18, 2010.

(12)	Incorporated by reference to Form 8-K dated February 4, 2010.

(13)	Incorporated by reference to Form 8-K dated June 16, 2010.

(14)	Incorporated by reference to ThermoGenesis’ proxy statement for the Annual Meeting held on October 28, 2005.

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
ADULT STEM CELLS: All non-embryonic stem cells.
ALLOGENEIC CELL THERAPY: Allogeneic cell therapy is a cell therapy that uses a donor’s cells to treat a patient’s (recipient) disease. These cells could be stem cells, peripheral blood cells or any other type of cells.
AMNIOTIC FLUID: The watery fluid within the amnion that surrounds the fetus.
AUTOLOGOUS: Autogenous; related to self; originating within an organism itself, as obtaining blood from the patient for use in the same patient.
BOND MARROW ASPIRATE: When a small amount of bone marrow is removed and tested.
CELLULAR IMMUNOTHERAPY: Immunotherapy is an innovative new treatment approach that empowers the human immune system to fight off cancer and other debilitating diseases. Cellular immunotherapy usually starts with harvesting a patient’s own immune cells such as lymphocytes by leukapheresis procedure. Then the immune cells are exposed to a specific cancer antigen so that the immune cells can recognize and destroy the cancer cells. After the immune cells have been “re-educated”, the cells are infused back to the patient to fight the cancer.
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

GLOSSARY OF CERTAIN TECHNICAL TERMS (CONTINUED)
HEMATOPOIETIC: The formation of blood.
HEMOSTATIC: (1) Checking the flow of blood; (2) an agent that stops the flow of blood.
HOMOGENEOUS: Uniform in structure or composition throughout.
ISCHEMIA: Deficient supply of blood to a body part.
MESENCHYMAL PRECURSOR CELLS (“MPCs”): Mesenchymal precursor cells, or MPCs, are multipotent precursor cells that can differentiate into a variety of cell types, including: osteoblasts (bone cells), chondrocytes (cartilage cells) and adipocytes (fat cells). This has been shown in ex vivo cultures and in vitro or in vivo. Mesenchymal precursor cells are very similar to Mesenchymal stem cells (MSC). Some believe they are a sub-population of MSC.
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

ThermoGenesis Corp.
Date: September 14, 2010	By:	/s/ J. MELVILLE ENGLE
J. Melville Engle, Chief Executive
Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J. MELVILLE ENGLE	Date: September 14, 2010
J. Melville Engle, Chief Executive
Officer & Director (Principal Executive Officer)

By:	/s/ MATTHEW T. PLAVAN	Dated: September 14, 2010
Matthew T. Plavan, CFO & EVP,
Business Development (Principal Financial and Accounting Officer)

By:	/s/ HUBERT E. HUCKEL	Dated: September 14, 2010
Hubert E. Huckel, M.D., Chairman
of the Board

By:	/s/ DAVID W. CARTER	Dated: September 14, 2010
David W. Carter, Director

By:	/s/ PATRICK J. MCENANY	Dated: September 14, 2010
Patrick J. McEnany, Director

By:	/s/ CRAIG W. MOORE	Dated: September 14, 2010
Craig W. Moore, Director

By:	/s/ MAHENDRA S. RAO	Dated: September 14, 2010
Mahendra S. Rao, M.D., Ph.D.,
Director

SCHEDULE II
THERMOGENESIS CORP.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions	period
For the year ended June 30, 2010
Allowance for doubtful accounts:	$26,000	$30,000		$22,000	$34,000
Reserve for slow moving inventory:	$1,362,000	$549,000		$700,000	$1,211,000
For the year ended June 30, 2009
Allowance for doubtful accounts:	$31,000	$22,000	—	$27,000	$26,000
Reserve for slow moving inventory:	$697,000	$905,000	—	$240,000	$1,362,000
For the year ended June 30, 2008
Allowance for doubtful accounts:	$50,000	—	—	$19,000	$31,000
Reserve for slow moving inventory:	$915,000	$53,000	—	$271,000	$697,000