Form 10-Q
period 2010-09-30
THERMOGENESIS CORP
filed 2010-11-04
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2010

Common stock, $.001 par value	14,023,332

ThermoGenesis Corp.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ThermoGenesis Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,193,000	$10,731,000
Accounts receivable, net of allowance for doubtful accounts of $34,000 ($34,000 at June 30, 2010)	6,449,000	6,095,000
Inventories	5,065,000	5,034,000
Prepaid expenses and other current assets	300,000	301,000

Total current assets	22,007,000	22,161,000

Equipment at cost less accumulated depreciation of $3,369,000 ($3,241,000 at June 30, 2010)	1,591,000	1,701,000
Other assets	147,000	168,000

	$23,745,000	$24,030,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,409,000	$2,383,000
Accrued payroll and related expenses	390,000	309,000
Deferred revenue	433,000	854,000
Other current liabilities	1,928,000	2,028,000

Total current liabilities	5,160,000	5,574,000

Deferred revenue	272,000	227,000
Other non-current liabilities	420,000	450,000

Commitments and contingencies (Footnote 3)

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 14,023,332 issued and outstanding (14,023,240 at June 30, 2010)	14,000	14,000
Paid in capital in excess of par	121,499,000	121,317,000
Accumulated deficit	(103,620,000)	(103,552,000)

Total stockholders’ equity	17,893,000	17,779,000

	$23,745,000	$24,030,000

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Net revenues	$6,997,000	$5,193,000

Cost of revenues	4,402,000	3,636,000

Gross profit	2,595,000	1,557,000

Expenses:

Selling, general and administrative	1,940,000	2,163,000

Research and development	725,000	1,594,000

Total operating expenses	2,665,000	3,757,000

Interest and other income, net	2,000	11,000

Net loss	($68,000)	($2,189,000)

Per share data:

Basic and diluted net loss per common share	($0.00)	($0.16)

Shares used in computing per share data	14,023,271	14,023,240

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	($68,000)	($2,189,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,000	111,000
Stock based compensation expense	182,000	162,000
Loss on impairment of equipment	—	26,000
Accretion of discount on short-term investments	—	(1,000)
Net change in operating assets and liabilities:
Accounts receivable, net	(354,000)	(228,000)
Inventories	(31,000)	(57,000)
Prepaid expenses and other current assets	1,000	259,000
Other assets	21,000	2,000
Accounts payable	26,000	(214,000)
Accrued payroll and related expenses	81,000	(209,000)
Deferred revenue	(376,000)	(154,000)
Other liabilities	(129,000)	237,000

Net cash used in operating activities	(519,000)	(2,255,000)

Cash flows from investing activities:
Capital expenditures	(18,000)	(256,000)
Purchase of investments	—	(1,499,000)
Maturities of investments	—	99,000

Net cash used in investing activities	(18,000)	(1,656,000)

Cash flows from financing activities:
Payments on capital lease obligations	(1,000)	(1,000)

Net cash used in financing activities	(1,000)	(1,000)

Net decrease in cash and cash equivalents	(538,000)	(3,912,000)

Cash and cash equivalents at beginning of period	10,731,000	6,655,000

Cash and cash equivalents at end of period	$10,193,000	$2,743,000

See accompanying notes.

ThermoGenesis Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Organization and Basis of Presentation
ThermoGenesis Corp. (the Company, we or our) designs, manufactures and markets automated and semi-automated devices and single-use processing disposables that enable hospitals and blood banks to manufacture a therapeutic dose of stem cells. Initially, we developed medical devices for ultra rapid freezing and thawing of blood components, which we manufacture and distribute to blood banks and hospitals.
On August 11, 2010, we announced that our board of directors had approved a 1-for-4 reverse stock split of our common stock, pursuant to previously obtained stockholder authorization. The reverse stock split, which became effective at the close of business on August 26, 2010, reduced the number of shares of our common stock issued and outstanding from approximately 56 million to approximately 14 million. All share and per share amounts herein are presented on a post-reverse-split basis.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the parent company, ThermoGenesis Corp., and its wholly-owned subsidiary, Vantus. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
Revenue Recognition
Revenues from the sale of our products are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured. We generally ship products F.O.B. shipping point. There is no conditional evaluation on any product sold and recognized as revenue. All foreign sales are denominated in U.S. dollars. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.
Our sales are generally through distributors. There is no right of return provided for distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue primarily on the sell-in method with its distributors.
Revenue arrangements with multiple deliverables are divided into units of accounting if certain criteria are met, including whether the deliverable item(s) has value to the customer on a stand-alone basis. Revenue for each unit of accounting is recognized as the unit of accounting is delivered. Arrangement consideration is allocated to each unit of accounting based upon the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Estimated selling prices are determined using vendor specific objective evidence of value (VSOE), when available, or an estimate of selling price when VSOE is not available for a given unit of accounting. Significant inputs for the estimates of the selling price of separate units of accounting include market and pricing trends and a customer’s geographic location. The Company accounts for training and installation, and service agreements as separate units of accounting.
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
In accordance with ASC 820 “Fair Values Measurements and Disclosures” (ASC 820), we measure our cash equivalents (money market funds and certificates of deposit) and short-term investments (certificates of deposit) at fair value. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As of September 30, 2010, we did not have any Level 2 or 3 financial instruments.
Assets measured at fair value on a recurring basis include the following as of September 30, 2010:

	Fair Value
	Measurements at
	September 30, 2010
	Using
		Total Fair
	Quoted Prices in	Value as of
	Active Markets	September 30,
	(Level 1)	2010
Cash equivalents
Money market funds	$1,059,000	$1,059,000
Segment Reporting
The Company operates in a single segment providing medical devices and disposables to hospitals and blood banks throughout the world which utilize the equipment to process blood components.
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted net loss per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which consist of stock options and common stock restricted awards that were not included in diluted net loss per common share were 1,148,413 and 930,075 as of September 30, 2010 and 2009, respectively.
Recently Adopted Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 amends ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820) to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose additional information regarding (i) the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, (ii) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and (iii) the reasons for any transfers in or out of Level 3. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Our adoption of the requirements of this guidance on January 1, 2010, except for the requirement to separately disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis which was adopted on July 1, 2010, did not have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). ASU 2010-09 amends ASC Topic 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated both in issued and revised financial statements. ASU 2010-09 was effective immediately. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.
In September 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements-A Consensus of the FASB Emerging Issues Task Force” which amends ASC 985-605, “Software Revenue Recognition” (ASU 2009-14) to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-14 effective July 1, 2010. The adoption of ASU 2009-14 did not have a material impact on the Company’s consolidated results of operations or financial condition.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company adopted ASU 2009-13 effective July 1, 2010. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated results of operations or financial condition.
2. Inventories
Inventories consisted of the following at:

	September 30, 2010	June 30, 2010
Raw materials	$1,632,000	$1,496,000
Work in process	1,354,000	1,690,000
Finished goods	2,079,000	1,848,000

	$5,065,000	$5,034,000

3. Commitments and Contingencies
Vendor Purchase Commitments
A product manufacturing supplier made purchases of raw materials based on Company-provided forecasts, which the Company may be required to pay for as part of normal manufacturing processes, including scrap and obsolete parts that result from the Company’s product design changes, and or discontinuation of manufacturing by a particular vendor. These are normal and standard manufacturing terms, and the Company recorded an estimated loss contingency of $154,000 as management considers it probable that the payment will be made.
The Company has initiated discussions with a product manufacturing supplier (Supplier) regarding various manufacturing and quality issues. The Supplier was instructed to suspend production, but has incurred some costs under existing purchase orders. The parties have reached a tentative understanding in which the Company has agreed to pay the Supplier $58,000. Accordingly, the Company recorded an estimated loss contingency of $58,000 during the quarter ended December 31, 2009 as management considers it probable that the payment will be made.
Warranty
The Company offers a one-year warranty on all of its products. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
The warranty liability is included in other current liabilities in the unaudited consolidated balance sheet. The change in the warranty liability for the three months ended September 30, 2010 is summarized in the following table:

Balance at July 1, 2010	$1,113,000
Warranties issued during the period	82,000
Settlements made during the period	(190,000)
Changes in liability for pre-existing warranties during the period, including expirations	(22,000)

Balance at September 30, 2010	$983,000

As a result of various quality issues experienced by high usage customers of the AXP disposable bag sets, the Company made revisions to its estimated warranty liability for the three month period ended September 30, 2009. The Company recorded a change in estimate, which increased the Company’s cost of revenues and net loss by $190,000 and net loss per share of $0.01. There was no change in estimate for the quarter ended September 30, 2010.
4. Stockholders’ Equity
Stock Based Compensation
The Company recorded stock-based compensation of $182,000 and $162,000 for the three months ended September 30, 2010 and 2009, respectively.
The following is a summary of option activity for the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at June 30, 2010	1,225,955	$4.36

Granted	11,250	$1.88
Forfeited or Expired	(88,793)	$6.18
Exercised	—	—

Outstanding at September 30, 2010	1,148,412	$4.21	3.0	$382,000

Vested and Expected to Vest at September 30, 2010	1,046,658	$4.36	3.0	$346,000

Exercisable at September 30, 2010	392,076	$7.23	1.9	$54,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were 749,584 options that were in-the-money at September 30, 2010. There were no options exercised during the three months ended September 30, 2010 and 2009.
5. Subsequent Events
On October 29, 2010, we were awarded $244,000 in federal grant funding from the Department of Health and Human Services through the Patient Protection and Affordable Care Act. Grants were available for up to 50 percent of expenses directly related to qualifying products or therapies designed to treat or prevent diseases or other chronic conditions. Our award was for the development and commercialization of our Res-Q platform technology which occurred in fiscal 2009. We have no further obligations under the grant.
On November 3, 2010 we entered into a four year distribution agreement (Agreement) with Nanshan Memorial Medical Institute (Nanshan). Under the Agreement, Nanshan will distribute our Res-Q and MXP products in China and Hong Kong. As part of the Agreement, we will initially grant Nanshan restricted stock equal to one-half percent of the total outstanding common shares of the Company, or approximately 70,000 shares, in exchange for investments by Nanshan in distribution infrastructure and organizational build-out dedicated to the distribution of our products. In addition, the Agreement calls for the issuance of up to an additional 806,000 shares of restricted stock upon the completion of certain revenue milestones. The maximum number of restricted shares issuable totals 876,000 and is based upon the milestone achievement of $43 million in cumulative sales over the term of the Agreement. All awards are subject to the requirements under Rule 144 of the U.S. Securities Act of 1933.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. The Company wishes to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect the Company’s actual results and could cause actual results for fiscal year 2011 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, failure to meet FDA regulations governing our products and operations and recalls associated with such regulations, the risks associated with initiating manufacturing for new products, and the risk factors listed from time to time in the Company’s SEC reports, including, in particular, the factors and discussion in the Company’s Form 10-K for fiscal year 2010.
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
The Res-Q product is also used for bone marrow stem cell processing. Launched in July 2009, the Res-Q can be used in a clinical laboratory or can be used inter-operatively at the point of care. The technology is a next generation, centrifuge-based disposable device designed for the isolation and extraction of specific stem cell populations at the point of care. Res-Q is a rapid processing, reliable, and easy-to-use product which achieves a high recovery of stem cells from bone marrow. The key advantages of the Res-Q System include delivering a high number of target cells from a small sample of bone marrow and providing a disposable that is highly portable and packaged for the sterile field. These features allow the physician to process bone marrow and return the cells to the patient in as little as 15 minutes. As cell processing for regenerative medicine applications becomes more readily accepted, we believe the features and benefits of the Res-Q position the product for broad-based adoption. On October 13, 2010 we entered into a License and Distribution Agreement with BioParadox for the exclusive worldwide rights for the use, research and commercialization of Res-Q technology in the production of Platelet Rich Plasma for cardiovascular disease.
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
The Thermoline™ product line includes the ultra-rapid plasma Thermoline Freezer and ultra-rapid plasma Thermoline Thawer. The Thermoline freezer optimizes plasma freezing through its unique liquid heat transfer and uniform freezing technologies that can freeze units of blood plasma in approximately 30 minutes. These products are suited for medium to large laboratories. We also offer three models of blood component thawers which vary primarily by capacity. The product’s unique flexible membrane technology allows for a closed thawing system. These instruments can be used for rapid (less than 12 minutes) homogeneous thawing of plasma and glycerolized frozen red blood cells. We outsource the manufacturing to a contract manufacturer for the Thermoline devices. We continue to evaluate our options to divest this product line.

The CryoSeal System is an automated system serving the wound market used to prepare an autologous hemostatic surgical sealant from a patient’s own blood or from a single donor in approximately one hour. We received a Premarket Approval (PMA) to market the CryoSeal in liver resection surgeries in July 2007. On June 16, 2010 we reached an agreement with Asahi in which Asahi paid us $1 million to provide CryoSeal products and clinical support services until such time as Asahi assumes manufacturing of the product line in Japan or December 31, 2012, whichever comes first. As part of the $1 million payment, we granted Asahi an option to acquire the CryoSeal product line, which may be exercised over the next five years.
The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the period included in the accompanying consolidated financial statements.
Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations is based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, warranties, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that the Company has identified as critical in the preparation of our condensed consolidated financial statements, please refer to our 2010 Annual Report on Form 10-K.
Results of Operations for the Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009
Net Revenues:
Revenues for the three months ended September 30, 2010 were $6,997,000 compared to $5,193,000 for the three months ended September 30, 2009, an increase of $1,804,000 or 35%. The increase is primarily due to an increase in AXP disposable revenues of $1,194,000 as sales to GE Healthcare (GEHC) nearly doubled from the quarter ended September 30, 2009. The increase is due to growth in customer consumption over the prior year quarter as well as inventory build by GEHC. We believe GEHC increased their inventory levels by approximately $1,000,000 during the quarter to meet certain customer requirements. We do not expect this inventory accumulation to continue.
Additionally, Res-Q disposable revenues increased $654,000 as the product was launched in the quarter ended September 30, 2009.

The following represents the Company’s revenues for disposables by product line for the three months ended:

	September 30,
	2010	2009
AXP	$2,820,000	$1,626,000
Res-Q	699,000	45,000
BioArchive	681,000	994,000
MXP	102,000	285,000
CryoSeal	86,000	80,000

	$4,388,000	$3,030,000

Percentage of total Company revenues	63%	58%

The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	September 30,
	2010	2009
Asia	76	66
Europe	60	51
United States	53	50
Rest of World	41	39

	230	206

Gross Profit:
The Company’s gross profit was $2,595,000 or 37% of net revenues for the three months ended September 30, 2010, as compared to 1,557,000 or 30% for the corresponding fiscal 2010 period. The increase in gross profit is primarily due to a decrease in warranty costs related to BioArchive devices and AXP disposables and decrease in scrap costs.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $1,940,000 for the three months ended September 30, 2010, compared to $2,163,000 for the comparable fiscal 2010 period, a decrease of $223,000 or 10%. The decrease is primarily due to a decrease in recruiting costs of $141,000 as we were recruiting for two board members and the Vice President of Sales in the first quarter of fiscal 2010 and a decrease in consulting costs of $89,000 primarily due to European sales activities.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.
Research and development expenses were $725,000 for the three months ended September 30, 2010, compared to $1,594,000 for the corresponding fiscal 2010 period, a decrease of $869,000 or 55%. The decrease is primarily due to completion of development of the Res-Q and other projects during fiscal 2010 of $375,000; lower salary and benefits of $178,000 due to a reduction in personnel and a reduction in consulting costs of $90,000. We do not expect our quarterly R&D expenses to increase in fiscal 2011.
Lease Termination
On July 22, 2010, we gave a “Notice to Vacate” in 180 days or January 21, 2011 on one facility with an original expiration of March 2012. Under the terms of the lease, the Company will pay $111,000 as the early termination fee. Accordingly, we accrued $111,000 as rent expense for the quarter ended September 30, 2010 which was allocated $64,000 to cost of revenues, $25,000 to selling, general and administration and $22,000 to research and development.
Liquidity and Capital Resources
At September 30, 2010, the Company had cash and cash equivalents of $10,193,000 and working capital of $16,847,000. This compares to cash and cash equivalents of $10,731,000 and working capital of

$16,587,000 at June 30, 2010. The cash was used to fund operations and other cash needs of the Company. In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $108,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises.
Net cash used in operating activities for the three months ended September 30, 2010 was $519,000. Accounts receivable and deferred revenue utilized cash of $354,000 and $376,000, respectively.
We believe our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. We have reduced expenses without sacrificing development plans we consider essential to our near-term revenue growth and do not anticipate we will have to seek additional debt or equity capital. Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control. See Part I Item 1A – Risk Factors set forth in our annual report on Form 10-K for fiscal year ended June 30, 2010. Further, with current performance trends, the Company intends to focus on potential business opportunities, which may include possible acquisitions or strategic partner arrangements, any of which may require investment of capital to facilitate the potential for greater revenue growth. Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.
Off-Balance Sheet Arrangements
As of September 30, 2010, the Company had no off-balance sheet arrangements.
Backlog
The Company’s cancelable backlog at September 30, 2010 was $441,000. Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge. Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. There have been no material changes in the Company’s exposure to market risk since the 2010 fiscal year end.
Our exposure to interest rate risk at September 30, 2010 is related to the investment of our excess cash into highly liquid, short-term financial investments. We invest in money market funds, certificates of deposit or U.S. Treasury obligations in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. We do not hold auction-rate or mortgage-backed securities. Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from them.
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
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended 2010, which could materially affect our business, financial condition or future results.

There have been no known material changes during the period ended September 30, 2010 from those risk factors. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known or knowable to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	[Removed and Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits:

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

ThermoGenesis Corp.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Corp. (Registrant)
Dated: November 4, 2010	/s/ J. Melville Engle
J. Melville Engle
Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2010	/s/ Matthew T. Plavan
Matthew T. Plavan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)