Form 10-Q
period 2010-12-31
THERMOGENESIS CORP
filed 2011-02-11
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2010.
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2011
Common stock, $.001 par value	14,096,366

ThermoGenesis Corp.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ThermoGenesis Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,201,000	$10,731,000
Accounts receivable, net of allowance for doubtful accounts of $27,000 ($34,000 at June 30, 2010)	5,254,000	6,095,000
Inventories	5,656,000	5,034,000
Prepaid expenses and other current assets	221,000	301,000

Total current assets	21,332,000	22,161,000

Equipment at cost less accumulated depreciation of $3,471,000 ($3,241,000 at June 30, 2010)	1,478,000	1,701,000
Other assets	128,000	168,000

	$22,938,000	$24,030,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,014,000	$2,383,000
Accrued payroll and related expenses	262,000	309,000
Deferred revenue	303,000	854,000
Other current liabilities	1,865,000	2,028,000

Total current liabilities	4,444,000	5,574,000

Deferred revenue	262,000	227,000
Other non-current liabilities	393,000	450,000

Commitments and contingencies (Footnote 3)

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 14,096,366 issued and outstanding (14,023,240 at June 30, 2010)	14,000	14,000
Paid in capital in excess of par	121,931,000	121,317,000
Accumulated deficit	(104,106,000)	(103,552,000)

Total stockholders’ equity	17,839,000	17,779,000

	$22,938,000	$24,030,000

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net revenues	$5,860,000	$5,955,000	$12,857,000	$11,148,000
Cost of revenues	3,504,000	3,944,000	7,906,000	7,580,000

Gross profit	2,356,000	2,011,000	4,951,000	3,568,000

Expenses:
Selling, general and administrative	2,333,000	2,090,000	4,273,000	4,253,000
Research and development	774,000	1,400,000	1,499,000	2,994,000

Total operating expenses	3,107,000	3,490,000	5,772,000	7,247,000
Interest and other income, net	265,000	11,000	267,000	22,000

Net loss	($486,000)	($1,468,000)	($554,000)	($3,657,000)

Per share data:
Basic and diluted net loss per common share	($0.03)	($0.10)	($0.04)	($0.26)

Shares used in computing per share data	14,048,649	14,023,240	14,035,960	14,023,240

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	($554,000)	($3,657,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	248,000	236,000
Stock based compensation expense	607,000	299,000
Gain on disposal of equipment	(7,000)	—
Loss on impairment of equipment	—	26,000
Accretion of discount on short-term investments	—	(1,000)
Net change in operating assets and liabilities:
Accounts receivable, net	841,000	(863,000)
Inventories	(622,000)	559,000
Prepaid expenses and other current assets	80,000	325,000
Other assets	40,000	39,000
Accounts payable	(369,000)	(187,000)
Accrued payroll and related expenses	(47,000)	(556,000)
Deferred revenue	(516,000)	(383,000)
Other liabilities	(219,000)	145,000

Net cash used in operating activities	(518,000)	(4,018,000)

Cash flows from investing activities:
Capital expenditures	(35,000)	(402,000)
Proceeds from sale of equipment	17,000	—
Purchase of investments	—	(6,741,000)
Maturities of investments	—	8,977,000

Net cash (used in)/provided by investing activities	(18,000)	1,834,000

Cash flows from financing activities:
Exercise of stock options	7,000	—
Payments on capital lease obligations	(1,000)	(2,000)

Net cash provided by/(used in) financing activities	6,000	(2,000)

Net decrease in cash and cash equivalents	(530,000)	(2,186,000)

Cash and cash equivalents at beginning of period	10,731,000	6,655,000

Cash and cash equivalents at end of period	$10,201,000	$4,469,000

Supplemental non-cash flow information:
Transfer of equipment to other assets	—	$137,000

Transfer of equipment to receivables	—	$63,000

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
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the parent company, ThermoGenesis Corp., and its wholly-owned subsidiary, Vantus. All significant intercompany balances and transactions have been eliminated in consolidation. During the quarter ended December 31, 2010, we dissolved our wholly-owned subsidiary, Vantus. The costs of dissolution were not material to the Company.
Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the six month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
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

Our sales are generally through distributors. There is no right of return provided for distributors. For sales of products made to distributors, we consider a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with us, the level of inventories maintained by the distributor, whether we have a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive. We currently recognize revenue primarily on the sell-in method with its distributors.
Revenue arrangements with multiple deliverables are divided into units of accounting if certain criteria are met, including whether the deliverable item(s) has value to the customer on a stand-alone basis. Revenue for each unit of accounting is recognized as the unit of accounting is delivered. Arrangement consideration is allocated to each unit of accounting based upon the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Estimated selling prices are determined using vendor specific objective evidence of value (VSOE), when available, or an estimate of selling price when VSOE is not available for a given unit of accounting. Significant inputs for the estimates of the selling price of separate units of accounting include market and pricing trends and a customer’s geographic location. We account for training and installation, and service agreements as separate units of accounting.
Service revenue generated from contracts for providing maintenance of equipment is amortized over the life of the agreement. All other service revenue is recognized at the time the service is completed.
For licensing agreements pursuant to which we receive up-front licensing fees for products or technologies that will be provided by us over the term of the arrangements, we defer the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective license. For license agreements that require no continuing performance on our part, license fee revenue is recognized immediately upon grant of the license.
Shipping and handling fees billed to customers are included in net revenues, while the related costs are included in cost of revenues.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short duration.
In accordance with Accounting Standards Codifications (ASC) ASC 820 “Fair Values Measurements and Disclosures” (ASC 820), we measure our cash equivalents (money market funds and certificates of deposit) at fair value. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.
ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As of December 31, 2010, we did not have any Level 2 or 3 financial instruments.
Assets measured at fair value on a recurring basis include the following as of December 31, 2010:

	Quoted Prices in	Total Fair Value as
	Active Markets	of December 31,
	(Level1)	2010
Cash equivalents
Money market funds	$1,059,000	$1,059,000

Segment Reporting
We operate in a single segment providing medical devices and disposables to hospitals and blood banks throughout the world which utilize the equipment to process blood components.
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted net loss per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to our net loss position for all periods presented. Anti-dilutive securities, which consist of stock options and common stock restricted awards that were not included in diluted net loss per common share were 1,337,205 and 945,657 as of December 31, 2010 and 2009, respectively.
Recently Adopted Accounting Pronouncements
In January 2010, the Financial Account Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 amends ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820) to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose additional information regarding (i) the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, (ii) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and (iii) the reasons for any transfers in or out of Level 3. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Our adoption of the requirements of this guidance on January 1, 2010, except for the requirement to separately disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis which was adopted on July 1, 2010, did not have a material impact on the our consolidated results of operations or financial condition.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We adopted ASU 2009-13 effective July 1, 2010. The adoption of ASU 2009-13 did not have a material impact on our consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements-A Consensus of the FASB Emerging Issues Task Force” which amends ASC 985-605, “Software Revenue Recognition” (ASU 2009-14) to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted ASU 2009-14 effective July 1, 2010. The adoption of ASU 2009-14 did not have a material impact on our consolidated results of operations or financial condition.
In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09). ASU 2010-09 amends ASC Topic 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated both in issued and revised financial statements. ASU 2010-09 was effective immediately. The adoption of ASU 2010-09 did not have a material impact on our consolidated results of operations or financial condition.
2. Inventories
Inventories consisted of the following at:

	December 31, 2010	June 30, 2010

Raw materials	$1,506,000	$1,496,000
Work in process	1,543,000	1,690,000
Finished goods	2,607,000	1,848,000

	$5,656,000	$5,034,000

3. Commitments and Contingencies
Vendor Purchase Commitments
A product manufacturing supplier made purchases of raw materials based on Company-provided forecasts, which we may be required to pay for as part of normal manufacturing processes, including scrap and obsolete parts that result from our product design changes, and or discontinuation of manufacturing by a particular vendor. These are normal and standard manufacturing terms, and we recorded an estimated loss contingency of $84,000 as management considers it probable that the payment will be made.
We have initiated discussions with a product manufacturing supplier (Supplier) regarding various manufacturing and quality issues. The Supplier was instructed to suspend production, but has incurred some costs under existing purchase orders. The parties have reached a tentative settlement in which we have agreed to pay the Supplier $58,000. Accordingly, we recorded an estimated loss contingency of $58,000 during the quarter ended December 31, 2009 as management considers it probable that the payment will be made. This estimated loss contingency is included in other current liabilities at December 31, 2010.
Warranty
We offer a one-year warranty on all of our products. We warrant disposable products through their expiration date. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited consolidated balance sheet. The change in the warranty liability for the three months ended December 31, 2010 is summarized in the following table:

Balance at July 1, 2010	$1,113,000
Warranties issued during the period	157,000
Settlements made during the period	(231,000)
Changes in liability for pre-existing warranties during the period, including expirations	23,000

Balance at December 31, 2010	$1,062,000

4. Stockholders’ Equity
Stock Based Compensation
We recorded stock-based compensation of $425,000 and $607,000 for the three and six months ended December 31, 2010 and $137,000 and $299,000 for the three and six months ended December 31, 2009, respectively.
The following is a summary of option activity for our stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at June 30, 2010	1,225,955	$4.36

Granted	220,000	$2.92
Forfeited or Expired	(105,833)	$6.08
Exercised	(2,917)	$2.54

Outstanding at December 31, 2010	1,337,205	$4.00	3.0	$1,026,000

Vested and Expected to Vest at December 31, 2010	1,242,168	$4.08	2.9	$943,000

Exercisable at December 31, 2010	384,952	$7.29	1.7	$153,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 1,101,583 options that were in-the-money at December 31, 2010. During the three months ended December 31, 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1,000, determined as of the date of option exercise. There were no options exercised during the three months ended December 31, 2009.
During the quarter ended December 31, 2010 our independent board members were granted in the aggregate a total of 150,000 four-year options which vest over three years. The exercise price of the options was set at the closing market price on the date of grant. As our independent board members do not have to serve on the board in order to vest in the options over the three years (there is no requisite service period) the fair value of the options is immediately expensed on the grant date. Accordingly, we have recorded $250,000 of stock compensation expense as a component of selling, general and administrative expenses during the three months ended December 31, 2010.

On November 3, 2010, we entered into a four-year distribution agreement (Agreement) with Nanshan Memorial Medical Institute (Nanshan) for distribution of our Res-Q and MXP products in China and Hong Kong. As part of the Agreement, we initially granted Nanshan restricted stock equal to one-half percent of the total outstanding common shares of the Company, or 70,117 shares. The shares are restricted for a minimum period of six months and will be released from restriction pending performance by Nanshan in accordance with the Agreement. As the restricted stock has a performance commitment, it is being amortized over the shortest period over which the shares may vest, six months. Accordingly, we have recorded $82,000 of stock compensation expense as a component of selling, general and administrative expenses, which represents our estimate of the fair value of the portion of the award that was earned during the three and six month periods ended December 31, 2010. In addition, the Agreement calls for the issuance of up to an additional 806,000 shares of restricted stock upon the completion of certain revenue milestones. The maximum number of restricted shares issuable totals 876,117 and is based upon the milestone achievement of $43 million in cumulative sales over the term of the Agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. We wish to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual results for fiscal year 2011 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, failure to meet FDA regulations governing our products and operations and recalls associated with such regulations, the risks associated with initiating manufacturing for new products, and the risk factors listed from time to time in our SEC reports, including, in particular, the factors and discussion in our Form 10-K for fiscal year 2010.
Overview
ThermoGenesis designs, develops and commercializes cell processing products that enable the practice of regenerative medicine. Our products automate the volume reduction and cryopreservation process of adult stem cell concentrates from cord blood and bone marrow for use in laboratory and point of care settings. We were founded in 1986 and are located in Rancho Cordova, California. Our growth strategy is to expand our offerings in regenerative medicine and partner with other pioneers in the stem cell arena to accelerate our worldwide penetration in this potentially explosive market.
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
The Res-Q product is also used for bone marrow stem cell processing. Launched in July 2009, Res-Q can be used in a clinical laboratory or can be used inter-operatively at the point of care. The technology is a next generation, centrifuge-based disposable device designed for the isolation and extraction of specific stem cell populations at the point of care. Res-Q is a rapid processing, reliable, and easy-to-use product which achieves a high recovery of stem cells from bone marrow. The key advantages of the Res-Q System include delivering a high number of target cells from a small sample of bone marrow and providing a disposable that is highly portable and packaged for the sterile field. These features allow the physician to process bone marrow and return the cells to the patient in as little as 15 minutes. As cell processing for regenerative medicine applications becomes more readily accepted, we believe the features and benefits of the Res-Q position the product for broad-based adoption.
On October 13, 2010, we entered into a License and Distribution Agreement with BioParadox for the exclusive worldwide rights for the use, research and commercialization of Res-Q technology in the production of Platelet Rich Plasma for cardiovascular disease.
The BioArchive® System is an automated cryogenic system used in stem cell therapy to cryopreserve and archive stem cells for future transplant and treatment. Launched in fiscal 1998, over 200 BioArchive Systems have been purchased by over 90 umbilical cord blood stem cell banks in over 30 countries worldwide to archive, cryopreserve and store stem cell preparations extracted from human placentas and umbilical cords for future use. The BioArchive System can store over 3,600 stem cell samples. It is the only fully-automated system commercially available that integrates controlled-rate freezing, sample management and long term cryogenic storage in liquid nitrogen. The robotic storage and retrieval of these stem cell units improves cell viability, provides precise inventory management and minimizes the possibility of human error. We currently assemble the BioArchive device and outsource the manufacturing of the disposables. It is our intent to explore outsourcing alternatives to in-house manufacturing for the BioArchive device after completion of design upgrades.
The Thermoline™ product line includes the ultra-rapid plasma Thermoline Freezer and ultra-rapid plasma Thermoline Thawer. The Thermoline freezer optimizes plasma freezing through its liquid heat transfer and uniform freezing technologies that can freeze units of blood plasma in approximately 30 minutes. These products are suited for medium to large laboratories. We also offer three models of blood component thawers which vary primarily by capacity. The product’s flexible membrane technology allows for a closed thawing system. These instruments can be used for rapid (less than 12 minutes) homogeneous thawing of plasma and glycerolized frozen red blood cells. We outsource the manufacturing to a contract manufacturer for the Thermoline devices. We continue to evaluate our options to divest this product line.
The CryoSeal System is an automated system serving the wound market used to prepare an autologous hemostatic surgical sealant from a patient’s own blood or from a single donor in approximately one hour.

We received a Premarket Approval (PMA) to market the CryoSeal in liver resection surgeries in July 2007. On June 16, 2010, we reached an agreement with Asahi in which Asahi paid us $1 million to provide CryoSeal products and clinical support services until such time as Asahi assumes manufacturing of the product line in Japan or December 31, 2012, whichever comes first. As part of the $1 million payment, we granted Asahi an option to acquire the CryoSeal product line, which may be exercised over the next five years.
The following is management’s discussion and analysis of certain significant factors which have affected our financial condition and results of operations during the period included in the accompanying consolidated financial statements.
Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, warranties, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our 2010 Annual Report on Form 10-K.
Results of Operations for the Three Months Ended December 31, 2010 as Compared to the Three Months Ended December 31, 2009
Net Revenues:
Revenues for the three months ended December 31, 2010 were $5,860,000 compared to $5,955,000 for the three months ended December 31, 2009, a decrease of $95,000 or 2%. The decrease is primarily due to a decrease in AXP and BioArchive disposables as the economic environment has impacted U.S. and European cord blood collections, These decreases were offset by an increase in Res-Q disposables as our initial distributor, Celling Technologies, LLC, doubled their volume from the second quarter of fiscal 2010. Also, revenues in the second quarter decreased $270,000 as a result of an extension of credit terms on a fiscal 2011 first quarter transaction. Any future revenue recognized on this transaction will occur as cash is collected.

The following represents the Company’s revenues for disposables by product line for the three months ended:

	December 31,
	2010	2009
AXP	$1,845,000	$2,087,000
BioArchive	757,000	975,000
Res-Q	509,000	207,000
MXP	96,000	125,000
CryoSeal	183,000	130,000

	$3,390,000	$3,524,000

Percentage of total Company revenues	58%	59%

The following represents the Company’s cumulative BioArchive devices sold into the following geographies from inception through the dates indicated:

	December 31,
	2010	2009
Asia	76	67
Europe	62	54
United States	52	50
Rest of World	45	41

	235	212

Gross Profit:
The Company’s gross profit was $2,356,000 or 40% of net revenues for the three months ended December 31, 2010, as compared to $2,011,000 or 34% of net revenues for the corresponding fiscal 2010 period. The increase in gross profit is primarily due to a decrease in overhead costs and lower contract manufacturing costs.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $2,333,000 for the three months ended December 31, 2010, compared to $2,090,000 for the comparable fiscal 2010 period, an increase of $243,000 or 12%. The increase is primarily due to an increase in stock compensation expense of $300,000 attributable to options granted to the independent members of our board of directors and the amortization of the initial grant of restricted stock to Nanshan upon signing the distributor agreement.
Research and Development Expenses:
Included in this line item are engineering, regulatory affairs, scientific and clinical affairs.
Research and development expenses were $774,000 for the three months ended December 31, 2010, compared to $1,400,000 for the corresponding fiscal 2010 period, a decrease of $626,000 or 45%. A majority of the decrease was due to costs incurred in the quarter ending December 31, 2009 that did not recur in the current quarter. Namely, $240,000 for the termination of the consulting agreement with the Company’s former Chief Technology Architect, $60,000 for quality system consultants and $90,000 related to the hiring of a new Vice President, Chief Quality and Regulatory Affairs Officer. Also, there was a $200,000 decrease in salary and benefits due to lower headcounts. Although we do not intend to increase research and development spending significantly in the near future, as development opportunities arise, we may increase spending if warranted.

Interest and Other Income, Net:
In October 2010, we were awarded $244,000 in federal grant funding from the Department of Health and Human Services through the Patient Protection and Affordable Care Act. Grants were available for up to 50 percent of expenses directly related to qualifying products for therapies designed to treat or prevent diseases or other chronic conditions. Our award was for the development and commercialization of our Res-Q platform technology which occurred in fiscal 2009. We have no further obligations under the grant. The $244,000 was recorded as other income in the quarter ended December 31, 2010.
Results of Operations for the Six Months Ended December 31, 2010 as Compared to the Six Months Ended December 31, 2009
Net Revenues:
Revenues for the six months ended December 31, 2010 were $12,857,000 compared to $11,148,000 for the six months ended December 31, 2009, an increase of $1,709,000 or 15%. The increase is primarily due to an increase in AXP and Res-Q disposables. Res-Q disposables increased as our initial distributor, Spine Smith, doubled their volume from the corresponding period of the prior year. The increase in AXP disposables is due to the inventory build by GEHC in the first quarter of fiscal 2011 of approximately $1,000,000.
The following represents the Company’s revenues for disposables by product line for the six months ended:

	December 31,
	2010	2009
AXP	$4,665,000	$3,714,000
BioArchive	1,438,000	1,969,000
Res-Q	1,208,000	252,000
MXP	198,000	409,000
CryoSeal	268,000	210,000

	$7,777,000	$6,554,000

Percentage of total Company revenues	60%	59%

Gross Profit:
The Company’s gross profit was $4,951,000 or 39% of net revenues for the six months ended December 31, 2010, as compared to $3,568,000 or 32% of net revenues for the corresponding fiscal 2010 period. The increase in gross profit is primarily due to lower warranty costs of $156,000, lower overhead costs as we reduced headcount and we reduced vendor qualification costs paid to our new contract manufacturers from the corresponding period of the prior year.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $4,273,000 for the six months ended December 31, 2010, compared to $4,253,000 for the comparable fiscal 2010 period, an increase of $20,000. The slight increase is primarily due to an increase in stock compensation expense of $328,000 primarily attributable to options granted to the independent members of our board of directors in the quarter ended December 31, 2010 and the amortization of the initial grant of restricted stock to Nanshan upon signing the distributor agreement. This increase is offset by a decrease in recruiting costs of $250,000 as we were recruiting for two board members and the Vice Presidents of Sales and Quality/Regulatory Affairs during the six months ended December 31, 2009.

Page15

Research and Development Expenses:
Included in this line item are engineering, regulatory affairs, scientific and clinical affairs.
Research and development expenses were $1,499,000 for the six months ended December 31, 2010, compared to $2,994,000 for the corresponding fiscal 2010 period, a decrease of $1,495,000. The decrease is primarily due to $340,000 of expense in the six months ended December 31, 2009 for the consulting fees and termination of the consulting agreement with the Company’s former Chief Technology Architect. Also, there was a decrease in salary and benefits of $478,000 due to lower headcount and the costs incurred in the second quarter of fiscal 2010 associated with the hiring of a new Vice President, Chief Quality and Regulatory Affairs Officer and a $270,000 decrease in costs due to completion of development of the Res-Q and other projects during fiscal 2010.
Impact of Inflation
Our operations have not been materially affected by inflation or changing prices because most contracts are short term in nature.
Liquidity and Capital Resources
At December 31, 2010, we had cash and cash equivalents of $10,201,000 and working capital of $16,888,000. This compares to cash and cash equivalents of $10,731,000 and working capital of $16,587,000 at June 30, 2010. The cash was used to fund operations and other strategic initiatives. In addition to product revenues, we have primarily financed operations through private and public placement of equity securities and have raised approximately $108,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises.
Net cash used in operating activities for the six months ended December 31, 2010 was $518,000. Deferred revenue and inventories utilized cash of $516,000 and $622,000, respectively.
We believe our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months. We have reduced expenses without sacrificing short term development plans we consider essential to our near-term revenue growth and do not anticipate we will have to seek additional debt or equity capital to meet these operational directives and normal sales activity. Notwithstanding the foregoing, in an effort to accelerate longer term revenue prospects or increase near term revenue growth more aggressively, we may seek additional debt or possible equity financing to facilitate those efforts. Further, our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control. See Part I Item 1A — Risk Factors set forth in our annual report on Form 10-K for fiscal year ended June 30, 2010. Further, with current performance trends, we intend to focus on potential business opportunities, which may include possible acquisitions or strategic partner arrangements, any of which may require investment of capital to facilitate the potential for greater revenue growth. Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.
Off-Balance Sheet Arrangements
As of December 31, 2010, we had no off-balance sheet arrangements.
Backlog
Our cancelable backlog at December 31, 2010 was $741,000. Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, sometimes with a

Page16

cancellation charge. Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide information under this item.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Page17

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In the normal course of operations, we may have disagreements or disputes with distributors, vendors or employees. Such potential disputes are seen by management as a normal part of business.
There are currently neither any pending actions nor any threatened actions that management believes would have a significant material impact on our financial position, results of operations or cash flows.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which could materially affect our business, financial condition or future results.
There have been no known material changes during the period ended December 31, 2010 from those risk factors. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or knowable to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. [Removed and Reserved].
Item 5. Other Information.
Since July 1, 2009, there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest other than compensation agreements and other arrangements described under the headings “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” in our definitive proxy statement for the annual meeting of stockholders held on December 10, 2010, filed with the Securities and Exchange Commission on October 26, 2010.

Item 6. Exhibits:

3.1	Amended and Restated Certificate of Incorporation of ThermoGenesis Corp. (1)

3.2	Revised Bylaws of ThermoGenesis Corp. (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ThermoGenesis Corp. (3)

4.1	Form of Stock Grant Agreement; Common Stock Agreement (4)

10.1*	License and Escrow Agreement between ThermoGenesis Corp. and CBR Systems, Inc., effective June 15, 2010

10.2+	License and Distribution Agreement between ThermoGenesis Corp. and BioParadox effective October 13, 2010 (5)

10.3	International Distributor Agreement between ThermoGenesis Corp. and Nanshan Memorial Medical Institute effective November 3, 2010 (4)

10.4	2006 Equity Incentive Plan (6)

10.5	Distribution and License Agreement between ThermoGenesis Corp. and Asahi Kasei Medical Co., Ltd., dated March 28, 2005 (7)

10.6	Amended 1998 Employee Equity Incentive Plan (8)

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
Footnotes to Exhibit Index

(1)	Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Special Meeting of Stockholders held on December 5, 2005, filed with the Securities and Exchange Commission (the “SEC”) on October 31, 2005.

(2)	Incorporated by reference to ThermoGenesis’ Annual Report on Form 10-KSB for the year ended June 30, 1994.

(3)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on August 26, 2010.

(4)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on November 5, 2010.

(5)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on October 19, 2010.

(6)	Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Annual Meeting of Stockholders held on December 11, 2006, filed with the SEC on October 26, 2006.

(7)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on March 31, 2005.

(8)	Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Special Meeting of Stockholders held on February 2, 1998, filed with the SEC on December 8, 1997.

*	Filed herewith.

+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

ThermoGenesis Corp.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Corp. (Registrant)
Dated: February 10, 2011	/s/ J. Melville Engle
J. Melville Engle
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: February 10, 2011	/s/ Matthew T. Plavan
Matthew T. Plavan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)