Form 10-Q
period 2011-03-31
THERMOGENESIS CORP
filed 2011-05-05
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011.
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
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2011

Common stock, $.001 par value	16,346,366

ThermoGenesis Corp.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
ThermoGenesis Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,545,000	$10,731,000
Accounts receivable, net of allowance for doubtful accounts of $26,000 ($34,000 at June 30, 2010)	4,464,000	6,095,000
Inventories	6,164,000	5,034,000
Prepaid expenses and other current assets	115,000	301,000

Total current assets	24,288,000	22,161,000

Equipment at cost less accumulated depreciation of $3,354,000 ($3,241,000 at June 30, 2010)	1,383,000	1,701,000
Other assets	264,000	168,000

	$25,935,000	$24,030,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,898,000	$2,383,000
Accrued payroll and related expenses	482,000	309,000
Deferred revenue	196,000	854,000
Other current liabilities	1,534,000	2,028,000

Total current liabilities	4,110,000	5,574,000

Deferred revenue	345,000	227,000
Other non-current liabilities	400,000	450,000

Commitments and contingencies (Footnote 3)

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 16,346,366 issued and outstanding (14,023,240 at June 30, 2010)	16,000	14,000
Paid in capital in excess of par	126,015,000	121,317,000
Accumulated deficit	(104,951,000)	(103,552,000)

Total stockholders’ equity	21,080,000	17,779,000

	$25,935,000	$24,030,000

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net revenues	$5,165,000	$4,764,000	$18,022,000	$15,912,000

Cost of revenues	3,145,000	3,363,000	11,051,000	10,943,000

Gross profit	2,020,000	1,401,000	6,971,000	4,969,000

Expenses:

Selling, general and administrative	2,151,000	1,722,000	6,424,000	5,975,000

Research and development	715,000	1,080,000	2,214,000	4,074,000

Total operating expenses	2,866,000	2,802,000	8,638,000	10,049,000

Interest and other income, net	1,000	36,000	268,000	58,000

Net loss	$(845,000)	$(1,365,000)	$(1,399,000)	$(5,022,000)

Per share data:

Basic and diluted net loss per common share	$(0.06)	$(0.10)	$(0.10)	$(0.36)

Shares used in computing per share data	14,846,366	14,023,240	14,306,095	14,023,240

See accompanying notes.

ThermoGenesis Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,399,000)	$(5,022,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	362,000	361,000
Stock based compensation expense	761,000	419,000
Gain on disposal of equipment	(1,000)	—
Loss on impairment of equipment	—	26,000
Accretion of discount on short-term investments	—	(2,000)
Net change in operating assets and liabilities:
Accounts receivable, net	1,631,000	(782,000)
Inventories	(1,034,000)	(391,000)
Prepaid expenses and other current assets	186,000	454,000
Other assets	(96,000)	59,000
Accounts payable	(485,000)	509,000
Accrued payroll and related expenses	173,000	(437,000)
Deferred revenue	(540,000)	(477,000)
Other liabilities	(543,000)	248,000

Net cash used in operating activities	(985,000)	(5,035,000)

Cash flows from investing activities:
Capital expenditures	(156,000)	(469,000)
Proceeds from sale of equipment	17,000	—
Purchase of investments	—	(6,741,000)
Maturities of investments	—	10,727,000

Net cash (used in)/provided by investing activities	(139,000)	3,517,000

Cash flows from financing activities:
Exercise of stock options	7,000	—
Issuance of common stock	3,932,000	—
Payments on capital lease obligations	(1,000)	(3,000)

Net cash provided by/(used in) financing activities	3,938,000	(3,000)

Net increase/(decrease) in cash and cash equivalents	2,814,000	(1,521,000)

Cash and cash equivalents at beginning of period	10,731,000	6,655,000

Cash and cash equivalents at end of period	$13,545,000	$5,134,000

Supplemental non-cash flow information:
Transfer of equipment to inventories	$96,000	—

Transfer of equipment to other assets	—	$137,000

Transfer of equipment to receivables	—	$63,000

Transfer of inventories to equipment	—	$165,000

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
Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the nine month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
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
Our sales are generally through distributors. There is no right of return provided for distributors. For sales of products made to distributors, we consider a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with us, the level of inventories maintained by the distributor, whether we have a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive. We currently recognize revenue primarily on the sell-in method with our distributors.
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
In accordance with Accounting Standards Codifications (ASC) ASC 820 “Fair Values Measurements and Disclosures” (ASC 820), we measure our cash equivalents at fair value. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.
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

As of March 31, 2011, we did not have any Level 2 or 3 financial instruments.
Level 1 assets measured at fair value on a recurring basis include the following as of March 31, 2011:

Quoted Prices in
Active Markets
Cash equivalents Money market funds	$1,059,000

Segment Reporting
We operate in a single segment providing medical devices and disposables to hospitals and blood banks throughout the world which utilize the equipment to process blood components.
Net Loss per Share
Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. The calculation of the basic and diluted net loss per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to our net loss position for all periods presented. Anti-dilutive securities, which consist of warrants, stock options and common stock restricted awards that were not included in diluted net loss per common share were 2,619,331 and 979,405 as of March 31, 2011 and 2010, respectively.
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
2. Inventories
Inventories consisted of the following at:

	March 31, 2011	June 30, 2010
Raw materials	$1,790,000	$1,496,000
Work in process	1,679,000	1,690,000
Finished goods	2,695,000	1,848,000

	$6,164,000	$5,034,000

3. Commitments and Contingencies
Vendor Purchase Commitments
A product manufacturing supplier made purchases of raw materials based on Company-provided forecasts. We may be required to pay for these raw materials as part of normal manufacturing processes, including scrap and obsolete parts that result from our product design changes, and or discontinuation of manufacturing by the manufacturing supplier. These are normal and standard manufacturing terms, and we recorded an estimated loss contingency of $84,000 as management considers it probable that the payment will be made.
We have initiated discussions with a product manufacturing supplier (Supplier) regarding various manufacturing and quality issues. The Supplier was instructed to suspend production, but has incurred some costs under existing purchase orders. We recorded an estimated loss contingency of $58,000 during the quarter ended December 31, 2009 as management considers it probable that the payment will be made. This estimated loss contingency is included in other current liabilities at March 31, 2011.

Warranty
We offer a one-year warranty on all of our products. We warrant disposable products through their expiration date. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
The warranty liability is included in other current liabilities in the unaudited consolidated balance sheet. The change in the warranty liability for the nine months ended March 31, 2011 is summarized in the following table:

Balance at July 1, 2010	$1,113,000
Warranties issued during the period	209,000
Settlements made during the period	(443,000)
Changes in liability for pre-existing warranties during the period, including expirations	(70,000)

Balance at March 31, 2011	$809,000

4. Stockholders’ Equity
Common Stock
On March 9, 2011, the Company completed a public offering of 2,250,000 shares of its common stock, together with warrants to purchase up to an aggregate of 1,125,000 shares of common stock with a per unit purchase price of $2.00. The warrants may be exercised by the holders at an exercise price of $2.64 per share starting September 9, 2011 continuing through March 9, 2016. Net proceeds after expenses from the offering were approximately $3,932,000.
Stock Based Compensation
We recorded stock-based compensation of $154,000 and $761,000 for the three and nine months ended March 31, 2011 and $120,000 and $419,000 for the three and nine months ended March 31, 2010, respectively.
The following is a summary of option activity for our stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at June 30, 2010	1,225,955	$4.36

Granted	465,850	$2.90
Forfeited or Expired	(194,558)	$4.81
Exercised	(2,917)	$2.54

Outstanding at March 31, 2011	1,494,330	$3.86	3.0	$2,000

Vested and Expected to Vest at March 31, 2011	1,367,252	$3.96	2.9	$2,000

Exercisable at March 31, 2011	452,642	$6.57	1.6	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 11,250 options that were in-the-money at March 31, 2011. During the nine months ended March 31, 2011, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1,000, determined as of the date of option exercise. There were no options exercised during the nine months ended March 31, 2010.
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
On November 3, 2010, we entered into a four-year distribution agreement (Agreement) with Nanshan Memorial Medical Institute (Nanshan) for distribution of our Res-Q and MXP products in China and Hong Kong. As part of the Agreement, we initially granted Nanshan restricted stock equal to one-half percent of the total outstanding common shares of the Company, or 70,117 shares. The shares are restricted for a minimum period of six months and will be released from restriction pending performance by Nanshan in accordance with the Agreement. As the restricted stock has a performance commitment, it is being amortized over the shortest period over which the shares may vest, six months. Accordingly, we have recorded $40,000 and $122,000 of stock compensation expense as a component of selling, general and administrative expenses, which represents our estimate of the fair value of the portion of the award that was earned during the three and nine month periods ended March 31, 2011, respectively. In addition, the Agreement calls for the issuance of up to an additional 806,000 shares of restricted stock upon the completion of certain revenue milestones. The maximum number of restricted shares issuable totals 876,117 and is based upon the milestone achievement of $43 million in cumulative sales over the term of the Agreement.
5. Subsequent Event
The Company classifies assets as held for sale and ceases the depreciation of the assets when they meet the held for sale criteria, as defined in applicable U.S. GAAP. Accordingly, management has classified the assets of the ThermoLine product line as held for sale as of April 14, 2011, as management considers a sale probable within one year, the assets are marketed at a reasonable price and management believes it is unlikely there will be a significant change to the plan of sale. The following table sets forth the assets held for sale of the ThermoLine product line as of March 31, 2011:

Accounts receivable	$150,000
Inventories	948,000
Equipment	107,000

Total assets held for sale	$1,205,000

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
The Res-Q™ 60 BMC (Res-Q) product is also used for bone marrow stem cell processing. Launched in July 2009, Res-Q can be used in a clinical laboratory or can be used inter-operatively at the point of care. The technology is a next generation, centrifuge-based disposable device designed for the isolation and extraction of specific stem cell populations at the point of care. Res-Q is a rapid processing, reliable, and easy-to-use product which achieves a high recovery of stem cells from bone marrow. The key advantages of the Res-Q System include delivering a high number of target cells from a small sample of bone marrow and providing a disposable that is highly portable and packaged for the sterile field. These features allow the physician to process bone marrow and return the cells to the patient in as little as 15 minutes. As cell processing for regenerative medicine applications becomes more readily accepted, we believe the features and benefits of the Res-Q position the product for broad-based adoption.

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
The Thermoline™ product line includes the ultra-rapid plasma Thermoline Freezer and ultra-rapid plasma Thermoline Thawer. The Thermoline freezer optimizes plasma freezing through its liquid heat transfer and uniform freezing technologies that can freeze units of blood plasma in approximately 30 minutes. These products are suited for medium to large laboratories. We also offer three models of blood component thawers which vary primarily by capacity. The product’s flexible membrane technology allows for a closed thawing system. These instruments can be used for rapid (less than 12 minutes) homogeneous thawing of plasma and glycerolized frozen red blood cells. We outsource the manufacturing to a contract manufacturer for the Thermoline devices. We intend and are in negotiations to divest this product line.
The CryoSeal® Fibrin Sealant (CryoSeal) System is an automated system serving the wound market used to prepare an autologous hemostatic surgical sealant from a patient’s own blood or from a single donor in approximately one hour. We received a Premarket Approval (PMA) to market the CryoSeal in liver resection surgeries in July 2007. On June 16, 2010, we reached an agreement with Asahi in which Asahi paid us $1 million to provide CryoSeal products and clinical support services until such time as Asahi assumes manufacturing of the product line in Japan or December 31, 2012, whichever comes first. As part of the $1 million payment, we granted Asahi an option to acquire the CryoSeal product line, which may be exercised over the next five years.
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
Results of Operations for the Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010
Net Revenues:
Revenues for the three months ended March 31, 2011 were $5,165,000 compared to $4,764,000 for the three months ended March 31, 2010, an increase of $401,000 or 8%. The increase in revenues is primarily due to an increase in BioArchive device and accessory revenues of $418,000 as there were two more BioArchive devices sold in the current quarter and an increase in Res-Q disposables of $325,000. These increases were offset by a decrease in AXP disposable revenues of $280,000 as our largest end user customer is has seen a decrease in cord blood collections due to the economy.
The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	March 31,
	2011	2010
Asia	79	70
United States	53	50
Europe	63	54
Rest of World	45	41

	240	215

The following represents the Company’s revenues for disposables by product line for the three months ended:

	March 31,
	2011	2010
AXP	$1,480,000	$1,760,000
BioArchive	959,000	1,007,000
Res-Q	375,000	48,000
CryoSeal	135,000	179,000
MXP	29,000	6,000

	$2,978,000	$3,000,000

Percentage of total Company revenues	58%	63%

Gross Profit:
The Company’s gross profit was $2,020,000 or 39% of net revenues for the three months ended March 31, 2011, as compared to $1,401,000 or 29% for the corresponding fiscal 2010 period. The increase in gross profit is primarily due to higher warranty costs recorded in the third quarter of the prior year associated with the BioArchive device and AXP disposable and a significant decrease in production rework costs.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $2,151,000 for the three months ended March 31, 2011, compared to $1,722,000 for the comparable fiscal 2010 period, an increase of $429,000 or 25%. The increase is primarily due to an increase in professional fees of $240,000 for strategic consultants and investments bankers and an increase in recruiting costs of $70,000.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory, Scientific and Clinical Affairs.
Research and development expenses were $715,000 for the three months ended March 31, 2011, compared to $1,080,000 for the comparable fiscal 2010 period, a decrease of $365,000 or 34%. The decrease is primarily due to a $300,000 decrease in salaries, benefits and bonus due to lower headcount and a $55,000 decrease in patent costs. We expect to increase research and development expenses in connection with new product development projects.
Results of Operations for the Nine Months Ended March 31, 2011 as Compared to the Nine Months Ended March 31, 2010
Net Revenues:
Revenues for the nine months ended March 31, 2011 were $18,022,000 compared to $15,912,000 for the nine months ended March 31, 2010, an increase of $2,110,000 or 13%. This increase is primarily due to increases in Res-Q disposables and BioArchive devices. Res-Q disposables increased as our initial distributor, Celling Technologies, more than tripled their volume from the corresponding period of the prior year. The increase in BioArchive devices of $814,000 is primarily due to the sale of an additional four devices for the nine months ending March 31, 2011 versus March 31, 2010.
The following represents the Company’s revenues for disposables by product line for the nine months ended:

	March 31,
	2011	2010
AXP	$6,145,000	$5,474,000
BioArchive	2,397,000	2,976,000
Res-Q	1,583,000	300,000
MXP	227,000	415,000
CryoSeal	404,000	389,000

	$10,756,000	$9,554,000

Percentage of total Company revenues	60%	60%

Gross Profit:
The Company’s gross profit was $6,971,000 or 39% of net revenues for the nine months ended March 31, 2011, as compared to $4,969,000 or 31% for the corresponding fiscal 2010 period. The increase in gross margin for the nine months ended March 31, 2011 is primarily due to lower warranty costs of $377,000, lower rework costs and we reduced vendor qualification costs paid to our new contract manufacturers from the corresponding period of the prior year.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $6,424,000 for the nine months ended March 31, 2011, compared to $5,975,000 for the comparable fiscal 2010 period, an increase of $449,000 or 8%. The increase is primarily due to an increase in stock compensation expense of $390,000 attributable to options granted to the independent members of our board of directors in the quarter ended December 31, 2010 and the amortization of the initial grant of restricted stock to Nanshan upon signing their distributor agreement and increases in professional fees as noted above. These increases were offset by a reduction of $180,000 in recruiting costs for the nine months ended March 31, 2011.
Research and Development Expenses:
Included in this line item are Engineering, Regulatory, Scientific and Clinical Affairs.
Research and development expenses were $2,214,000 for the nine months ended March 31, 2011, compared to $4,074,000 for the comparable fiscal 2010 period, a decrease of $1,860,000 or 46%. This is primarily due to $340,000 of expense in the nine months ended March 31, 2010 for the consulting fees and termination of the consulting agreement with the Company’s former Chief Technology Architect. Also, there was a decrease in salary and benefits of $780,000 due to lower headcount and the costs incurred in the second quarter of fiscal 2010 associated with the hiring of a new Vice President, Chief Quality and Regulatory Affairs Officer and a $275,000 decrease in costs due to completion of development of the Res-Q and other projects during fiscal 2010.
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
Liquidity and Capital Resources
At March 31, 2011, we had cash and cash equivalents of $13,545,000 and working capital of $20,178,000. This compares to cash and cash equivalents of $10,731,000 and working capital of $16,587,000 at June 30, 2010. The Company raised net proceeds of $3,932,000 through a public offering of common stock during the nine months ended March 31, 2011. We expect to use the net proceeds from this offering for general working capital purposes. These purposes include new product development initiatives, support of our Asian channel development efforts and acceleration of our product cost reduction initiatives. Specifically, we are evaluating and prioritizing product line extensions and enhancements as well as novel product designs according to their potential for near term, high margin, revenue generation. These opportunities include but are not limited to the development of new disposable collection, processing and storage technologies for stem cells sourced from cord blood, bone marrow and adipose tissues. This was offset by the funding of operations and other cash needs of the Company. We have primarily financed operations through private and public placement of equity securities and have raised approximately $112,000,000, net of expenses, through common and preferred stock financings and exercises of options and warrants.
Net cash used in operating activities for the nine months ended March 31, 2011 was $985,000, primarily due to the net loss of $1,399,000, offset by depreciation and stock based compensation expense of $362,000 and $761,000, respectively. Inventories utilized cash of $1,034,000 in part due to placing high volume orders in order to secure lower costs.
We believe our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next eighteen months. Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control. See Part I Item 1A — Risk Factors set forth in our annual report on Form 10-K for fiscal year ended June 30, 2010. Further, with current performance trends, we intend to focus on potential business opportunities, which may include possible acquisitions or strategic partner arrangements, any of which may require investment of capital to facilitate the potential for greater revenue growth. Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.
Off-Balance Sheet Arrangements
As of March 31, 2011, we had no off-balance sheet arrangements.
Backlog
Our cancelable backlog at March 31, 2011 was $890,000. Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge. Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.
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
There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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
Item 1A. Risk Factors.
In addition to the risk factors discussed below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which could materially affect our business, financial condition or future results. There have been no material changes from those risk factors, other than the risk factors listed below. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or knowable to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our Business is Indirectly Subject to Customer and Distributor Inventory Requirements and Continuity of Inventory Purchasing.
Our end user customers may have separate agreements with our distributors that require them to hold a certain level of inventory. Similarly, other customers have historically purchased ahead of their utilization to insure growth within their business, particularly for the processing of stem cells. Given the tightening of credit and other financial constraints, including possible downturns in collection and processing for cord blood, our customers could reduce the amount of inventory levels our distributors hold, or which they hold internally in lieu of new purchases. In addition, termination of distribution agreements may cause the sale of product inventory by such distributors, which may result in a surplus of product availability in the market. If these events were to occur, future sales of our products could decline significantly, which would have a material adverse effect on our financial performance in any future period where such events occur.
Failure to Meet Certain Financial or Delivery Metrics could Decrease our Future Res-Q Revenues.
Under the BioParadox license and distribution agreement, if we fail to meet certain financial or delivery requirements, the Company may have to place in escrow the detailed instructions for manufacturing the products. BioParadox may subsequently take possession of the escrowed intellectual property and initiate manufacturing of the Res-Q technology for the preparation of platelet-rich plasma for use in the cardiac field if we fail to meet certain supply or delivery metrics. If this were to occur, our future revenues may be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. [ Removed and Reserved].
Item 5. Other Information.
     None.
Item 6. Exhibits:

3.1	Amended and Restated Certificate of Incorporation of ThermoGenesis Corp. (1)

3.2	Revised Bylaws of ThermoGenesis Corp. (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ThermoGenesis Corp. (3)

4.1	Form of Stock Grant Agreement; Common Stock Agreement (4)

10.1	License and Escrow Agreement between ThermoGenesis Corp. and CBR Systems, Inc., effective June 15, 2010 (5)

10.2+	License and Distribution Agreement between ThermoGenesis Corp. and BioParadox effective October 13, 2010 (6)

10.3	International Distributor Agreement between ThermoGenesis Corp. and Nanshan Memorial Medical Institute effective November 3, 2010 (4)

10.4	2006 Equity Incentive Plan (7)

10.5	Distribution and License Agreement between ThermoGenesis Corp. and Asahi Kasei Medical Co., Ltd., dated March 28, 2005 (8)

10.6	Amended 1998 Employee Equity Incentive Plan (9)

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Footnotes to Exhibit Index

(1)	Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Special Meeting of Stockholders held on December 5, 2005, filed with the Securities and Exchange Commission (the “SEC”) on October 31, 2005.

(2)	Incorporated by reference to ThermoGenesis’ Annual Report on Form 10-KSB for the year ended June 30, 1994.

(3)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on August 26, 2010.

(4)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on November 5, 2010.

(5)	Incorporated by reference to ThermoGenesis’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

(6)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on October 19, 2010.

(7)	Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Annual Meeting of Stockholders held on December 11, 2006, filed with the SEC on October 26, 2006.

(8)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on March 31, 2005.

(9)	Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Special Meeting of Stockholders held on February 2, 1998, filed with the SEC on December 8, 1997.

+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

ThermoGenesis Corp.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Corp.
(Registrant)

Dated: May 5, 2011	/s/ J. Melville Engle J. Melville Engle
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2011	/s/ Matthew T. Plavan Matthew T. Plavan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)