Form 10-K
period 2011-06-30
THERMOGENESIS CORP
filed 2011-09-13
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2011

Commission File Number: 333-82900

ThermoGenesis Corp. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

2711 Citrus Road Rancho Cordova, California 95742 (Address of principal executive offices) (Zip Code)

(916) 858-5100 (Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value Nasdaq Stock Market, LLC Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer* ☐	Smaller reporting company ☒
*(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐    Yes       ☒    No

The aggregate market value of the common stock held by non-affiliates as of December 31, 2010 (the last trading day of the second quarter) was $49,092,476, based on the closing sale price on such day.

As of September 6, 2011, 16,371,366 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s proxy statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

i

PART I

ITEM 1.     BUSINESS

Business Overview

The mission of ThermoGenesis Corp. (“the Company”, “we”, “our”) is to design, develop and commercialize medical products that enable the collection, processing and cryopreservation of stem cells and other cellular tissues used in the practice of regenerative medicine.  Regenerative medicine is an emerging field using cell-based therapies to address a number of indications, including the repair or restoration of lost or damaged tissue and cell function.  Our current products automate the volume reduction and cryopreservation of adult stem cell concentrates from cord blood and bone marrow for use in laboratory and point of care settings.  Our business model is based on the sale of medical devices and the recurring revenues generated from their companion single-use, sterile disposable products. We currently sell our products in 35 countries throughout the world to customers that include private and public cord blood banks, surgeons, hospitals and research institutions. Our worldwide commercialization strategy currently relies primarily on the utilization of distributors.  The Company was founded in 1986 and is located in Rancho Cordova, California.

Our growth strategy is to expand our offerings in regenerative medicine while partnering with other pioneers in the stem cell arena to accelerate our worldwide penetration in this potentially explosive market.  We plan to have a product line that is directed at an increasing number of sources of therapeutic cells and to leverage our technological investments into profitable adjacent markets.

Based upon early clinical results, there is accumulating evidence that many of the stem cell trials underway may result in approved therapies in disease states and tissue regeneration procedures affecting significant patient populations, leading to a revolution in therapeutics involving stem cells.  Although understanding the full potential of cell therapies and their ultimate impact on the practice of medicine remains a longer term prospect, we believe there are significant commercial opportunities in the market today for technologies supporting cell-based treatments and research.

Our Solutions
We believe our automated products significantly enhance the safety and viability of regenerative medical procedures and expand the use and success of those products in clinical treatment through their ease of use and high cell recovery rates.  Our competitive advantage is achieved through applying our advanced research and engineering capabilities in developing a comprehensive line of products for healthcare providers to utilize in regenerative medicine.  Our solutions enable our customers to automate their processes, comply with quality regulations, improve their efficiencies and achieve therapeutic doses of high quality stem cell concentrates.

Key Events and Accomplishments
The following are key events and accomplishments that occurred in fiscal 2011:

•	Res-Q® System 510(k) Clearance for PRP
We received FDA clearance for use of our Res-Q 60 technology to be used for the safe and rapid preparation of autologous platelet rich plasma (“PRP”) from a sample of blood at the patient’s point-of-care.

•	Res-Q System Registered in India
The Res-Q 60 BMC System was registered by the Central Drugs Standard Control Organization of India allowing its commercial sale in the country.

•	Expanded Clinical Evaluations
We initiated three clinical evaluations to establish the safety/efficacy of the Res-Q 60 BMC for Critical Limb Ischemia (“CLI”).

•	Increased Presence in China
○
We signed a four-year distribution agreement for our bone marrow products, Res-Q System and MXP® with Nanshan Memorial Medical Institute (Nanshan), a distribution organization and a cord blood bank.  Additionally, we announced that Nanshan’s cord blood facility adopted the BioArchive® and AXP® Systems.

○	We signed a product purchase agreement with Beike Biotechnology Co., Ltd. (Beike), a leading stem cell and regenerative medicine company in China to supply our AXP and BioArchive Systems.

○	We signed an agreement with BoyaLife, a major stem cell bank in China, under which they have committed to the implementation of our AXP and BioArchive systems.

•	Raised $3.9 million in Public Offering
We completed a public offering of 2,250,000 shares of common stock, together with warrants to purchase an aggregate of 1,125,000 shares of common stock.  The five year warrants have an exercise price of $2.64.  Net proceeds after expenses from the offering were approximately $3.9 million.

Market Overview

The regenerative medicine market continues to experience meaningful advances in clinical efficacy, regulatory approval and product commercialization of cell based therapies.  The vast majority of this progress has been achieved through the broader application of adult stem cells, reflecting a greater awareness and appreciation of their therapeutic potential.

Examples of clinical efficacy and regulatory approvals include:

•	Positive Phase II clinical trial results to expand Mesenchymal Precursor Cells (“MPCs”) from cord blood to reduce graft-versus-host disease.
•	Favorable 18 month outcomes from human clinical trial of adipose tissue-derived stem and regenerative cells for the treatment of heart attacks.
•	Positive results from a Phase I clinical trial of an allogeneic cell therapy product, administered to individuals following acute myocardial infarction.
•	Positive clinical results from Part 1 of a Phase II/III trial using muscle derived stem cells for damaged heart muscle.
•	Favorable early data, showing no safety concerns with no serious adverse events, from first patients in Phase I clinical trial for spinal cord injury.

Future commercialization opportunities include:
•	Expansion of orthopedic procedures using stem cells and orthobiologics.
•	Growth of cord blood banking globally, especially in China and the Asia Pacific region.

Positive results generated from the application of adult stem cells have resulted in greater government and private sector investment in research and development of new cell therapies, including the continued advancement of existing treatments.

The regenerative medicine market is comprised of companies that either harvest, process, purify, expand, cryopreserve, store or administer stem cells.  Key success factors include:
o	Stem cell recovery rates
o	Efficiency of cell processing
o	Cost of care
o	Product quality and efficacy
o	Purity, viability and potency of stem cells
o	Obtaining regulatory approval / FDA clearance

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

The availability of stem cells at the point of care enables physicians to apply cells across an array of applications.  Physicians may also choose to study patient outcomes to understand the benefit of stem cells under their own independently-sponsored and regulated studies.  Such research efforts are growing and already represent studies in diverse areas such as spinal fusion and orthopedics, wound healing, radiation injury, breast reconstruction and augmentation, cardiovascular applications, peripheral vascular disease and liver disease among many others.

The macroeconomic environment began to impact cord blood collection activity, especially in the U.S. during fiscal 2011.  As consumers find themselves with less disposable income the major cord blood banks are experiencing a decline in collections.  However as the economy improves, we anticipate growth in cord blood collections to resume.  In addition, we expect the breadth of these applications will grow significantly as physicians continue to adopt cell-based regenerative medicine into their treatment strategies based on the availability of safe, clinical grade cells at the point of care.

Market Size
Market estimates for the regenerative medicine market include pathologies that affect vast numbers of people of all age groups.  A well known industry analyst, Robin Young, predicts the U.S. regenerative medicine market will grow from $140 million in 2010 to over $6 billion by the year 2020.  The following chart highlights the disease states that are expected to be impacted by the advent of stem cell therapies by the year 2020.

Source:  Robyn Young, Stem Cell Summit, 2011, pg. 18.

Industry Market Drivers
We expect a number of key market drivers to cause the practice of regenerative medicine to proliferate over the next several years.  We believe that as regenerative medicine matures, clinical studies and practice of medicine will give way to broad clinical acceptance and substantial commercialization of cell based therapies.

We expect the following key market drivers to be the primary forces in the near future to positively impact the growth of regenerative medicine:

•	Legislative/regulatory initiatives
•	Government funding
•	Evidence based clinical outcomes
•	Corporate investment
•	Awareness of availability
•	Growing endorsement by doctors
•	Increase in prevalence of conditions treated
•	New sources of stem cells
•	Standardization in surgical procedures and hospital protocols using stem cells for patient treatments

Product Overview

We provide products and technologies to enable highly-effective separation and cryopreservation of biological fluids including umbilical cord blood, peripheral and bone marrow in a proprietary format.  These proprietary products and technologies are designed for use in the laboratory as well as point of care.

Cord Blood
•
The AXP System is a medical device with an accompanying disposable bag set that isolates and retrieves stem cells from umbilical cord blood.  The AXP System provides cord blood banks with an aseptic, automated method to concentrate adult stem cells which reduces the overall processing and labor costs with a reduced risk of contamination under GMP conditions.  The AXP System retains over 97% of the mononuclear cells (“MNCs”).  High MNC recovery has significant clinical importance to patient transplant survival rates.  Self-powered and microprocessor-controlled, the AXP device contains flow control optical sensors that achieve precise separation.

Our market for the AXP System includes both private and public cord blood banks.  In private banks, parents pay to preserve the cord blood cells from their offspring for family use, while a public bank owns cord blood stem cells donated by individuals, which are then available to the public for transplantation.  Also there are banks we consider “public/private” that offer both services.  Some public sites are evaluating the inclusion of a private bank within their facility.  Since the infrastructure to process and store cord blood is already in place, they see it as a way of funding their public side.

The AXP System has been commercially available since 2006, marketed under a Master File with the U.S. Food and Drug Administration (“FDA”).  In 2007, we received 510(k) clearance from the FDA for use in the processing of cord blood for cryopreservation.

•
The BioArchive System is a robotic cryogenic medical device used to cryopreserve and archive stem cells for future transplant and treatment.  Launched in fiscal 1998, our BioArchive Systems have been purchased by over 110 umbilical cord blood banks in over 35 countries to archive, cryopreserve and store stem cell preparations extracted from human placentas and umbilical cords for future use.

The BioArchive System is designed to store over 3,600 stem cell samples.  It is the only fully-automated, commercially available system on the market that integrates controlled-rate freezing, sample management and long term cryogenic storage in liquid nitrogen.  The robotic storage and retrieval of these stem cell units improves cell viability, provides precise inventory management and minimizes the possibility of human error.

Worldwide Cord Blood Banks Growth Rate (Data Gathered by ThermoGenesis)
	2005	2011	CAGR
Public Banks	116	176	7.2%
Private Banks	89	224	16.6%
Public/Private	4	15	24.6%
Total Banks	209	415	12.1%

Bone Marrow
•
The MarrowXpress® or MXP System, a sister product of the AXP and its accompanying disposable bag set isolates and concentrates stem cells from bone marrow aspirate and its initial application is for the preparation of cells for regeneration of bone in spinal fusion procedures.  The product is an automated, closed, sterile system that volume-reduces blood from bone marrow to a user-defined volume in 30 minutes, while retaining over 90% of the MNCs, a clinically important cell fraction. Self-powered and microprocessor-controlled, the MXP System contains flow control optical sensors that achieve precise separation.  In June 2008, we received the CE-Mark, enabling commercial sales in Europe.  In July 2008, we received authorization from the FDA to begin marketing the MXP in the U.S. for the preparation of cell concentrate from bone marrow.

•
The Res-Q 60 BMC, is a rapid, reliable, and easy to use product for cell processing at the point of care.  The product is a centrifuge-based disposable device designed for the isolation and extraction of specific stem cell populations from bone marrow.  The product was launched in 2009.  The key advantages of the Res-Q 60 BMC include (a) delivering a high number of target cells from a small sample of bone marrow, and (b) providing a disposable that is highly portable and packaged for the sterile field.  These features allow the physician to process bone marrow and return the cells to the patient in 15 minutes.  We intend to file a 510(k) application in fiscal 2012.

PRP
•
The Res-Q 60 PRP, is designed to be used for the safe and rapid preparation of autologous PRP from a small sample of blood at the point of care. The product allows PRP to be mixed with autograft and/or allograft bone prior to application to a bony defect in the body.  The Res-Q 60 PRP received FDA 510(k) clearance in June of 2011.

Other
The Company has begun efforts to divest or discontinue the following product lines which are not strategically aligned with our regenerative medicine strategy.

•
The ThermoLine® product line includes the ultra-rapid plasma ThermoLine Freezer and ultra-rapid plasma ThermoLine Thawer.  We offer two models of plasma freezers, which vary primarily by capacity and condenser type.  The ThermoLine freezer optimizes plasma freezing through its unique liquid heat transfer and uniform freezing technologies that can freeze units of blood plasma in approximately 30 minutes.  These products are suited for medium to large laboratories.  The Company plans to wind down the ThermoLine product line beginning fiscal 2012.

•
The CryoSeal® System is an automated system serving the wound market used to prepare an autologous hemostatic surgical sealant from a patient’s own blood or from a single donor in approximately one hour.  We received a Premarket Approval (“PMA”) to market the CryoSeal in liver resection surgeries in July 2007.  On June 16, 2010 we reached an agreement with Asahi in which Asahi paid us $1 million to provide CryoSeal products and clinical support services until such time as Asahi Kasei Medical Co., Ltd. (“Asahi”) assumes manufacturing of the product line in Japan or December 31, 2012, whichever comes first.  As part of the $1 million payment, we granted Asahi an option to acquire the CryoSeal product line, which may be exercised over the next five years.  On August 31, 2011, the Ministry of Health, Labour and Welfare (“MHLW”) in Japan approved the CryoSeal.

Sales and Distribution Channels

The chart below outlines the distribution network for our products.

Product	Distributor	Region
AXP System	GE Healthcare (“GEHC”)	U.S. and Canada, and approximately 25 countries throughout the world
	CEI	9 countries in Latin America
	Fenwal, Inc.	3 countries in Asia
	Delrus	Russian Federation and CIS countries
	HVD Vertriebs G.m.b.H.	Middle East
	ThermoGenesis	All other countries
BioArchive System	Fenwal, Inc.	3 countries in Asia
	CEI	6 countries in Latin America
	Additional Distribution Network	11 Distributors covering over 30 countries
	ThermoGenesis	All other countries including U.S., Canada and Australia
Res-Q 60 BMC	Celling Technologies	• U.S. orthopedic indications: Exclusive • Outside U.S. orthopedic indications: Non-exclusive
	CEI	9 countries in Latin America (non-exclusive in orthopedics)
	GEHC	U.S. (except orthopedics), Canada and 20 European countries
	Nanshan	China and Hong Kong, excluding Taiwan (non-exclusive in orthopedics)
	TotipotentSC	3 countries in Asia (non-exclusive in orthopedics)
Res-Q 60 PRP	BioParadox, LLC	Worldwide for cardiovascular and cardiac indications: Exclusive
MXP System	Celling Technologies	• U.S. orthopedic indications: Exclusive • Outside U.S. orthopedic indications: Non-exclusive
	CEI	9 countries in Latin America (non-exclusive in orthopedics)
	Nanshan	China and Hong Kong, excluding Taiwan (non-exclusive in orthopedics)
	TotipotentSC	3 countries in Asia (non-exclusive in orthopedics)
	ThermoGenesis	All other countries

Business Development

We continue to have encouraging discussions with a number of potential partners regarding growth opportunities beyond what we can develop in our core product development and geographic expansion efforts.  These include leveraging our technology platforms into new markets such as additional cord blood products, other potential bone marrow technologies and eventually adipose tissue processing products.

Through our business development efforts, we have explored a number of opportunities.  We have been in discussions with more than a dozen organizations since undertaking this initiative.  We expect other organizations will also be pursued.  We are optimistic that our business development efforts will generate increased sales and shareholder value.  See Item 1A “Risk Factors”.

Competition

Following are our major competitors, listed by each of our major products and disclosing the markets in which they currently distribute competing products.

Competitors/Markets	Area of Focus	Geographic Distribution
AXP System
Biosafe/Sepax	• Processing of cord blood	• Direct sales in the U.S. and major EU markets; local distribution network in Asia Pacific
BioE/PrepaCyte-CB	• Modified manual processing of cord blood	• Worldwide via local distribution networks
Pall Corporation	• Bag sets for manual processing	• U.S. and Europe
BioArchive
Chart Industries	• Cryopreservation of cells and tissue • BioRepository (Storage of cell lines, primarily in vials) • BioPharma (Storage of drugs or vaccines, primarily in vials) • Cord blood banks	• Worldwide via local distribution networks
Taylor-Wharton	• Cryopreservation of cells and tissue. • BioRepository • BioPharma • Cord blood banks	• Worldwide via local distribution networks
MXP System
Biosafe/Sepax	• Laboratory processing of bone marrow aspirate	• Direct sales in the U.S. and major EU markets; local distribution network in Asia Pacific
COBE Spectra	• Laboratory processing of bone marrow aspirate	• Worldwide
Ficoll-Paque	• Manual processing of bone marrow aspirate	• Worldwide distribution through GEHC
Res-Q 60 BMC
Terumo Cardiovascular Systems/SmartPReP2 BMAC	• Point of care and laboratory processing of bone marrow aspirate	• Worldwide direct
Biomet/MarrowStim	• Point of care processing of bone marrow aspirate	• Worldwide direct
Res-Q 60 PRP
Terumo Cardiovascular Systems/SmartPReP2 BMAC	• Point of care of peripheral blood	• Worldwide direct
Biomet/GPS III and the BioCUE	• Point of care processing of peripheral blood	• Worldwide direct

Scientific Overview

Stem Cells
Stem cells have the potential to develop into many different cell types and serve as a repair system for the body.  They can divide without limit to replenish other cells as long as the person or animal is alive.  When a stem cell divides, each new cell has the potential to either remain a stem cell or become another type of cell with a more specialized function, such as a muscle, a red blood or a brain cell.

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

It is reported that stem cells can be found in umbilical cord blood, bone marrow, the brain, peripheral blood, fat, blood vessels, amniotic fluid, skeletal muscle, skin, the placenta, menstrual blood and the liver.  Our products have been used in cord blood and bone marrow applications.  The technologies we are using for bone marrow also have application in PRP procedures.  We are currently evaluating opportunities for our technology in the adipose stem cell market.

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

Stem cell therapies include:

•	Regeneration of bone marrow damaged by high-dose chemotherapy or radiation therapy used to treat patients with a variety of cancers such as leukemia and lymphoma;

•	Providing genetically healthy and functioning bone marrow to treat patients with more than 60 life threatening genetic diseases such as sickle cell anemia and immunodeficiency; and

•	Regenerating and repairing tissue including the treatment of myocardial infarction, peripheral limb ischemia and non-union bone fractures.

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

Clinical Evaluations

We believe that increasing the amount of available clinical data demonstrating the efficacy of our products shall be a major effort of our growth strategy.  As such, indication-specific clinical data will be essential for broad market acceptance and regulatory approval.

Below are examples of third party clinical evaluations we are supporting:

Sponsor/Site	Product	Indication	Purpose	Status
TotipotentSC/ Fortis Hospital, New Delhi, India	Res-Q	CLI /Peripheral Artery Disorder (“PAD”)	Purpose is to establish Res-Q BMC safety/efficacy for CLI	Underway
Dr. Gu/XianWu Hospital, Beijing, China	Res-Q	CLI/PAD	Purpose is to establish Res-Q BMC safety/efficacy for CLI	Patient enrollment to begin September 2011
Celling Technologies/ UC Davis	Res-Q	Non-union bone fractures	Purpose is to establish Res-Q BMC safety/efficacy for non-union bone fractures.	Underway
Prof. Sica/Second University of Naples, Italy	MXP	CLI /PAD	Purpose is to establish MXP BMC safety/efficacy for CLI	Patient enrollment complete. Monitoring for follow-up.

Research and Development

Our research and development activities in fiscal 2011 focused principally on the regenerative medicine market and on upgrades to our existing products.  Specific activities included redesigns to meet changing regulatory requirements and enhancements for manufacturability and customer requests.  Redesigns helped reduce manufacturing costs on relatively flat volumes.  Research and development expenses were $3,003,000, $5,013,000 and $5,222,000 for the years ended June 30, 2011, 2010 and 2009, respectively.  These totals include expenses related to engineering, regulatory, scientific and clinical affairs.

In fiscal 2012, development will continue to target both cost reduction and new product generation.  The Company plans to evaluate product line extensions and enhancements for new disposables for the cord blood market and new point of care disposables to accommodate modified cell compositions for new performance requirements and new cell sources.  The Company is also planning additional cost reduction work in all areas of disposables; the full effects will be felt in fiscal 2013 and beyond.

The Company had no customer-sponsored research and development expense in fiscal 2011.

Manufacturing

Our long-term manufacturing strategy is to utilize high quality, low cost contract manufacturers for the routine production of our products.  We outsource the manufacture of the majority of our disposable products.  During fiscal 2011, we launched and ramped up an off-shore producer of medical disposable products, to manufacture AXP and MXP bag sets.  This allowed the Company to reduce its reliance on other higher cost, domestic suppliers.  It also proved to be an important step forward in quality and assurance of supply.  For other products, the Company will look to leverage its relationship with key suppliers to lower costs and improve quality over the next couple of years.

The majority of raw materials used to produce the Company’s products are readily available from a variety of sources and, as such, the Company does not anticipate any shortage of supply.  However, the Company does obtain certain disposable products and custom components from a limited number of suppliers.  In the event it becomes necessary to obtain materials from a new supplier, we would first be required to qualify the quality systems and product of that alternative supplier.

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

Our quality system has been created to be harmonized with domestic and international standards and is focused to ensure it is appropriate for the specific devices we manufacture.  Our corporate quality policies govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of all finished devices intended for human use. These requirements are intended to ensure that finished devices will be safe and effective and otherwise in compliance with the FDA Quality System Regulation (21 CFR 820) administered by the FDA and the applicable rules of other governmental agencies.

We, as well as any contract manufacturers of our products, are subject to inspections by the FDA and other regulatory agencies for compliance with applicable regulations, codified in the Quality System Regulations (“QSR”) which include requirements relating to manufacturing processes, extensive testing, control documentation and other quality assurance procedures.  Our facilities have undergone International Organization of Standards (“ISO”) 13485:2003 and European Union Medical Device Directive (93/42/EEC) (“MDD”) inspections and we have obtained approval to CE-Mark our products.  UL/CSA approval has also been obtained for our CryoSeal, BioArchive, MXP and AXP products.  We have obtained the CE-Mark for the Res-Q product line.  Failure to obtain or maintain necessary regulatory approvals to market our products would have a material adverse impact on our business.

Regulatory Strategy

Our regulatory strategy is to be involved in selective clinical programs that generate data to help fuel adoption of our product offerings.  We have a quality and regulatory compliance management system that complies with the requirements of the ISO 13485: 2003 standard, the FDA’s QSR, the European Union MDD, the Canadian Medical Device Regulations (“SOR 98-282”), and other applicable local, state, national and international regulations.

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

Class III Devices
Before certain medical devices may be marketed in the U.S., they must be approved by the FDA.  FDA approval depends on the classification of the device.  If the product is a Class III device, the FDA approval process includes the following:

•	Extensive pre-clinical laboratory and animal testing,
•	Submission and approval of an Investigational Device Exemption (“IDE”) application,
•	Human clinical trials (Phase III) to establish the safety and efficacy of the medical device for the intended indication, and
•	Submission and approval of a PMA to the FDA.

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

Class II Devices
Several of our medical devices, such as the BioArchive, Res-Q 60 PRP and AXP are categorized as Class II.  These devices have a lower potential safety risk to the patient, user, or caregiver.  A PMA submission is not a requirement for these devices.  A similar (but simpler and shorter) process of premarket notification, known as a 510(k) submission, is required to demonstrate that the device is as safe and effective as a substantially-equivalent medical device that has been legally marketed in the U.S. prior to May 29, 1976.  Once the FDA has notified the Company that the product file has been cleared, the medical device may be marketed and distributed in the U.S.

Class I Devices
Some of our products, such as MXP and Res-Q 60 BMC that have minimal risk to the intended user have been deemed by the FDA as being exempt from FDA approval or clearance processes.  While submissions to the FDA are not a requirement for these Class I (low risk) devices, compliance with the QSR is still mandated.

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

In February of 2008, the Company initiated a voluntary recall for its AXP processing bag sets.  The product was recalled as a result of the omission of endotoxin testing during lot release testing.  The Company developed a process, with the approval of the FDA and other regulatory agencies, to assess each manufactured lot and perform the appropriate testing.  To date, all lots have been “reconditioned” through the testing process.  A recall closure request along with appropriate objective evidence was submitted to and approved by the FDA allowing ThermoGenesis to close this recall.

Each manufacturing establishment must be registered with the FDA and is subject to a biennial inspection for compliance with the Federal Food, Drug, and Cosmetic Act and the QSRs.  In addition, each manufacturing establishment in California must be registered with the California State Food and Drug Branch of the California Department of Public Health and be subject to an annual inspection by the State of California for compliance with the applicable state regulations.  Companies are also subject to various environmental laws and regulations, both within and outside the U.S.  Our operations involve the use of substances regulated under environmental laws, primarily manufacturing and sterilization processes.  Workplace safety, hazardous material, and controlled substances regulations also govern our activities.  The Company has a California Environmental Protection Agency Identification number for the disposal of biohazardous waste from its research and development biological lab.  Our cost associated with with environmental law compliance is immaterial.  This year, the California State Food and Drug Branch of the California Department of Public Health completed a quality system compliance audit resulting with zero observations.  The FDA has not audited ThermoGenesis this year.

International Regulatory Requirements
Internationally, we are required to comply with a multitude of other regulatory requirements.  To legally market our medical devices in Canada, for example, we fall under the auspices of Health Canada and the Canadian Medical Device Regulations.  Health Canada reviews medical devices to assess their safety, effectiveness, and quality before allowing them to be authorized for sale in Canada.  The Therapeutic Products Directorate (“TPD”) undertakes a variety of activities, including the promulgation of policies and regulations to support its role as the federal regulatory authority for the sale of medical devices in Canada.  In Canada, manufacturers must receive a medical device license for certain health products defined as a "device" under the Canadian Food and Drugs Act before they can be sold on the Canadian market.  To determine which devices need a license, medical devices are categorized based on the risks associated with their use. Prior to selling a device in Canada, manufacturers of Class II, III and IV devices must obtain a medical device license.  Although Class I devices do not require a license, manufacturers, distributors, and importers are required to obtain an establishment license.  Health Canada requires medical device manufacturers to use a quality system certificate as evidence of compliance to the appropriate regulatory quality system requirement and Health Canada will only accept quality system certificates that have been issued by special third party recognized auditing organizations (registrars) under the Canadian Medical Devices Conformity Assessment System (“CMDCAS”).  The Medical Devices Regulations require class II, III and IV medical devices to be designed and/or manufactured under ISO 13485:2003.

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

Patents and Proprietary Rights

The Company believes that patent protection is important for products and potential segments of its current and proposed business.  In the U.S., the Company currently holds 19 patents, and has 3 patents pending to protect the designs of products which the Company intends to market.  There can be no assurance, however, as to the breadth or degree of protection afforded to the Company or the competitive advantage derived by the Company from current patents and future patents, if any.  Although the Company believes that its patents and the Company’s existing and proposed products do not infringe upon patents of other parties, it is possible that the Company’s existing patent rights may be challenged and found invalid or found to violate proprietary rights of others.  In the event any of the Company’s products are challenged as infringing, the Company would be required to modify the design of its product, obtain a license or litigate the issue.  There is no assurance that the Company would be able to finance costly patent litigation, or that it would be able to obtain licenses or modify its products in a timely manner.  Failure to defend a patent infringement action or to obtain a license or implementation of modifications would have a material adverse effect on the Company’s continued operations.

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

Licenses and Distribution Rights

Nanshan
In November 2010, the Company and Nanshan entered into an International Distributor Agreement.  Under the terms of the agreement, Nanshan obtained rights to sell, distribute, and service the Company’s MXP and Res-Q product lines in the People’s Republic of China and Hong Kong (not including Taiwan).  The term of the agreement is for four years, subject to extension rights.  Nanshan was granted restricted common stock upon execution of the agreement in the amount of .5% of the total outstanding common stock of the Company which equaled 70,117 shares.  Nanshan has the right to additional grants of restricted common stock of the Company over the term of the agreement in an amount up to 806,000 shares upon the achievement of certain milestones up to $43 million in cumulative sales.

BioParadox LLC (“BioParadox”)
In October 2010, the Company and BioParadox entered into a License and Distribution Agreement.  Under the terms of the agreement BioParadox obtained exclusive world-wide rights for the use, research and commercialization of the Res-Q technology in the production of PRP in the diagnosis, treatment and prevention of cardiovascular disease.  The term of the agreement will depend on the satisfaction by BioParadox of certain milestones, or the payment of extension fees.  If certain delivery or financial metrics are not maintained, the agreement requires the Company to place in escrow the detailed instructions for manufacturing the products.  BioParadox will have the right to manufacture the product for the cardiac field for the term of the agreement in the event of a default by the Company or if certain on-time delivery metrics or supply requirements are not met.

Asahi
In June 2010, the Company and Asahi entered into an amendment (the "Amendment") of their Distribution and License Agreement, originally effective March 28, 2005.  Under the terms of the Amendment, Asahi obtained exclusive rights to distribute the CryoSeal System in South Korea, North Korea, Taiwan, the People’s Republic of China, the Philippines, Thailand, Singapore, India and Malaysia.  These rights included the exclusive right to market, distribute and sell the processing disposables and thrombin reagent for production of thrombin in a stand alone product.  The Company will provide support to Asahi in the form of maintaining manufacturing capabilities of the CryoSeal System until the earlier of when Asahi receives regulatory approval from the MHLW or December 31, 2012, upon which the Company shall have no further obligation to manufacture.  Asahi received regulatory approval on August 31, 2011.  Asahi shall continue to have the right to manufacture such products in Japan and shall additionally have a non-exclusive right to manufacture such products outside of Japan and would make royalty payments to the Company for products it manufactures and sells.  The Amendment extends the agreement eight years with automatic one year renewals.  Asahi paid us a $1,000,000 license fee, of which $400,000 is refundable if the Company fails to provide technical support or maintain manufacturing capabilities as specified in the Amendment.

In connection with the above-described Amendment, the Company and Asahi also entered into an Option Agreement ("Option Agreement").  Under the terms of the Option Agreement, the Company granted Asahi an option to purchase certain intellectual property rights of the Company for the CryoSeal System, including, but not limited to, patents and patent applications, FDA-PMA ownership relating to the products and certain contracts and contractual relationships. Asahi may exercise the Option Agreement at any time after the effective date of the Amendment, but no later than the earlier of the fifth anniversary of the Amendment or 90 days after receiving regulatory approval from the MHLW.

Cord Blood Registry Systems, Inc. (“CBR”)
In June 2010, the Company and CBR entered into a License and Escrow Agreement as a method to provide assurances to CBR of continuity of product delivery and manufacturing for CBR’s business, and to alleviate concerns about long term supply risk.  We are the sole provider for CBR of devices and disposables used in the processing of cord blood samples in CBR’s operations.  Under the agreement, the Company granted CBR a non-exclusive, royalty-free license to certain intellectual property necessary for the potential manufacture and supply of AXP devices and certain AXP disposables.  The license is for the sole and limited purpose of manufacturing and supplying the AXP and related disposables for use by CBR.  The licensed intellectual property will be maintained in escrow and will be released to and used by CBR if and only if the Company defaults under the Agreement.  Default occurs if the Company (1) fails to meet certain positive cash flow metrics for each rolling quarterly measurement period beginning December 31, 2010, except where the following two measures are met, (2) failure to meet cash balance and short-term investments of at least $6 million at the end of any given month, or (3) failure to meet a quick ratio of 2 to 1 at the end of any given month.  The Company is in compliance at June 30, 2011.

On August 22, 2006, the Company announced that GEHC and CBR, the world’s largest family cord blood bank, signed a multi-year contract to supply CBR with the Company’s AXP System.  In conjunction with this agreement, the Company signed a Product Development and Supply Assurance Agreement with CBR which assures the supply of AXP products for a 15-year period.  This agreement also initiates the development of an advanced cord blood stem cell container.

GEHC
In May 2010, the Company and GEHC signed a non-exclusive distribution agreement for the Res-Q 60 BMC System.  Under the agreement, GEHC has the right to distribute the Res-Q 60 BMC in the U.S., excluding orthopedic indications, Canada and 19 European countries.  The agreement has a two and a half year term, with automatic one year renewals, unless terminated by either party with six months advance notice.  The Agreement provides for a price reduction mechanism should the Company fail to meet certain product quality and delivery metrics.

In January 2010, the Company and GEHC also signed an amendment (the "Amendment") to extend their Amended and Restated International Distribution Agreement, effective February 1, 2010. Under the terms of the Amendment, the contract runs through July 31, 2012, GEHC will continue to distribute the AXP product line in the United States, Canada and approximately 25 countries throughout the world, excluding certain countries in Latin America, Asia, CIS, Eastern Europe and the Middle East. The parties will implement a Joint Operating Committee to oversee, review and coordinate marketing and sales activities and performance of the parties. GEHC will provide incremental funding for marketing support and market research beyond its previous commitments. The Amendment provides incentives for both parties related to sales success, product quality and delivery. The Amendment will automatically renew for one year terms unless terminated at least six months prior to the end of the then current term.  Under the original agreement, signed October 13, 2005, the Company received fees for the rights granted under the agreement.  The amounts received are being recognized as revenue on the straight-line method over the initial five year term of the contract.

Fenwal, Inc. (“Fenwal”)
In March 2010, the Company and Fenwal signed a five-year distribution agreement.  Under the agreement, Fenwal will have exclusive rights to market and distribute the AXP System and BioArchive System for use in cord blood processing and storage in China, India and Japan.

Celling Technology, LLC. (“Celling”)
In September 2008, the Company and Celling signed a distribution agreement for the Company’s MXP and Res-Q 60 BMC product lines.  The distribution rights are for the field of use in orthopedic intraoperative or point of care applications.  The five-year agreement provides Celling with an initial two-year period of exclusive distribution rights in the U.S. and non-exclusive distribution rights throughout the rest of the world, excluding Central and South America, Russia and certain Eastern European countries.  The exclusivity period and field of use may be extended under certain circumstances. The parties amended the agreement on July 29, 2009 to provide shared funding for clinical studies to demonstrate the clinical effectiveness of the products in orthopedic applications.

New York Blood Center (“NYBC”)/Pall Medical
In March 1997, the Company and NYBC, as licensors, entered into a license agreement with Pall Medical, a subsidiary of Pall Corporation, as a Licensee through which Pall Medical became the exclusive worldwide manufacturer (excluding Japan) for a system of sterile, disposable containers developed by the Company and NYBC for the processing of hematopoietic stem cells sourced from placental cord blood (“PCB”).  The system is designed to simplify and streamline the harvesting of stem cells from umbilical cord blood and the manual concentration, cryopreservation (freezing) and transfusion of the PCB stem cells while maintaining the highest stem cell population and viability from each PCB donation.  In May 1999, the Company and Pall Medical amended the original agreement, and the Company regained the rights to distribute the bag sets outside North America and Europe under the Company’s name.

Backlog

Our backlog was $1,118,000 and $600,000 as of June 30, 2011 and 2010, respectively.  Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months.  Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge.  Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.

Employees

As of June 30, 2011, the Company had 70 employees, 31 of whom were engaged in manufacturing and quality control, 14 in research and new product development, regulatory affairs, clinical and scientific affairs, 11 in sales, marketing and customer service, and 14 in administration.  The Company also utilizes temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing.  None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage.

FOREIGN SALES AND OPERATIONS
For fiscal 2011, foreign sales were $9,655,000 or 41% of net revenues.  For fiscal 2010, foreign sales were $9,261,000 or 40% of net revenues.  For fiscal 2009, foreign sales were $8,310,000 or 42% of net revenues.

Our AXP and MXP bag sets are manufactured by a contract supplier in Costa Rica.

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

ITEM 1A.  RISK FACTORS

An investment in ThermoGenesis’ common stock is subject to risks inherent to our business.  The material risks and uncertainties that management believes affect us are described below.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report.  The risks and uncertainties described below are not the only ones facing ThermoGenesis.  Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also impair ThermoGenesis’ business operations.  This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Related to Our Business
Our Future Revenue Growth is Dependent on our New Products Being Accepted and Our Existing Products being Accepted for New Indications or into New Markets and We Are Not Sure They Will Be Accepted.  The acceptance of our products into new markets or for new indications will depend upon the medical community and third-party payers accepting the products as clinically useful, reliable, accurate, and cost effective compared to existing and future products or procedures.  Acceptance will also depend on our ability to adequately train technicians on how to use our existing and future products.  Even if our products are released for sale, their use may not be recommended by the medical profession or hospitals unless acceptable reimbursement from healthcare and third party payers is available.  Failure of these products to achieve significant market share could have material adverse effects on our long term business, financial condition, and results of operation.

Outcomes of Pending or Future Clinical Trials or Evaluations May be Negative and the Regenerative Medicine Market May not Expand, or May Not Expand in the Areas Targeted by our Products.  The marketing and sales of new products may depend on successful clinical trial or evaluation outcomes in the regenerative medicine areas targeted by our products and the approval of regulators.  Clinical trials also represent a significant expenditure of resources. Negative clinical trial results in connection with our products or in the areas targeted by the Company could negatively impact regulatory approval or market acceptance of our products.  Unfavorable clinical trials or failure of study results to obtain regulatory approval or target areas with successful clinical trials, could have material adverse effects on our long term business, financial condition, and results of operations.

A Significant Portion of our Revenue is Derived from Customers in Foreign Countries.  We may Lose Revenues, Market Share, and Profits due to Exchange Rate Fluctuations, Political and Economic Changes Related to our Foreign Business.  In the year ended June 30, 2011, sales to customers in foreign countries comprised approximately 41% of our revenues.  This compares to 40% in fiscal 2010.  Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world.  Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors.  Potentially volatile shifts in exchange rates may negatively affect our financial position and results.

The Loss of a Significant Distributor or End User Customer may Adversely Affect our Financial Condition and Results of Operations.  Revenues from one significant distributor comprised 33% of our revenues for the year ended June 30, 2011 and approximately 57% of the significant distributor’s revenue came from one customer.  The loss of a large end user customer or distributor may decrease our revenues.

Risks Related to Our Operations
Our Inability to Protect Our Patents, Trademarks, Trade Secrets and Other Proprietary Rights could Adversely Impact Our Competitive Position.  We believe that our patents, trademarks, trade secrets and other proprietary rights are important to our success and our competitive position.  Accordingly, we devote substantial resources to the establishment and protection of our patents, trademarks, trade secrets and proprietary rights.  We use various methods, including confidentiality agreements with employees, vendors, and customers, to protect our trade secrets and proprietary know-how for our products.  We currently hold patents for products, and have patents pending in certain countries for additional products that we market or intend to market.  However, our actions to establish and protect our patents, trademarks, and other proprietary rights may be inadequate to prevent imitation of our products by others or to prevent others from claiming violations of their trademarks and proprietary rights by us.  If our products are challenged as infringing upon patents of other parties, we may be required to modify the design of the product, obtain a license, or litigate the issues, all of which may have an adverse business effect on us.

We May be Subject to Claims That Our Products or Processes Infringe the Intellectual Property Rights of Others, Which May Cause us to Pay Unexpected Litigation Costs or Damages, Modify Our Products or Processes or Prevent us From Selling Our Products.  Although it is our intention to avoid infringing or otherwise violating the intellectual property rights of others, third parties may nevertheless claim that our processes and products infringe their intellectual property and other rights.  Our strategies of capitalizing on growing international demand as well as developing new innovative products across multiple business lines present similar infringement claim risks both internationally and in the United States as we expand the scope of our product offerings and markets.  We compete with other companies for contracts in some small or specialized industries, which increases the risk that the other companies will develop overlapping technologies leading to an increased possibility that infringement claims will arise. Whether or not these claims have merit, we may be subject to costly and time-consuming legal proceedings, and this could divert our management’s attention from operating our business.  In order to resolve such proceedings, we may need to obtain licenses from these third parties or substantially re-engineer or rename our products in order to avoid infringement. In addition, we might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer or rename our products successfully.

We May Not be Able to Protect Our Intellectual Property in Countries Outside the United States.  Intellectual property law outside the United States is uncertain and in many countries is currently undergoing review and revisions.  The laws of some countries do not protect our patent and other intellectual property rights to the same extent as United States laws.  This is particularly relevant to us as a significant amount of our current and projected future sales are outside of the United States.  Third parties may attempt to oppose the issuance of patents to us in foreign countries by initiating opposition proceedings.  Opposition proceedings against any of our patent filings in a foreign country could have an adverse effect on our corresponding patents that are issued or pending in the United States.  It may be necessary or useful for us to participate in proceedings to determine the validity of our patents or our competitors’ patents that have been issued in countries other than the U.S.  This could result in substantial costs, divert our efforts and attention from other aspects of our business, and could have a material adverse effect on our results of operations and financial condition.

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

We are Heavily Reliant on a Single Distributor to Market and Sell our AXP Products.  We are Heavily Reliant on a Single Distributor to Market and Sell our MXP and Res-Q Systems.  We have limited control over our distributor’s sales and marketing efforts.  Although we have added distributors in other territories and other indications, we must manage our distribution network effectively to gain additional revenue and gross profit.  Since the AXP System and Res-Q products are a significant portion of our revenues and projected revenue growth, a delay or failure by our distributors to successfully market these products may decrease our future revenues and competitive advantage.

Our Business is Indirectly Subject to Customer and Distributor Inventory Requirements and Continuity of Inventory Purchasing.  Our end user customers may have separate agreements with our distributors that require them to hold a certain level of inventory. Similarly, other customers have historically purchased ahead of their utilization to insure growth within their business, particularly for the processing of stem cells.  Given the tightening of credit and other financial constraints, including further downturns in collection and processing for cord blood, our customers could reduce the amount of inventory levels our distributors hold, or which they hold internally in lieu of new purchases.  In addition, termination of distribution agreements may cause the sale of product inventory by such distributors, which may result in a surplus of product availability in the market.  If these events were to occur, future sales of our products could decline significantly, which would have a material adverse effect on our financial performance in any future period where such events occur.

Failure to Meet the Quality and Delivery Metrics specified in the GEHC Distribution Agreements could Decrease our Revenues.  Under the AXP and Res-Q distribution agreements with GEHC, if we fail to meet certain quality and delivery metrics, the price paid by GEHC will be reduced in the following quarter.  If this were to occur, our revenues would be negatively impacted.

Failure to Meet Certain Financial Covenants could Decrease our AXP or Future Res-Q Revenues.  Under certain license and escrow agreements, if we fail to meet certain financial covenants, other companies may take possession of the escrowed intellectual property and initiate manufacturing of the applicable device and disposables. If this were to occur, our revenues would be negatively impacted.

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

Our Inability to Successfully Identify and Complete Acquisitions or Successfully Integrate Any New Products Could Have a Material Adverse Effect on Our Business. Our current business strategy includes the acquisition of technologies and products that complement or augment our existing products and services.  Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory, including antitrust, approvals. We may not be able to identify and successfully complete transactions.  Any acquisitions we may complete may be made at a substantial premium over the fair value of the net identifiable assets. Further, we may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business.

Risks Related to Our Industry
We and our Customers are Subject to Various Political, Economic and Regulatory Changes in the Healthcare Industry that Could Force us to Modify how we Develop and Price our Components, Affect our Manufacturing Capabilities and Services, and Could Harm our Business.  The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state levels. Regulations affecting the healthcare industry in general, and the medical device industry in particular, are complex, change frequently and have tended to become more stringent over time. In addition, these regulations may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants, including medical device companies, operate. A change in regulations could impair our ability to operate profitably.  In addition, any failure by us to comply with applicable government regulations could also result in the cessation of portions or all of our operations, impositions of fines and restrictions on our ability to continue or expand our operations.

Our Business is Heavily Regulated, Resulting in Increased Costs of Operations and Delays in Product Sales.  Many of our products require FDA approval or clearance to sell in the U.S. and will require approvals from comparable agencies to sell in foreign countries.  These authorizations may limit the U.S. or foreign markets in which our products may be sold.  Further, our products must be manufactured under requirements of our quality system for continued CE-Marking so they can continue to be marketed and sold in Europe.  These requirements are similar to the QSR of both the FDA and California Department of Public Health.  Failure to comply with or inappropriately interpret these quality system requirements and regulations may subject the Company to delays in production while it corrects deficiencies found by the FDA, the State of California, or the Company’s Notifying Body as a result of any audit of our quality system.  If we are found to be out of compliance, we could receive a Warning Letter or an untitled letter from the FDA or even be temporarily shut down in manufacturing and product sales while the non-conformances are rectified.  Also, we may have to recall products and temporarily cease their manufacture and distribution, which would increase our costs and reduce our revenues.  The FDA may also invalidate our PMA or 510(k) if appropriate regulations relative to the PMA or 510(k) product are not met.  The Notified Bodies may elect to not renew CE-Mark certification.  Any of these events would negatively impact our revenues and costs of operations.

Future Regulatory Changes May Affect Our Business.  On August 3, 2010, the FDA released for public comment two internal working group reports with numerous recommendations (1) to improve the 510(k) process, and (2) to utilize science in regulatory decision making in ways that encourage innovation yet maintain predictability.  In addition, the Institute of Medicine (“IOM”) has conducted an independent evaluation of the 510(k) program.  A timeline has been set to implement numerous recommendations by the end of 2011.  Beyond 2011, we anticipate significant changes will result in the way 510(k) programs will operate and the data requirements, including clinical data, to obtain 510(k) clearance or PMA approval.  We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances or PMA approvals in a timely manner or the effect on our business.

Changes in Governmental Regulations may Reduce Demand for our Products or Increase our Expenses. We compete in many markets in which we and our customers must comply with federal, state, local and international regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by those regulations. Any significant change in regulations could reduce demand for our products or increase our expenses. For example, many of our instruments are marketed to the industry for enabling new regenerative therapies.  Changes in the U.S. FDA’s regulation of the devices and products directed at regenerative medicine, and development process for new therapeutic applications could have an adverse effect on the demand for these products.

To Sell in International Markets, We Will be Subject to Regulation in Foreign Countries. In cooperation with our distribution partners, we intend to market our current and future products both domestically and in many foreign markets. A number of risks are inherent in international transactions.  In order for us to market our products in certain non-U.S. jurisdictions, we need to obtain and maintain required regulatory approvals or clearances and must comply with extensive regulations regarding safety, manufacturing processes and quality.  These regulations, including the requirements for approvals or clearances to market, may differ from the FDA regulatory scheme.  International sales also may be limited or disrupted by political instability, price controls, trade restrictions and changes in tariffs.  Additionally, fluctuations in currency exchange rates may adversely affect demand for our products by increasing the price of our products in the currency of the countries in which the products are sold.

There can be no assurance that we will obtain regulatory approvals or clearances in all of the countries where we intend to market our products, or that we will not incur significant costs in obtaining or maintaining foreign regulatory approvals or clearances, or that we will be able to successfully commercialize current or future products in various foreign markets.  Delays in receipt of approvals or clearances to market our products in foreign countries, failure to receive such approvals or clearances or the future loss of previously received approvals or clearances could have a substantial negative effect on our results of operations and financial condition.

Competition in Our Industry is Intense and Will Likely Involve Companies with Greater Resources than We Have.  We hope to develop a competitive advantage in the medical applications of our products, but there are many competitors that are substantially larger and possess greater financial resources and more personnel than we do.  Our current principal market is cord blood banks, and with regards to the BioArchive and AXP Systems, numerous larger and better-financed medical device manufacturers may choose to enter this market as it develops.

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

Product Liability and Uninsured Risks May Adversely Affect the Continuing Operations.  We operate in an industry susceptible to significant product liability claims.  We may be liable if any of our products cause injury, illness, or death.  These claims may be brought by individuals seeking relief or by groups seeking to represent a class.  We also may be required to recall certain of our products should they become damaged or if they are defective.  We are not aware of any material product liability claims against us.  However, product liability claims may be asserted against us in the future based on events we are not aware of at the present time.  We maintain a product liability policy for $3,000,000 and a general liability policy that includes product liability coverage of $1,000,000 per occurrence and $2,000,000 per year in the aggregate.  However, a product liability claim against us could have a material adverse effect on our business or future financial condition.

Risks Related to Operating Results and Financial Markets
We Have Incurred Net Losses since Our Inception and Losses May Continue.  Except for net income of $11,000 for fiscal 1994, we have not been profitable since our inception.  For the fiscal year ended June 30, 2011, we had a net loss of $2,576,000 and an accumulated deficit at June 30, 2011, of $106,119,000.  We will continue to incur significant costs as we develop and market our current products and related applications.  Although we are executing our business plan to develop, market and launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales.

We May Need to Raise Additional Capital in the Future to Fund Our Operations.  We May be Unable to Raise Funds When Needed or on Acceptable Terms.  During the year ended June 30, 2011, we raised net proceeds of $3.9 million through a public offering of common stock and warrants.  As of June 30, 2011, we had a cash balance of $12,309,000.  Based on our cash balance, historical trends, planned cost reductions and future revenue projections, we believe our current funds are sufficient to provide for our projected needs to maintain operations and working capital requirements for at least the next 12 months.  However, if actual sales do not meet expectations, or product development, marketing and production costs increase significantly, we may need to seek additional financing beyond the next 12 months. We may also raise money for strategic initiatives which may be dilutive.  Any additional equity financings may be dilutive to our existing stockholders.

The Continuing Crisis in the U.S. and World Financial and Securities Markets Could Have a Material Adverse Effect on our Customers’ Business and Affect our Operations and Revenues.  Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate.  The current economic conditions including the lingering effects of the global recession could adversely impact our business in fiscal year 2012 and beyond, resulting in:

•	reduced demand for some of our products;
•	increased rate of order cancellations or delays;
•	increased risk of excess and obsolete inventories; and
•	increased pressure on the prices for our products and services.

Demand for most of our products depends on capital spending policies of our customers and on government funding policies.  Our customers include stem cell banks (both private and non-profit), laboratories, universities, healthcare providers, government agencies and public and private research institutions.  Many factors, including public policy spending priorities, available resources and product and economic cycles, have a significant effect on the capital spending policies of these entities.  These policies in turn can have a significant effect on the demand for our products.  Further, the current economic crisis heightens the risk that our customers may lack the funding or credit facilities that they may have previously used for acquiring our products.  Such credit or funding restrictions could delay or lower our future revenues.

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

Risks Related to Our Common Stock
Trading Prices for our Common Stock Have Been, and May Continue To Be, Volatile.  The trading price of our common stock has been subject to wide fluctuations and may continue to be volatile in the future.  Trading price fluctuations can be caused by a variety of factors, many of which are beyond our control, including, among other things:

•	Variations in operating results;
•	Regulatory actions, such as product recalls;
•	Governmental regulatory acts;
•	Biological or medical discoveries;
•	Changes in earnings estimates by securities analysts; and
•	Market conditions in our industry and the economy as a whole.

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

ITEM 3.     LEGAL PROCEEDINGS

The Company and its property are not a party to any pending material legal proceedings. In the normal course of operations, the Company may have disagreements or disputes with employees, vendors or customers.  These disputes are seen by the Company’s management as a normal part of business, and there are no currently pending actions or threatened actions that management believes would have a significant material impact on the Company’s financial position, results of operations or cash flows.

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

Fiscal 2011	High	Low	Fiscal 2010	High	Low

First Quarter (Sep. 30)	$2.89	$1.76	First Quarter (Sep. 30)	$2.92	$2.16
Second Quarter (Dec. 31)	$3.76	$2.32	Second Quarter (Dec. 31)	$2.80	$2.24
Third Quarter (Mar. 31)	$3.82	$1.97	Third Quarter (Mar. 31)	$3.08	$2.04
Fourth Quarter (June 30)	$2.47	$1.91	Fourth Quarter (June 30)	$3.20	$1.84

The Company has not paid cash dividends on its common stock and does not intend to pay a cash dividend in the foreseeable future.  There were approximately 284 stockholders of record on June 30, 2011 (not including street name holders).

The following graph compares the performance of the Company’s common stock during the period June 30, 2006 to June 30, 2011, with the NASDAQ Stock Market Index and the Company’s peer group of NASDAQ stocks:

	6/06	6/07	6/08	6/09	6/10	6/11
ThermoGenesis Corp.	100.00	66.99	33.98	15.29	11.82	12.20
NASDAQ Composite	100.00	122.33	108.31	86.75	100.42	132.75
Peer Group	100.00	124.08	119.39	76.55	95.93	145.14

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

ThermoGenesis Corp.
Five-Year Review of Selected Financial Data

	Year Ended June 30,
Summary of Operations	2011	2010	2009	2008	2007
Net revenues	$23,400,000	$23,088,000	$19,799,000	$21,946,000	$16,751,000

Cost of revenues	(14,563,000)	(15,643,000)	(14,106,000)	(14,976,000)	(11,554,000)

Gross profit	8,837,000	7,445,000	5,693,000	6,970,000	5,197,000

Selling, general and administration	(8,669,000)	(7,686,000)	(9,249,000)	(10,165,000)	(9,630,000)
Research and development	(3,003,000)	(5,013,000)	(5,222,000)	(7,172,000)	(4,108,000)
Interest and other income, net	268,000	61,000	228,000	1,186,000	1,765,000
Net loss	$(2,567,000)	$(5,193,000)	$(8,550,000)	$(9,181,000)	$(6,776,000)
Per share data:
Basic and diluted net loss per common share	$(0.17)	$(0.37)	$(0.61)	$(0.66)	$(0.49)

Balance Sheet Data	2011	2010	2009	2008	2007

Cash, cash equivalents and short term investments	$12,309,000	$10,731,000	$15,631,000	$25,287,000	$33,379,000

Working capital	$18,976,000	$16,587,000	$20,923,000	$29,978,000	$37,759,000

Total assets	$24,399,000	$24,030,000	$27,655,000	$38,282,000	$43,790,000

Total liabilities	$4,306,000	$6,251,000	$5,201,000	$7,757,000	$5,978,000

Total stockholders’ equity	$20,093,000	$17,779,000	$22,454,000	$30,525,000	$37,812,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Stock-Based Compensation:
The Company calculates stock-based compensation on the date of the grant using the Black Scholes-Merton option-pricing formula.  The compensation expense is then amortized over the vesting period.  The Company uses the Black-Scholes-Merton option-pricing formula in determining the fair value of the Company’s options at the grant date and applies judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option.  The Company’s estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.  If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to record additional compensation, which could have a material impact on the Company’s financial position and results of operations.

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

Results of Operations for the Year Ended June 30, 2011 as Compared to the Year Ended June 30, 2010

Net Revenues:
Net revenues for the year ended June 30, 2011 were $23,400,000 compared to $23,088,000 for the year ended June 30, 2010, an increase of $312,000 or 1%.  Our revenues have remained consistent with the prior year as our increase in revenues from Res-Q disposables was offset by a decrease in revenues from AXP and BioArchive disposables.  Res-Q disposables increased as our distributor, Celling Technologies, significantly increased their volume as fiscal 2010 was the initial year of sales.  Cord blood collection rates in the U.S. and Europe declined during the year due to the economic recession.  In turn, we experienced a decline in sales of our BioArchive and automated (AXP) cord blood processing set.  We expect revenues to be consistent in fiscal 2012 unless international registration approvals are granted earlier than planned.

Sales analysis for the year ended June 30:

	2011	Percentage of Revenues	2010	Percentage of Revenues
Disposable revenues:
AXP	$7,354,000	31%	$8,880,000	39%
BioArchive	3,560,000	15%	4,152,000	18%
Res-Q	2,024,000	9%	338,000	1%
CryoSeal	607,000	3%	516,000	2%
MXP	252,000	1%	421,000	2%
	13,797,000	59%	14,307,000	62%
Non-disposable revenues:
BioArchive	5,111,000	22%	4,267,000	18%
ThermoLine	1,420,000	6%	1,616,000	7%
AXP/MXP/Res-Q	668,000	3%	743,000	4%
CryoSeal	88,000	--	67,000	--
Other	2,316,000	10%	2,088,000	9%
Total Company revenues	$23,400,000	100%	$23,088,000	100%

The following represents the Company’s cumulative BioArchive System placements in the following geographies:

	June 30,
	2011	2010
Asia	81	74
United States	56	51
Europe	64	57
Rest of World	46	41
	247	223

Gross Profit:
The Company’s gross profit was $8,837,000 or 38% of net revenues for the year ended June 30, 2011, as compared to 7,445,000 or 32% for the year ended June 30, 2010.  The higher gross profit was primarily due to lower warranty costs of $500,000 and a decrease in overhead costs as we reduced headcount, achieved more efficient manufacturing and benefited from lower material costs through improved sourcing.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $8,669,000 for the year ended June 30, 2011, compared to $7,686,000 for the year ended June 30, 2010, an increase of $983,000 or 13%.  The increase is primarily due to an increase in stock compensation expense of $390,000 attributable to options granted to the independent members of our board of directors in the quarter ended December 31, 2010 and the amortization of the initial grant of restricted stock to Nanshan upon signing their distributor agreement.  Also, professional fees increased $345,000 due to retaining strategic consultants and investment bankers and bonuses and commissions increased for commissions to sales personnel and retention bonuses paid to two key officers.  These increases were offset by a reduction of $160,000 in recruiting costs for the year ended June 30, 2011.

Research and Development Expenses:
Included in this line item are Engineering, Regulatory, Scientific and Clinical Affairs.

Research and development expenses for the year ended June 30, 2011 were $3,003,000 compared to $5,013,000 for fiscal 2010, a decrease of $2,010,000 or 40%.  The decrease is primarily due to a decrease in salary and benefits of $970,000 due to lower headcount and the costs incurred in the second quarter of fiscal 2010 associated with the hiring of a new Vice President, Chief Quality and Regulatory Affairs Officer, $340,000 of expense in the year ended June 30, 2010 for the consulting fees and termination of the consulting agreement with the Company’s former Chief Technology Architect and a $440,000 decrease in costs due to completion of development of the Res-Q and other projects during fiscal 2010.  We expect this line item to increase in fiscal 2012 as we increase our engineering, clinical and regulatory funding and enhance our scientific and regulatory management team.

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
Sales analysis for the year ending June 30:

	2010	Percentage of Revenues	2009	Percentage of Revenues
Disposable revenues:
AXP	$8,880,000	39%	$6,387,000	32%
BioArchive	4,152,000	18%	3,766,000	19%
MXP/Res-Q	759,000	3%	144,000	1%
CryoSeal	516,000	2%	297,000	2%
	14,307,000	62%	10,594,000	54%
Non-disposable revenues:
BioArchive	4,267,000	18%	4,262,000	22%
ThermoLine	1,616,000	7%	2,361,000	12%
AXP/MXP/Res-Q	743,000	4%	722,000	4%
CryoSeal	67,000	--	37,000	--
Milestone payments and license fees	687,000	3%	676,000	3%
Other	1,401,000	6%	1,147,000	5%
Total Company revenues	$23,088,000	100%	$19,799,000	100%

The following represents the Company’s cumulative BioArchive System placements in the following geographies:

	June 30,
	2010	2009
Asia	74	64
United States	51	49
Europe	57	51
Rest of World	41	38
	223	202

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

(c) Liquidity and Capital Resources

At June 30, 2011, the Company had a cash, cash equivalents, and short-term investments balance of $12,309,000 and working capital of $18,976,000.  This compares to a cash balance of $10,731,000 and working capital of $16,587,000 at June 30, 2010.  The Company raised net proceeds of $3,914,000 through a public offering of common stock during the year ended June 30, 2011.  We expect to use the net proceeds from this offering for general working capital purposes.  These purposes include new product development initiatives, support of our Asian channel development efforts and acceleration of our product cost enhancements as well as novel product designs according to their potential for near term, high margin, revenue generation.  In addition to revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $112 million, net of expenses, through common and preferred stock financings and option and warrant exercises.

Net cash used in operating activities for the year ended June 30, 2011 was $2,092,000, primarily due to the net loss of $2,567,000, offset by depreciation and stock-based compensation expense of $466,000 and $960,000, respectively.  Inventories utilized cash of $1,338,000 in part due to placing high volume orders to secure lower costs.

We believe our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months.  Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control.  See Part I Item 1A – Risk Factors.  Further, with current performance trends, we intend to focus on potential new business opportunities, which may include possible product line acquisitions, technology or strategic partner arrangements, any of which may require investment of capital to facilitate the potential for greater revenue growth.  Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities.  We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.

The Company generally does not require extensive capital equipment to produce or sell its current products.  In fiscal 2009, the Company spent $1,008,000 for quality system software, centrifuges to be placed at MXP customer sites, tooling for new products or additional vendors and computer equipment.  In fiscal 2010, the Company spent $470,000 for centrifuges to be placed at MXP customer sites, tooling for new products or additional vendors and quality system software.  In fiscal 2011, the Company spent $266,000 for products at customer sites and tooling.

During the fiscal year ended June 30, 2011, revenues from one significant distributor, GEHC, totaled $7,824,000 or 33% of net revenues.  During the fiscal year ended June 30, 2010, revenues from one significant distributor, GEHC, totaled $9,890,000 or 43% of net revenues.  During the fiscal year ended June 30, 2009, revenues from one significant distributor, GEHC, totaled $7,735,000 or 39% of net revenues.

At June 30, 2011, the Company had one customer that individually accounted for 14% of accounts receivable.  At June 30, 2010, the Company had one customer that individually accounted for 42% of accounts receivable.

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

(d) Off Balance Sheet Arrangements
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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2011.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ThermoGenesis Corp.

We have audited the accompanying consolidated balance sheets of ThermoGenesis Corp. as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThermoGenesis Corp. at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Sacramento, California
September 12, 2011

ThermoGenesis Corp.
Consolidated Balance Sheets

ASSETS	June 30, 2011	June 30, 2010

Current assets:
Cash and cash equivalents	$12,309,000	$10,731,000
Accounts receivable, net of allowance for doubtful accounts of $36,000 ($34,000 at June 30, 2010)	3,963,000	6,095,000
Inventories	6,348,000	5,034,000
Prepaid expenses and other current assets	420,000	301,000
Total current assets	23,040,000	22,161,000

Equipment at cost less accumulated depreciation of $3,409,000 ($3,241,000 at June 30, 2010)	1,310,000	1,701,000
Other assets	49,000	168,000
	$24,399,000	$24,030,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,791,000	$2,383,000
Accrued payroll and related expenses	384,000	309,000
Deferred revenue	235,000	854,000
Other current liabilities	1,654,000	2,028,000
Total current liabilities	4,064,000	5,574,000

Deferred revenue	242,000	227,000
Other non-current liabilities	--	450,000

Commitments and contingencies (Footnote 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding at June 30, 2011 and 2010	--	--

Common stock, $0.001 par value; 80,000,000 shares authorized; 16,346,366 issued and outstanding (14,023,240 at June 30, 2010)	16,000	14,000
Paid in capital in excess of par	126,196,000	121,317,000
Accumulated deficit	(106,119,000)	(103,552,000)

Total stockholders’ equity	20,093,000	17,779,000

	$24,399,000	$24,030,000

See accompanying notes.

ThermoGenesis Corp.
Consolidated Statements of Operations

	Years ended June 30,
	2011	2010	2009
Net revenues	$23,400,000	$23,088,000	$19,799,000
Cost of revenues	14,563,000	15,643,000	14,106,000
Gross profit	8,837,000	7,445,000	5,693,000

Expenses:
Selling, general and administrative	8,669,000	7,686,000	9,249,000
Research and development	3,003,000	5,013,000	5,222,000
Total expenses	11,672,000	12,699,000	14,471,000
Loss before interest and other income, net	(2,835,000)	(5,254,000)	(8,778,000)

Interest and other income, net	268,000	61,000	228,000

Net loss	$(2,567,000)	$(5,193,000)	$(8,550,000)

Per share data:
Basic and diluted net loss per common share	$(0.17)	$(0.37)	$(0.61)

Shares used in computing per share data	14,816,163	14,023,240	14,015,115

See accompanying notes.

ThermoGenesis Corp.
Consolidated Statements of Stockholders' Equity

	Common Stock
	Shares	Amount	Paid in capital in excess of par	Accumulated deficit	Total stockholders’ equity

Balance at June 30, 2008	14,006,990	$14,000	$120,320,000	$(89,809,000)	$30,525,000

Issuance of common shares and compensation related to unrestricted common stock awards	16,250	--	36,000	--	36,000

Stock-based compensation expense	--	--	443,000	--	443,000

Net loss	--	--	--	(8,550,000)	(8,550,000)

Balance at June 30, 2009	14,023,240	14,000	120,799,000	(98,359,000)	22,454,000

Stock-based compensation expense	--	--	518,000	--	518,000

Net loss	--	--	--	(5,193,000)	(5,193,000)

Balance at June 30, 2010	14,023,240	14,000	121,317,000	(103,552,000)	17,779,000

Issuance of common shares and warrants in public offering	2,250,000	2,000	3,912,000	--	3,914,000

Issuance of common shares for exercise of options	2,917	--	7,000	--	7,000

Issuance of common shares and compensation related to restricted common stock awards	70,117	--	146,000	--	146,000

Stock-based compensation expense	--	--	814,000	--	814,000

Fractional shares issued pursuant to reverse stock split	92	--	--	--	--

Net loss	--	--	--	(2,567,000)	(2,567,000)

Balance at June 30, 2011	16,346,366	$16,000	$126,196,000	$(106,119,000)	$20,093,000

See accompanying notes.

ThermoGenesis Corp.
Consolidated Statements of Cash Flows

	Years ended June 30,
	2011	2010	2009

Cash flows from operating activities:
Net loss	$(2,567,000)	$(5,193,000)	$(8,550,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	466,000	492,000	474,000
Stock-based compensation expense	960,000	518,000	479,000
Accretion of discount on short-term investments	--	(2,000)	(161,000)
Loss on sale/retirement of equipment	13,000	--	--
Loss on impairment of equipment	65,000	26,000	149,000
Net changes in operating assets and liabilities:
Accounts receivable, net	2,132,000	(1,797,000)	1,741,000
Inventories	(1,338,000)	34,000	(102,000)
Prepaid expenses and other current assets	1,000	361,000	(295,000)
Other assets	119,000	79,000	12,000
Accounts payable	(592,000)	602,000	(2,405,000)
Accrued payroll and related expenses	75,000	(572,000)	317,000
Deferred revenue	(604,000)	(132,000)	(562,000)
Other liabilities	(822,000)	1,156,000	107,000
Net cash used in operating activities	(2,092,000)	(4,428,000)	(8,796,000)
Cash flows from investing activities:
Purchase of short-term investments	--	(6,741,000)	(25,957,000)
Maturities of investments	--	15,719,000	38,045,000
Capital expenditures	(266,000)	(470,000)	(1,008,000)
Proceeds from sale of equipment	17,000	--	--
Net cash provided by investing activities	(249,000)	8,508,000	11,080,000
Cash flows from financing activities:
Exercise of stock options	7,000	--	--
Issuance of common stock	3,914,000	--	--
Payments on capital lease obligations and note payable	(2,000)	(4,000)	(13,000)
Net cash used in financing activities	3,919,000	(4,000)	(13,000)
Net increase in cash and cash equivalents	1,578,000	4,076,000	2,271,000
Cash and cash equivalents at beginning of year	10,731,000	6,655,000	4,384,000
Cash and cash equivalents at end of year	$12,309,000	$10,731,000	$6,655,000

Supplemental non-cash financing and investing information:
Transfer of inventories to equipment	--	$165,000	--
Transfer of equipment to inventories	$96,000	--	--
Transfer of equipment to receivables	--	$63,000	--
Transfer of equipment to other assets	--	$137,000	$51,000
Transfer of inventories to prepaid expenses and other current assets	$120,000	--	--

See accompanying notes.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Organization and Basis of Presentation
We were incorporated in Delaware in July 1986.  We design, manufacture and market automated and semi-automated devices and single-use processing disposables that enable hospitals and blood banks to manufacture a therapeutic dose of stem cells.  Initially, we developed medical devices for ultra rapid freezing and thawing of blood components, which we manufacture and distribute to blood banks and hospitals.

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

The Company’s sales are generally through distributors.  There is no right of return provided for distributors.  For sales of products made to distributors, we consider a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received.  These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether we have a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive.  We currently recognize revenue primarily on the sell-in method with our distributors.

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

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.      Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)
For licensing agreements pursuant to which we receive up-front licensing fees for products or technologies that will be provided by the Company over the term of the arrangements, we defer the up-front fees and recognizes the fees as revenue on a straight-line method over the term of the respective license.  For license agreements that require no continuing performance on the Company’s part, license fee revenue is recognized immediately upon grant of the license.

Shipping and handling fees billed to customers are included in net revenues, while the related costs are included in cost of revenues.

Cash, Cash Equivalents and Short-Term Investments
We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.  Short-term investments are comprised of certificates of deposit and marketable debt securities which are classified as held-to-maturity and have maturities greater than 90 days, but not exceeding one year.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at acquisition cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method.  Such amortization and accretion is included in interest income.  The cost of securities sold is based on the specific identification method.  The fair value of debt securities are determined by quoted market prices.

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

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.      Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)
As of June 30, 2010 and 2011, we did not have any Level 2 or 3 financial instruments.

Level 1 assets measured at fair value on a recurring basis include the following as of June 30, 2010 and 2011:

Quoted Prices in Active Markets
Cash equivalents:
Money market funds	$1,059,000

Accounts Receivable and Allowance for Doubtful Accounts
The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash.  The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.  We estimate our allowance for doubtful accounts based on historical collection trends, age of outstanding receivables and existing economic conditions.  If events or changes in circumstances indicate that a specific receivable balance may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly.  A customer’s receivable balance is considered past-due based on its contractual terms.  Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.

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

Warranty
We provide for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure.  Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability could have a material impact on the Company’s consolidated financial position, cash flows or results of operations.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.      Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation
We have four stock-based compensation plans, which are described more fully in Note 6.

Valuation and Amortization Method - We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term – For options which we have limited available data, the expected term of the option is based on the simplified method.  This simplified method averages an award’s vesting term and its contractual term.  For all other options, the Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Expected Volatility – We use the trading history of our common stock in determining an estimated volatility factor when using the Black-Scholes-Merton option-pricing formula to determine the fair value of options granted.

Expected Dividend – We have not declared dividends and we do not anticipate declaring any dividends in the foreseeable future.  Therefore, we use a zero value for the expected dividend value factor when using the Black-Scholes-Merton option-pricing formula to determine the fair value of options granted.

Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

Estimated Forfeitures - When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

The fair value of the Company’s stock options granted to employees for the years ended June 30, 2011, 2010 and 2009 was estimated using the following weighted-average assumptions:

	2011	2010	2009
Expected life (years)	3.5	3.4	3.0
Risk-free interest rate	1.3%	1.6%	1.4%
Expected volatility	87%	87%	83%
Dividend yield	0%	0%	0%

The weighted average grant date fair value of options granted during the years ended June 30, 2011, 2010 and 2009 was $1.77, $1.48 and $1.68, respectively.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.      Summary of Significant Accounting Policies (Continued)

Research and Development
Research and development costs, consisting of salaries and benefits, costs of consumables, facility costs, contracted services and stock-based compensation from the engineering, regulatory, scientific and clinical affairs departments, that are useful in developing new products, services, processes or techniques, as well as expenses for activities that may significantly improve existing products or processes are expensed as incurred.  Costs to acquire technologies that are utilized in research and development and that have no future benefit are expensed when incurred.

Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments.  We place our cash in checking accounts, money market funds and certificate of deposits with reputable financial institutions, which are within the Federal Deposit Insurance Corporation insurable limits.  We have not experienced any realized losses on our deposits of cash, cash equivalents and investments.

We manufacture and sell thermodynamic devices principally to the blood component processing industry and perform ongoing evaluations of the credit worthiness of our customers.  We believe that adequate provisions for uncollectible accounts have been made in the accompanying consolidated financial statements.  To date, we have not experienced significant credit related losses.

Segment Reporting
The Company operates in a single segment providing medical devices and disposables to hospitals and blood banks throughout the world which utilize the equipment to process blood components.

Income Taxes
The tax years 1993-2010 remain open to examination by the major taxing jurisdictions to which we are subject.  The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense.  To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.  There were no unrecognized tax benefits during all the periods presented.

We account for income taxes using the liability method.  Under this method, deferred tax assets are based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  These deferred tax assets include net operating loss carryforwards, research credits and deferred revenue.  The net deferred tax asset has been fully offset by a valuation allowance because of our history of losses.  Utilization of operating losses and credits may be subject to annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions.  The annual limitation may result in the expiration of net operating losses and credits before utilization.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.      Summary of Significant Accounting Policies (Continued)

Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding.  The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented.  Anti-dilutive securities, which consist of stock options, common stock restricted awards and warrants, that were not included in diluted net loss per common share, were 2,619,807, 1,230,830 and 774,785 as of June 30, 2011, 2010 and 2009, respectively.

Recently Adopted Accounting Pronouncements
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

In January 2010, the Financial Account Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  ASU 2010-06 amends ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820) to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose additional information regarding (i) the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, (ii) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and (iii) the reasons for any transfers in or out of Level 3. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Our adoption of the requirements of this guidance on January 1, 2010, except for the requirement to separately disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis which was adopted on July 1, 2010, did not have a material impact on our consolidated results of operations or financial condition.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.      Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements (Continued)
In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 amends ASC Topic 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated both in issued and revised financial statements.  ASU 2010-09 was effective immediately.  The adoption of ASU 2010-09 did not have a material impact on the Company’s results of operations or financial condition.

Recently Issued Accounting Pronouncements
In May 2011, the FASB issued an ASU to the Fair Value Measurement Topic of the FASB ASC.  This update was issued in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).  The update clarifies that (i) the highest and best use concept applies only to the fair value measurement of nonfinancial assets, (ii) specific requirements pertain to measuring the fair value of instruments classified in a reporting entity’s shareholders’ equity and, (iii) a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  The update changes requirements with regard to the fair value of financial instruments that are managed within a portfolio and with regard to the application of premiums or discounts in a fair value measurement.  In addition, the update increased disclosure requirements regarding Level 3 fair value measurements to include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between the unobservable inputs, if any.  This amendment is effective during interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  We are currently evaluating the impact this amendment will have, if any, on our financial statements.

2.       Inventories

Inventories consisted of the following at June 30:

	2011	2010

Raw materials	$1,945,000	$1,496,000
Work in process	1,731,000	1,690,000
Finished goods	2,672,000	1,848,000
	$6,348,000	$5,034,000

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.      Equipment

Equipment consisted of the following at June 30:

	2011	2010	Estimated Useful Life

Machinery and equipment	$3,130,000	$3,113,000	3-10 years or lease term
Computer and software	779,000	904,000	2-5 years
Office equipment	605,000	639,000	5-10 years
Leasehold improvements	205,000	286,000	5 years or lease term
	4,719,000	4,942,000
Less accumulated depreciation and amortization	(3,409,000)	(3,241,000)

	$1,310,000	$1,701,000

During the year ended June 30, 2011, there were disposals of fully depreciated assets with a gross book value of $250,000.

4.       Liabilities

License and Option Agreements
In June 2010, the Company and Asahi entered into an amendment (the "Amendment") of their Distribution and License Agreement, originally effective March 28, 2005.  Under the terms of the Amendment, Asahi will obtain exclusive rights to distribute the CryoSeal System in South Korea, North Korea, Taiwan, the People’s Republic of China, the Philippines, Thailand, Singapore, India and Malaysia. These rights shall include the exclusive right to market, distribute and sell the processing disposables and Thrombin Reagent for production of thrombin in a stand alone product. We will provide support to Asahi in the form of maintaining manufacturing capabilities of the CryoSeal System until the earlier of when Asahi receives regulatory approval from the MHLW or December 31, 2012, upon which we shall have no further obligation to manufacture. Asahi received regulatory approval on August 31, 2011.  Asahi shall continue to have the right to manufacture such products in Japan and shall additionally have a non-exclusive right to manufacture such products outside of Japan and would make royalty payments to the Company for products it manufactures and sells. The Amendment extends the agreement eight years with automatic one year renewals.  Asahi paid $1,000,000, of which $400,000 is refundable if we fail to provide technical support or maintain manufacturing capabilities as specified in the Amendment.

In connection with the above-described Amendment, the Company and Asahi also entered into an Option Agreement ("Option Agreement"). Under the terms of the Option Agreement, we granted Asahi an option to purchase certain intellectual property rights of the Company related to the CryoSeal System, including, but not limited to, patents and patent applications, FDA-PMA ownership relating to the products and certain related contracts and contractual relationships. Asahi may exercise the Option Agreement at any time after the effective date of the Amendment, but no later than the earlier of the fifth anniversary of the Amendment or 90 days after receiving regulatory approval from the MHLW.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       Liabilities (Continued)

License and Option Agreements (Continued)
We allocated $250,000 of the $1,000,000 to the additional license rights granted under the Amendment based on the fair value of those rights.  The $250,000 is being amortized on the straight line basis over the term of the Amendment, or eight years.  Accordingly, at June 30, 2011 and 2010, $188,000 and $219,000 are included in long-term deferred revenue.

The remaining $750,000 has been allocated to offset further expenses we expect to incur in fulfilling our obligations under the Amendment, of which $350,000 will be released as the expenses are incurred and the remainder will be released upon completion of the refundable activities.  At June 30, 2011, $234,000 has been released and the remainder, $516,000, is expected to be released in the next year as Asahi received approval on August 31, 2011.

Other current liabilities consisted of the following at June 30:

	2011	2010

Accrued warranty reserves	$608,000	$1,113,000
Asahi prepayment	516,000	229,000
Accrued professional fees	257,000	353,000
Other accrued liabilities	273,000	333,000

	$1,654,000	$2,028,000

5.       Commitments and Contingencies

Operating Leases
We lease our facility pursuant to an operating lease, which contains scheduled rent increases.  The lease expires in 2016, has a cancellation option beginning November 1, 2014 and has a renewal option of five years.  We recognize rent expense on a straight-line basis over the term of the facility lease.  The annual future minimum lease payments for the non-cancelable operating lease are as follows:

2012	$363,000
2013	373,000
2014	387,000
2015	397,000
2016	410,000
Thereafter	140,000
Total	$2,070,000

Rent expense was $691,000, $760,000 and $751,000 for the years ended June 30, 2011, 2010 and 2009, respectively.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       Commitments and Contingencies (Continued)

Contingencies
In the normal course of operations, we may have disagreements or disputes with customers, employees or vendors.  These disputes are seen by the Company’s management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on the Company’s financial position, results of operations or cash flow.

The Company and a co-licensor are engaged in discussions regarding the sharing of royalties received by both parties on third party sales of certain disposable bag sets.  There are no agreements in effect between the licensors related to royalty payments. The co-licensor believes they are due a share of past royalties.  The Company does not concur and is gathering information and intends to vigorously oppose any formal claim to share royalties received and; therefore, has not made an accrual as of June 30, 2011.

Warranty
We offer a one year warranty on all of our products.  We warrant disposable products through their expiration date.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Changes in the Company’s product liability which is included in accrued liabilities during the period are as follows:

	For years ended June 30,
	2011	2010
Beginning balance	$1,113,000	$529,000
Warranties issued during the period	261,000	303,000
Settlements made during the period	(815,000)	(232,000)
Changes in liability for pre-existing warranties during the period, including expirations	49,000	513,000
Ending balance	$608,000	$1,113,000

As a result of various quality issues experienced by high usage customers of the AXP disposable bag sets, we made revisions to our estimated warranty liability for the three month period ended September 30, 2009.  We recorded a change in estimate, which increased the Company’s cost of revenues and net loss by $190,000 and net loss per share of $0.01.  There were no changes to the estimated warranty liability in subsequent quarters.

6.       Stockholders’ Equity

Common Stock
As of June 30, 2011, we had 3,172,683 shares of common stock reserved for future issuance.

On March 9, 2011, we completed a public offering of 2,250,000 shares of common stock, together with warrants to purchase up to an aggregate of 1,125,000 shares of common stock with a per unit purchase price of $2.00.  The warrants may be exercised by the holders at an exercise price of $2.64 per share starting September 9, 2011 continuing through March 9, 2016.  Net proceeds after expenses from the offering were approximately $3.9 million.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       Stockholders’ Equity (Continued)

Common Stock (Continued)
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

Warrants
There was no warrant activity during the years ended June 30, 2010 and 2009.  A summary of warrant activity for the year ended June 30, 2011 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at June 30, 2010	--	--
Warrants granted	1,125,000	$2.64
Warrants canceled	--	--
Warrants exercised	--	--
Outstanding and exercisable at June 30, 2011	1,125,000	$2.64

Stock Options
The Amended 1994 Stock Option Plan (“1994 Plan”) permits the grant of stock or options to employees, directors and consultants.  A total of 362,500 shares were approved by the stockholders for issuance under the 1994 Plan.  Options are granted at prices that are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years.  Options generally vest ratably over a five-year period, unless otherwise determined by the Board of Directors.  The 1994 Plan, but not the options granted, expired in October 2004.  No options are outstanding under the 1994 Plan as of June 30, 2010.

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

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       Stockholders’ Equity (Continued)

Stock Options (Continued)
The 2006 Equity Incentive Plan (“2006 Plan”) permits the grant of options, restricted stock, stock bonuses and stock appreciation rights to employees, directors and consultants.  Under the 2006 Plan, the number of shares of common stock equal to 6% of the number of outstanding shares of the Company are authorized to be issued.  The number of shares available to grant for awards adjusts at the beginning of each fiscal year if additional options to purchase shares of common stock were issued in the preceding fiscal year.  As of June 30, 2011 there were 841,395 shares approved under the Plan for issuance.

Stock Compensation Expense
At June 30, 2011, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option plans but not yet recognized was $747,000.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately three years and will be adjusted for subsequent changes in estimated forfeitures.  The total fair value of options vested during the years ended June 30, 2011, 2010 and 2009 was $568,000, $525,000 and $342,000.

We issue new shares of common stock upon exercise of stock options.  The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2010	1,225,955	$4.36

Granted	473,370	$2.89
Forfeited or Expired	(231,601)	$5.31
Exercised	(2,917)	$2.54
Outstanding at June 30, 2011	1,464,807	$3.75	2.8	$1,000

Vested and Expected to Vest at June 30, 2011	1,309,814	$3.80	2.7	$1,000

Exercisable at June 30, 2011	560,977	$5.45	1.7	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock.  During the year ended June 30, 2011, the aggregate intrinsic value of options exercised under the Company's stock option plans was $1,000, determined as of the date of option exercise. There were no options that were exercised during the years ended June 30, 2010 and 2009.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       Stockholders’ Equity (Continued)

Stock Compensation Expense (Continued)
The following table summarizes information about stock options outstanding at June 30, 2011:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.88-$2.68	711,250	2.9	$2.37	262,298	$2.36
$2.88-$3.82	544,518	3.5	$2.98	95,472	$3.07
$5.36-$7.00	56,668	1.3	$5.95	50,836	$5.99
$9.24-$11.52	96,371	0.1	$9.48	96,371	$9.48
$14.32-$20.04	56,000	1.5	$16.60	56,000	$16.60
	1,464,807			560,977

Non-vested stock option activity for the year ended June 30, 2011 is as follows:

	Non-vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2010	894,541	$1.60
Granted	473,350	$1.77
Vested	(318,569)	$1.79
Forfeited	(145,492)	$1.69
Outstanding at June 30, 2011	903,830	$1.61

Common Stock Restricted Awards
On November 3, 2010, we entered into a four-year distribution agreement (Agreement) with Nanshan Memorial Medical Institute (Nanshan) for distribution of our Res-Q and MXP products in China and Hong Kong.  As part of the Agreement, we initially granted Nanshan restricted stock equal to one-half percent of the total outstanding common shares of the Company, or 70,117 shares.  The shares were restricted for a minimum period of six months and were released from restriction at the conclusion of the initial six-month period based on Nanshan’s performance in accordance with the Agreement. As the restricted stock had a performance commitment, it was amortized over the shortest period over which the shares may vest, six months.  Accordingly, we have recorded $143,000 of stock compensation expense as a component of selling, general and administrative expenses, which represents the fair value of the award that was earned during the year ended June 30, 2011.  In addition, the Agreement calls for the issuance of up to an additional 806,000 shares of restricted stock upon the completion of certain revenue milestones.  The maximum number of restricted shares issuable totals 876,117 and is based upon the milestone achievement of $43 million in cumulative sales over the term of the Agreement.

In June 2011, the Company’s Compensation Committee granted 30,000 shares of restricted common stock to an officer, vesting in three equal installments on the first, second and third anniversary of the grant date.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       Stockholders’ Equity (Continued)

Common Stock Restricted Awards (Continued)
The following is a summary of restricted stock activity granted to employees during the years ended June 30, 2009, 2010 and 2011:

	Number of Shares	Grant Date Fair Value
Balance at June 30, 2008, 2009 and 2010	--	--
Granted	30,000	$2.25
Vested	--	--
Forfeited	--	--
Outstanding at June 30, 2011	30,000	$2.25

7.       Concentrations

At June 30, 2011, we had one distributor that individually accounted for 14% of accounts receivable.  At June 30, 2010, we had one distributor that accounted for 42% of accounts receivable.

Revenues from one distributor totaled $7,824,000 or 33%, $9,890,000 or 43% of net revenues and $7,735,000 or 39% of net revenues during the years ended June 30, 2011, 2010 and 2009, respectively.  For the year ended June 30, 2011, approximately 57% of the distributor’s revenue came from one customer.  Revenues from another distributor totaled $2,229,000 or 10% of net revenues for the year ended June 30, 2011.

The following is a summary of product revenues as a percentage of total net revenues for the Company’s principal product lines:

	2011	2010	2009
BioArchive	37%	36%	41%
AXP	34%	40%	35%
MXP/Res-Q	11%	5%	2%
ThermoLine	6%	7%	12%
CryoSeal	3%	3%	2%

We had sales to customers as follows for the years ended June 30:

	2011	2010	2009
United States	$13,745,000	$13,827,000	$11,489,000
Asia	3,697,000	4,303,000	3,544,000
Europe	3,453,000	3,117,000	2,510,000
South America	1,904,000	1,405,000	1,859,000
Other	601,000	436,000	397,000

	$23,400,000	$23,088,000	$19,799,000

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.         Assets Held for Sale

The Company classifies assets as held for sale and ceases the depreciation of the assets when they meet the held for sale criteria, as defined in applicable U.S. GAAP.  Management classified the assets of the ThermoLine product line as held for sale as of April 14, 2011.  On June 30, 2011, after efforts to sell the property at a reasonable price were unsuccessful, management decided to wind down the ThermoLine product line.  Accordingly, we no longer classify the assets as “held for sale” as a result of changes in the plan of sale.

9.         Income Taxes

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate of 34% to income tax expense (benefit) is as follows for the years ended June 30:

	2011	2010	2009

Statutory federal income tax benefit	$(873,000)	$(1,766,000)	$(2,907,000)
Net operating loss with no tax benefit	873,000	1,766,000	2,907,000

Total federal income tax	$--	$--	$--

At June 30, 2011, we had net operating loss carryforwards for federal and state income tax purposes of approximately $89,253,000 and $59,310,000 respectively, that are available to offset future income.  The federal and state loss carryforwards expire in various years between 2012 and 2031, and 2013 and 2031, respectively.

At June 30, 2011, we have research and experimentation credit carryforwards of approximately $1,136,000 for federal tax purposes that expire in various years between 2012 and 2031, and $1,210,000 for state income tax purposes that do not have an expiration date.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	June 30, 2011	June 30, 2010

Deferred tax assets:
Net operating loss carryforwards	$33,671,000	$32,530,000
Income tax credits	1,953,000	2,012,000
Other	2,146,000	2,773,000

Total deferred taxes	37,770,000	37,315,000
Valuation allowance	(37,770,000)	(37,315,000)

Net deferred taxes	$--	$--

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.         Income Taxes (Continued)

The valuation allowance increased by approximately $455,000, $1,950,000 and $3,595,000 in 2011, 2010 and 2009, respectively.  As of June 30, 2011, we have a benefit of approximately $1,861,000 related to stock option deductions, which will be credited to paid-in capital when realized, of which $1,626,000 is included in the valuation allowance.

Because of the “change of ownership” provisions of the Tax Reform Act of 1986, a portion of the Company’s federal net operating loss and credit carryovers may be subject to an annual limitation regarding their utilization against taxable income in future periods.

10.       Employee Retirement Plan

We sponsor an Employee Retirement Plan, generally available to all employees, in accordance with Section 401(k) of the Internal Revenue Code.  Employees may elect to contribute up to the Internal Revenue Service annual contribution limit.  Under this Plan, at the discretion of the Board of Directors, we may match a portion of the employees’ contributions.  We made no discretionary or matching contributions to the Plan for the years ended June 30, 2011, 2010 and 2009.

11.       Unaudited Quarterly Financial Data

The following tables provide quarterly data for fiscal years ended June 30, 2011 and 2010.

	First Quarter Ended September 30, 2010	Second Quarter Ended December 31, 2010	Third Quarter Ended March 31, 2011	Fourth Quarter Ended June 30, 2011

Net revenues	$6,997,000	$5,860,000	$5,165,000	$5,378,000
Gross Profit	$2,595,000	$2,356,000	$2,020,000	$1,866,000
Net loss	$(68,000)	$(486,000)	$(845,000)	$(1,168,000)

Per share data:

Basic and diluted net loss per common share	$(0.00)	$(0.03)	$(0.06)	$(0.07)

Shares used in computing per share data	14,230,271	14,048,649	14,846,366	16,346,366

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.       Unaudited Quarterly Financial Data (Continued)

	First Quarter Ended September 30, 2009	Second Quarter Ended December 31, 2009	Third Quarter Ended March 31, 2010	Fourth Quarter Ended June 30, 2010

Net revenues	$5,193,000	$5,955,000	$4,764,000	$7,176,000
Gross Profit	$1,557,000	$2,011,000	$1,401,000	$2,476,000
Net loss	$(2,189,000)	$(1,468,000)	$(1,365,000)	$(171,000)

Per share data:

Basic and diluted net loss per common share	$(0.16)	$(0.10)	$(0.10)	$(0.01)

Shares used in computing per share data	14,023,240	14,023,240	14,023,240	14,023,240

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Attestation Report of Independent Registered Public Accounting Firm
None.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect its internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.  We have adopted a Code of Ethics applicable to all employees including our CEO and CFO.  A copy of the Code of Ethics is available at www.thermogenesis.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report on Form 10-K.

		PageNumber

(a) (1)	Financial Statements

	Report of Independent Registered Public Accounting Firm	40

	Consolidated Balance Sheets at June 30, 2011 and 2010	41

	Consolidated Statements of Operations for the years ended June 30, 2011, 2010 and 2009	42

	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2011, 2010 and 2009	43

	Consolidated Statements of Cash Flows for the years ended June 30, 2011, 2010 and 2009	44

	Notes to Consolidated Financial Statements	45

Management’s Report on Internal Control over Financial Reporting is contained as part of this report under Item 9A “Controls and Procedures.”

(a) (2)	Financial Statement Schedules

	Schedule II, Valuation and Qualifying Accounts & Reserves	70

	All other financial statement schedules have been omitted because they are not required or not applicable.

(b)	Exhibits

	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on the next page, which are incorporated herein by this reference.

Exhibit Description
3.1	Certificate of Incorporation of ThermoGenesis Corp. (1)
3.2	Revised Bylaws of ThermoGenesis Corp. (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ThermoGenesis Corp. (3)
4.1	Form of Stock Grant Agreement; Common Stock Agreement (4)
10.1	License Agreement with Pall/Medsep Corporation (5)
10.2	License and Escrow Agreement between ThermoGenesis Corp. and CBR Systems, Inc., effective June 15, 2010 (6)
10.3	Amended 2002 Independent Directors Equity Incentive Plan (7)
10.4	Amendment to Amended and Restated International Distribution Agreement with GEHC (8)
10.5+	License and Distribution Agreement between ThermoGenesis Corp. and BioParadox effective October 13, 2010 (9)
10.6	International Distributor Agreement between ThermoGenesis Corp. and Nanshan Memorial Medical Institute effective November 3, 2010 (4)
10.7	2006 Equity Incentive Plan (10)
10.8	Distribution and License Agreement between ThermoGenesis Corp. and Asahi Kasei Medical Co., Ltd., dated March 28, 2005 (11)
10.9	Amended 1998 Employee Equity Incentive Plan (12)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Footnotes to Exhibit Index

(1)
Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Special Meeting of Stockholders held on December 5, 2005, filed with the Securities and Exchange Commission (the “SEC”) on October 31, 2005.

(2)	Incorporated by reference to ThermoGenesis’ Annual Report on Form 10-KSB for the year ended June 30, 1994.
(3)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on August 26, 2010.
(4)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on November 5, 2010.
(5)	Incorporated by reference to Form 8-K dated April 14, 1997.
(6)	Incorporated by reference to ThermoGenesis’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
(7)	Incorporated by reference to Form 8-K dated December 15, 2004.
(8)	Incorporated by reference to Form 8-K dated February 4, 2010.
(9)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on October 19, 2010.
(10)	Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Annual Meeting of Stockholders held on December 11, 2006, filed with the SEC on October 26, 2006.
(11)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on March 31, 2005.
(12)	Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Special Meeting of Stockholders held on February 2, 1998, filed with the SEC on December 8, 1997.
+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

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

ALLOGRAFT:  A tissue graft from a donor of the same species as the recipient but not genetically identical.

AMNIOTIC FLUID:  The watery fluid within the amnion that surrounds the fetus.

AUTOGRAFT:  A graft of tissue from one point to another of the same individual's body.

AUTOLOGOUS:  Autogenous; related to self; originating within an organism itself, as obtaining blood from the patient for use in the same patient.

BONE MARROW ASPIRATE:  When a small amount of bone marrow is removed and tested.

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

CRITICAL LIMB ISCHEMIA: A severe obstruction of the arteries that seriously decreases blood flow to the extremities (arms, hands, legs, feet) and has progressed to the point of severe pain and even skin ulcers of sores.

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

HEMATOPOIETIC: The formation of blood.

GLOSSARY OF CERTAIN TECHNICAL TERMS (CONTINUED)

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

MONONUCLEAR CELLS (“MNCs”):  A term used to refer to blood cells that under a microscope can be seen to have a large round shaped nucleus. These cells include monocytes and lymphocytes which are involved in fighting infections in the body and also stem cells which have the potential to replicate and to generate new tissues as part of the body’s healing process.

PERIPHERAL BLOOD: A term used to describe the blood that is contained in the body’s circulatory system. It can be collected by a health care professional by inserting a needle into a vein.

PLATELET RICH PLASMA (“PRP”):  A volume of autologous plasma that has a platelet concentration above baseline.

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

ThermoGenesis Corp.

Date: September 12, 2011	By:/s/	J. MELVILLE ENGLE
J. Melville Engle, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/	J. MELVILLE ENGLE	Date: September 12, 2011
J. Melville Engle, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:/s/	MATTHEW T. PLAVAN	Dated: September 12, 2011
Matthew T. Plavan, CFO & EVP, Business Development (Principal Financial and Accounting Officer)

By: /s/	DAVID W. CARTER	Dated: September 12, 2011
David W. Carter, Director

By: /s/	HUBERT E. HUCKEL	Dated: September 12, 2011
Hubert E. Huckel, M.D., Director
By: /s/	PATRICK J. MCENANY	Dated: September 12, 2011
Patrick J. McEnany, Director

By: /s/	CRAIG W. MOORE	Dated: September 12, 2011
Craig W. Moore, Director

By: /s/	ROBIN C. STRACEY	Dated: September 12, 2011
Robin C. Stracey, Director

SCHEDULE II

THERMOGENESIS CORP.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
For the year ended June 30, 2011
Allowance for doubtful accounts:	$34,000	$3,000	--	$1,000	$36,000
Reserve for slow moving inventory:	$1,211,000	$565,000	--	$620,000	$1,156,000
For the year ended June 30, 2010
Allowance for doubtful accounts:	$26,000	$30,000	--	$22,000	$34,000
Reserve for slow moving inventory:	$1,362,000	$549,000	--	$700,000	$1,211,000
For the year ended June 30, 2009
Allowance for doubtful accounts:	$31,000	$22,000	--	$27,000	$26,000
Reserve for slow moving inventory:	$697,000	$905,000	--	$240,000	$1,362,000