Form 10-Q
period 2011-09-30
THERMOGENESIS CORP
filed 2011-11-10
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900
ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2011
Common stock, $.001 par value	16,371,366

ThermoGenesis Corp.

i

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,753,000	$12,309,000
Accounts receivable, net of allowance for doubtful accounts of $32,000 ($36,000 at June 30, 2011)	4,410,000	3,963,000
Inventories	6,578,000	6,348,000
Prepaid expenses and other current assets	315,000	420,000
Total current assets	22,056,000	23,040,000

Equipment at cost less accumulated depreciation of $3,508,000 ($3,409,000 at June 30, 2011)	1,247,000	1,310,000
Other assets	48,000	49,000
	$23,351,000	$24,399,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,820,000	$1,791,000
Accrued payroll and related expenses	526,000	384,000
Deferred revenue	322,000	235,000
Other current liabilities	1,197,000	1,654,000
Total current liabilities	3,865,000	4,064,000

Deferred revenue	235,000	242,000

Commitments and contingencies (Footnote 3)

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none issued and outstanding at September 30, and June 30, 2011	--	--
Common stock, $0.001 par value; 80,000,000 shares authorized; 16,371,366 issued and outstanding (16,346,366 at June 30, 2011)	16,000	16,000
Paid in capital in excess of par	126,562,000	126,196,000
Accumulated deficit	(107,327,000)	(106,119,000)

Total stockholders’ equity	19,251,000	20,093,000

	$23,351,000	$24,399,000

See accompanying notes.

Index

ThermoGenesis Corp.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2011	2010

Net revenues	$4,859,000	$6,997,000

Cost of revenues	2,860,000	4,402,000

Gross profit	1,999,000	2,595,000

Expenses:

Selling, general and administrative	2,316,000	1,940,000

Research and development	923,000	725,000

Total operating expenses	3,239,000	2,665,000

Interest and other income, net	32,000	2,000

Net loss	$(1,208,000)	$(68,000)

Per share data:

Basic and diluted net loss per common share	$(0.07)	$(0.00)

Shares used in computing per share data	16,363,033	14,023,271

See accompanying notes.

Index

ThermoGenesis Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,208,000)	$(68,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,000	128,000
Stock based compensation expense	366,000	182,000
Net change in operating assets and liabilities:
Accounts receivable, net	(447,000)	(354,000)
Inventories	(230,000)	(31,000)
Prepaid expenses and other current assets	105,000	1,000
Other assets	1,000	21,000
Accounts payable	29,000	26,000
Accrued payroll and related expenses	142,000	81,000
Deferred revenue	80,000	(376,000)
Other liabilities	(457,000)	(129,000)

Net cash used in operating activities	(1,520,000)	(519,000)
Cash flows from investing activities:
Capital expenditures	(36,000)	(18,000)

Net cash used in investing activities	(36,000)	(18,000)

Cash flows from financing activities:
Payments on capital lease obligations	--	(1,000)

Net cash used in financing activities	--	(1,000)
Net decrease in cash and cash equivalents	(1,556,000)	(538,000)

Cash and cash equivalents at beginning of period	12,309,000	10,731,000
Cash and cash equivalents at end of period	$10,753,000	$10,193,000

See accompanying notes.

Index

ThermoGenesis Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.      Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation
ThermoGenesis Corp. (the Company, we or our) designs, develops and commercializes medical products that enable the collection, processing and cryopreservation of stem cells and other cellular tissues used in the practice of regenerative medicine.

Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Operating results for the three month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Index

Service revenue generated from contracts for providing maintenance of equipment is amortized over the life of the agreement.  All other service revenue is recognized at the time the service is completed.

For licensing agreements pursuant to which we receive up-front licensing fees for products or technologies that will be provided by us over the term of the arrangements, we defer the up-front fees and recognize the fees as revenue on a straight-line method over the term of the respective license.  For license agreements that require no continuing performance on our part, license fee revenue is recognized immediately upon grant of the license.

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

As of September 30, 2011, we did not have any Level 2 or 3 financial instruments.

Level 1 assets measured at fair value on a recurring basis include the following as of September 30, 2011:

Quoted Prices in Active Markets
Cash equivalents
Money market funds	$1,059,000

Index

Segment Reporting
We operate in a single segment providing medical devices and disposables to hospitals and blood banks throughout the world which utilize the equipment to process blood components.

Net Loss per Share
Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding.  The calculation of the basic and diluted net loss per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to our net loss position for all periods presented.  Anti-dilutive securities, which consist of warrants, stock options and common stock restricted awards that were not included in diluted net loss per common share were 3,308,889 and 1,148,413 as of September 30, 2011 and 2010, respectively.

2.      Inventories

Inventories consisted of the following at:

	September 30, 2011	June 30, 2011

Raw materials	$1,666,000	$1,945,000
Work in process	2,435,000	1,731,000
Finished goods	2,477,000	2,672,000
	$6,578,000	$6,348,000

3.	Commitments and Contingencies

Contingencies
The Company and a co-licensor are engaged in discussions regarding the sharing of royalties received by both parties on third party sales of certain disposable bag sets.  There are no agreements in effect between the licensors related to royalty payments.  The co-licensor believes they are due a share of past royalties.  The Company does not concur and is gathering information and intends to vigorously oppose any formal claim to share royalties received and; therefore, has not made an accrual as of September 30, 2011.

Warranty
We offer a one-year warranty on all of our products except disposable products which we warrant through their expiration date.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited consolidated balance sheet.  The change in the warranty liability for the three months ended September 30, 2011 is summarized in the following table:

Balance at July 1, 2011	$608,000
Warranties issued during the period	49,000
Settlements made during the period	(228,000)
Changes in liability for pre-existing warranties during the period, including expirations	(56,000)
Balance at September 30, 2011	$373,000

Index

4.      Stockholders’ Equity

Stock Based Compensation
We recorded stock-based compensation of $366,000 and $182,000 for the three months ended September 30, 2011 and 2010, respectively.

The following is a summary of option activity for our stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2011	1,464,807	$3.75

Granted	118,750	$2.02
Forfeited	(13,668)	$7.74
Expired	(86,000)	$9.43

Outstanding at September 30, 2011	1,483,889	$3.24	2.8	--

Vested and Expected to Vest at September 30, 2011	1,345,719	$3.24	2.7	--

Exercisable at September 30, 2011	522,143	$4.43	1.8	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  There were no options that were in-the-money at September 30, 2011.  There were no options exercised during the three months ended September 30, 2011 and 2010.

Common Stock Restricted Awards
In the quarter ended September 30, 2011, the Company’s Compensation Committee granted 670,000 shares of restricted common stock to director level and executive members of management, vesting in three equal installments on the first, second and third anniversary of the grant date.

The following is a summary of restricted stock activity granted to employees during the three months ended September 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2011	30,000	$2.25
Granted	670,000	$1.93
Vested	--	--
Forfeited	--	--
Outstanding at September 30, 2011	700,000	$1.95

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This report contains forward-looking statements.  The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein.  When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements.  We wish to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual results for fiscal year 2012 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, failure to meet FDA regulations governing our products and operations and recalls associated with such regulations, the risks associated with initiating manufacturing for new products, and the risk factors listed from time to time in our SEC reports, including, in particular, the factors and discussion in our Form 10-K for fiscal year 2011.

Overview
ThermoGenesis designs, develops and commercializes cell processing products that enable the practice of regenerative medicine.  Our products automate the volume reduction and cryopreservation of adult stem cell concentrates from cord blood and bone marrow for use in laboratory and point of care settings.  We were founded in 1986 and are located in Rancho Cordova, California.  Our growth strategy is to expand our offerings in regenerative medicine while partnering with other pioneers in the stem cell arena to accelerate our worldwide penetration in this potentially explosive market.

Our Products
Cord Blood
•
The AXP System is a medical device with an accompanying disposable bag set that isolates and retrieves stem cells from umbilical cord blood.  The AXP System provides cord blood banks with an aseptic, automated method to concentrate adult stem cells which reduces the overall processing and labor costs with a reduced risk of contamination under GMP conditions.  The AXP System retains over 97% of the mononuclear cells (“MNCs”).  High MNC recovery has significant clinical importance to patient transplant survival rates.  Self-powered and microprocessor-controlled, the AXP device contains flow control optical sensors that achieve precise cell separation.

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

Index

Bone Marrow
•
The MarrowXpress® or MXP System, a sister product of the AXP and its accompanying disposable bag set isolates and concentrates stem cells from bone marrow aspirate and its initial application is for the preparation of cells for regeneration of bone in spinal fusion procedures.  The product is an automated, closed, sterile system that volume-reduces blood from bone marrow to a user-defined volume in 30 minutes, while retaining over 90% of the MNCs, a clinically important cell fraction. Self-powered and microprocessor-controlled, the MXP System contains flow control optical sensors that achieve precise cell separation.

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

PRP
•
The Res-Q 60 PRP, is designed to be used for the safe and rapid preparation of autologous platelet rich plasma (“PRP”) from a small sample of blood at the point of care. The product allows PRP to be mixed with autograft and/or allograft bone prior to application to a bony defect in the body.  The Res-Q 60 PRP received FDA 510(k) clearance in June of 2011.

Other
The Company has begun efforts to divest or discontinue the following product lines which are not strategically aligned with our regenerative medicine strategy.

•
The ThermoLine® product line includes the ultra-rapid plasma ThermoLine Freezer and ultra-rapid plasma ThermoLine Thawer.  We offer two models of plasma freezers, which vary primarily by capacity and condenser type.  The ThermoLine freezer optimizes plasma freezing through its unique liquid heat transfer and uniform freezing technologies that can freeze units of blood plasma in approximately 30 minutes.  These products are suited for medium to large laboratories.  The Company is in the process of winding down the ThermoLine product line.

•
The CryoSeal® System is an automated system serving the wound market used to prepare an autologous hemostatic surgical sealant from a patient’s own blood or from a single donor in approximately one hour.  We received a Premarket Approval (“PMA”) to market the CryoSeal in liver resection surgeries in July 2007.

On June 16, 2010 we reached an agreement with Asahi Kasei Medical Co., Ltd. (“Asahi”) in which Asahi paid us $1 million to provide CryoSeal products and clinical support services until such time as Asahi assumes manufacturing of the product line in Japan or December 31, 2012, whichever comes first.  As part of the $1 million payment, we granted Asahi an option to acquire the CryoSeal product line, which may be exercised over the next five years.  On August 31, 2011, the Ministry of Health, Labour and Welfare (“MHLW”) in Japan approved the CryoSeal to market.  Asahi has placed a final order of 25 CryoSeal devices and associated disposables.  This order may be impacted as the CP-3 CryoSeal disposables are manufactured in a facility in Thailand which was flooded during the recent typhoon.

Index

The following is management’s discussion and analysis of certain significant factors which have affected our financial condition and results of operations during the period included in the accompanying consolidated financial statements.

Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, warranties, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our 2011 Annual Report on Form 10-K.

Results of Operations for the Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010

Net Revenues:
Revenues for the three months ended September 30, 2011 were $4,859,000 compared to $6,997,000 for the three months ended September 30, 2010, a decrease of $2,138,000 or 31%.  BioArchive device revenues decreased while BioArchive disposables increased.  There were three fewer devices sold during the current quarter than in the prior year quarter.  The global economy has tightened capital budgets and this has impacted our BioArchive device sales.  Additionally, sales of AXP disposables decreased due to a one-time inventory build of AXP disposables by GE Healthcare (“GEHC”) during the prior year quarter.

The following represents the Company’s revenues for disposables by product line for the three months ended:

	September 30,
	2011	2010
AXP	$2,030,000	$2,820,000
BioArchive	847,000	681,000
Res-Q	431,000	699,000
MXP	29,000	102,000
CryoSeal	155,000	86,000
	$3,492,000	$4,388,000
Percentage of total Company revenues	72%	63%

Index

The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	September 30,
	2011	2010
Asia	83	76
Europe	66	60
United States	56	53
Rest of World	46	41
	251	230

Gross Profit:
The Company’s gross profit was $1,999,000 or 41% of net revenues for the three months ended September 30, 2011, as compared to $2,595,000 or 37% for the corresponding fiscal 2011 period.  The increase in gross profit percentage is primarily due to the lower cost for the AXP disposable bag sets which impacted both the product material cost and decreased the estimated warranty reserves.  Additionally, we had lower rework costs in the first quarter of fiscal 2012 from the first quarter of fiscal 2011.  We do not anticipate maintaining this gross profit percentage throughout the fiscal year due to expected increases in CryoSeal device revenues due to the final Asahi order.  CryoSeal devices carry significantly lower gross margins.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $2,316,000 for the three months ended September 30, 2011, compared to $1,940,000 for the comparable fiscal 2011 period, an increase of $376,000 or 19%.  The increase is primarily due to higher stock compensation expense of $189,000 for the annual options awards to our independent board members and the restricted stock awards granted in the first quarter of fiscal 2012.  Additionally, patent fees increased approximately $100,000 due to filing fees and costs for Res-Q patent applications in multiple countries. In addition, bonuses increased approximately $90,000 primarily due to a bonus paid to our Chief Executive Officer.

Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.

Research and development expenses were $923,000 for the three months ended September 30, 2011, compared to $725,000 for the corresponding fiscal 2011 period, an increase of $198,000 or 27%.  The increase is primarily due to funding of clinical studies, higher recruiting fees associated with the hiring of a Director of Regulatory Affairs and higher travel costs.

Impact of Inflation
Our operations have not been materially affected by inflation or changing prices because most contracts are short term in nature.

Liquidity and Capital Resources
At September 30, 2011, we had cash and cash equivalents of $10,753,000 and working capital of $18,191,000.  This compares to cash and cash equivalents of $12,309,000 and working capital of $18,976,000 at June 30, 2011. The cash was used to fund operations and other cash needs of the Company.  In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $112,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises.

Index

Net cash used in operating activities for the three months ended September 30, 2011 was $1,520,000, primarily due to the net loss of $1,208,000, offset by depreciation and stock based compensation expense of $99,000 and $366,000, respectively.  Other liabilities utilized cash of $457,000 in part due to settling prior warranty claims during the quarter and accounts receivable utilized $447,000 of cash primarily due to two accounts with large past due balances which were paid in October.

We believe our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months.  Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control.  See Part I Item 1A – Risk Factors set forth in our annual report on Form 10-K for fiscal year ended June 30, 2011.  Further, with current performance trends, we intend to focus on potential business opportunities, which may include possible product line acquisitions, technology or strategic partner arrangements, any of which may require investment of capital to facilitate the potential for greater revenue growth.  In addition, should we change distributors and take on the responsibility for maintaining significant product inventory levels for certain end user customers, we may need to raise additional funding.  Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities.  We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.

Off-Balance Sheet Arrangements
As of September 30, 2011, we had no off-balance sheet arrangements.

Backlog
Our cancelable backlog at September 30, 2011 was $1,700,000, of which $1,400,000 represents orders from Asahi for CryoSeal devices and disposables.  Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months.  Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge.  Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Index

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

Item 1A.                 Risk Factors.
In addition to the risk factors discussed below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which could materially affect our business, financial condition or future results.  There have been no material changes from those risk factors, other than the risk factors listed below.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known or knowable to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our Business is Indirectly Subject to Customer and Distributor Inventory Requirements and Continuity of Inventory Purchasing.  The GEHC AXP distribution agreement expires July 31, 2012, with automatic one year renewals, unless terminated by either party with a six month advance notice.  Contract termination would cause the sale of AXP disposable product inventory by GEHC, which would result in a surplus of product availability in the market.  During the sell-off of product inventory by GEHC, our revenues could decline significantly, which would have a material adverse effect on our financial performance during those periods.  We estimate the amount of such a revenue decline could be as much as $1.5 million per quarter over two consecutive quarters.  If termination occurred, we would attempt to mitigate the financial impact on working capital requirements by seeking other distribution partners, modifying customer contracts or seeking additional debt or equity financing.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.                    Defaults upon Senior Securities.
None.

Item 4.                    [Removed and Reserved].

Item 5.                    Other Information.
None.

Item 6.                    Exhibits:

Index

3.1	Amended and Restated Certificate of Incorporation of ThermoGenesis Corp. (1)
3.2	Revised Bylaws of ThermoGenesis Corp. (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ThermoGenesis Corp. (3)
4.1	Form of Stock Grant Agreement; Common Stock Agreement (4)
10.1	License and Escrow Agreement between ThermoGenesis Corp. and CBR Systems, Inc., effective June 15, 2010 (5)
10.2+	License and Distribution Agreement between ThermoGenesis Corp. and BioParadox effective October 13, 2010 (6)
10.3	International Distributor Agreement between ThermoGenesis Corp. and Nanshan Memorial Medical Institute effective November 3, 2010 (4)
10.4	2006 Equity Incentive Plan (7)
10.5	Distribution and License Agreement between ThermoGenesis Corp. and Asahi Kasei Medical Co., Ltd., dated March 28, 2005 (8)
10.6	Amended 1998 Employee Equity Incentive Plan (9)
10.7	License Agreement with Pall/Medsep Corporation (10)
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	SBRL Extension Definition‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index

(1)
Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Special Meeting of Stockholders held on December 5, 2005, filed with the Securities and Exchange Commission (the “SEC”) on October 31, 2005.

(2)	Incorporated by reference to ThermoGenesis’ Annual Report on Form 10-KSB for the year ended June 30, 1994.
(3)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on August 26, 2010.
(4)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on November 5, 2010.
(5)	Incorporated by reference to ThermoGenesis’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
(6)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on October 19, 2010.
(7)	Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Annual Meeting of Stockholders held on December 11, 2006, filed with the SEC on October 26, 2006.
(8)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on March 31, 2005.

Index

(9)	Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Special Meeting of Stockholders held on February 2, 1998, filed with the SEC on December 8, 1997.
(10)	Incorporated by reference to Form 8-K dated April 14, 1997.
+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
‡
XBRL information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

Index

ThermoGenesis Corp.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Corp. (Registrant)

Dated: November 10, 2011	/s/ J. Melville Engle
J. Melville Engle
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2011	/s/ Matthew T. Plavan
Matthew T. Plavan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)