Form 10-Q
period 2011-12-31
THERMOGENESIS CORP
filed 2012-02-10
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2011.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900

ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2012
Common stock, $.001 par value	16,406,366

ThermoGenesis Corp.

i

Index

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

ThermoGenesis Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	June 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$8,729,000	$12,309,000
Accounts receivable, net of allowance for doubtful accounts of $33,000 ($36,000 at June 30, 2011)	4,981,000	3,963,000
Inventories	6,790,000	6,348,000
Prepaid expenses and other current assets	170,000	420,000
Total current assets	20,670,000	23,040,000

Equipment at cost less accumulated depreciation of $3,611,000 ($3,409,000 at June 30, 2011)	1,589,000	1,310,000
Other assets	48,000	49,000
	$22,307,000	$24,399,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,648,000	$1,791,000
Accrued payroll and related expenses	424,000	384,000
Deferred revenue	282,000	235,000
Other current liabilities	1,498,000	1,654,000
Total current liabilities	3,852,000	4,064,000

Deferred revenue	227,000	242,000

Commitments and contingencies (Footnote 3)

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	--	--
Common stock, $0.001 par value; 80,000,000 shares authorized; 16,381,366 issued and outstanding (16,346,366 at June 30, 2011)	16,000	16,000
Paid in capital in excess of par	126,817,000	126,196,000
Accumulated deficit	(108,605,000)	(106,119,000)

Total stockholders’ equity	18,228,000	20,093,000

	$22,307,000	$24,399,000

See accompanying notes.

Index

ThermoGenesis Corp.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Net revenues	$4,775,000	$5,860,000	$9,634,000	$12,857,000

Cost of revenues	3,071,000	3,504,000	5,931,000	7,906,000

Gross profit	1,704,000	2,356,000	3,703,000	4,951,000

Expenses:

Selling, general and administrative	1,991,000	2,333,000	4,307,000	4,273,000

Research and development	1,037,000	774,000	1,960,000	1,499,000

Total operating expenses	3,028,000	3,107,000	6,267,000	5,772,000

Interest and other income, net	46,000	265,000	78,000	267,000

Net loss	$(1,278,000)	$(486,000)	$(2,486,000)	$(554,000)

Per share data:

Basic and diluted net loss per common share	$(0.08)	$(0.03)	$(0.15)	$(0.04)

Shares used in computing per share data	16,378,033	14,048,649	16,370,533	14,035,960

See accompanying notes.

Index

ThermoGenesis Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,486,000)	$(554,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202,000	248,000
Stock based compensation expense	621,000	607,000
Gain on disposal of equipment	--	(7,000)
Net change in operating assets and liabilities:
Accounts receivable, net	(1,018,000)	841,000
Inventories	(322,000)	(622,000)
Prepaid expenses and other current assets	130,000	80,000
Other assets	1,000	40,000
Accounts payable	(143,000)	(369,000)
Accrued payroll and related expenses	40,000	(47,000)
Deferred revenue	32,000	(516,000)
Other liabilities	(156,000)	(219,000)

Net cash used in operating activities	(3,099,000)	(518,000)
Cash flows from investing activities:
Capital expenditures	(481,000)	(35,000)
Proceeds from sale of equipment	--	17,000

Net cash used in investing activities	(481,000)	(18,000)

Cash flows from financing activities:
Exercise of stock options	--	7,000
Payments on capital lease obligations	--	(1,000)

Net cash provided by financing activities	--	6,000
Net decrease in cash and cash equivalents	(3,580,000)	(530,000)

Cash and cash equivalents at beginning of period	12,309,000	10,731,000
Cash and cash equivalents at end of period	$8,729,000	$10,201,000

Supplemental non-cash financing and investing information:
Transfer of an other current asset to inventories	$120,000	--

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

Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Operating results for the six month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Index

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  As of December 31, 2011, we did not have any Level 2 or 3 financial instruments.

Index

Level 1 assets measured at fair value on a recurring basis include the following as of December 31, 2011:

	Quoted Prices in Active Markets (Level 1)	Total Fair Value as of December 31, 2011
Cash equivalents
Money market funds	$1,059,000	$1,059,000

Segment Reporting
We operate in a single segment providing medical devices and disposables to hospitals and blood banks throughout the world which utilize the equipment to process blood components.

Net Loss per Share
Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding.  The calculation of the basic and diluted net loss per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to our net loss position for all periods presented.  Anti-dilutive securities, which consist of warrants, stock options and common stock restricted awards that were not included in diluted net loss per common share were 3,361,350 and 1,337,205 as of December 31, 2011 and 2010, respectively.

2.	Inventories

Inventories consisted of the following at:

	December 31, 2011	June 30, 2011

Raw materials	$1,859,000	$1,945,000
Work in process	2,736,000	1,731,000
Finished goods	2,195,000	2,672,000
	$6,790,000	$6,348,000

3.	Commitments and Contingencies

Contingencies
The Company and a co-licensor are engaged in discussions regarding the sharing of royalties received by both parties on third party sales of certain disposable bag sets.  There are no agreements in effect between the licensors related to royalty payments.  The co-licensor believes they are due a share of past royalties.  The Company does not concur and has opposed any formal claim to share past royalties received and; therefore, has not made an accrual as of December 31, 2011.  The parties have entered into discussions regarding an appropriate sharing methodology for royalties received beginning in fiscal 2012.

Warranty
We offer a warranty on all of our products of one to two years, except disposable products which we warrant through their expiration date.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Index

The warranty liability is included in other current liabilities in the unaudited consolidated balance sheet.  The change in the warranty liability for the six months ended December 31, 2011 is summarized in the following table:

Balance at July 1, 2011	$608,000
Warranties issued during the period	79,000
Settlements made during the period	(301,000)
Changes in liability for pre-existing warranties during the period, including expirations	(18,000)
Balance at December 31, 2011	$368,000

4.	Stockholders’ Equity

Stock Based Compensation
We recorded stock-based compensation of $255,000 and $621,000 for the three and six months ended December 31, 2011 and $425,000 and $607,000 for the three and six months ended December 31, 2010, respectively.

The following is a summary of option activity for our stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2011	1,464,807	$3.75

Granted	123,750	$1.98
Forfeited	(14,457)	$7.49
Expired	(87,750)	$9.64

Outstanding at December 31, 2011	1,486,350	$3.22	2.6	--

Vested and Expected to Vest at December 31, 2011	1,369,678	$3.20	2.5	--

Exercisable at December 31, 2011	594,560	$4.20	1.7	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  There were no options that were in-the-money at December 31, 2011.  During the three months ended December 31, 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1,000, determined as of the date of option exercise.  There were no options exercised during the six months ended December 31, 2011.

Index

Common Stock Restricted Awards
For the six months ended December 31, 2011, the Company’s Compensation Committee granted 720,000 shares of restricted common stock to director level and executive members of management, vesting in three equal installments on the first, second and third anniversary of the grant date.

The following is a summary of restricted stock activity granted to employees during the six months ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2011	30,000	$2.25
Granted	720,000	$1.89
Vested	--
Forfeited	--
Outstanding at December 31, 2011	750,000	$1.90

5.	Subsequent Event

Effective January 27, 2012, our Chief Executive Officer tendered his resignation.  Simultaneously, we effected a reorganization and cost cutting initiative which resulted in the elimination of eight additional positions.  We have offered severance benefits to the terminated employees, and anticipate recording one-time restructuring expenses of approximately $500,000 in the third quarter of fiscal 2012.

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

Overview
ThermoGenesis designs, develops and commercializes cell processing products that enable the practice of regenerative medicine.  Our products automate the volume reduction and cryopreservation of adult stem cell concentrates from cord blood and bone marrow for use in laboratory and point of care settings.  We were founded in 1986 and are located in Rancho Cordova, California.  Our growth strategy is to expand our offerings in regenerative medicine while partnering with other pioneers in the stem cell arena to accelerate our worldwide penetration in this potentially explosive market.  However, the continuing global debt crisis and other economic conditions have impacted the growth of our revenues over the past several quarters.

Index

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

•
The Res-Q 60 BMC, is a rapid, reliable, and easy to use product for cell processing at the point of care.  The product is a centrifuge-based disposable device designed for the isolation and extraction of specific stem cell populations from bone marrow.  The key advantages of the Res-Q 60 BMC include (a) delivering a high number of target cells from a small sample of bone marrow, and (b) providing a disposable that is highly portable and packaged for the sterile field.  These features allow the physician to process bone marrow and return the cells to the patient in 15 minutes.  We filed a 510(k) application in November 2011.

PRP
•
The Res-Q 60 PRP, is designed to be used for the safe and rapid preparation of autologous platelet rich plasma (“PRP”) from a small sample of blood at the point of care. The product allows PRP to be mixed with autograft and/or allograft bone prior to application to a bony defect in the body.  The Res-Q 60 PRP received FDA 510(k) clearance in June of 2011.

On January 10, 2012, we entered into an Exclusive Distributor Agreement and License with Arthrex, Inc. for the exclusive rights to sell, distribute, and service our Res-Q60 technology for use in the preparation of autologous PRP and BMC.

Index

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

On June 16, 2010 we reached an agreement with Asahi Kasei Medical Co., Ltd. (“Asahi”) in which Asahi paid us $1 million to provide CryoSeal products and clinical support services until such time as Asahi assumes manufacturing of the product line in Japan or December 31, 2012, whichever comes first.  As part of the $1 million payment, we granted Asahi an option to acquire the CryoSeal product line, which may be exercised over the next five years.  On August 31, 2011, the Ministry of Health, Labour and Welfare (“MHLW”) in Japan approved the CryoSeal to market.  Asahi has placed a final order of 25 CryoSeal devices and associated disposables.  This order may be impacted as the CP-3 CryoSeal disposables are manufactured in a facility in Thailand which was flooded in October 2011.  The facility is undergoing infrastructure and production equipment restoration.

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

Index

Results of Operations
Results of Operations for the Three Months Ended December 31, 2011 as Compared to the Three Months Ended December 31, 2010

Net Revenues:
Revenues for the three months ended December 31, 2011 were $4,775,000 compared to $5,860,000 for the three months ended December 31, 2010, a decrease of $1,085,000 or 19%.  BioArchive device revenues decreased as there were four fewer devices sold during the current quarter than in the prior year quarter.  The global economy has tightened capital budgets and this has impacted our BioArchive device sales.  In addition, difficult economic conditions have slowed the rate of cord blood collections globally, which has decreased the unit volume sell through amounts to customers over the past year.  As a result, we have experienced declining revenues most of the last six quarters.  Although we cannot guarantee, we believe we are now at a quarterly revenue level that we should sustain for the near term.  As global economic conditions improve and we receive product approvals in new territories, we expect our revenues to increase accordingly.

The following represents the Company’s revenues for disposables by product line for the three months ended:

	December 31,
	2011	2010
AXP	$1,882,000	$1,845,000
BioArchive	994,000	757,000
Res-Q	464,000	509,000
MXP	29,000	96,000
CryoSeal	137,000	183,000
	$3,506,000	$3,390,000
Percentage of total Company revenues	73%	58%

The following represents the Company’s cumulative BioArchive devices sold into the following geographies from inception through the dates indicated:

	December 31,
	2011	2010
Asia	83	76
Europe	66	62
United States	55	52
Rest of World	48	45
	252	235

Gross Profit:
The Company’s gross profit was $1,704,000 or 36% of net revenues for the three months ended December 31, 2011, as compared to $2,356,000 or 40% of net revenues for the corresponding fiscal 2011 period.  The decrease in gross profit is primarily due to the manufacturing inefficiencies which were experienced during the build of the CryoSeal devices for Asahi as we have not produced CryoSeal devices in some time.

Index

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $1,991,000 for the three months ended December 31, 2011, compared to $2,333,000 for the comparable fiscal 2011 period, a decrease of $342,000 or 15%.  The decrease is primarily due to a decrease in stock compensation expense of $230,000 attributable to options granted in the prior year to the independent members of our board of directors and the amortization of the initial grant of restricted stock to Nanshan Memorial Medical Institute upon signing the distributor agreement.  There were no similar transactions in the quarter ended December 31, 2011.  Additionally, outside consultant expenses decreased $140,000 primarily due to the fees paid to investment bankers in the prior year.

Research and Development Expenses:
Included in this line item are engineering, regulatory affairs, scientific and clinical affairs.

Research and development expenses were $1,037,000 for the three months ended December 31, 2011, compared to $774,000 for the corresponding fiscal 2011 period, an increase of $263,000 or 34%.  The majority of the increase is due to funding of clinical studies and higher salaries and benefits due to the hiring of a Senior Director of Regulatory Affairs and Vice President of Scientific Affairs.

Interest and Other Income, Net:
In October 2010, we were awarded $244,000 in federal grant funding from the Department of Health and Human Services through the Patient Protection and Affordable Care Act.  Grants were available for up to 50 percent of expenses directly related to qualifying products for therapies designed to treat or prevent diseases or other chronic conditions.  Our award was for the development and commercialization of our Res-Q platform technology which occurred in fiscal 2009.  We have no further obligations under the grant.  The one-time payment of $244,000 was recorded as other income in the quarter ended December 31, 2010.

Index

Results of Operations for the Six Months Ended December 31, 2011 as Compared to the Six Months Ended December 31, 2010

Net Revenues:
Revenues for the six months ended December 31, 2011 were $9,634,000, compared to $12,857,000 for the six months ended December 31, 2010, a decrease of $3,223,000 or 25%.  BioArchive device revenues decreased as there were seven fewer devices sold during the six months ended December 31, 2011 than in the corresponding period of the prior year.  The global economy has tightened capital budgets and this has impacted our BioArchive device sales, especially in Europe.  Additionally, sales of AXP disposables decreased due to a one-time inventory build of AXP disposables by GE Healthcare (“GEHC”) during the first quarter of the prior year as well as lower bag set sell-through volumes to customers than in the same prior year period.

The following represents the Company’s revenues for disposables by product line for the six months ended:

	December 31,
	2011	2010
AXP	$3,912,000	$4,665,000
BioArchive	1,841,000	1,438,000
Res-Q	895,000	1,208,000
MXP	58,000	198,000
CryoSeal	292,000	268,000
	$6,998,000	$7,777,000
Percentage of total Company revenues	73%	60%

Gross Profit:
The Company’s gross profit was $3,703,000 or 38% of net revenues for the six months ended December 31, 2011, as compared to $4,951,000 or 39% of net revenues for the corresponding fiscal 2011 period.  The decrease in gross profit is primarily due to manufacturing inefficiencies which were experienced during the build of the CryoSeal devices for Asahi as discussed above.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $4,307,000 for the six months ended December 31, 2011, compared to $4,273,000 for the comparable fiscal 2011 period, an increase of $34,000.  The slight increase is due to higher salaries and benefits primarily due to hiring a Vice President of Business Development and marketing personnel, offset by a decrease in outside consultant expenses primarily due to the fees paid to investment bankers in the prior year.

Research and Development Expenses:
Included in this line item are engineering, regulatory affairs, scientific and clinical affairs.

Research and development expenses were $1,960,000 for the six months ended December 31, 2011, compared to $1,499,000 for the corresponding fiscal 2011 period, an increase of $461,000.  The increase is primarily due to funding of clinical studies and higher salaries and benefits primarily due to the hiring of a Senior Director of Regulatory Affairs and Vice President of Scientific Affairs.

Index

Impact of Inflation
Our operations have not been materially affected by inflation or changing prices because most contracts are short term in nature.

Liquidity and Capital Resources
At December 31, 2011, we had cash and cash equivalents of $8,729,000 and working capital of $16,818,000.  This compares to cash and cash equivalents of $12,309,000 and working capital of $18,976,000 at June 30, 2011. The cash was used to fund operations and other cash needs of the Company.  In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $112,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises.

Net cash used in operating activities for the six months ended December 31, 2011 was $3,099,000, primarily due to the net loss of $2,486,000, offset by depreciation and stock based compensation expense of $202,000 and $621,000, respectively.  Accounts receivable utilized $1,018,000 of cash primarily due to three accounts with large past due balances which were paid by February 1, 2012.

As of January 27, 2012, the Company effected a reorganization and cost cutting initiative designed to better align resources with its current and expected near term revenue streams and to reduce its overall operating expenses by approximately $2 million per year.  Although the Company believes this will result in greater near term cash preservation, the Company may be required to seek additional capital during the next 12 months should it not be able to maintain compliance with, or obtain forbearance of, its financial covenants.  See Part I Item 1-Business, Cord Blood Registry Systems, Inc. set forth in our annual report on Form 10-K for fiscal year ended June 30, 2011.  Notwithstanding the aforementioned, we believe our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months.  Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control.  Further, with current performance trends, we intend to focus on potential near term business opportunities, which may include possible product line acquisitions, technology or strategic partner arrangements, any of which may have potential for near term revenue growth.  In addition, should we change distributors and take on the responsibility for maintaining significant product inventory levels for certain end user customers, we may need to raise additional funding.  Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities.  We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.  See Part II Item 1A – Risk Factors set forth below and Part I Item 1A – Risk Factors set forth in our annual report on Form 10-K for fiscal year ended June 30, 2011.

Off-Balance Sheet Arrangements
As of December 31, 2011, we had no off-balance sheet arrangements.

Backlog
Our cancelable backlog at December 31, 2011 was $2,578,000, of which $1,900,000 represents orders from Asahi for CryoSeal devices and disposables.  We intend to fulfill the device order of $750,000, however, the remainder of the order is in question due to the flooding of the facility that manufactures the CP-3 disposables.  Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months.  Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge.  Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting Company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer along with our Chief Financial Officer (in this case the same person), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Index

PART II - OTHER INFORMATION

Item1.	Legal Proceedings.

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

Our Business is Indirectly Subject to Customer and Distributor Inventory Requirements and Continuity of Inventory Purchasing.  The GEHC AXP distribution agreement expires July 31, 2013, with automatic one year renewals, unless terminated by either party at any time with a 90 day advance notice.  Contract termination would cause the sale of AXP disposable product inventory by GEHC, which would result in a surplus of product availability in the market.  During the sell-off of product inventory by GEHC, our revenues could decline significantly, which would have a material adverse effect on our financial performance during those periods.  We estimate the amount of such a revenue decline could be as much as $1.5 million per quarter over two consecutive quarters.  If termination occurred, we would attempt to mitigate the financial impact on working capital requirements by seeking other distribution partners, modifying customer contracts or seeking additional debt or equity financing.

If the Price of our Common Stock Does Not Meet the Requirements of the NASDAQ Capital Market Stock Exchange, Our Shares may be Delisted.  Our Ability to Publicly or Privately Sell Equity Securities and the Liquidity of Our Common Stock Could be Adversely Affected if We Are Delisted.  The listing standards of NASDAQ provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days.  The bid price of our stock has been below $1.00 for a period of greater than 30 consecutive business days.  As such, on December 28, 2011, we received a notice from the NASDAQ Listing Qualifications Department informing us that we must regain compliance with listing requirements or face delisting. In order to regain compliance, at any time before June 25, 2012, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive business days.  The notice states that NASDAQ will provide us with written notification when our common stock has regained compliance.

If compliance cannot be demonstrated by June 25, 2012, then NASDAQ will decide whether we meet all applicable standards for initial listing on the Capital Market (except the bid price requirement) based on our most recent public filings and market information.  The notice states that, if we meet these standards, then we will be granted an additional 180 calendar day compliance period.  NASDAQ can deny the extension if it does not appear to them that it is possible for us to cure the deficiency.  Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock.  Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	[Removed and Reserved].

Item 5.	Other Information.
None.

Item 6.	Exhibits:
31.1	Certification by the Principal Executive/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Extension Definition‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

ThermoGenesis Corp.
(Registrant)

Dated: February 9, 2012	/s/ Matthew T. Plavan
Matthew T. Plavan
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)