Form 10-Q
period 2012-03-31
THERMOGENESIS CORP
filed 2012-05-10
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900

ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2012
Common stock, $.001 par value	16,406,366

1

ThermoGenesis Corp.

i

Index

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

ThermoGenesis Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,511,000	$12,309,000
Accounts receivable, net of allowance for doubtful accounts of $7,000 ($36,000 at June 30, 2011)	4,774,000	3,963,000
Inventories	6,398,000	6,348,000
Prepaid expenses and other current assets	111,000	420,000
Total current assets	19,794,000	23,040,000

Equipment at cost less accumulated depreciation of $3,712,000 ($3,409,000 at June 30, 2011)	1,789,000	1,310,000
Intangible asset	355,000	--
Other assets	48,000	49,000
	$21,986,000	$24,399,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,170,000	$1,791,000
Accrued payroll and related expenses	847,000	384,000
Deferred revenue	329,000	235,000
Other current liabilities	1,805,000	1,654,000
Total current liabilities	5,151,000	4,064,000

Deferred revenue	219,000	242,000
Other non-current liabilities	120,000	--
Commitments and contingencies (Footnote 4)

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	--	--
Common stock, $0.001 par value; 80,000,000 shares authorized; 16,406,366 issued and outstanding (16,346,366 at June 30, 2011)	16,000	16,000
Paid in capital in excess of par	126,847,000	126,196,000
Accumulated deficit	(110,367,000)	(106,119,000)

Total stockholders’ equity	16,496,000	20,093,000

	$21,986,000	$24,399,000

See accompanying notes.

Index

ThermoGenesis Corp.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Net revenues	$4,908,000	$5,165,000	$14,542,000	$18,022,000

Cost of revenues	3,727,000	3,145,000	9,658,000	11,051,000

Gross profit	1,181,000	2,020,000	4,884,000	6,971,000

Expenses:

Selling, general and administrative	1,984,000	2,151,000	6,291,000	6,424,000

Research and development	959,000	715,000	2,919,000	2,214,000

Total operating expenses	2,943,000	2,866,000	9,210,000	8,638,000

Interest and other income, net	--	1,000	78,000	268,000

Net loss	$(1,762,000)	$(845,000)	$(4,248,000)	$(1,399,000)

Per share data:

Basic and diluted net loss per common share	$(0.11)	$(0.06)	$(0.26)	$(0.10)

Shares used in computing per share data	16,406,366	14,846,366	16,382,477	14,306,095

See accompanying notes.

Index

ThermoGenesis Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,248,000)	$(1,399,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	388,000	362,000
Stock based compensation expense	651,000	761,000
Gain on disposal of equipment	--	(1,000)
Net change in operating assets and liabilities:
Accounts receivable, net	(871,000)	1,631,000
Inventories	20,000	(1,034,000)
Prepaid expenses and other current assets	189,000	186,000
Other assets	1,000	(96,000)
Accounts payable	131,000	(485,000)
Accrued payroll and related expenses	463,000	173,000
Deferred revenue	71,000	(540,000)
Other liabilities	(59,000)	(543,000)

Net cash used in operating activities	(3,264,000)	(985,000)
Cash flows from investing activities:
Capital expenditures	(534,000)	(156,000)
Proceeds from sale of equipment	--	17,000

Net cash used in investing activities	(534,000)	(139,000)

Cash flows from financing activities:
Exercise of stock options	--	7,000
Issuance of common stock	--	3,932,000
Payments on capital lease obligations	--	(1,000)

Net cash provided by financing activities	--	3,938,000
Net (decrease)increase in cash and cash equivalents	(3,798,000)	2,814,000

Cash and cash equivalents at beginning of period	12,309,000	10,731,000
Cash and cash equivalents at end of period	$8,511,000	$13,545,000

Supplemental non-cash financing and investing information:
Transfer of equipment to inventories	--	$96,000
Transfer of an other current asset to inventories	$120,000	--
Acquisition of intangible asset in exchange for forgiveness of accounts receivable and assumption of liabilities	$390,000	--

Index

ThermoGenesis Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation
ThermoGenesis Corp. (the Company, we or our) designs and commercializes enabling technologies for the processing, storage and administration of cell therapies.

Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Operating results for the nine month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  As of March 31, 2012, we did not have any Level 2 or 3 financial instruments.

Level 1 assets measured at fair value on a recurring basis include the following as of March 31, 2012:

	Quoted Prices in Active Markets (Level 1)	Total Fair Value as of March 31, 2012
Cash equivalents
Money market funds	$1,059,000	$1,059,000

Segment Reporting
We operate in a single segment providing medical devices and disposables to hospitals and blood banks throughout the world which utilize the equipment to process blood components.

Index

Net Loss per Share
Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding.  The calculation of the basic and diluted net loss per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to our net loss position for all periods presented.  Anti-dilutive securities, which consist of warrants, stock options and common stock restricted awards that were not included in diluted net loss per common share were 2,887,567 and 2,619,331 as of March 31, 2012 and 2011, respectively.

Recently Adopted Accounting Pronouncements
In May 2011, the FASB issued an ASU to the Fair Value Measurement Topic of the FASB ASC.  This update was issued in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).  The update clarifies that (i) the highest and best use concept applies only to the fair value measurement of nonfinancial assets, (ii) specific requirements pertain to measuring the fair value of instruments classified in a reporting entity’s shareholders’ equity and, (iii) a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  The update changes requirements with regard to the fair value of financial instruments that are managed within a portfolio and with regard to the application of premiums or discounts in a fair value measurement.  In addition, the update increased disclosure requirements regarding Level 3 fair value measurements to include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between the unobservable inputs, if any.  We adopted ASU 2011-04 effective January 1, 2012.  The adoption of ASU 2011-04 did not have a material impact on our consolidated results of operations or financial condition.

2.	Inventories

Inventories consisted of the following at:

	March 31, 2012	June 30, 2011

Raw materials	$1,857,000	$1,945,000
Work in process	2,358,000	1,731,000
Finished goods	2,183,000	2,672,000
	$6,398,000	$6,348,000

3.	Intangible Asset

During the quarter ended March 31, 2012, we modified a distribution agreement to reacquire certain distribution rights related to the Res-Q product line.  As part of this modification, we paid consideration of $390,000, comprised of forgiving a $60,000 receivable and recording liabilities of $330,000 to provide inventory upgrades and service agreements at no cost.  We have recorded those costs as an intangible asset, which will be amortized to cost of revenues over the remaining life of the distribution agreement or 31 months.

4.	Commitments and Contingencies

Contingencies
The Company and a co-licensor were engaged in discussions regarding the sharing of royalties received by both parties on third party sales of certain disposable bag sets.  During the quarter ended March 31, 2012, the parties reached an agreement which provides for the equal sharing of royalties between the two parties effective July 1, 2011, except for calendar 2012, in which the co-licensor shall receive 75% and the Company 25%.

Index

Warranty
We offer a warranty on all of our products of one to two years, except disposable products which we warrant through their expiration date.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited consolidated balance sheet.  The change in the warranty liability for the nine months ended March 31, 2012 is summarized in the following table:

Balance at July 1, 2011	$608,000
Warranties issued during the period	111,000
Settlements made during the period	(385,000)
Changes in liability for pre-existing warranties during the period, including expirations	98,000
Balance at March 31, 2012	$432,000

5.	Stockholders’ Equity

Stock Based Compensation
We recorded stock-based compensation of $30,000 and $651,000 for the three and nine months ended March 31, 2012 and $154,000 and $761,000 for the three and nine months ended March 31, 2011, respectively.

The following is a summary of option activity for our stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2011	1,464,807	$3.75

Granted	123,750
Forfeited	(287,406)
Expired	(88,584)

Outstanding at March 31, 2012	1,212,567	$3.35	2.2	--

Vested and Expected to Vest at March 31, 2012	1,153,036	$3.31	2.1	--

Exercisable at March 31, 2012	687,679	$4.01	1.6	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  There were no options that were in-the-money at March 31, 2012.  During the nine months ended March 31, 2011, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1,000 determined as of the date of option exercise.  There were no options exercised during the three and nine months ended March 31, 2012.

Index

Common Stock Restricted Awards
For the nine months ended March 31, 2012, the Company’s Compensation Committee granted 720,000 shares of restricted common stock to director level and executive members of management, vesting in three equal installments on the first, second and third anniversary of the grant date.

The following is a summary of restricted stock activity granted to employees during the nine months ended March 31, 2012:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Balance at June 30, 2011	30,000	$2.25
Granted	720,000	$1.89
Vested	--
Forfeited	(200,000)	$1.80
Outstanding at March 31, 2012	550,000	$1.94

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

As of January 27, 2012, we effected a tactical reorganization and cost cutting initiative designed to better align resources with our current and expected near term revenue streams to address global economic conditions and the impact of those conditions on our business.  As part of the reorganization, there were a number of changes in corporate management and responsibilities including the resignation of the Chief Executive Officer, the promotion of the current Chief Financial Officer to Chief Executive/Chief Financial Officer and the elimination of ten additional positions.   We recorded one-time expenses of approximately $460,000 related to the restructuring, and anticipate annual cost reductions of approximately $2 million.

Our Products
Cord Blood
•
The AXP System is a medical device with an accompanying disposable bag set that isolates and retrieves stem cells from umbilical cord blood.  The AXP System provides cord blood banks with an automated method to concentrate adult stem cells which reduces the overall processing and labor costs with a reduced risk of contamination under GMP conditions.  The AXP System retains over 97% of the mononuclear cells (“MNC”).  High MNC recovery has significant clinical importance to patient transplant survival rates.  Self-powered and microprocessor-controlled, the AXP device contains flow control optical sensors that achieve precise cell separation.

Index

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

On January 10, 2012, we entered into an Exclusive Distributor Agreement and License with Arthrex, Inc. for the exclusive rights to sell, distribute, and service our Res-Q 60 technology for use in the preparation of autologous PRP and BMC for sports medicine applications and certain orthopedic procedures.  The Agreement initially includes exclusivity in the United States, Canada, Mexico and certain countries in Central and South America.  Additional non-exclusive countries (primarily in the European Union) will be transitioned to exclusive through November 30, 2015.

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

Index

On June 16, 2010 we reached an agreement with Asahi Kasei Medical Co., Ltd. (“Asahi”) in which Asahi paid us $1 million to provide CryoSeal products and clinical support services until such time as Asahi assumes manufacturing of the product line in Japan or December 31, 2012, whichever comes first.  As part of the $1 million payment, we granted Asahi an option to acquire the CryoSeal product line, which may be exercised no later than the fifth anniversary or 90 days after receiving reimbursement approval.  On August 31, 2011, the Ministry of Health, Labour and Welfare (“MHLW”) in Japan approved the CryoSeal to market.  Asahi has placed a final order of 25 CryoSeal devices and associated disposables.  The devices were shipped during the quarter ended March 31, 2012.  The disposable order may be impacted as the CP-3 CryoSeal disposables were manufactured in a facility in Thailand which was flooded in October 2011.  On April 1, 2012 Asahi received reimbursement approval from the MHLW.

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

Results of Operations for the Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

Net Revenues:
Revenues for the three months ended March 31, 2012 were $4,908,000 compared to $5,165,000 for the three months ended March 31, 2011, a decrease of $257,000 or 5%.  BioArchive device revenues decreased $360,000 as there were two fewer devices sold during the current quarter than in the prior year quarter.  As we have previously discussed, the global economy has tightened capital budgets and this has impacted our BioArchive device sales.  We have also experienced a $330,000 decrease in our ThermoLine device revenues as we have stopped manufacturing devices due to our decision to divest or discontinue the product line and a minimum of sales resources are devoted to the remaining devices in inventory.  These decreases were offset by an increase in CryoSeal device revenues of $765,000 as we shipped a final device order of 25 units to Asahi during the quarter.

Index

The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	March 31,
	2012	2011
Asia	84	79
United States	56	53
Europe	67	63
Rest of World	48	45
	255	240

The following represents the Company’s revenues for disposables by product line for the three months ended:

	March 31,
	2012	2011
AXP	$1,545,000	$1,480,000
BioArchive	861,000	959,000
Res-Q	418,000	375,000
CryoSeal	23,000	135,000
MXP	35,000	29,000
	$2,882,000	$2,978,000
Percentage of total Company revenues	59%	58%

Gross Profit:
The Company’s gross profit was $1,181,000 or 24% of net revenues for the three months ended March 31, 2012, as compared to $2,020,000 or 39% for the corresponding fiscal 2011 period.  The decrease in gross profit is due to an increase in warranty and inventory reserves.  Also contributing to a lower gross margin for the quarter is the final  25 CryoSeal device order, sold to Asahi at cost.  Warranty reserves increased primarily due to the AXP disposable.  Inventory reserves increased primarily due to the deceleration in sales of the ThermoLine freezers.  In the next quarter, we will not be producing CryoSeal devices and we do not expect warranty or inventory reserve adjustments of this magnitude.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $1,984,000 for the three months ended March 31, 2012, compared to $2,151,000 for the comparable fiscal 2011 period, a decrease of $167,000 or 8%.  The decrease is primarily due to a decrease in professional fees of $270,000 for strategic consultants and investment banker expenses incurred in the prior year third quarter.  Also, stock compensation expense decreased $125,000 due to the reversal of expenses previously recorded on unvested options and restricted stock as a result of the restructuring that occurred in January 2012.  These decreases were offset by an increase in severance pay accruals as a result of the restructuring.

Research and Development Expenses:
Included in this line item are Engineering, Regulatory, Scientific and Clinical Affairs.

Research and development expenses were $959,000 for the three months ended March 31, 2012, compared to $715,000 for the comparable fiscal 2011 period, an increase of $244,000 or 34%.  The increase is primarily due to higher salaries and benefits due to the hiring of a Senior Director of Regulatory Affairs, a Vice President of Scientific Affairs and other engineering personnel.

Results of Operations for the Nine Months Ended March 31, 2012 as Compared to the Nine Months Ended March 31, 2011

Index

Net Revenues:
Revenues for the nine months ended March 31, 2012 were $14,542,000 compared to $18,022,000 for the nine months ended March 31, 2011, a decrease of $3,480,000 or 19%.  BioArchive device revenues decreased as there were nine fewer devices sold during the nine months ended March 31, 2012 than in the corresponding period of the prior year.  The global economy has tightened capital budgets and this has impacted our BioArchive device sales.  Sales of AXP disposables decreased due to a one-time inventory build of AXP disposables by GE Healthcare (“GEHC”) during the first quarter of the prior year as well as lower bag set sell-through volumes to customers than in the same prior year period.  Additionally, these decreases were offset by an increase in CryoSeal device revenues as we shipped a final device order of 25 units to Asahi during the third quarter of fiscal 2012.

The following represents the Company’s revenues for disposables by product line for the nine months ended:

	March 31,
	2012	2011
AXP	$5,457,000	$6,145,000
BioArchive	2,702,000	2,397,000
Res-Q	1,314,000	1,583,000
CryoSeal	315,000	404,000
MXP	92,000	227,000
	$9,880,000	$10,756,000
Percentage of total Company revenues	68%	60%

Gross Profit:
The Company’s gross profit was $4,884,000 or 34% of net revenues for the nine months ended March 31, 2012, as compared to $6,971,000 or 39% for the corresponding fiscal 2011 period.  The decrease in gross margin for the nine months ended March 31, 2012 is primarily due to the mix of products sold and an increase in inventory reserves.  As discussed above, we sold 25 CryoSeal devices to Asahi at cost.  Inventory reserves increased primarily due to the deceleration in sales of the ThermoLine freezers.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $6,291,000 for the nine months ended March 31, 2012, compared to $6,424,000 for the comparable fiscal 2011 period, a decrease of $133,000 or 2%.  The decrease is primarily due to a decrease in fees of $400,000 for strategic consultants and our investment banker during the prior year to date period.  Also, stock compensation expense decreased $160,000 due to the reversal of expenses previously recorded on unvested options and restricted stock as a result of the restructuring.  These decreases were offset by increases in severance pay accruals of $300,000 as a result of the restructuring and higher salaries and benefits of $170,000 primarily due to hiring a Vice President of Business Development and marketing personnel.

Research and Development Expenses:
Included in this line item are Engineering, Regulatory, Scientific and Clinical Affairs.

Research and development expenses were $2,919,000 for the nine months ended March 31, 2012, compared to $2,214,000 for the comparable fiscal 2011 period, an increase of $705,000 or 32%.  This is primarily due to funding of clinical studies and higher salaries and benefits due to the hiring of a Senior Director of Regulatory Affairs and Vice President of Scientific Affairs.

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

Liquidity and Capital Resources
At March 31, 2012, we had cash and cash equivalents of $8,511,000 and working capital of $14,643,000.  This compares to cash and cash equivalents of $12,309,000 and working capital of $18,976,000 at June 30, 2011. The cash was used to fund operations and other cash needs of the Company.  In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $112,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises.

Net cash used in operating activities for the nine months ended March 31, 2012 was $3,264,000, primarily due to the net loss of $4,248,000, offset by depreciation and amortization and stock based compensation expense of $388,000 and $651,000, respectively.  Accounts receivable utilized $871,000 of cash primarily due to three accounts with large past due balances which were paid in April 2012.

Although the Company believes the recently completed tactical reorganization will result in greater near term cash preservation, the Company may be required to seek additional capital during the next 12 months should it not be able to maintain compliance with, or obtain forbearance of, its financial covenants.  See Part I Item 1-Business, Cord Blood Registry Systems, Inc. set forth in our annual report on Form 10-K for fiscal year ended June 30, 2011.  Notwithstanding the aforementioned, we believe our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months.  Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control.  Further, with current performance trends, we intend to focus on potential near term business opportunities, which may include possible product line acquisitions, technology or strategic partner arrangements, any of which may have potential for near term revenue growth.  In addition, should we change distributors and take on the responsibility for maintaining significant product inventory levels for certain end user customers, we may need to raise additional funding.  Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities.  We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.  See Part II Item 1A – Risk Factors set forth below and Part I Item 1A – Risk Factors set forth in our annual report on Form 10-K for fiscal year ended June 30, 2011.

Off-Balance Sheet Arrangements
As of March 31, 2012, we had no off-balance sheet arrangements.

Backlog
Our cancelable backlog at March 31, 2012 was $1,260,000.  Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months.  Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge.  Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

If the Price of our Common Stock Does Not Meet the Requirements of the NASDAQ Capital Market Stock Exchange, Our Shares may be Delisted.  Our Ability to Publicly or Privately Sell Equity Securities and the Liquidity of Our Common Stock Could be Adversely Affected if We Are Delisted.  The listing standards of NASDAQ provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days.  The bid price of our stock has been below $1.00 for a period of greater than 30 consecutive business days.  As such, on April 19, 2012, we received a notice from the NASDAQ Listing Qualifications Department informing us that we must regain compliance with listing requirements or face delisting. In order to regain compliance, at any time before October 16, 2012, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive business days.  The notice states that NASDAQ will provide us with written notification when our common stock has regained compliance.

Index

If compliance cannot be demonstrated by October 16, 2012, then NASDAQ will decide whether we meet all applicable standards for initial listing on the Capital Market (except the bid price requirement) based on our most recent public filings and market information.  The notice states that, if we meet these standards, then we will be granted an additional 180 calendar day compliance period.  NASDAQ can deny the extension if it does not appear to them that it is possible for us to cure the deficiency.  Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock.  Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosure.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
10.1+	Exclusive Distribution Agreement and License with Arthrex, Inc. effective January 10, 2012 (1)
31.1	Certification by the Principal Executive/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index
(1)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K/A filed with the SEC on March 28, 2012.
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

ThermoGenesis Corp. (Registrant)

Dated: May 10, 2012	/s/ Matthew T. Plavan
Matthew T. Plavan
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)