Form 10-K
period 2012-06-30
THERMOGENESIS CORP
filed 2012-09-21
CIK 811212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2012

Commission File Number: 333-82900

ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)

2711 Citrus Road
Rancho Cordova, California 95742
(Address of principal executive offices) (Zip Code)

(916) 858-5100
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value Nasdaq Stock Market, LLC Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes☒ No

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

The aggregate market value of the common stock held by non-affiliates as of December 31, 2011 (the last trading day of the second quarter) was $11,539,000 based on the closing sale price on such day.

As of September 13, 2012, 16,518,193 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s proxy statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Part I

i

PART I

ITEM 1.	BUSINESS

Business Overview

The mission of ThermoGenesis Corp. (“the Company”, “we”, “our”) is to design, develop and commercialize devices and disposable tools for the processing, storage and administration of cell and tissue therapies used in the practice of regenerative medicine.  Regenerative medicine is an emerging field using cell-based therapies to address a number of indications, including the repair or restoration of diseased or damaged tissue and cell function.  Our products automate the volume reduction and cryopreservation of adult stem cell concentrates from cord blood and bone marrow for use in laboratory and point of care settings.  Our primary business model is based on the sale of medical devices and the recurring revenues generated from their companion single-use, sterile disposable products. We currently sell our products in approximately 30 countries throughout the world to customers that include private and public cord blood banks, surgeons, hospitals and research institutions. Our worldwide commercialization strategy relies primarily on the utilization of distributors.  The Company was founded in 1986 and is located in Rancho Cordova, California.

Our growth strategy is to expand our offerings in regenerative medicine while partnering with other pioneers in the stem cell arena to accelerate our worldwide penetration of this potentially explosive market.  We plan to have a product line that will facilitate the processing of the increasing number of sources of therapeutic cells and to leverage our technological investments into profitable adjacent markets.

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

Our Solutions
We believe our automated products significantly enhance the safety and viability of regenerative medical procedures and expand the use and success of those products in clinical treatment through their ease of use and high cell recovery rates.  Our competitive advantage is achieved through applying our advanced research and engineering capabilities in developing a comprehensive line of products for healthcare providers to utilize in regenerative medicine.  Our solutions enable our customers to automate their processes, comply with quality regulations, improve their efficiencies and produce therapeutic doses of high quality stem cell concentrates.

Key Events and Accomplishments
The following are key events and accomplishments that occurred in fiscal 2012:

•	Signed Arthrex Inc. (“Arthrex”) Res-Q Distribution Agreement
We signed a five-year agreement with Arthrex to sell, distribute and service our Res-Q60 System technology for use in the preparation of autologous Platelet Rich Plasma (“PRP”) and Bone Marrow Concentrate (“BMC”).
•	Received approval for AXP in Thailand and India

Our AXP® AutoXpress® (“AXP”) System received registration approval from India’s Ministry of Health and the Food and Drug Administration in Thailand enabling the Company to initiate commercial sales in those countries.
•	Received Regulatory Approval for BioArchive in China
China’s State Food and Drug Administration approved the registration of our BioArchive System enabling it’s direct commercial sale by the Company into the People’s Republic of China.
•	Sold CryoSeal Product Line to Asahi Kasei Medical Co., Ltd. (“Asahi”)
Asahi exercised their option to purchase the intellectual property of the CryoSeal product line for $2,000,000 which was completed in July 2012.
•	BioArchive Adopted by Canadian Blood Services
Canada’s first national public cord blood bank adopted the BioArchive® System for cryopreservation and archival of stem cells.
•	Completed a Tactical Reorganization and Cost Cutting Initiative
As part of a tactical reorganization and cost cutting initiative, we made a number of changes in corporate management and responsibilities.  We recorded a one-time expense of approximately $460,000 related to the restructuring.

Recent Significant Event:
•	Signed Golden Meditech Holdings Limited (“Golden Meditech”) AXP Distribution Agreement
On August 20, 2012, we signed an exclusive agreement to distribute the AXP Disposable Blood Processing Set in China and several southeast Asian countries.

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

The regenerative medicine market is comprised of companies that harvest, process, purify, expand, cryopreserve, store or administer stem cells.  Key success factors include:
o	Stem cell recovery rates
o	Efficiency of cell processing
o	Cost of care
o	Product quality and efficacy
o	Purity, viability and potency of stem cells
o	Obtaining regulatory approval / U.S. Food and Drug Administration (“FDA”) clearance

Cells are processed in the laboratory as well as in the operating room or point of care setting.  Point of care applications involve the processing of patient cells in conjunction with a surgical procedure in an operating room or in an outpatient clinical setting.  The laboratory market requirements include, but are not limited to, current Good Manufacturing Practices (“cGMP”), objective quality assurance and the ability to process multiple samples at one time.  Requirements for the point of care include sterile field packaging, portability, minimal processing steps and speed of processing.  These market requirements must be considered and translated into product features and benefits for successful market adoption.

The availability of stem cells at the point of care enables physicians to apply cells across an array of applications.  Physicians may also choose to study patient outcomes to understand the benefits of stem cells under their own independently-sponsored and regulated studies.  Such research efforts are growing and already represent studies in diverse areas such as spinal fusion and orthopedics, wound healing, radiation injury, breast reconstruction and augmentation, cardiovascular applications, peripheral vascular disease and liver disease among many others.

Market Size
Market estimates for the regenerative medicine market include pathologies that affect vast numbers of people of all age groups.  A well-known industry analyst, Robin Young, predicts the U.S. regenerative medicine market will grow from $140 million in 2010 to over $6 billion by the year 2020.  The following chart highlights the disease states that are expected to be impacted by the advent of stem cell therapies by the year 2020.

Source:  Robin Young, Stem Cell Summit, 2011, pg. 18.

Industry Market Drivers
We expect a number of key market drivers to cause the practice of regenerative medicine to proliferate over the next several years.  We believe that as regenerative medicine matures, clinical studies and practice of medicine will give way to broad clinical acceptance and substantial commercialization of cell based therapies.

We expect the following key market drivers to be the primary forces in the near future to positively impact the growth of regenerative medicine:

•	Legislative/regulatory initiatives
•	Government funding
•	Evidence based clinical outcomes
•	Corporate investment
•	Awareness of availability
•	Advocacy groups
•	Growing endorsement by clinicians
•	Increase in prevalence of conditions treated
•	New sources of stem cells
•	Standardization in surgical procedures and hospital protocols using stem cells for patient treatments

Product Overview

We provide products and technologies to enable highly-effective cell separation, processing and cryopreservation for storage of biological fluids including umbilical cord blood, peripheral blood and bone marrow in a proprietary format.  These proprietary products and technologies are designed for use in the laboratory as well as point of care.

Cord Blood
•
The AXP System is a medical device with an accompanying disposable bag set that isolates and retrieves stem cells from umbilical cord blood.  The AXP System provides cord blood banks with an automated method to concentrate adult stem cells which reduces the overall processing and labor costs with a reduced risk of contamination under cGMP conditions.  The AXP System retains over 97% of the mononuclear cells (“MNCs”).  High MNC recovery has significant clinical importance to patient transplant survival rates.  Self-powered and microprocessor-controlled, the AXP device contains flow control optical sensors that achieve precise separation.

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

Worldwide Cord Blood Banks Growth Rate (Data Gathered by ThermoGenesis)
	2005	2012	CAGR
Public Banks	116	180	6.5%
Private Banks	89	239	15.2%
Public/Private	4	15	20.8%
Total Banks	209	434	11.0%

Bone Marrow
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

•
The MarrowXpress® or MXP System, a derivative product of the AXP and its accompanying disposable bag set, isolates and concentrates stem cells from bone marrow aspirate and its initial application is for the preparation of cells for regeneration of bone in spinal fusion procedures.  The product is an automated, closed, sterile system that volume-reduces blood from bone marrow to a user-defined volume in 30 minutes, while retaining over 90% of the MNCs, a clinically important cell fraction. Self-powered and microprocessor-controlled, the MXP System contains flow control optical sensors that achieve precise separation.  In June 2008, we received the CE-Mark, enabling commercial sales in Europe.  In July 2008, we received authorization from the FDA to begin marketing the MXP in the U.S. for the preparation of cell concentrate from bone marrow.

PRP
•
The Res-Q 60 PRP, is designed to be used for the safe and rapid preparation of autologous PRP from a small sample of blood at the point of care. The product allows PRP to be mixed with autograft and/or allograft bone prior to application to a bony defect in the body.  The Res-Q 60 PRP received FDA 510(k) clearance in June of 2011.  Res-Q 60 PRP is expected to become commercially available in fiscal 2013.

Other
The Company has begun efforts to divest or discontinue the following product lines which are not strategically aligned with our regenerative medicine strategy.

•	The ThermoLine® product line includes the ultra-rapid plasma ThermoLine Freezer and ultra-rapid plasma ThermoLine Thawer. The Company is in the process of winding down the ThermoLine product line.

•
The CryoSeal® System is an automated system serving the wound market used to prepare an autologous hemostatic surgical sealant from a patient’s own blood or from a single donor in approximately one hour.  On June 30, 2012, Asahi exercised the option to purchase certain intangible assets related to this product line, including all associated patents, trademarks and engineering files.

Sales and Distribution Channels

Worldwide distribution network for our products.

Cord Blood Stem Cell Processing and Storage
AXP System		BioArchive System
•	CEI Certain countries in Latin America	•	CEI Certain countries in Latin America
		●	Concessus
●	Concessus Western Europe (effective August 2012)		Western Europe
		●	Danyel Biotech
•	Danyel Biotech Israel		Israel (effective September 2012)
		●	Delrus
•	Delrus Russian Federation and CIS countries		Russian Federation and CIS countries
		●	Fenwal, Inc.
•	Fenwal, Inc. 3 countries in Asia		3 countries in Asia
		●	Golden Profit
●	Golden Profit Hong Kong, Malaysia and Taiwan (effective August 2012)		Hong Kong, Malaysia and Taiwan (effective July 2012)
		●	HVD Vertriebs G.m.b.H.
●	HVD Vertriebs G.m.b.H. Middle East and portions of Europe		Middle East and portions of Europe

●	GE Healthcare (“GEHC”) U.S. and Canada

Automated Bone Marrow & PRP Processing
MXP System		Res-Q 60 BMC		Res-Q 60 PRP
•	Celling Technologies Worldwide	●	Arthrex Private label, Worldwide	●	Arthrex Private label, Worldwide

•	Nanshan Memorial Medical Institute (“Nanshan”), China and Hong Kong, excluding Taiwan	●	Celling Technologies Worldwide	●	BioParadox, LLC Worldwide
		●	Nanshan
•	TotipotentSC 3 countries in Asia		China and Hong Kong, excluding Taiwan
•	ThermoGenesis All other countries	●	TotipotentSC 3 countries in Asia

Business Development

We continue to have encouraging discussions with multiple potential partners with the goal of identifying and developing growth opportunities beyond our current product offering and in additional geographies.  These include leveraging our technology platforms into new markets such as additional cord blood products, other potential bone marrow technologies and adipose tissue processing, while addressing the cell processing work flow continuum from cell sourcing and preparation through to preservation and patient administration.

We maintain a rigorous flow of discussions with numerous organizations having complementary products, services or other relevant assets.  We are optimistic that our business development efforts will generate increased sales and shareholder value through advancing existing products into new applications, indications and by new product development and introductions.  See Item 1A “Risk Factors”.

Competition

Following are our major competitors, listed by each of our major products and disclosing the markets in which they currently distribute competing products.

Competitors/Markets	Area of Focus	Geographic Distribution
AXP System
Biosafe/Sepax	• Processing of cord blood	• Direct sales in the U.S. and major European Union (“EU”) markets; local distribution network in Asia Pacific
BioE/PrepaCyte-CB	• Modified manual processing of cord blood	• Worldwide via local distribution networks
Pall Corporation	• Bag sets for manual processing	• U.S. and Europe
OriGen	• Bag for storage of cord blood	• Worldwide direct and via local distribution networks
BioArchive
Chart Industries	• Cryopreservation of cells and tissue • BioRepository (Storage of cell lines, primarily in vials) • BioPharma (Storage of drugs or vaccines, primarily in vials) • Cord blood banks	• Worldwide via local distribution networks
Taylor-Wharton	• Cryopreservation of cells and tissue. • BioRepository • BioPharma • Cord blood banks	• Worldwide via local distribution networks
MXP System
Biosafe/Sepax	• Laboratory processing of bone marrow aspirate	• Direct sales in the U.S. and major EU markets; local distribution network in Asia Pacific
COBE Spectra	• Laboratory processing of bone marrow aspirate	• Worldwide
Ficoll-Paque	• Manual processing of bone marrow aspirate	• Worldwide distribution through GEHC
Res-Q 60 BMC
Terumo Cardiovascular Systems/SmartPReP2 BMAC	• Point of care and laboratory processing of bone marrow aspirate	• Worldwide direct
Biomet/MarrowStim	• Point of care processing of bone marrow aspirate	• Worldwide direct
Biosafe/Sepax	• Laboratory processing of bone marrow aspirate	• Direct sales in the U.S. and major EU markets; local distribution network in Asia Pacific
Res-Q 60 PRP
Terumo Cardiovascular Systems/SmartPReP2 BMAC	• Point of care of peripheral blood	• Worldwide direct
Biomet/GPS III and the BioCUE	• Point of care processing of peripheral blood	• Worldwide direct

Clinical Evaluations

We believe that increasing the amount of available clinical data demonstrating the safety and efficacy of our products is a competitive differentiator and will continue to be a major effort of our growth strategy.  As such, indication-specific clinical data will be essential for broad market acceptance and regulatory approval.

Below are examples of third party clinical evaluations we are supporting:

Sponsor/Site	Product	Indication	Purpose	Status
TotipotentSC/ Fortis Hospital, New Delhi, India	Res-Q	Critical Limb Ischemia (“CLI”) /Peripheral Artery Disease (“PAD”)	Purpose is to establish Res-Q BMC safety/efficacy for CLI (Ph1b study)	Underway – Follow up observations
XianWu Hospital, Beijing, China	Res-Q	CLI/PAD	Purpose is to establish Res-Q BMC safety/efficacy for CLI	Underway – Initial patients enrolled
Celling Technologies/ UC Davis	Res-Q	Non-union bone fractures	Purpose is to establish Res-Q BMC safety/efficacy for non-union bone fractures.	Enrollment complete – Follow up observations and assessment
Second University of Naples, Italy	MXP	CLI /PAD	Purpose is to establish MXP BMC safety/efficacy for CLI	Complete: Data analysis and assessment

Research and Development

Our research and development activities in fiscal 2012 focused principally on product enhancements and cost reductions to existing products.  The Company also completed a major effort to support the registration and sale of certain assets of the CryoSeal product line to Asahi-Kasei of Japan.  Research and development expenses were $3,729,000, $3,003,000 and $5,013,000 for the years ended June 30, 2012, 2011 and 2010, respectively.  These totals include expenses related to engineering, regulatory, scientific and clinical affairs.

In fiscal 2013, development will continue to be balanced between existing product enhancements, cost reductions and new product generation.  The Company plans to evaluate product line extensions and enhancements for new disposables for the cord blood market and new point of care disposables to accommodate modified cell compositions for new performance requirements and new cell sources.  The Company is also planning continued cost reduction work in most areas of disposables; the effects of which will be felt in fiscal 2013 and beyond.

Manufacturing

Our long-term manufacturing strategy is to utilize high quality, low cost contract manufacturers for the routine production of our products.  We have outsourced the manufacturing of virtually all our disposable products.  During fiscal 2012, the Company successfully leveraged its relationship with key suppliers to lower costs while improving quality and delivery in both the AXP disposables and Res-Q product family.  On the medical device side of the business, some devices and major sub-assemblies have been outsourced.  The remaining devices and final assemblies are manufactured in-house due to their low volumes making outsourcing impractical.

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

Quality System

Our quality system has been created to be harmonized with domestic and international standards and is focused to ensure it is appropriate for the specific devices we manufacture.  Our corporate quality policies govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of all finished devices intended for human use. These requirements are intended to ensure that finished devices will be safe and effective and otherwise in compliance with the FDA Quality System Regulation (“QSR”) (21 CFR 820) administered by the FDA and the applicable rules of other governmental agencies.

We, as well as any contract manufacturers of our products, are subject to inspections by the FDA and other regulatory agencies for compliance with applicable regulations, codified in the QSR which include requirements relating to manufacturing processes, extensive testing, control documentation and other quality assurance procedures.  Our facilities have undergone International Organization of Standards (“ISO”) 13485:2003 and EU Medical Device Directive (“MDD”) (93/42/EEC) inspections and we have obtained approval to CE-Mark our products.  Failure to obtain or maintain necessary regulatory approvals to market our products would have a material adverse impact on our business.

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

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable state and foreign agencies.  To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, installation and servicing, clinical testing, post-market surveillance and approval of our products, including investigational, and commercially-distributed medical devices.  These international, national, state, and local agencies set the legal requirements for ensuring our products are safe and effective, as well as manufactured, packaged and labeled in conformity with cGMP established by the FDA, as well as comparable regulations under the MDD of the EU.  Virtually every activity associated with the manufacture and sale of our products and services are scrutinized on a defined basis and failure to implement and maintain a Quality Management System could subject the Company to civil and criminal penalties.

Class III Devices
Before certain medical devices may be marketed in the U.S., they must be approved by the FDA.  FDA approval depends on the classification of the device.  If the product is a Class III device, the FDA approval process includes the following:

•	Extensive pre-clinical laboratory and animal testing,
•	Submission and approval of an Investigational Device Exemption (“IDE”) application,
•	Human clinical trials to establish the safety and efficacy of the medical device for the intended indication, and
•	Submission and approval of a Premarket Approval (“PMA”) application to the FDA.

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

Medical device clinical trials are typically conducted as a Phase III clinical trial.  A Phase II or combined Phase I/II safety pilot trial may be performed prior to initiating the Phase III clinical trial to determine the safety of the product for specific targeted indications or dosage optimization studies.  The FDA, the clinical trial sponsor, the investigators or the IRB may suspend clinical trials at any time if any one of them believes that study participants are being exposed to an unacceptable health risk.

The combined results of product development, pre-clinical studies, and Phase III clinical studies are submitted to the FDA as a PMA application for approval of the marketing and commercialization of the medical device in the U.S.  The FDA may deny the approval of a PMA application if applicable regulatory criteria are not satisfied or it may require additional clinical testing.  Even if the appropriate data is submitted, the FDA may ultimately decide the PMA application does not satisfy the criteria for approval.  Product approvals, once obtained, may be withdrawn if compliance with regulatory standards is not maintained or if safety concerns arise after the product reaches the market.  The FDA may require post-marketing testing and surveillance programs to monitor the effect of the medical devices that have been commercialized and has the power to prevent or limit future marketing of the product based on the results of such programs.

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

Each manufacturing establishment must be registered with the FDA and is subject to a biennial inspection for compliance with the Federal Food, Drug, and Cosmetic Act and the QSRs.  In addition, each manufacturing establishment in California must be registered with the California State Food and Drug Branch of the California Department of Public Health and be subject to an annual inspection by the State of California for compliance with the applicable state regulations.  Companies are also subject to various environmental laws and regulations, both within and outside the U.S.  Our operations involve the use of substances regulated under environmental laws, primarily manufacturing and sterilization processes.  Workplace safety, hazardous material, and controlled substances regulations also govern our activities.  The Company has a California Environmental Protection Agency Identification number for the disposal of biohazardous waste from its research and development biological lab.  Our cost associated with environmental law compliance is immaterial.  The California State Food and Drug Branch of the California Department of Public Health completed a quality system compliance audit resulting with zero observations in fiscal 2011.  The FDA audited ThermoGenesis in fiscal 2012 resulting in two minor non-conformances that were resolved before the end of the audit.

International Regulatory Requirements
Internationally, we are required to comply with a multitude of other regulatory requirements.  These regulations may differ from the FDA regulatory scheme.  In the EU, a single regulatory approval process has been created and approval is represented by the CE-Mark.  To be able to affix the CE-Mark to our medical devices and distribute them in the EU, we must meet minimum standards for safety and quality (known as the essential requirements) and comply with one or more conformity rules.  A Notified Body assesses our quality management system and compliance to the MDD.  Marketing authorization for our products is subject to revocation by the applicable governmental agency or notified body under the EU which are subject to annual audit confirmations with respect to our quality system.

Patents and Proprietary Rights

The Company believes that patent protection is important for its products and potential segments of its current and proposed business.  In the U.S., the Company currently holds 11 patents, and has 4 patents pending to protect the designs of products that the Company intends to market.

Patent positions of medical device companies, including our company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application can be denied or significantly reduced either before or after the patent is issued. Consequently, there can be no assurance that any of our pending patent applications will result in an issued patent. There is also no assurance that any existing or future patent will provide significant protection or commercial advantage, or whether any existing or future patent will be circumvented by a more basic patent, thus requiring us to obtain a license to produce and sell the product. Generally, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. In addition, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent the subject matter covered by each of our pending U.S. patent applications or that we were the first to file non-U.S. patent applications for such subject matter.

If a third party files a patent application relating to an invention claimed in our patent application, we may be required to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine who owns the patent. Such proceeding could involve substantial uncertainties and cost, even if the eventual outcome is favorable to us. There can be no assurance that our patents, if issued, would be upheld as valid in court.

Third parties may claim that our products infringe on their patents and other intellectual property rights. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. If a competitor were to challenge our patents, licenses or other intellectual property rights, or assert that our products infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive changes to our product designs, license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources but also divert our management’s time and effort. Such claims could also cause our customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the claim.

Licenses and Distribution Rights

Golden Meditech
In August 2012, the Company entered into a Product Purchase and International Distributor Agreement with Golden Meditech Holdings Limited (“Golden Meditech”). Under the terms of the agreement, Golden Meditech obtained the exclusive, subject to existing distributors and customers, rights to develop an installed base for the Company’s AXP System in specified countries.  This right includes the right to distribute AXP Disposable Blood Processing Sets and use rights to the AXP System, and other accessories used for the processing of stem cells from cord blood.  Golden Meditech has rights in the People’s Republic of China (excluding Hong Kong and Taiwan), India, Singapore, Indonesia, and the Philippines and may begin selling once relevant approval has been obtained in each respective country. Additionally, Golden Meditech is subject to certain annual minimum purchase commitments.  The term of the agreement is for 5 years with one year renewal options by mutual agreement.

Asahi
Effective June 30, 2012 Asahi exercised its option to purchase certain intellectual property rights (Assets) of the Company for the CryoSeal System, including, but not limited to, patents and patent applications, trademarks and any and all commercial and technical know-how.  The Assets were sold for $2,000,000 which was received in August 2012.

In June 2010, the Company and Asahi entered into an amendment (the "Amendment") of their Distribution and License Agreement, originally effective March 28, 2005.  Under the terms of the Amendment, Asahi obtained exclusive rights to distribute the CryoSeal System in South Korea, North Korea, Taiwan, the People’s Republic of China, the Philippines, Thailand, Singapore, India and Malaysia.  These rights included the exclusive right to market, distribute and sell the processing disposables and thrombin reagent for production of thrombin in a stand alone product.  The Company will provide support to Asahi in the form of maintaining manufacturing capabilities of the CryoSeal System until the earlier of when Asahi receives regulatory approval from the Ministry of Health, Labour and Welfare (“MHLW”) or December 31, 2012, upon which the Company shall have no further obligation to manufacture.  Asahi received regulatory approval on August 31, 2011.  Asahi shall continue to have the right to manufacture such products in Japan and shall additionally have a non-exclusive right to manufacture such products outside of Japan and would make royalty payments to the Company for products it manufactures and sells.  The Amendment extends the agreement eight years with automatic one year renewals.  Asahi paid us a $1,000,000 license fee, which was fully earned and non-refundable as of June 30, 2012.  Concurrent with exercising the purchase option, the terms and conditions of the Amendment terminated.

Arthrex
In January 2012, the Company entered into an agreement with Arthrex.  Under the terms of the agreement, Arthrex obtained exclusive rights in certain territories to sell, distribute and service the Company’s Res-Q60 System technology for use in the preparation of autologous PRP and BMC for sports medicine applications and orthopedic procedures.  The Company granted Arthrex a limited license to use the Company’s intellectual property as part of enabling Arthrex to sell the products.  Arthrex will purchase products from the Company to distribute and service at certain purchase prices, which may be changed after an initial period.  The agreement contains purchase minimums that must be met on a yearly basis for Arthrex to maintain its exclusivity.  Arthrex also pays a certain royalty rate based upon volume of products sold.  The term of the agreement is for 5 years, subject to an extension right of an additional 3 years.

Nanshan
In November 2010, the Company and Nanshan entered into an International Distributor Agreement.  Under the terms of the agreement, Nanshan obtained rights to sell, distribute, and service the Company’s MXP and Res-Q product lines in the People’s Republic of China and Hong Kong (not including Taiwan).  The term of the agreement is for four years, subject to extension rights.  Nanshan was granted restricted common stock upon execution of the agreement in the amount of 0.5% of the total outstanding common stock of the Company which equaled 70,117 shares.  Nanshan has the right to additional grants of restricted common stock of the Company over the term of the agreement in an amount up to 806,000 shares upon the achievement of certain milestones up to $43 million in cumulative sales.

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

Cord Blood Registry Systems, Inc. (“CBR”)
In June 2010, the Company and CBR entered into a License and Escrow Agreement as a method to provide assurances to CBR of continuity of product delivery and manufacturing for CBR’s business, and to alleviate concerns about long term supply risk.  We are the sole provider for CBR of devices and disposables used in the processing of cord blood samples in CBR’s operations.  Under the agreement, the Company granted CBR a non-exclusive, royalty-free license to certain intellectual property necessary for the potential manufacture and supply of AXP devices and certain AXP disposables.  The license is for the sole and limited purpose of manufacturing and supplying the AXP and related disposables for use by CBR.  The licensed intellectual property will be maintained in escrow and will be released to and used by CBR if and only if the Company defaults under the Agreement.  Default occurs if the Company (1) fails to meet certain positive cash flow metrics for each rolling quarterly measurement period beginning December 31, 2010, except where the following two measures are met, (2) failure to meet cash balance and short-term investments of at least $6 million at the end of any given month, or (3) failure to meet a quick ratio of 2 to 1 at the end of any given month.  The Company is in compliance at June 30, 2012.

On August 22, 2006, the Company announced that GEHC and CBR, the world’s largest family cord blood bank, signed a multi-year contract to supply CBR with the Company’s AXP System.  In conjunction with this agreement, the Company signed a Product Development and Supply Assurance Agreement with CBR which assures the supply of AXP products for a 15-year period.

GEHC
In May 2010, the Company and GEHC signed a non-exclusive distribution agreement for the Res-Q 60 BMC System.  Under the agreement, GEHC has the right to distribute the Res-Q 60 BMC in the U.S., excluding orthopedic indications, Canada and 19 European countries.  The agreement has a two and a half year term, with automatic one year renewals, unless terminated by either party with six months advance notice.  The Agreement provides for a price reduction mechanism should the Company fail to meet certain product quality and delivery metrics. The parties mutually agreed to terminate effective December 31, 2011.

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

In January 2012, the Company and GEHC signed an amendment (the “2012 Amendment”), effective August 1, 2012.  Under the terms of the 2012 Amendment, GEHC will continue to distribute the AXP product line in the United States and Canada.  The purchase prices for the products are fixed.  The 2012 Amendment will automatically renew for one year terms unless terminated by either party with 90 days notice.

Fenwal, Inc. (“Fenwal”)
In March 2010, the Company and Fenwal signed a five-year distribution agreement.  Under the agreement, Fenwal will have exclusive rights to market and distribute the AXP System and BioArchive System for use in cord blood processing and storage in China, India and Japan.

Celling Technology, LLC. (“Celling”)
In September 2008, the Company and Celling signed a distribution agreement for the Company’s MXP and Res-Q 60 BMC product lines.  The distribution rights are for the field of use in orthopedic intraoperative or point of care applications.  The five-year agreement provides Celling with an initial two-year period of exclusive distribution rights in the U.S. and non-exclusive distribution rights throughout the rest of the world, excluding Central and South America, Russia and certain Eastern European countries.  The exclusivity period and field of use may be extended under certain circumstances. The parties amended the agreement in July 2009 to provide shared funding for clinical studies to demonstrate the clinical effectiveness of the products in orthopedic applications.  The parties amended the agreement in January 2012.  The revised distribution rights are world-wide, non-exclusive within field of use for the MXP and exclusive within field of use in the United States and non-exclusive in Mexico for the Res-Q.

New York Blood Center (“NYBC”)/Pall Medical
In March 1997, the Company and NYBC, as licensors, entered into a license agreement with Pall Medical, a subsidiary of Pall Corporation, as a Licensee through which Pall Medical became the exclusive worldwide manufacturer (excluding Japan) for a system of sterile, disposable containers developed by the Company and NYBC for the processing of hematopoietic stem cells sourced from placental cord blood (“PCB”).  The system is designed to simplify and streamline the harvesting of stem cells from umbilical cord blood and the manual concentration, cryopreservation (freezing) and transfusion of the PCB stem cells while maintaining the highest stem cell population and viability from each PCB donation.  In May 1999, the Company and Pall Medical amended the original agreement, and the Company regained the rights to distribute the bag sets outside North America and Europe under the Company’s name.  In fiscal 2012, the Company and NYBC signed an agreement which provides for the equal sharing of royalties between the two parties effective July 1, 2011, except for calendar 2012, in which NYBC shall receive 75% and the Company 25%.

Backlog

Our backlog was $1,528,000 and $1,118,000 as of June 30, 2012 and 2011, respectively.  Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months.  Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge.  Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.

Employees

As of June 30, 2012, the Company had 68 employees, 30 of whom were engaged in manufacturing operations and quality control, 13 in research and new product development, regulatory affairs, clinical and scientific affairs, 13 in sales, marketing and customer service, and 12 in administration.  The Company also utilizes temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing.  None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage.

Foreign Sales and Operations

For fiscal 2012, foreign sales were $8,240,000 or 43% of net revenues.  For fiscal 2011, foreign sales were $9,655,000 or 41% of net revenues.  For fiscal 2010, foreign sales were $9,261,000 or 40% of net revenues.

Our AXP and MXP bag sets are manufactured by a contract supplier in Costa Rica and our manual cord blood disposable bag set that can be used with the BioArchive System is manufactured by a contract supplier in Mexico.

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

A Significant Portion of our Revenue is Derived from Customers in Foreign Countries.  We may Lose Revenues, Market Share, and Profits due to Exchange Rate Fluctuations, Political and Economic Changes Related to our Foreign Business.  In the year ended June 30, 2012, sales to customers in foreign countries comprised approximately 43% of our revenues.  This compares to 41% in fiscal 2011.  Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world.  Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors.  Potentially volatile shifts in exchange rates may negatively affect our financial position and results.

The Loss of a Significant Distributor or End User Customer may Adversely Affect our Financial Condition and Results of Operations.  Revenues from one significant distributor comprised 29% of our revenues for the year ended June 30, 2012 and approximately 80% of the significant distributor’s revenue came from one customer.  The loss of a large end user customer or distributor may decrease our revenues.

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

Our Inability to Successfully Identify and Complete Acquisitions or Successfully Integrate Any New Products Could Have a Material Adverse Effect on Our Business. Our current business strategy includes the acquisition of other companies, technologies and products that position us to move into greater markets and larger revenue streams.  Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory, including antitrust, approvals. We would seek to acquire based on time and risks associated with moving towards our strategic markets, as opposed to the risks and costs associated with trying to organically grow or develop those components.  We may not be able to identify and successfully complete transactions.  Any acquisitions we may complete may be made at a substantial premium over the fair value of the net identifiable assets. Further, we may not be able to integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business.

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

Any Failure to Achieve and Maintain the High Design and Manufacturing Standards that our Products Require may Seriously Harm our Business.  Our products require precise, high-quality manufacturing. Achieving precision and quality control requires skill and diligence by our personnel as well as our vendors.  Our failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, design defects or component failures could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.  Additionally, the large amount of AXP disposable inventory certain distributors and end-users maintain may delay the identification of a manufacturing error and expand the financial impact.  A manufacturing error or defect, or previously undetected design defect, or uncorrected impurity or variation in a raw material component, either unknown or undetected, could affect the product.  Despite our very high manufacturing standards, we cannot completely eliminate the risk of errors, defects or failures. If we or our vendors are unable to manufacture our products in accordance with necessary quality standards, our business and results of operations may be negatively affected.

Our Revenues and Operating Results may be Adversely Affected as a Result of our Required Compliance with the Adopted European Union Directive on the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, as well as Other Standards Around the World. A number of domestic and foreign jurisdictions seek to restrict the use of various substances, a number of which have been or are currently used in our products or processes. For example, the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive now requires that certain substances, which may be found in certain products we have manufactured in the past, be removed from all electronics components. Eliminating such substances from our manufacturing processes requires the expenditure of additional research and development funds to seek alternative substances for our products, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive. Other countries, such as China, have enacted or may enact laws or regulations similar to RoHS. While we have implemented a compliance program to ensure our product offering meets these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts. Additionally, if we were found to be non-compliant with any such rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.

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

Our AXP Revenue is Indirectly Subject to Customer and Distributor Inventory Requirements and Continuity of Inventory Purchasing.  The GEHC AXP distribution agreement expires July 31, 2013, with automatic one year renewals, unless terminated by either party at any time with a 90 day advance notice.  Contract termination would cause the sale of AXP disposable product inventory by GEHC, which would result in a surplus of product availability in the market.  During the sell-off of product inventory by GEHC, our revenues could decline significantly, which would have a material adverse effect on our financial performance during those periods.  We estimate the amount of such a revenue decline could be up to $1.5 million per quarter over two consecutive quarters.  If termination occurred, we would attempt to mitigate the financial impact on working capital requirements by seeking other distribution partners, modifying customer contracts or seeking additional debt or equity financing.

Failure to Meet Certain Financial Covenants could Decrease our AXP Revenues.  Under certain license and escrow agreements, if we fail to meet certain financial covenants, other companies may take possession of the escrowed intellectual property and initiate manufacturing of the applicable device and disposables. If this were to occur, our revenues would be negatively impacted.

Failure to Retain or Hire Key Personnel May Adversely Affect Our Ability to Sustain or Grow Our Business.  Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key research, technical, clinical, regulatory, sales, marketing and managerial personnel.  Our future success partially depends upon the continued services of key technical and senior management personnel.  Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial and technical personnel.  The inability to retain or attract qualified personnel could have a significant negative effect upon our efforts and thereby materially harm our business and future financial condition.

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

Future Regulatory Changes May Affect Our Business.  On August 3, 2010, the FDA released for public comment two internal working group reports with numerous recommendations (1) to improve the 510(k) process, and (2) to utilize science in regulatory decision making in ways that encourage innovation yet maintain predictability.  In addition, the Institute of Medicine (“IOM”) has conducted an independent evaluation of the 510(k) program.  We anticipate significant changes will result in the way 510(k) programs will operate and the data requirements, including clinical data, to obtain 510(k) clearance or PMA approval.  We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances or PMA approvals in a timely manner or the effect on our business

Changes in Governmental Regulations may Reduce Demand for our Products or Increase our Expenses. We compete in many markets in which we and our customers must comply with federal, state, local and international regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by those regulations. Any significant change in regulations could reduce demand for our products or increase our expenses. For example, many of our instruments are marketed to the industry for enabling new regenerative therapies.  Changes in the U.S. FDA’s regulation of the devices and products directed at regenerative medicine, and development process for new therapeutic applications could have an adverse effect on the demand for these products.

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

Risks Related to Operating Results and Financial Markets
We Have Incurred Net Losses since Our Inception and Losses May Continue.  Except for net income of $11,000 for fiscal 1994, we have not been profitable since our inception.  For the fiscal year ended June 30, 2012, we had a net loss of $4,986,000 and an accumulated deficit at June 30, 2012, of $111,105,000.  We will continue to incur significant costs as we develop and market our current products and related applications.  Although we are executing our business plan to develop, market and launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales.

We May Need to Raise Additional Capital in the Future to Fund Our Operations.  We May be Unable to Raise Funds When Needed or on Acceptable Terms.  During the year ended June 30, 2011, we raised net proceeds of $3.9 million through a public offering of common stock and warrants.  As of June 30, 2012, we had a cash balance of $7,879,000.  Based on our cash balance, historical trends, planned cost reductions and future revenue projections, we believe our current funds are sufficient to provide for our projected needs to maintain operations and working capital requirements for at least the next 12 months.  However, we may be required to seek additional capital during the next 12 months should we not be able to maintain compliance with, or obtain forbearance of financial covenants in the CBR License and Escrow Agreement or if actual sales do not meet expectations, or product development, marketing and production costs increase significantly.  We may also raise money for strategic initiatives which may be dilutive.  Any additional equity financings may be dilutive to our existing stockholders.

The Continuing Economic Downturn in the U.S. and World Financial and Securities Markets Could Have a Material Adverse Effect on our Customers’ Business and Affect our Operations and Revenues.  Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate.  The current economic conditions including the lingering effects of the global recession could adversely impact our business in fiscal year 2013 and beyond, resulting in:

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock, $0.001 par value, is traded on NASDAQ under the symbol KOOL.  The following table sets forth the range of high and low bid prices for the Company’s common stock for the past two fiscal years as reported by NASDAQ.

Fiscal 2012	High	Low	Fiscal 2011	High	Low

First Quarter (Sep. 30)	$2.13	$1.20	First Quarter (Sep. 30)	$2.89	$1.76
Second Quarter (Dec. 31)	$1.29	$0.71	Second Quarter (Dec. 31)	$3.76	$2.32
Third Quarter (Mar. 31)	$1.15	$0.70	Third Quarter (Mar. 31)	$3.82	$1.97
Fourth Quarter (June 30)	$0.95	$0.80	Fourth Quarter (June 30)	$2.47	$1.91

The Company has not paid cash dividends on its common stock and does not intend to pay a cash dividend in the foreseeable future.  There were approximately 277 stockholders of record on June 30, 2012 (not including street name holders).

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

ThermoGenesis Corp.
Five-Year Review of Selected Financial Data

	Year Ended June 30,
Summary of Operations	2012	2011	2010	2009	2008
Net revenues	$19,023,000	$23,400,000	$23,088,000	$19,799,000	$21,946,000

Cost of revenues	(12,690,000)	(14,563,000)	(15,643,000)	(14,106,000)	(14,976,000)

Gross profit	6,333,000	8,837,000	7,445,000	5,693,000	6,970,000

Selling, general and administration	(7,983,000)	(8,669,000)	(7,686,000)	(9,249,000)	(10,165,000)
Research and development	(3,729,000)	(3,003,000)	(5,013,000)	(5,222,000)	(7,172,000)
Interest and other income, net	393,000	268,000	61,000	228,000	1,186,000
Net loss	$(4,986,000)	$(2,567,000)	$(5,193,000)	$(8,550,000)	$(9,181,000)
Per share data:
Basic and diluted net loss per common share	$(0.30)	$(0.17)	$(0.37)	$(0.61)	$(0.66)

Balance Sheet Data	2012	2011	2010	2009	2008

Cash, cash equivalents and short term investments	$7,879,000	$12,309,000	$10,731,000	$15,631,000	$25,287,000

Working capital	$14,034,000	$18,976,000	$16,587,000	$20,923,000	$29,978,000

Total assets	$21,080,000	$24,399,000	$24,030,000	$27,655,000	$38,282,000

Total liabilities	$5,182,000	$4,306,000	$6,251,000	$5,201,000	$7,757,000

Total stockholders’ equity	$15,898,000	$20,093,000	$17,779,000	$22,454,000	$30,525,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(a)  Overview

ThermoGenesis designs, develops, and commercializes devices and disposable tools for the processing, storage and administration of cell therapies.  The Company was founded in 1986 and is located in Rancho Cordova, California.  Our products automate the volume reduction and cryopreservation process of adult stem cells and growth factors from cord blood, peripheral blood and bone marrow for use in laboratory and point of care settings.  Our growth strategy is to expand our offerings in regenerative medicine and partner with other pioneers in the stem cell arena to accelerate our worldwide penetration in this potentially explosive market.

As of January 27, 2012, we effected a tactical reorganization and cost cutting initiative designed to better align resources with our current and expected near term revenue streams to address global economic conditions and the impact of those conditions on our business.  As part of the reorganization, there were a number of changes in corporate management and responsibilities including the resignation of the Chief Executive Officer, the promotion of the current Chief Financial Officer to Chief Executive/Chief Financial Officer and the elimination of ten additional positions.   We recorded one-time expenses of approximately $460,000 related to the restructuring.

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

Revenue Recognition:
Revenues from the sale of the Company’s products are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured.  The Company generally ships products freight on board (“F.O.B.”) shipping point.  There is no conditional evaluation on any product sold and recognized as revenue.  All foreign sales are denominated in U.S. dollars.  Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.

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

Revenue arrangements with multiple deliverables are divided into units of accounting if certain criteria are met, including whether the deliverable item(s) has value to the customer on a stand-alone basis.  Revenue for each unit of accounting is recognized as the unit of accounting is delivered.  Arrangement consideration is allocated to each unit of accounting based upon the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables.  Estimated selling prices are determined using vendor specific objective evidence of value (‘VSOE’), when available, or an estimate of selling price when VSOE is not available for a given unit of accounting.  Significant inputs for the estimates of the selling price of separate units of accounting include market and pricing trends and a customer’s geographic location.  We account for training and installation, and service agreements as separate units of accounting.

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

Stock-Based Compensation:
The Company calculates stock-based compensation on the date of the grant using the Black Scholes-Merton option-pricing formula.  The compensation expense is then amortized over the vesting period.  The Company uses the Black-Scholes-Merton option-pricing formula in determining the fair value of the Company’s options at the grant date and applies judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option.  The Company’s estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.  If any of the key assumptions change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

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

Results of Operations for the Year Ended June 30, 2012 as Compared to the Year Ended June 30, 2011

Net Revenues:
Net revenues for the year ended June 30, 2012 were $19,023,000 compared to $23,400,000 for the year ended June 30, 2011, a decrease of $4,377,000 or 19%.  BioArchive device revenues decreased $2,600,000 as there were fewer devices sold in fiscal 2012 than in the prior year.  The global economy has tightened capital budgets and lowered collection volumes which have impacted our BioArchive device sales.  We have also experienced a $740,000 decrease in our ThermoLine device revenues as we have stopped manufacturing devices due to our decision to divest or discontinue the product line and a minimum of sales resources are devoted to the remaining devices in inventory.  These decreases were offset by an increase in CryoSeal device and spare part revenues of $790,000 as we shipped a final device order of 25 units to Asahi during fiscal 2012.

Sales analysis for the year ended June 30:

	2012	Percentage of Revenues	2011	Percentage of Revenues
Disposable revenues:
AXP	$7,224,000	38%	$7,354,000	31%
BioArchive	3,621,000	19%	3,560,000	15%
Res-Q	1,894,000	10%	2,024,000	9%
CryoSeal	358,000	2%	607,000	3%
MXP	112,000	--	252,000	1%
	13,209,000	69%	13,797,000	59%
Non-disposable revenues:
BioArchive	2,512,000	13%	5,111,000	22%
CryoSeal	878,000	5%	88,000	--
ThermoLine	679,000	4%	1,420,000	6%
AXP/MXP/Res-Q	215,000	1%	668,000	3%
Other	1,530,000	8%	2,316,000	10%
Total Company revenues	$19,023,000	100%	$23,400,000	100%

The following represents the Company’s cumulative BioArchive System placements in the following geographies:

	June 30,
	2012	2011
Asia	86	81
United States	57	56
Europe	67	64
Rest of World	47	46
	257	247

Gross Profit:
The Company’s gross profit was $6,333,000 or 33% of net revenues for the year ended June 30, 2012, as compared to $8,837,000 or 38% for the year ended June 30, 2011.  The lower gross profit is primarily due to the mix of products sold and an increase in inventory and warranty reserves.  We delivered a final order to Asahi of 25 CryoSeal devices, at cost.  Inventory reserves increased primarily due to the deceleration in sales of the ThermoLine freezers and warranty reserves increased primarily due to the AXP disposable.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $7,983,000 for the year ended June 30, 2012, compared to $8,669,000 for the year ended June 30, 2011, a decrease of $686,000 or 8%.  The decrease is primarily due to a decrease in professional fees of $390,000 for strategic consultants and investment banker expenses incurred in the prior year.  Also, stock compensation expense decreased $200,000 mainly due to options granted in the prior year to the independent members of our Board of Directors and the prior year amortization of the initial grant of restricted stock to Nanshan upon signing the distribution agreement.  As a result of the restructuring that occurred in January 2012.  These decreases were offset by an increase in severance pay accruals as a result of the restructuring.

Research and Development Expenses:
Included in this line item are Engineering, Regulatory, Scientific and Clinical Affairs.

Research and development expenses for the year ended June 30, 2012 were $3,729,000 compared to $3,003,000 for fiscal 2011, an increase of $726,000 or 24%.  The increase is primarily due to funding of clinical studies and higher salaries and benefits due to the hiring of a Senior Director of Regulatory Affairs and Vice President of Scientific Affairs.

Management believes that product development and refinement are essential to maintaining the Company’s market position.  Therefore, the Company considers these costs as continuing costs of doing business.  No assurances can be given that the products or markets recently developed or under development will be successful.

Interest and Other Income, Net:
At June 30, 2012, we recognized other income of $327,000 due to the early termination of the Asahi Amendment.  The $327,000 represented excess funds allocated to offset research and development costs we had expected to incur.

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

Gross Profit:
The Company’s gross profit was $8,837,000 or 38% of net revenues for the year ended June 30, 2011, as compared to $7,445,000 or 32% for the year ended June 30, 2010.  The higher gross profit was primarily due to lower warranty costs of $500,000 and a decrease in overhead costs as we reduced headcount, achieved more efficient manufacturing and benefited from lower material costs through improved sourcing.

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

(c)   Liquidity and Capital Resources

At June 30, 2012, the Company had a cash and cash equivalents balance of $7,879,000 and working capital of $14,034,000.  This compares to a cash and cash equivalents balance of $12,309,000 and working capital of $18,976,000 at June 30, 2011.  In addition to revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $112 million, net of expenses, through common and preferred stock financings and option and warrant exercises.

Net cash used in operating activities for the year ended June 30, 2012 was $3,885,000, primarily due to the net loss of $4,986,000, offset by depreciation and stock-based compensation expense of $604,000 and $791,000, respectively.  Other liabilities utilized cash due to recognizing the Asahi prepayment and settling warranty claims.

Although the Company believes the recently completed tactical reorganization will result in greater near term cash preservation, the Company may be required to seek additional capital during the next 12 months should it not be able to maintain compliance with, or obtain forbearance of, its financial covenants.  See Part I Item 1-Business, Cord Blood Registry Systems, Inc.  Notwithstanding the aforementioned, we believe our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months.  Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control.  Further, with current performance trends, we intend to focus on potential near term business opportunities, which may include possible product line acquisitions, technology or strategic partner arrangements, any of which may have potential for near term revenue growth.  In addition, should we change distributors and take on the responsibility for maintaining significant product inventory levels for certain end user customers, we may need to raise additional funding.  Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities.  We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all see Part I Item 1A – Risk Factors.

The Company generally does not require extensive capital equipment to produce or sell its current products.  In fiscal 2010, the Company spent $470,000 for centrifuges to be placed at MXP customer sites, tooling for new products or additional vendors and quality system software.  In fiscal 2011, the Company spent $266,000 for products at customer sites and tooling.  In fiscal 2012, the Company spent $545,000 primarily for tooling at contract manufacturers.

At June 30, 2012, we had one distributor, GEHC, that accounted for 22% of accounts receivable and four distributors that individually accounted for 13%, 13%, 12% and 10% of accounts receivable. At June 30, 2011, we had one distributor, GEHC, that individually accounted for 14% of accounts receivable.

Revenues from one significant distributor, GEHC, totaled $6,746,000 or 35%, $7,824,000 or 33% and $9,890,000 or 43% of net revenues during the years ended June 30, 2012, 2011 and 2010, respectively.  Revenues from another distributor, Celling, totaled $1,870,000 or 10% and $2,229,000 or 10% of net revenues for the years ended June 30, 2012 and 2011, respectively.

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
We are a smaller reporting company as defined by Rule 12b-2 of the SEC Act of 1934 and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive and Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2012.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ThermoGenesis Corp.

We have audited the accompanying consolidated balance sheets of ThermoGenesis Corp. as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThermoGenesis Corp. at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Sacramento, California
September 20, 2012

ThermoGenesis Corp.
Consolidated Balance Sheets

ASSETS	June 30, 2012	June 30, 2011

Current assets:
Cash and cash equivalents	$7,879,000	$12,309,000
Accounts receivable, net of allowance for doubtful accounts of $30,000 ($36,000 at June 30, 2011)	4,558,000	3,963,000
Inventories	6,290,000	6,348,000
Prepaid expenses and other current assets	338,000	420,000
Total current assets	19,065,000	23,040,000

Equipment at cost less accumulated depreciation of $3,476,000 ($3,409,000 at June 30, 2011)	1,652,000	1,310,000
Intangible asset	315,000	--
Other assets	48,000	49,000
	$21,080,000	$24,399,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,772,000	$1,791,000
Accrued payroll and related expenses	607,000	384,000
Deferred revenue	424,000	235,000
Other current liabilities	1,228,000	1,654,000
Total current liabilities	5,031,000	4,064,000

Deferred revenue	55,000	242,000
Other non-current liabilities	96,000	--

Commitments and contingencies (Footnote 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding at June 30, 2012 and 2011	--	--

Common stock, $0.001 par value; 80,000,000 shares authorized; 16,413,066 issued and outstanding (16,346,366 at June 30, 2011)	16,000	16,000
Paid in capital in excess of par	126,987,000	126,196,000
Accumulated deficit	(111,105,000)	(106,119,000)

Total stockholders’ equity	15,898,000	20,093,000

	$21,080,000	$24,399,000

See accompanying notes.

ThermoGenesis Corp.
Consolidated Statements of Operations

	Years ended June 30,
	2012	2011	2010
Net revenues	$19,023,000	$23,400,000	$23,088,000
Cost of revenues	12,690,000	14,563,000	15,643,000
Gross profit	6,333,000	8,837,000	7,445,000

Expenses:
Selling, general and administrative	7,983,000	8,669,000	7,686,000
Research and development	3,729,000	3,003,000	5,013,000
Total operating expenses	11,712,000	11,672,000	12,699,000
Loss from operations	(5,379,000)	(2,835,000)	(5,254,000)

Interest and other income, net	393,000	268,000	61,000

Net loss	$(4,986,000)	$(2,567,000)	$(5,193,000)

Per share data:
Basic and diluted net loss per common share	$(0.30)	$(0.17)	$(0.37)

Shares used in computing per share data	16,389,008	14,816,163	14,023,240

See accompanying notes.

ThermoGenesis Corp.
Consolidated Statements of Stockholders' Equity

	Common Stock
	Shares	Amount	Paid in capital in excess of par	Accumulated deficit	Total stockholders’ equity

Balance at June 30, 2009	14,023,240	$14,000	$120,799,000	$(98,359,000)	$22,454,000

Stock-based compensation expense	--	--	518,000	--	518,000

Net loss	--	--	--	(5,193,000)	(5,193,000)

Balance at June 30, 2010	14,023,240	14,000	121,317,000	(103,552,000)	17,779,000

Issuance of common shares and warrants in public offering	2,250,000	2,000	3,912,000	--	3,914,000

Issuance of common shares for exercise of options	2,917	--	7,000	--	7,000

Issuance of common shares and compensation related to restricted common stock awards	70,117	--	146,000	--	146,000

Stock-based compensation expense	--	--	814,000	--	814,000

Fractional shares issued pursuant to reverse stock split	92	--	--	--	--

Net loss	--	--	--	(2,567,000)	(2,567,000)

Balance at June 30, 2011	16,346,366	16,000	126,196,000	(106,119,000)	20,093,000

Issuance of common shares and compensation related to unrestricted common stock awards	60,000	--	88,000	--	88,000

Issuance of common shares and compensation related to restricted common stock awards	6,700	--	326,000	--	326,000

Stock-based compensation expense	--	--	377,000	--	377,000

Net loss	--	--	--	(4,986,000)	(4,986,000)

Balance at June 30, 2012	16,413,066	$16,000	$126,987,000	$(111,105,000)	$15,898,000

See accompanying notes.

ThermoGenesis Corp.
Consolidated Statements of Cash Flows

	Years ended June 30,
	2012	2011	2010

Cash flows from operating activities:
Net loss	$(4,986,000)	$(2,567,000)	$(5,193,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	604,000	466,000	492,000
Stock-based compensation expense	791,000	960,000	518,000
Accretion of discount on short-term investments	--	--	(2,000)
Loss on sale/retirement of equipment	17,000	13,000	--
Loss on impairment of equipment	--	65,000	26,000
Net changes in operating assets and liabilities:
Accounts receivable, net	(655,000)	2,132,000	(1,797,000)
Inventories	120,000	(1,338,000)	34,000
Prepaid expenses and other current assets	(38,000)	1,000	361,000
Other assets	1,000	119,000	79,000
Accounts payable	696,000	(592,000)	602,000
Accrued payroll and related expenses	223,000	75,000	(572,000)
Deferred revenue	2,000	(604,000)	(132,000)
Other liabilities	(660,000)	(822,000)	1,156,000
Net cash used in operating activities	(3,885,000)	(2,092,000)	(4,428,000)
Cash flows from investing activities:
Purchase of short-term investments	--	--	(6,741,000)
Maturities of investments	--	--	15,719,000
Capital expenditures	(545,000)	(266,000)	(470,000)
Proceeds from sale of equipment	--	17,000	--
Net cash (used in)provided by investing activities	(545,000)	(249,000)	8,508,000
Cash flows from financing activities:
Exercise of stock options	--	7,000	--
Issuance of common stock	--	3,914,000	--
Payments on capital lease obligations	--	(2,000)	(4,000)
Net cash provided by(used in) financing activities	--	3,919,000	(4,000)
Net (decrease)increase in cash and cash equivalents	(4,430,000)	1,578,000	4,076,000
Cash and cash equivalents at beginning of year	12,309,000	10,731,000	6,655,000
Cash and cash equivalents at end of year	$7,879,000	$12,309,000	$10,731,000

Supplemental non-cash financing and investing information:
Transfer of inventories to equipment	--	--	$165,000
Transfer of equipment to inventories	--	$96,000	--
Transfer of equipment to other assets	--	--	$137,000
Transfer of inventories to prepaid expenses and other current assets	--	$120,000	--
Transfer of other current asset to inventories	$120,000	--	--
Acquisition of intangible asset in exchange for forgiveness of accounts receivable and assumption of liabilities	$390,000	--	--

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

In accordance with Accounting Standards Codification (“ASC”) 820 “Fair Values Measurements and Disclosures” (“ASC 820”), we measure our cash equivalents (money market funds and certificates of deposit) and short-term investments (certificates of deposit) at fair value.  ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

As of June 30, 2011 and 2012, we did not have any Level 2 or 3 financial instruments.

Level 1 assets measured at fair value on a recurring basis include the following as of June 30, 2011 and 2012:

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

Stock-Based Compensation
We have three stock-based compensation plans, which are described more fully in Note 7.

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

Stock-Based Compensation (Continued)
The fair value of the Company’s stock options granted to employees for the years ended June 30, 2012, 2011 and 2010 was estimated using the following weighted-average assumptions:

	2012	2011	2010
Expected life (years)	3.9	3.5	3.4
Risk-free interest rate	1.2%	1.3%	1.6%
Expected volatility	82%	87%	87%
Dividend yield	0%	0%	0%

The weighted average grant date fair value of options granted during the years ended June 30, 2012, 2011 and 2010 was $1.17, $1.77 and $1.48, respectively.

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

Income Taxes
The tax years 1993-2011 remain open to examination by the major taxing jurisdictions to which we are subject.  The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense.  To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.  There were no unrecognized tax benefits during all the periods presented.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.	Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)
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

Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding.  The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented.  Anti-dilutive securities, which consist of stock options, common stock restricted awards and warrants, that were not included in diluted net loss per common share, were 2,644,209, 2,619,807 and 1,230,830 as of June 30, 2012, 2011 and 2010, respectively.

Recently Adopted Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-14, “Certain Revenue Arrangements that Include Software Elements-A Consensus of the FASB Emerging Issues Task Force” which amends ASC 985-605, “Software Revenue Recognition” (ASU 2009-14) to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality.  This issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We adopted ASU 2009-14 effective July 1, 2010.  The adoption of ASU 2009-14 did not have a material impact on our consolidated results of operations or financial condition.

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

In May 2011, the FASB issued an ASU to the Fair Value Measurement Topic of the FASB ASC.  This update was issued in order to achieve common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”).  The update clarifies that (i) the highest and best use concept applies only to the fair value measurement of nonfinancial assets, (ii) specific requirements pertain to measuring the fair value of instruments classified in a reporting entity’s shareholders’ equity and, (iii) a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  The update changes requirements with regard to the fair value of financial instruments that are managed within a portfolio and with regard to the application of premiums or discounts in a fair value measurement.  In addition, the update increased disclosure requirements regarding Level 3 fair value measurements to include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between the unobservable inputs, if any.  We adopted ASU 2011-04 effective January 1, 2012.  The adoption of ASU 2011-04 did not have a material impact on our consolidated results of operations or financial condition.

Recently Issued Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The guidance improves the comparability of financial reporting and facilitates the convergence of U.S. GAAP and IFRS by amending the guidance in ASC 220, Comprehensive Income.  Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance is effective retrospectively for our interim period ending September 30, 2012.  The adoption of the guidance is not expected to have a material impact on our consolidated results of operations or financial condition.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Inventories

Inventories consisted of the following at June 30:

	2012	2011
Raw materials	$1,598,000	$1,945,000
Work in process	2,209,000	1,731,000
Finished goods	2,483,000	2,672,000
	$6,290,000	$6,348,000

3.	Intangible Asset

During the quarter ended March 31, 2012, we modified a distribution agreement to reacquire certain distribution rights related to the Res-Q product line.  As part of this modification, we paid consideration of $390,000, comprised of forgiving a $60,000 receivable and recording liabilities of $330,000 to provide inventory upgrades and service agreements at no cost.  We have recorded those costs as an intangible asset, which will be amortized to cost of revenues over the remaining life of the distribution agreement or 31 months.  Total intangible amortization expense for the year ending June 30, 2012 was $75,000.  Estimated intangible amortization expense for the three years ending June 30, 2013 through 2015 is $151,000, $151,000 and $13,000, respectively.

4.	Equipment

Equipment consisted of the following at June 30:

	2012	2011	Estimated Useful Life
Machinery and equipment	$3,496,000	$3,130,000	3-10 years or lease term
Computer and software	864,000	779,000	2-5 years
Office equipment	563,000	605,000	5-10 years
Leasehold improvements	205,000	205,000	5 years or lease term
	5,128,000	4,719,000
Less accumulated depreciation and amortization	(3,476,000)	(3,409,000)
	$1,652,000	$1,310,000

During the years ended June 30, 2012 and 2011, there were disposals of fully depreciated assets with a gross book value of $322,000 and $250,000, respectively.

Depreciation expense for the years ended June 30, 2012, 2011 and 2010 was $471,000, $466,000 and $492,000, respectively.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Liabilities

License and Option Agreements
In June 2010, the Company and Asahi entered into an amendment (the "Amendment") of their Distribution and License Agreement, originally effective March 28, 2005.  Under the terms of the Amendment, Asahi obtained exclusive rights to distribute the CryoSeal System in South Korea, North Korea, Taiwan, the People’s Republic of China, the Philippines, Thailand, Singapore, India and Malaysia. These rights included the exclusive right to market, distribute and sell the processing disposables and Thrombin Reagent for production of thrombin in a stand-alone product.

In connection with the above-described Amendment, the Company and Asahi also entered into an Option Agreement ("Option Agreement") and on June 30, 2012, Asahi exercised the option to purchase certain intangible assets related to this product line, including all associated patents and engineering files for $2,000,000.  In connection with the notice of exercise, the Amendment automatically terminated.  Payment of the $2,000,000 was based upon completion of certain provisions of the Option Agreement.  As such, the Company recognized the gain on sale upon completion of those provisions which occurred in July 2012.  The $2,000,000 payment was received in August 2012.

As part of the Amendment, we provided support to Asahi in the form of maintaining manufacturing capabilities of the CryoSeal System until termination of the Amendment.  Asahi paid $1,000,000, of which $400,000 was refundable if we failed to provide technical support or maintain manufacturing capabilities as specified.

We allocated $250,000 of the $1,000,000 to the additional license rights granted under the Amendment based on the fair value of those rights.  The $250,000 was amortized on the straight line basis over the term of the Amendment, or eight years.  At June 30, 2012, upon termination of the Amendment, the $188,000 included in long-term deferred revenue at June 30, 2011 was recognized.

The remaining $750,000 was allocated to offset further expenses we expected to incur in fulfilling our obligations under the Amendment, of which $350,000 was released as the expenses were incurred and the remainder was released upon completion of the refundable activities.  At June 30, 2011, $234,000 had been released and the remainder, $516,000, was released during the year ended June 30, 2012.  We recognized $189,000 as contra research and development expense based upon expenses incurred and $327,000 as other income as there were no further anticipated expenses due to the shortened contract term.

Other current liabilities consisted of the following at June 30:

	2012	2011
Accrued warranty reserves	$547,000	$608,000
Asahi prepayment	--	516,000
Accrued professional fees	159,000	257,000
Other accrued liabilities	522,000	273,000
	$1,228,000	$1,654,000

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Commitments and Contingencies

Operating Leases
We lease our facility pursuant to an operating lease, which contains scheduled rent increases.  The lease expires in 2016, has a cancellation option beginning November 1, 2014 and has a renewal option of five years.  We recognize rent expense on a straight-line basis over the term of the facility lease.  The annual future minimum lease payments for the non-cancelable operating lease are as follows:

2013	373,000
2014	387,000
2015	397,000
2016	410,000
2017	140,000
Total	$1,707,000

Rent expense was $470,000, $691,000 and $760,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

Contingencies
Subsequent to year-end, we were notified by a third party who believes that the Res-Q system infringes upon certain of its US and European patents.  The Company is in process of gathering information; however, it has not yet collected enough information to assess the validity of the alleged infringement or estimate any potential financial impact; therefore, it has not made an accrual as of June 30, 2012.

In the normal course of operations, we may have disagreements or disputes with customers, employees or vendors.  Further, in the growing medical device industry disputes may arise with competitors or other third parties in regards to patent infringement claims associated with their products or our products which may require expenditures of attorney fees to defend or prosecute such disputes or licensing fees associated with the resolution of such claims.  These disputes are seen by the Company’s management as a normal part of business, and there are no pending legal proceedings currently that management believes would have a significant material impact on the Company’s financial position, results of operations or cash flow.

Warranty
We offer a one year warranty on all of our non-disposable products.  We warrant disposable products through their expiration date.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Changes in the Company’s product liability which is included in accrued liabilities during the period are as follows:

	For years ended June 30,
	2012	2011
Beginning balance	$608,000	$1,113,000
Warranties issued during the period	282,000	261,000
Settlements made during the period	(471,000)	(815,000)
Changes in liability for pre-existing warranties during the period, including expirations	128,000	49,000
Ending balance	$547,000	$608,000

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Stockholders’ Equity

Common Stock
As of June 30, 2012, we had 3,588,465 shares of common stock reserved for future issuance.

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

Warrants
There was no warrant activity during the year ended June 30, 2010.  A summary of warrant activity for the two years ended June 30, 2012 follows:

	2012		2011
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at June 30	1,125,000	$2.64	--	--
Warrants granted	--	--	1,125,000	$2.64
Warrants canceled	--	--	--	--
Warrants exercised	--	--	--	--
Outstanding and exercisable at June 30	1,125,000	$2.64	1,125,000	$2.64

Stock Options
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

The 2002 Independent Directors Equity Incentive Plan (“2002 Plan”) permits the grant of stock or options to independent directors.  A total of 87,500 shares were approved by the stockholders for issuance under the 2002 Plan.  Options are granted at prices which are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years.  Options generally vest immediately, unless otherwise determined by the Board of Directors.  The 2002 Plan, but not the options granted, expired in January 2012.

The 2006 Equity Incentive Plan (“2006 Plan”) permits the grant of options, restricted stock, stock bonuses and stock appreciation rights to employees, directors and consultants.  Under the 2006 Plan, the number of shares of common stock equal to 6% of the number of outstanding shares of the Company are authorized to be issued.  The number of shares available to grant for awards adjusts at the beginning of each fiscal year if additional options to purchase shares of common stock were issued in the preceding fiscal year.  As of June 30, 2012 there have been 2,568,580 shares approved under the Plan for issuance.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Stockholders’ Equity (Continued)

Stock Compensation Expense
At June 30, 2012, the total compensation cost related to stock-based awards granted to employees under the Company's stock option plans but not yet recognized was $172,000.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately two years and will be adjusted for subsequent changes in estimated forfeitures.  The total fair value of options vested during the years ended June 30, 2012, 2011 and 2010 was $440,000, $568,000 and $525,000.

We issue new shares of common stock upon exercise of stock options.  The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at June 30, 2011	1,464,807	$3.75

Granted	125,750	$1.97
Forfeited	(471,218)	$2.70
Expired	(140,130)	$10.10
Exercised	--
Outstanding at June 30, 2012	979,209	$3.11	2.2	--
Vested and Expected to Vest at June 30, 2012	881,943	$3.06	2.0	--
Exercisable at June 30, 2012	499,406	$3.72	1.6	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock.  There were no options that were exercised during the years ended June 30, 2012 and 2010.  During the year ended June 30, 2011, the aggregate intrinsic value of options exercised under the Company's stock option plans was $1,000 determined as of the date of option exercise.

The following table summarizes information about stock options outstanding at June 30, 2012:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.86-$1.13	7,000	4.4	$1.05	--	--
$1.88-$2.56	530,000	2.3	$2.30	234,382	$2.39
$2.88-$3.82	381,875	2.1	$3.00	204,690	$3.03
$5.36-$7.00	30,834	0.6	$5.94	30,834	$5.94
$14.32-$20.04	29,500	1.1	$16.66	29,500	$16.66
	979,209			499,406

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Stockholders’ Equity (Continued)

Stock Compensation Expense (Continued)
Non-vested stock option activity for the year ended June 30, 2012 is as follows:

	Non-vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2011	903,830	$1.61
Granted	125,750	$1.17
Vested	(277,625)	$1.59
Forfeited	(272,152)	$1.63
Outstanding at June 30, 2012	479,803	$1.50

Common Stock Restricted Awards
On November 3, 2010, we entered into a four-year distribution agreement (“Agreement”) with Nanshan for distribution of our Res-Q and MXP products in China and Hong Kong.  As part of the Agreement, we initially granted Nanshan restricted stock equal to one-half percent of the total outstanding common shares of the Company, or 70,117 shares.  The shares were restricted for a minimum period of six months and were released from restriction at the conclusion of the initial six-month period based on Nanshan’s performance in accordance with the Agreement. As the restricted stock had a performance commitment, it was amortized over the shortest period over which the shares may vest, six months.  Accordingly, we recorded $143,000 of stock compensation expense as a component of selling, general and administrative expenses, which represents the fair value of the award that was earned during the year ended June 30, 2011.  In addition, the Agreement calls for the issuance of up to an additional 806,000 shares of restricted stock upon the completion of certain revenue milestones.  The maximum number of restricted shares issuable totals 876,117 and is based upon the milestone achievement of $43 million in cumulative sales over the term of the Agreement.

In June 2011, the Company’s Compensation Committee granted 30,000 shares of restricted common stock to an officer, vesting in three equal installments on the first, second and third anniversary of the grant date.

For the period ended June 30, 2012, the Company’s Compensation Committee granted 720,000 shares of restricted common stock to director level and executive members of management, vesting in three equal installments on the first, second and third anniversary of the grant date.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Stockholders’ Equity (Continued)

Common Stock Restricted Awards (Continued)
The following is a summary of restricted stock activity granted to employees during the years ended June 30, 2011 and 2012:

	2012		2011
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at June 30	30,000	$2.25	--	--
Granted	720,000	$1.89	30,000	$2.25
Vested	(10,000)	$2.25	--	--
Forfeited	(200,000)	$1.80	--	--
Outstanding at June 30	540,000	$1.93	30,000	$2.25

As of June 30, 2012, we had $739,000 in total unrecognized compensation expense related to our restricted stock awards, which will be recognized over a weighted average period of approximately two years.

8.	Concentrations

At June 30, 2012, we had five distributors that individually accounted for 22%, 13%, 13%, 12% and 10% of accounts receivable. At June 30, 2011, we had one distributor that individually accounted for 14% of accounts receivable.

Revenues from one distributor totaled $6,746,000 or 35%, $7,824,000 or 33% and $9,890,000 or 43% of net revenues during the years ended June 30, 2012, 2011 and 2010, respectively.  For the year ended June 30, 2012, approximately 80% of the distributor’s revenue came from one customer.  Revenues from another distributor totaled $1,870,000 or 10% and $2,229,000 or 10% of net revenues for the years ended June 30, 2012 and 2011, respectively.

The following is a summary of product revenues as a percentage of total net revenues for the Company’s principal product lines:

	2012	2011	2010
AXP	39%	34%	40%
BioArchive	32%	37%	36%
Res-Q/MXP	11%	11%	5%
ThermoLine	4%	6%	7%
CryoSeal	7%	3%	3%

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	Concentrations (Continued)

We had sales to customers as follows for the years ended June 30:

	2012	2011	2010
United States	$10,783,000	$13,745,000	$13,827,000
Asia	4,010,000	3,697,000	4,303,000
Europe	1,806,000	3,453,000	3,117,000
South America	1,505,000	1,904,000	1,405,000
Other	919,000	601,000	436,000
	$19,023,000	$23,400,000	$23,088,000

The Company has a contract manufacturer in Costa Rica that produces the AXP and MXP disposable bag sets.  The Company’s net equipment is summarized below by geographic area:

	June 30, 2012	June 30, 2011
United States	$1,269,000	$904,000
Costa Rica	205,000	195,000
All other countries	178,000	211,000
Total equipment, net	$1,652,000	$1,310,000

9.	Income Taxes

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate of 34% to income tax expense (benefit) is as follows for the years ended June 30:

	2012	2011	2010
Statutory federal income tax benefit	$(1,695,000)	$(873,000)	$(1,766,000)
Net operating loss with no tax benefit	1,695,000	873,000	1,766,000
Total federal income tax	$--	$--	$--

At June 30, 2012, we had net operating loss carryforwards for federal and state income tax purposes of approximately $88,515,000 and $63,735,000 respectively, that are available to offset future income.  The federal and state loss carryforwards expire in various years between 2013 and 2032, and 2013 and 2032, respectively.

At June 30, 2012, we have research and experimentation credit carryforwards of approximately $1,147,000 for federal tax purposes that expire in various years between 2013 and 2032, and $1,244,000 for state income tax purposes that do not have an expiration date.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	June 30, 2012	June 30, 2011
Deferred tax assets:
Net operating loss carryforwards	$33,661,000	$33,671,000
Income tax credits	1,990,000	1,953,000
Other	1,917,000	2,146,000

Total deferred taxes	37,568,000	37,770,000
Valuation allowance	(37,568,000)	(37,770,000)
Net deferred taxes	$--	$--

The valuation allowance decreased by approximately $202,000 in 2012 and increased $455,000 and $1,950,000 in 2011 and 2010, respectively.  As of June 30, 2012, we have a benefit of approximately $1,852,000 related to stock option deductions, which will be credited to paid-in capital when realized, of which $1,624,000 is included in the valuation allowance.

Because of the “change of ownership” provisions of the Tax Reform Act of 1986, a portion of the Company’s federal net operating loss and credit carryovers may be subject to an annual limitation regarding their utilization against taxable income in future periods.

10.	Employee Retirement Plan

We sponsor an Employee Retirement Plan, generally available to all employees, in accordance with Section 401(k) of the Internal Revenue Code.  Employees may elect to contribute up to the Internal Revenue Service annual contribution limit.  Under this Plan, at the discretion of the Board of Directors, we may match a portion of the employees’ contributions.  We made no discretionary or matching contributions to the Plan for the years ended June 30, 2012, 2011 and 2010.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Unaudited Quarterly Financial Data

The following tables provide quarterly data for fiscal years ended June 30, 2012 and 2011.

	First Quarter Ended September 30, 2011	Second Quarter Ended December 31, 2011	Third Quarter Ended March 31, 2012	Fourth Quarter Ended June 30, 2012
Net revenues	$4,859,000	$4,775,000	$4,908,000	$4,481,000
Gross Profit	$1,999,000	$1,704,000	$1,181,000	$1,449,000
Net income loss	$(1,208,000)	$(1,278,000)	$(1,762,000)	$(738,000)

Per share data:

Basic and diluted net loss per common share	$(0.07)	$(0.08)	$(0.11)	$(0.04)
Shares used in computing per share data	16,363,033	16,378,033	16,406,366	16,408,599

	First Quarter Ended September 30, 2010	Second Quarter Ended December 31, 2010	Third Quarter Ended March 31, 2011	Fourth Quarter Ended June 30, 2011

Net revenues	$6,997,000	$5,860,000	$5,165,000	$5,378,000
Gross Profit	$2,595,000	$2,356,000	$2,020,000	$1,866,000
Net loss	$(68,000)	$(486,000)	$(845,000)	$(1,168,000)

Per share data:

Basic and diluted net loss per common share	$(0.00)	$(0.03)	$(0.06)	$(0.07)

Shares used in computing per share data	14,230,271	14,048,649	14,846,366	16,346,366

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer who is also the Company’s Principal Financial Officer, of the effectiveness of the design of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of the Company’s fiscal year pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting
The report of management required under 9A is considered in Item 8 Part II of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm
None.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect its internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Stockholders.  We have adopted a Code of Ethics applicable to all employees including our CEO and CFO.  A copy of the Code of Ethics is available at www.thermogenesis.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting is contained as part of this report under Item 9A “Controls and Procedures.”

(a)	(2)	Financial Statement Schedules

		Financial statement schedules have been omitted because they are not required.

(b)		Exhibits

		Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on the next page, which are incorporated herein by this reference.

Exhibit Description
3.1	Certificate of Incorporation of ThermoGenesis Corp. (1)
3.2	Revised Bylaws of ThermoGenesis Corp. (2)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ThermoGenesis Corp. (3)
4.1	Form of Stock Grant Agreement; Common Stock Agreement (4)
10.1	License Agreement with Pall/Medsep Corporation (5)
10.2	License and Escrow Agreement between ThermoGenesis Corp. and CBR Systems, Inc., effective June 15, 2010 (6)
10.3	Amended 2002 Independent Directors Equity Incentive Plan (7)
10.4	Amendment to Amended and Restated International Distribution Agreement with GEHC (8)
10.5+	License and Distribution Agreement between ThermoGenesis Corp. and BioParadox effective October 13, 2010 (9)
10.6	International Distributor Agreement between ThermoGenesis Corp. and Nanshan Memorial Medical Institute effective November 3, 2010 (4)
10.7	2006 Equity Incentive Plan (10)
10.8	Distribution and License Agreement between ThermoGenesis Corp. and Asahi Kasei Medical Co., Ltd., dated March 28, 2005 (11)
10.9	Amended 1998 Employee Equity Incentive Plan (12)
10.10	Exclusive Distributor Agreement and License (13)
10.11	Product Purchase and International Distribution Agreement (14)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Principal Executive and Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
1.1DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index

(1)	Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Special Meeting of Stockholders held on December 5, 2005, filed with the SEC on October 31, 2005.
(2)	Incorporated by reference to ThermoGenesis’ Annual Report on Form 10-KSB for the year ended June 30, 1994.
(3)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on August 26, 2010.
(4)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on November 5, 2010.
(5)	Incorporated by reference to Form 8-K dated April 14, 1997.
(6)	Incorporated by reference to ThermoGenesis’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
(7)	Incorporated by reference to Form 8-K dated December 15, 2004.
(8)	Incorporated by reference to Form 8-K dated February 4, 2010.
(9)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on October 19, 2010.
(10)	Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Annual Meeting of Stockholders held on December 11, 2006, filed with the SEC on October 26, 2006.
(11)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on March 31, 2005.
(12)	Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Special Meeting of Stockholders held on February 2, 1998, filed with the SEC on December 8, 1997.
(13)	Incorporated by reference to Form 8-K dated January 13, 2012 and amended March 28, 2012.
(14)	Incorporated by reference to Form 8-K dated August 24, 2012.
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

BONE MARROW CONCENTRATE (‘BMC’): the product of subjecting bone marrow aspirate to the process of centrifugation. The process of centrifugation separates the aspirated cells into concentrated fractions that may then be separately preserved for research or therapeutic purposes.

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

PERIPHERAL ARTERY DISEASE (“PAD”): A common circulatory problem in which narrowed arteries reduce blood flow to the limbs. Peripheral artery disease that is caused by a buildup of plaques in blood vessels (atherosclerosis) also brings risk of developing Critical Limb Ischemia (CLI).

PERIPHERAL BLOOD: A term used to describe the blood that is contained in the body’s circulatory system. It can be collected by a health care professional by inserting a needle into a vein.

PLATELET RICH PLASMA (“PRP”):  A volume of autologous plasma that has a platelet concentration above baseline.

GLOSSARY OF CERTAIN TECHNICAL TERMS (CONTINUED)

REGENERATIVE MEDICINE:  The process of creating living, functional tissues to repair or replace tissue or organ function lost due to age, disease, damage, or congenital defects.

STEM CELLS:  Undifferentiated, primitive cells in the bone marrow or cord blood with the ability both to multiply and to differentiate into specific blood cells.

THROMBIN:  Generated in blood clotting that acts on fibrinogen to produce fibrin.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Corp.

Date: September 20, 2012	By:/s/	CRAIG W. MOORE
Craig W. Moore, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/	CRAIG W. MOORE	Date: September 20, 2012
Craig W. Moore, Chairman of the Board

By: /s/	MATTHEW T. PLAVAN	Dated: September 20, 2012
Matthew T. Plavan, Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)

By: /s/	DAVID W. CARTER	Dated: September 20, 2012
David W. Carter, Director

By: /s/	PATRICK J. MCENANY	Dated: September 20, 2012
Patrick J. McEnany, Director

By: /s/	ROBIN C. STRACEY	Dated: September 20, 2012
Robin C. Stracey, Director