Form 10-Q
period 2012-09-30
THERMOGENESIS CORP
filed 2012-11-13
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900

ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer o	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common stock, $.001 par value	16,522,310

ThermoGenesis Corp.

i

Index

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

ThermoGenesis Corp.
Condensed Balance Sheets (Unaudited)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$8,753,000	$7,879,000
Accounts receivable, net of allowance for doubtful accounts of $29,000 ($30,000 at June 30, 2012)	3,515,000	4,558,000
Inventories	6,209,000	6,290,000
Prepaid expenses and other current assets	366,000	338,000
Total current assets	18,843,000	19,065,000

Equipment at cost, less accumulated depreciation of $3,544,000 ($3,476,000 at June 30, 2012)	1,634,000	1,652,000
Intangible asset	277,000	315,000
Other assets	48,000	48,000
	$20,802,000	$21,080,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,505,000	$2,772,000
Accrued payroll and related expenses	581,000	607,000
Deferred revenue	409,000	424,000
Other current liabilities	1,196,000	1,228,000
Total current liabilities	3,691,000	5,031,000

Deferred revenue	55,000	55,000
Other non-current liabilities	74,000	96,000
Commitments and contingencies (Footnote 3)

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	--	--
Common stock, $0.001 par value; 80,000,000 shares authorized; 16,522,310 issued and outstanding (16,413,066 at June 30, 2012)	16,000	16,000
Paid in capital in excess of par	127,076,000	126,987,000
Accumulated deficit	(110,110,000)	(111,105,000)

Total stockholders’ equity	16,982,000	15,898,000

	$20,802,000	$21,080,000

See accompanying notes.

Index

ThermoGenesis Corp.
Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2012	2011

Net revenues	$4,122,000	$4,859,000

Cost of revenues	2,496,000	2,860,000

Gross profit	1,626,000	1,999,000

Expenses:

Selling, general and administrative	1,796,000	2,316,000

Research and development	838,000	923,000

Gain on sale of product line	(2,000,000)	--

Total operating expenses	634,000	3,239,000

Interest and other income, net	3,000	32,000

Net income (loss)	$995,000	$(1,208,000)

Per share data:

Basic net income (loss) per common share	$0.06	$(0.07)

Diluted net income (loss) per common share	$0.06	$(0.07)

Weighted average common shares outstanding:

Basic	16,515,846	16,363,033

Diluted	16,520,275	16,363,033

See accompanying notes.

Index

ThermoGenesis Corp.
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$995,000	$(1,208,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134,000	99,000
Stock based compensation expense	143,000	366,000
Gain on sale of product line	(2,000,000)	--
Net change in operating assets and liabilities:
Accounts receivable, net	1,043,000	(447,000)
Inventories	13,000	(230,000)
Prepaid expenses and other current assets	(28,000)	105,000
Other assets	--	1,000
Accounts payable	(982,000)	29,000
Accrued payroll and related expenses	(26,000)	142,000
Deferred revenue	(15,000)	80,000
Other liabilities	(54,000)	(457,000)

Net cash used in operating activities	(777,000)	(1,520,000)
Cash flows from investing activities:
Capital expenditures	(295,000)	(36,000)
Proceeds from sale of product line	2,000,000	--

Net cash provided by (used in) investing activities	1,705,000	(36,000)

Cash flows from financing activities:
Repurchase of common stock	(54,000)	--

Net cash used in financing activities	(54,000)	--
Net increase (decrease) in cash and cash equivalents	874,000	(1,556,000)

Cash and cash equivalents at beginning of period	7,879,000	12,309,000
Cash and cash equivalents at end of period	$8,753,000	$10,753,000

Supplemental non-cash investing information:
Transfer of inventories to equipment	$59,000	--

Index

ThermoGenesis Corp.
Notes to Condensed Financial Statements
(Unaudited)

1.      Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation
ThermoGenesis Corp. (the Company, we or our) designs, develops and commercializes enabling technologies for the processing and storage of fractionated cells and blood components for sale to users and companies involved in the development and administration of cell therapies.

Interim Reporting
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed financial statements through the date of issuance.  Operating results for the three month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.  These unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  As of September 30, 2012, we did not have any Level 2 or 3 financial instruments.

Level 1 assets measured at fair value on a recurring basis include the following as of September 30, 2012:

	Quoted Prices in Active Markets (Level 1)	Total Fair Value as of September 30, 2012
Cash equivalents
Money market funds	$1,059,000	$1,059,000

Segment Reporting
We operate in a single segment providing medical devices and disposables to hospitals and blood banks throughout the world which utilize the equipment to process blood components.

Index

Income Taxes
We account for income taxes using the liability method.  Under this method, deferred tax assets are based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  These deferred tax assets include net operating loss carryforwards, research credits and deferred revenue.  The net deferred tax asset has been fully offset by a valuation allowance because of our history of losses.  Although we generated net income for the quarter ended September 30, 2012, we anticipate incurring a net loss for the year ended June 30, 2013 and therefore, no income tax expense has been recorded for the quarter ended September 30, 2012.

Net Income (Loss) per Share
Basic net income (loss) per share is calculated in accordance with ASC Topic 260, “Earnings Per Share”, which requires using the average number of shares of common stock outstanding.  Diluted net income (loss) per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of any common stock equivalents using the “treasury stock method”.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share for the quarter ended September 30, 2012.

Basic average common shares outstanding	16,515,846
Effect of dilutive options	4,429
Diluted average common shares outstanding	16,520,275

Common stock equivalents consist of stock options, warrants and common stock restricted awards.  There were 2,601,712 common stock equivalents at September 30, 2012 that were anti-dilutive and therefore, not included in the diluted per share calculation.

The calculation of the basic and diluted net loss per share is the same for the three months ended September 30, 2011 as the effect of the potential common stock equivalents is anti-dilutive due to our net loss position for that period.  Anti-dilutive securities were 3,308,889 as of September 30, 2011.

Comprehensive Income (Loss)
ASC 220, “Comprehensive Income” establishes standards for the reporting and communication of comprehensive income (loss) and its components in the financial statements.  As of September 30, 2012, the Company has no items of other comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Recently Adopted Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The guidance improves the comparability of financial reporting and facilitates the convergence of U.S. GAAP and IFRS by amending the guidance in ASC 220, Comprehensive Income.  Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. We adopted this guidance retrospectively for our interim period ending September 30, 2012.  The adoption of the guidance did not have a material impact on our financial condition or results of operations.

Index

Recently Issued Accounting Pronouncements
In July 2012, the FASB issued ASU 2012-02, which is an update to Topic 350, “Intangibles – Goodwill and Other”.  This update provides additional guidance in performing impairment tests for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment.  The update allows an entity to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a qualitative impairment test.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  ASU 2012-02 is not expected to have a material impact on our financial condition or results of operations.

2.      Inventories

Inventories consisted of the following at:

	September 30, 2012	June 30, 2012

Raw materials	$1,679,000	$1,598,000
Work in process	2,281,000	2,209,000
Finished goods	2,249,000	2,483,000
	$6,209,000	$6,290,000

3.      Commitments and Contingencies

Contingencies
During the three months ended September 30, 2012, we were notified by a third party who believes that the Res-Q system infringes upon certain of its US and European patents.  The Company is in the process of gathering information; however, it has not yet collected enough information to assess the validity of the alleged infringement or estimate any potential financial impact; therefore, it has not made an accrual as of September 30, 2012.

On October 24, 2012, Harvest Technologies Corp. filed a suit against us in the federal court in Delaware claiming the Res-Q 60 System infringes two Harvest patents.  The Company has not been served, and has not ascertained the likelihood of any liability.  Regardless, the Company intends to aggressively defend itself against such action assuming it is served and has not made an accrual as of September 30, 2012.

Warranty
We offer a warranty on all of our products of one to two years, except disposable products which we warrant through their expiration date.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
The warranty liability is included in other current liabilities in the unaudited balance sheet.  The change in the warranty liability for the three months ended September 30, 2012 is summarized in the following table:

Balance at July 1, 2012	$547,000
Warranties issued during the period	25,000
Settlements made during the period	(103,000)
Changes in liability for pre-existing warranties during the period, including expirations	93,000
Balance at September 30, 2012	$562,000

Index

4.      Stockholders’ Equity

Stock Based Compensation
We recorded stock-based compensation of $143,000 and $366,000 for the three months ended September 30, 2012 and 2011, respectively.

The following is a summary of option activity for our stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2012	979,209	$3.11

Granted	211,250	$0.92
Forfeited	(7,500)	$2.81
Expired	(11,250)	$5.36

Outstanding at September 30, 2012	1,171,709	$2.70	2.3	$24,000

Vested and Expected to Vest at September 30, 2012	1,027,711	$2.72	2.1	$17,000

Exercisable at September 30, 2012	576,173	$3.47	1.4	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  There were no options exercised during the three months ended September 30, 2012 and 2011.

Common Stock Restricted Awards
The following is a summary of restricted stock activity granted to employees during the three months ended September 30, 2012:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Balance at June 30, 2012	540,000	$1.93
Granted	--	--
Vested	(164,997)	$1.93
Forfeited	(25,000)	$1.70
Outstanding at September 30, 2012	350,003	$1.95

In connection with the vesting of the restricted stock awards, the election was made by some of the employees to satisfy the applicable federal income tax withholding obligation by a net share settlement, pursuant to which the Company withheld 55,754 shares and used the deemed proceeds from those shares to pay the income tax withholding.  The net share settlement is deemed to be a repurchase by the Company of its common stock.

Index

5.      Gain on Sale of Product Line

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This report contains forward-looking statements.  The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein.  When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements.  We wish to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual results for fiscal year 2013 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, failure to meet FDA regulations governing our products and operations and recalls associated with such regulations, the risks associated with initiating manufacturing for new products, and the risk factors listed from time to time in our SEC reports, including, in particular, the factors and discussion in our Form 10-K for fiscal year 2012.

Overview
ThermoGenesis designs, develops and commercializes devices and disposable tools for the processing, separation, storage and administration of certain cells, including certain stem cell fractions, for use by customers and companies that are involved in the research and development of cell therapies.  The Company was founded in 1986 and is located in Rancho Cordova, California.  Our products automate the separation, volume reduction and cryopreservation process to extract certain cell fractions and components in blood, including adult stem cells and growth factors from cord blood, peripheral blood and bone marrow for use in laboratory therapeutic development research and application.  Our growth strategy is to expand our offerings in regenerative medicine and partner with other pioneers in the stem cell arena to accelerate our worldwide penetration in this market.

Index

Our Products
Cord Blood
•
The AXP System is a medical device with an accompanying disposable bag set that isolates and retrieves stem cells from umbilical cord blood.  The AXP System provides cord blood banks with an automated method to separate and capture adult stem cells which reduces the overall processing and labor costs with a reduced risk of contamination under cGMP conditions.  The AXP System retains over 97% of the mononuclear cells (“MNCs”).  High MNC recovery has significant clinical importance to patient transplant survival rates.  Self-powered and microprocessor-controlled, the AXP device contains flow control optical sensors that achieve precise separation.

•
The BioArchive System is a robotic cryogenic medical device used to cryopreserve and archive stem cells for future transplant and treatment.  Launched in fiscal 1998, our BioArchive Systems have been purchased by over 110 umbilical cord blood banks in over 35 countries to archive, cryopreserve and store stem cell preparations extracted from human placentas and umbilical cords for future use.

Bone Marrow
•
The Res-Q 60 BMC, is a rapid, reliable, and easy to use product for cell processing.  The product is a centrifuge-based disposable device designed for the isolation and extraction of specific stem cell populations from bone marrow.  The product was launched in 2009.  The key advantages of the Res-Q 60 BMC include (a) delivering a high number of target cells from a small sample of bone marrow, and (b) providing a disposable that is highly portable and packaged for the sterile field.  These features allow users to process bone marrow to isolate and capture certain cells in 15 minutes.  However, the safety and effectiveness of this device for in vivo use has not been established.

•
The MarrowXpress® or MXP System, a derivative product of the AXP and its accompanying disposable bag set, isolates and concentrates stem cells from bone marrow.  The product is an automated, closed, sterile system that volume-reduces blood from bone marrow to a user-defined volume in 30 minutes, while retaining over 90% of the MNCs, a clinically important cell fraction. Self-powered and microprocessor-controlled, the MXP System contains flow control optical sensors that achieve precise separation.  In June 2008, we received the CE-Mark, enabling commercial sales in Europe.  In July 2008, we received authorization from the FDA to begin marketing the MXP as a Class I device in the U.S. for the preparation of cell concentrate from bone marrow.  However, the safety and effectiveness of this device for in vivo use has not been established.

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

Index

Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, warranties, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed financial statements, please refer to our 2012 Annual Report on Form 10-K.

Results of Operations for the Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011

Net Revenues:
Revenues for the three months ended September 30, 2012, were $4,122,000 compared to $4,859,000 for the three months ended September 30, 2011, a decrease of $737,000 or 15%.  BioArchive device, disposable and AXP disposable revenues decreased this quarter.  There were three fewer BioArchive devices sold during the current quarter than in the prior year quarter.  The global economy has tightened capital budgets. In addition, the rate at which cord blood samples are being stored by our public cord blood bank customers has declined.  Together, these factors continue to impact our BioArchive device sales and our cord blood disposable sales.

The following represents the Company’s revenues for disposables by product line for the three months ended:

	September 30,
	2012	2011
AXP	$1,737,000	$2,030,000
BioArchive	715,000	847,000
Res-Q	523,000	431,000
CryoSeal	31,000	155,000
MXP	5,000	29,000
	$3,011,000	$3,492,000
Percentage of total Company revenues	73%	72%

The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	September 30,
	2012	2011
Asia	86	83
Europe	67	66
United States	56	56
Rest of World	49	46
	258	251

Index

Gross Profit:
The Company’s gross profit was $1,626,000 or 39% of net revenues for the three months ended September 30, 2012, compared to $1,999,000 or 41% of net revenues for the corresponding fiscal 2012 period.  The decrease in gross profit percentage is primarily due to an increase in warranty costs associated with the BioArchive device.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $1,796,000 for the three months ended September 30, 2012, compared to $2,316,000 for the comparable fiscal 2012 period, a decrease of $520,000 or 22%.  The decrease is primarily due to a bonus to the Chief Executive Officer at the time and lower personnel costs as a result of the restructuring that occurred in January 2012.  Additionally, stock compensation decreased due to the restructuring and a lower value for the annual option awards to our independent board members.

Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.

Research and development expenses were $838,000 for the three months ended September 30, 2012, compared to $923,000 for the corresponding fiscal 2012 period, a decrease of $85,000 or 9%.  Decreases in clinical studies, recruiting, travel, salaries and stock compensation totaling $223,000 were offset by an increase in consulting expenses of $188,000 for quality assurance and regulatory projects.

Gain on Sale of Product Line:
During the quarter ended September 30, 2012, the Company recognized $2,000,000 on the sale of certain intangible assets related to the CryoSeal product line, including all associated patents and engineering files.

Impact of Inflation
Our operations have not been materially affected by inflation or changing prices because most contracts are short term in nature.

Liquidity and Capital Resources
At September 30, 2012, we had cash and cash equivalents of $8,753,000 and working capital of $15,152,000.  This compares to cash and cash equivalents of $7,879,000 and working capital of $14,034,000 at June 30, 2012.  During the quarter ended September 30, 2012, we received $2,000,000 in proceeds from the sale of the CryoSeal product line.  In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $112,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises.

Net cash used in operating activities for the three months ended September 30, 2012 was $777,000.  Accounts payable utilized cash of $982,000 in part due to paying off some large vendors and accounts receivable generated $1,043,000 of cash primarily due to collections from prior revenues.

Index

We believe our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months.  However, we may be required to seek additional capital during the next 12 months if we are not be able to maintain compliance with, or obtain forbearance of, our financial covenants.  See Part I Item 1-Business, Cord Blood Registry Systems, Inc. set forth in our annual report on Form 10-K for fiscal year ended June 30, 2012.  Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control.  Further, with current performance trends, we intend to focus on potential near term business opportunities, which may include possible product line acquisitions, technology or strategic partner arrangements, any of which may have potential for near term revenue growth.  In addition, should we change distributors and take on the responsibility for maintaining significant product inventory levels for certain end user customers, we may need to raise additional funding.  Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities.  We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.  See Part I Item 1A – Risk Factors set forth in our annual report on Form 10-K for fiscal year ended June 30, 2012.

Off-Balance Sheet Arrangements
As of September 30, 2012, we had no off-balance sheet arrangements.

Backlog
Our cancelable backlog at September 30, 2012 was $694,000.  Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months.  Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge.  Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Index

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
In the normal course of operations, we may have disagreements or disputes with distributors, vendors or employees.  Such potential disputes are seen by management as a normal part of business.

On October 24, 2012, Harvest Technologies Corp. filed suit against us in the case Harvest Technologies Corp. v. ThermoGenesis Corp., 12-cv-01354, U.S. District Court, District of Delaware (Wilmington) claiming our Res-Q 60 System infringes certain Harvest patents.  The Company has not been served, and is in the process of gathering information.  The Company intends to vigorously defend itself against such action, assuming it is served.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which could materially affect our business, financial condition or future results.  There have been no material changes from those risk factors.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known or knowable to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosure.
Not applicable.

Item 5.	Other Information.
None.

Index

Item 6.	Exhibits.
10.1+	Product Purchase and International Distribution Agreement between ThermoGenesis Corp. and Golden Meditech Holdings Limited (1)
31.1	Certification by the Principal Executive/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index
(1)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K/A filed with the SEC on October 24, 2012.
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

+	The SEC is currently reviewing the granting of confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

Index

ThermoGenesis Corp.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Corp.
(Registrant)

Dated: November 13, 2012	/s/ Matthew T. Plavan
Matthew T. Plavan
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal
Financial Officer and Principal
Accounting Officer)