Form 10-Q
period 2012-12-31
THERMOGENESIS CORP
filed 2013-02-12
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2012.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900

ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2013
Common stock, $.001 par value	16,522,310

ThermoGenesis Corp.

i

Index

PART I - FINANCIAL INFORMATION

Item1. Financial Statements

ThermoGenesis Corp.
Condensed Balance Sheets (Unaudited)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$7,516,000	$7,879,000
Accounts receivable, net of allowance for doubtful accounts of $49,000 ($30,000 at June 30, 2012)	5,355,000	4,558,000
Inventories	5,352,000	6,290,000
Prepaid expenses and other current assets	420,000	338,000
Total current assets	18,643,000	19,065,000

Equipment at cost, less accumulated depreciation of $3,555,000 ($3,476,000 at June 30, 2012)	1,712,000	1,652,000
Intangible asset	239,000	315,000
Other assets	48,000	48,000
	$20,642,000	$21,080,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,400,000	$2,772,000
Accrued payroll and related expenses	439,000	607,000
Deferred revenue	289,000	424,000
Other current liabilities	1,859,000	1,228,000
Total current liabilities	3,987,000	5,031,000

Deferred revenue	55,000	55,000
Other non-current liabilities	52,000	96,000
Commitments and contingencies (Footnote 3)

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized;none outstanding	--	--
Common stock, $0.001 par value; 80,000,000 shares authorized; 16,522,310 issued and outstanding (16,413,066 at June 30, 2012)	16,000	16,000
Paid in capital in excess of par	127,205,000	126,987,000
Accumulated deficit	(110,673,000)	(111,105,000)

Total stockholders’ equity	16,548,000	15,898,000

	$20,642,000	$21,080,000

See accompanying notes.

Index

ThermoGenesis Corp.
Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Net revenues	$4,802,000	$4,775,000	$8,924,000	$9,634,000

Cost of revenues	2,826,000	3,071,000	5,322,000	5,931,000

Gross profit	1,976,000	1,704,000	3,602,000	3,703,000

Expenses:

Selling, general and administrative	1,820,000	1,991,000	3,616,000	4,307,000

Research and development	714,000	1,037,000	1,552,000	1,960,000

Gain on sale of product line	--	--	(2,000,000)	--

Total operating expenses	2,534,000	3,028,000	3,168,000	6,267,000

Interest and other income, net	(5,000)	46,000	(2,000)	78,000

Net income (loss)	$(563,000)	$(1,278,000)	$432,000	$(2,486,000)

Per share data:

Basic net income (loss) per common share	$(0.03)	$(0.08)	$0.03	$(0.15)

Diluted net income (loss) per common share	$(0.03)	$(0.08)	$0.03	$(0.15)

Weighted average common shares outstanding:

Basic	16,522,310	16,378,033	16,519,078	16,370,533

Diluted	16,522,310	16,378,033	16,519,654	16,370,533

See accompanying notes.

Index

ThermoGenesis Corp.
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$432,000	$(2,486,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266,000	202,000
Stock based compensation expense	272,000	621,000
Loss on disposal of equipment	7,000	--
Gain on sale of product line	(2,000,000)	--
Net change in operating assets and liabilities:
Accounts receivable, net	(797,000)	(1,018,000)
Inventories	710,000	(322,000)
Prepaid expenses and other current assets	(82,000)	130,000
Other assets	--	1,000
Accounts payable	(1,087,000)	(143,000)
Accrued payroll and related expenses	(168,000)	40,000
Deferred revenue	(135,000)	32,000
Other liabilities	87,000	(156,000)

Net cash used in operating activities	(2,495,000)	(3,099,000)
Cash flows from investing activities:
Capital expenditures	(314,000)	(481,000)
Proceeds from sale of product line	2,000,000	--
Proceeds from prepayment from sale of product line	500,000	--

Net cash provided by (used in) investing activities	2,186,000	(481,000)

Cash flows from financing activities:
Repurchase of common stock	(54,000)	--

Net cash used in financing activities	(54,000)	--
Net decrease in cash and cash equivalents	(363,000)	(3,580,000)

Cash and cash equivalents at beginning of period	7,879,000	12,309,000
Cash and cash equivalents at end of period	$7,516,000	$8,729,000

Supplemental non-cash financing and investing information:
Transfer of inventories to equipment	$214,000	--
Transfer of an other current asset to inventories	--	$120,000

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

Interim Reporting
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed financial statements through the date of issuance.  Operating results for the six month period ended December 31, 2012, are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.  These unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Index

Revenue arrangements with multiple deliverables are divided into units of accounting if certain criteria are met, including whether the deliverable item(s) has (have) value to the customer on a stand-alone basis.  Revenue for each unit of accounting is recognized as the unit of accounting is delivered.  Arrangement consideration is allocated to each unit of accounting based upon the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables.  Estimated selling prices are determined using vendor specific objective evidence of value (VSOE), when available, or an estimate of selling price when VSOE is not available for a given unit of accounting.  Significant inputs for the estimates of the selling price of separate units of accounting include market and pricing trends and a customer’s geographic location.  We account for training and installation, and service agreements as separate units of accounting.

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

Income Taxes
We account for income taxes using the liability method.  Under this method, deferred tax assets are based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  These deferred tax assets include net operating loss carryforwards, research credits and deferred revenue.  The net deferred tax asset has been fully offset by a valuation allowance because of our history of losses.  Although we generated net income for the six months ended December 31, 2012, we anticipate incurring a net loss for the year ended June 30, 2013 and therefore, no income tax expense has been recorded for the quarter ended December 31, 2012.

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

Index

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share for the six months ended December 31, 2012.

Basic average common shares outstanding	16,519,078
Effect of dilutive options	576
Diluted average common shares outstanding	16,519,654

Common stock equivalents consist of stock options, warrants and common stock restricted awards.  For the three and six months ended December 31, 2012, 2,622,712 and 2,577,712 common stock equivalents, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive.  For the three and six months ended December 31, 2011, 3,361,350 common stock equivalents were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

Comprehensive Income (Loss)
ASC 220, “Comprehensive Income” establishes standards for the reporting and communication of comprehensive income (loss) and its components in the financial statements.  As of December 31, 2012, the Company has no items of other comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Recently Adopted Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The guidance improves the comparability of financial reporting and facilitates the convergence of U.S. GAAP and IFRS by amending the guidance in ASC 220, “Comprehensive Income”.  Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. We adopted this guidance retrospectively for our interim period ending September 30, 2012.  The adoption of the guidance did not have a material impact on our financial condition or results of operations.

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

Index

2.	Inventories

Inventories consisted of the following at:

	December 31, 2012	June 30, 2012

Raw materials	$1,675,000	$1,598,000
Work in process	2,123,000	2,209,000
Finished goods	1,554,000	2,483,000
	$5,352,000	$6,290,000

3.	Commitments and Contingencies

Contingencies
During the three months ended September 30, 2012, we were notified by a third party who believes that the Res-Q system infringes upon certain of its US and European patents.  The Company is in the process of gathering information; however, it has not yet collected enough information to assess the validity of the alleged infringement or estimate any potential financial impact; therefore, it has not made an accrual as of December 31, 2012.

On October 24, 2012, Harvest Technologies Corp. filed a suit against us in the federal court in Delaware claiming the Res-Q 60 System infringes two Harvest patents.  The Company has not been served, and has not ascertained the likelihood of any liability.  Regardless, the Company intends to aggressively defend itself against such action assuming it is served and has not made an accrual as of December 31, 2012.

Warranty
We offer a warranty on all of our products of one to two years, except disposable products which we warrant through their expiration date.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited balance sheet.  The change in the warranty liability for the six months ended December 31, 2012 is summarized in the following table:

Balance at July 1, 2012	$547,000
Warranties issued during the period	129,000
Settlements made during the period	(166,000)
Changes in liability for pre-existing warranties during the period, including expirations	74,000
Balance at December 31, 2012	$584,000

Index

4.	Stockholders’ Equity

Stock Based Compensation
We recorded stock-based compensation of $129,000 and $272,000 for the three and six months ended December 31, 2012, and $255,000 and $621,000 for the three and six months ended December 31, 2011.

The following is a summary of option activity for our stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2012	979,209	$3.11

Granted	223,750	$0.92
Forfeited	(34,000)	$2.61
Expired	(21,250)	$12.04

Outstanding at December 31, 2012	1,147,709	$2.54	2.1	$0.00

Vested and Expected to Vest at December 31, 2012	1,019,027	$2.53	2.0	$0.00

Exercisable at December 31, 2012	593,946	$3.18	1.3	$0.00

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  There were no options exercised during the six months ended December 31, 2012 and 2011.

Common Stock Restricted Awards
The following is a summary of restricted stock activity granted to employees during the six months ended December 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2012	540,000	$1.93
Granted	--	--
Vested	(164,997)	$1.93
Forfeited	(25,000)	$1.70
Outstanding at December 31, 2012	350,003	$1.95

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

In connection with the above-described Amendment, the Company and Asahi also entered into an Option Agreement ("Option Agreement") and on June 30, 2012, Asahi exercised the option to purchase certain intangible assets related to this product line, including all associated patents and engineering files for $2,000,000.  In connection with the notice of exercise, the Amendment automatically terminated.  Payment of the $2,000,000 was based upon completion of certain provisions of the Option Agreement.  As such, the Company recognized the gain on sale upon completion of those provisions, which occurred in July 2012.  The $2,000,000 payment was received in August 2012.

6.	Assets Held for Sale

On December 31, 2012, the Company entered into an Asset Purchase Agreement for certain of the assets, rights and properties of the ThermoLine product line for $500,000.  The $500,000 was received on December 31, 2012 and is included in other current liabilities on the balance sheet.  The Company will recognize the gain on sale upon delivery of the assets which is expected to occur during the quarter ended March 31, 2013.  The following table sets forth the assets held for sale of the ThermoLine product line as of December 31, 2012:

Inventories	$255,000
Equipment	5,000
Total assets held for sale	$260,000

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

Overview
ThermoGenesis designs, develops and commercializes devices and disposable tools for use by customers to automate  the processing, separation and storage of certain cells, and stem cell fractions sourced from cord blood, peripheral blood and bone marrow.  These cells can be used for research and development or the practice of regenerative medicine depending upon the application and the specific regulatory approval granted.  The Company was founded in 1986 and is located in Rancho Cordova, California.  Our growth strategy is to expand our offerings in the development of regenerative medicine tools and partner with other pioneers in the stem cell arena to accelerate our clinical evaluations and our worldwide penetration in this market.

Our Products
Cord Blood
•
The AXP System is a medical device with an accompanying disposable bag set that isolates and retrieves stem cells from umbilical cord blood.  The AXP System provides cord blood banks with an automated method to separate and capture adult stem cells which reduces the overall processing and labor costs with a reduced risk of contamination under cGMP conditions.  The AXP System retains over 97% of the mononuclear cells (“MNCs”).  High MNC recovery has significant clinical importance to patient transplant survival rates.  Self-powered and microprocessor-controlled, the AXP device contains flow control optical sensors that achieve precise separation of the cord blood fractions.

In August 2012, we entered into a Product Purchase and International Distributor Agreement (the “Agreement”) with Golden Meditech Holdings Limited (“Golden Meditech”).  Under the terms of the Agreement, Golden Meditech obtained the exclusive, subject to existing distributors and customers, rights to develop an installed base for the Company’s AXP AutoXpress (AXP) System in specified countries.  This right includes the right to distribute AXP Disposable Blood Processing Sets and use rights to the AXP AutoXpress (AXP) System, and other accessories used for the processing of stem cells from cord blood.  Golden Meditech has rights in the People’s Republic of China (excluding Hong Kong and Taiwan), India, Singapore, Indonesia, and the Philippines and may begin selling once relevant approval has been obtained in each respective country.  Additionally, Golden Meditech is subject to certain annual minimum purchase commitments in order to maintain their exclusive rights.  The term of the Agreement is for five years with one year renewal options by mutual agreement.

Index

On February 6, 2013, the Company entered into an amendment (“the Amendment”) to the License and Escrow Agreement, effective June 15, 2010 with CBR Systems, Inc. ("CBR").  The parties agreed to reduce the corresponding financial covenant requirements to provide the Company greater flexibility to pursue its strategic initiatives in the near term.  Under the Amendment, financial covenant revisions include  (a) if a rolling three month average cash flow is negative at any month-end, such cash flow amount multiplied by negative six (versus negative nine previously) must not exceed the balance of cash and short-term investments, or (b) cash balance and short-term investments must be at least $4 million at the end of any given month through June 30, 2013.  Thereafter, the minimum cash balance and short-term investments reverts back to $6 million at any month end, or (c) the Company fails to meet a quick ratio of 1.75 to 1 (versus 2 to 1) at the end of any given month.

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

Effective December 25, 2012, the International Distributor Agreement with Nanshan Memorial Medical Institute (“Nanshan”) was terminated.  Under the Agreement, Nanshan had the rights to sell, distribute, and service the MXP and Res-Q product lines in the People’s Republic of China and Hong Kong and could earn grants of restricted common stock of the Company in an amount up to 806,000 shares upon the achievement of certain milestones.  As the distribution agreement has terminated, Nanshan is no longer eligible to earn additional shares of common stock.

Index

PRP
•
The Res-Q 60 PRP is designed to be used for the safe and rapid preparation of autologous PRP from a small sample of blood at the point of care. The product allows PRP to be mixed with autograft and/or allograft bone prior to application to a bony defect in the body.  The Res-Q 60 PRP received FDA 510(k) clearance in June of 2011.

On December 31, 2012, the Company entered into an Asset Purchase Agreement for certain of the assets, rights and properties of the ThermoLine product line for $500,000.  The $500,000 was received on December 31, 2012 and is included in other current liabilities on the balance sheet.  The Company will recognize the gain on sale upon delivery of the assets which is expected to occur during the quarter ended March 31, 2013.

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

Results of Operations for the Three Months Ended December 31, 2012 as Compared to the Three Months Ended December 31, 2011

Net Revenues:
Revenues for the three months ended December 31, 2012, were $4,802,000 compared to $4,775,000 for the three months ended December 31, 2011, an increase of $27,000.  BioArchive device revenues increased $355,000 as there were two more BioArchive devices sold during the quarter ended December 31, 2012 as compared to the quarter ended December 31, 2011.  AXP disposable revenues increased primarily due to the initial shipment to Golden Meditech.  These increases were offset by declines in BioArchive, Manual and CryoSeal disposables.  The sale of the CryoSeal product line to Asahi was completed in the first quarter of fiscal 2013.

Index

The following represents the Company’s revenues for disposables for the three months ended December 31:

	2012	2011
Cord Blood:
AXP	$1,982,000	$1,882,000
BioArchive	225,000	372,000
Manual	546,000	622,000
Bone Marrow:
Res-Q	451,000	464,000
MXP	29,000	29,000
CryoSeal:	12,000	137,000
	$3,245,000	$3,506,000
Percentage of total Company revenues	68%	73%

Manual disposables include our non-AXP bag sets used for processing and freezing cord blood.  They can be stored in the automated BioArchive device or in conventional dewars.

The following represents the Company’s cumulative BioArchive devices sold into the following geographies from inception through the dates indicated:

	December 31,
	2012	2011
Asia	87	83
Europe	68	66
United States	56	55
Rest of World	51	48
	262	252

Gross Profit:
The Company’s gross profit was $1,976,000 or 41% of net revenues for the three months ended December 31, 2012, compared to $1,704,000 or 36% of net revenues for the corresponding fiscal 2012 period.  The increase in gross profit is primarily due to decreased overhead spending in freight, personnel and recruiting costs.  Additionally, we had lower service costs due to implementing a remote diagnostic servicing program for AXP devices.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $1,820,000 for the three months ended December 31, 2012, compared to $1,991,000 for the comparable fiscal 2012 period, a decrease of $171,000 or 9%.  The decrease is primarily due to lower personnel costs and stock compensation as a result of the restructuring that occurred in January 2012.

Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.

Research and development expenses were $714,000 for the three months ended December 31, 2012, compared to $1,037,000 for the corresponding fiscal 2012 period, a decrease of $323,000 or 31%.  The decrease is due to lower personnel costs primarily as a result of the January 2012 restructuring and lower costs for clinical studies. We do not anticipate this trend to continue.

Index

Results of Operations for the Six Months Ended December 31, 2012 as Compared to the Six Months Ended December 31, 2011

Net Revenues:
Revenues for the six months ended December 31, 2012, were $8,924,000 compared to $9,634,000 for the six months ended December 31, 2011, a decrease of $710,000 or 7%.  The decrease is primarily due to lower revenues from disposables – AXP, BioArchive, Manual and CryoSeal.  We are seeing fewer cord blood units stored in the current period due to continued economic pressures.  However, our global market share is consistent year over year, and in certain markets such as Asia we are growing our share.  In September 2012 we moved to the sell-thru method of revenue recognition for our distributor in Brazil which impacted our BioArchive, Manual and AXP disposable revenues by approximately $390,000. The sale of the CryoSeal product line to Asahi was completed in the first quarter of fiscal 2013.

The following represents the Company’s revenues for disposables for the six months ended:

	2012	2011
Cord Blood:
AXP	$3,719,000	$3,912,000
BioArchive	519,000	690,000
Manual	967,000	1,151,000
Bone Marrow:
Res-Q	974,000	895,000
MXP	34,000	58,000
CryoSeal:	43,000	292,000
	$6,256,000	$6,998,000
Percentage of total Company revenues	70%	73%

Gross Profit:
The Company’s gross profit was $3,602,000 or 40% of net revenues for the six months ended December 31, 2012, compared to $3,703,000 or 38% of net revenues for the corresponding fiscal 2012 period.  The increase in the gross profit percentage is primarily due to higher average selling prices on our BioArchive devices in the six months ended December 31, 2012, decreased overhead spending and lower service costs; offset by an increase in warranty costs associated with the BioArchive device.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses were $3,616,000 for the six months ended December 31, 2012, compared to $4,307,000 for the comparable fiscal 2012 period, a decrease of $691,000 or 16%.  The decrease is primarily due to lower personnel costs and stock compensation as a result of the restructuring that occurred in January 2012.

Research and Development Expenses:
Included in this line item are Engineering, Regulatory Affairs, Scientific and Clinical Affairs.

Research and development expenses were $1,552,000 for the six months ended December 31, 2012, compared to $1,960,000 for the corresponding fiscal 2012 period, a decrease of $408,000 or 21%.  The decrease is due to lower personnel costs primarily as a result of the January 2012 restructuring and lower costs for clinical studies, offset by an increase in consulting expenses for quality assurance and regulatory projects.

Index

Gain on Sale of Product Line:
During the six months ended December 31, 2012, the Company recognized $2,000,000 on the sale of certain intangible assets related to the CryoSeal product line, including all associated patents and engineering files.

Impact of Inflation
Our operations have not been materially affected by inflation or changing prices because most contracts are short term in nature.

Liquidity and Capital Resources
At December 31, 2012, we had cash and cash equivalents of $7,516,000 and working capital of $14,656,000.  This compares to cash and cash equivalents of $7,879,000 and working capital of $14,034,000 at June 30, 2012.  During the quarter ended September 30, 2012, we received $2,000,000 in proceeds from the sale of the CryoSeal product line and during the quarter ended December 31, 2012 we received $500,000 for the purchase of the ThermoLine assets.  In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $112,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises.

Net cash used in operating activities for the six months ended December 31, 2012 was $2,495,000 compared to $3,099,000 for the six months ended December 31, 2011.  Accounts payable utilized cash of $1,087,000 in part due to paying off some large vendors.  Accounts receivable utilized $797,000 due to higher revenues and shipments occurring later to some large customers during the quarter ended December 31, 2012 versus the quarter ended June 30, 2012.

We believe our currently available cash and cash equivalents and cash generated from operations will be sufficient to satisfy our operating and working capital requirements for at least the next twelve months.  However, we may be required to seek additional capital during the next twelve months if we are not able to maintain compliance with, or obtain forbearance of, our financial covenants.  Effective February 6, 2013, we amended our Technology License and Escrow Agreement with Cord Blood Registry Systems, Inc. The amendment alters the associated financial covenants including a minimum cash and short-term investments balance of not less than $4,000,000 at any month end through June 30, 2013.  Thereafter, it reverts back to $6,000,000 at any month end.

Further, our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control.  Further, with current performance trends, we intend to focus on potential near term business opportunities, which may include possible product line acquisitions, technology or strategic partner arrangements, any of which may have potential for near term revenue growth.  In addition, should we change distributors and take on the responsibility for maintaining significant product inventory levels for certain end user customers, we may need to raise additional funding.  Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities.  We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.  See Part I Item 1A – Risk Factors set forth in our annual report on Form 10-K for fiscal year ended June 30, 2012.  In late 2012, we implemented a plan whereby directors may elect to take all or a portion of their fees in stock, rather than cash, in an effort to preserve cash.

Index

Off-Balance Sheet Arrangements
As of December 31, 2012, we had no off-balance sheet arrangements.

Backlog
Our cancelable backlog at December 31, 2012 was $714,000.  Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge.  Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

If the Price of our Common Stock Does Not Meet the Requirements of the NASDAQ Capital Market Stock Exchange, Our Shares may be Delisted.  Our Ability to Publicly or Privately Sell Equity Securities and the Liquidity of Our Common Stock Could be Adversely Affected if We Are Delisted.  The listing standards of NASDAQ provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days.  The bid price of our stock has been below $1.00 for a period of greater than 30 consecutive business days.  As such, on November 15, 2012, we received a notice from the NASDAQ Listing Qualifications Department informing us that we must regain compliance with listing requirements or face delisting. In order to regain compliance, at any time before May 14, 2013, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive business days.  The notice states that NASDAQ will provide us with written notification when our common stock has regained compliance.

If compliance cannot be demonstrated by May 14, 2013, then NASDAQ will decide whether we meet all applicable standards for initial listing on the Capital Market (except the bid price requirement) based on our most recent public filings and market information.  The notice states that, if we meet these standards, then we will be granted an additional 180 calendar day compliance period.  NASDAQ can deny the extension if it does not appear to them that it is possible for us to cure the deficiency.  Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock.  Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities..

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

ThermoGenesis Corp.
(Registrant)

Dated: February 12, 2013	/s/ Matthew T. Plavan
Matthew T. Plavan
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal
Financial Officer and Principal
Accounting Officer)