Form 10-Q
period 2013-03-31
THERMOGENESIS CORP
filed 2013-05-14
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900
ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2013
Common stock, $.001 par value	16,534,075

ThermoGenesis Corp.

i

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Corp.
Condensed Balance Sheets (Unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$7,521,000	$7,879,000
Accounts receivable, net of allowance for doubtful accounts of $45,000 ($30,000 at June 30, 2012)	4,942,000	4,558,000
Inventories	4,341,000	6,290,000
Prepaid expenses and other current assets	338,000	338,000
Total current assets	17,142,000	19,065,000

Equipment at cost, less accumulated depreciation of $3,463,000 ($3,476,000 at June 30, 2012)	1,996,000	1,652,000
Intangible asset	202,000	315,000
Other assets	48,000	48,000
	$19,388,000	$21,080,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,416,000	$2,772,000
Accrued payroll and related expenses	590,000	607,000
Deferred revenue	373,000	424,000
Other current liabilities	1,359,000	1,228,000
Total current liabilities	3,738,000	5,031,000

Deferred revenue	55,000	55,000
Other non-current liabilities	30,000	96,000

Commitments and contingencies (Footnote 3)

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	--	--
Common stock, $0.001 par value; 80,000,000 shares authorized; 16,534,075 issued and outstanding (16,413,066 at June 30, 2012)	16,000	16,000
Paid in capital in excess of par	127,343,000	126,987,000
Accumulated deficit	(111,794,000)	(111,105,000)

Total stockholders’ equity	15,565,000	15,898,000

	$19,388,000	$21,080,000

See accompanying notes.

Index

ThermoGenesis Corp.
Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Net revenues	$4,892,000	$4,908,000	$13,816,000	$14,542,000

Cost of revenues	3,218,000	3,727,000	8,540,000	9,658,000

Gross profit	1,674,000	1,181,000	5,276,000	4,884,000

Expenses:

Sales and marketing	733,000	712,000	2,124,000	1,958,000

Research and development	658,000	959,000	2,210,000	2,919,000

General and administrative	1,565,000	1,272,000	3,790,000	4,333,000

Gain on sale of product lines	(161,000)	--	(2,161,000)	--

Total operating expenses	2,795,000	2,943,000	5,963,000	9,210,000

Interest and other income (expense), net	--	--	(2,000)	78,000

Net loss	$(1,121,000)	$(1,762,000)	$(689,000)	$(4,248,000)

Per share data:

Basic and diluted net loss per common share	$(0.07)	$(0.11)	$(0.04)	$(0.26)

Shares used in computing per share data	16,526,232	16,406,366	16,521,462	16,382,477

See accompanying notes.

Index

ThermoGenesis Corp.
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(689,000)	$(4,248,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	400,000	388,000
Stock based compensation expense	410,000	651,000
Loss on disposal of equipment	7,000	--
Gain on sale of product lines	(2,161,000)	--
Net change in operating assets and liabilities:
Accounts receivable, net	(384,000)	(871,000)
Inventories	994,000	20,000
Prepaid expenses and other current assets	--	189,000
Other assets	--	1,000
Accounts payable	(1,071,000)	131,000
Accrued payroll and related expenses	(17,000)	463,000
Deferred revenue	(51,000)	71,000
Other liabilities	65,000	(59,000)

Net cash used in operating activities	(2,497,000)	(3,264,000)
Cash flows from investing activities:
Capital expenditures	(342,000)	(534,000)
Proceeds from sale of product lines	2,535,000	--

Net cash provided by (used in) investing activities	2,193,000	(534,000)

Cash flows from financing activities:
Repurchase of common stock	(54,000)	--

Net cash used in financing activities	(54,000)	--
Net decrease in cash and cash equivalents	(358,000)	(3,798,000)

Cash and cash equivalents at beginning of period	7,879,000	12,309,000
Cash and cash equivalents at end of period	$7,521,000	$8,511,000

Supplemental non-cash financing and investing information:
Transfer of inventories to equipment	$561,000	--
Transfer of an other current asset to inventories	--	$120,000
Acquisition of intangible asset in exchange for forgiveness of accounts receivable and assumption of liabilities	--	$390,000

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

Interim Reporting
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed financial statements through the date of issuance.  Operating results for the nine month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.  These unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Net Loss per Share
Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding.  The calculation of the basic and diluted net loss per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to our net loss position for all periods presented.  Anti-dilutive securities, which consist of warrants, stock options and common stock restricted awards that were not included in diluted net loss per common share were 2,596,503 and 2,887,567 as of March 31, 2013 and 2012, respectively.

Comprehensive Loss
ASC 220, “Comprehensive Income” establishes standards for the reporting and communication of comprehensive income (loss) and its components in the financial statements.  As of March 31, 2013, the Company has no items of other comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Reclassifications
Certain amounts in the prior year’s financial statements have been reclassified to conform with the 2013 presentation. These reclassifications had no effect on previously reported total assets, net loss or stockholders’ equity.

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

Index

Recently Issued Accounting Pronouncements
In February 2013, the FASB issued ASC 2013-02, which is an update to improve the reporting of reclassifications out of accumulated other comprehensive income (AOCI).  Companies are also required to present reclassifications by component when reporting changes in AOCI balances.  The updated accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 on a prospective basis.  This guidance is not expected to have a material impact on our financial condition or results of operations.

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

2.	Inventories

Inventories consisted of the following at:

	March 31, 2013	June 30, 2012

Raw materials	$1,054,000	$1,598,000
Work in process	2,617,000	2,209,000
Finished goods	670,000	2,483,000
	$4,341,000	$6,290,000

3.	Commitments and Contingencies

Contingencies
During the three months ended September 30, 2012, we were notified by a third party who believes that the Res-Q system infringes upon certain of its US and European patents.  The Company is in the process of gathering information; however, it has not yet collected enough information to assess the validity of the alleged infringement or estimate any potential financial impact; therefore, it has not made an accrual as of March 31, 2013.

On April 11, 2013, we filed an answer and counter-claims in response to the complaint Harvest Technologies Corp. (Harvest) filed on October 24, 2012 against the Company in the case captioned as Harvest Technologies Corp. v. ThermoGenesis Corp., 12-cv-01354, U.S. District Court, District of Delaware (Wilmington), with the complaint being amended on February 15, 2013 to name the Company’s customer Celling Technologies, LLC as a defendant.  In the complaint, Harvest contends that our Res-Q 60 System infringes certain Harvest patents. The counter-claims are based on anti-trust and other alleged improper conduct by Harvest and further seek declarations that the Res-Q 60 System does not infringe the patents and that the patents are invalid.  The Company intends to vigorously defend itself against the Harvest claims, while aggressively pursuing its separate claims against Harvest.  The Company is unable to ascertain the likelihood of any liability and has not made an accrual as of March 31, 2013.

Warranty
We offer a warranty on all of our products of one to two years, except disposable products which we warrant through their expiration date.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Index

The warranty liability is included in other current liabilities in the unaudited balance sheet.  The change in the warranty liability for the nine months ended March 31, 2013 is summarized in the following table:

Balance at July 1, 2012	$547,000
Warranties issued during the period	172,000
Settlements made during the period	(201,000)
Changes in liability for pre-existing warranties during the period	54,000
Balance at March 31, 2013	$572,000

4.	Stockholders’ Equity

Stock Based Compensation
We recorded stock-based compensation of $138,000 and $410,000 for the three and nine months ended March 31, 2013, and $30,000 and $651,000 for the three and nine months ended March 31, 2012.

The following is a summary of option activity for our stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2012	979,209	$3.11

Granted	273,750	$0.92
Forfeited	(34,000)	$2.61
Expired	(147,459)	$4.46

Outstanding at March 31, 2013	1,071,500	$2.38	2	--

Vested and Expected to Vest at March 31, 2013	944,493	$2.38	2	--

Exercisable at March 31, 2013	507,943	$3.14	1	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  There were no options exercised during the nine months ended March 31, 2013 and 2012.

Index

Common Stock Restricted Awards
The following is a summary of restricted stock activity granted to employees during the nine months ended March 31, 2013:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Balance at June 30, 2012	540,000	$1.93
Granted	50,000	$0.91
Vested	(164,997)	$1.93
Forfeited	(25,000)	$1.70
Outstanding at March 31, 2013	400,003	$1.82

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

5.	Gain on Sale of Product Lines

ThermoLine
On December 31, 2012, the Company entered into an Asset Purchase Agreement for the sale of certain of the assets, rights and properties of the ThermoLine product line for $500,000 and the manufacture of certain spare parts for $35,000.  The Company recognized the $161,000 gain on sale, net of transaction costs, upon delivery of the assets which occurred during the quarter ended March 31, 2013.  The gain on sale was calculated as follows:

Proceeds	$535,000
Less:
Inventories, net	351,000
Equipment, net	4,000
Transaction costs	19,000
Gain on sale	$161,000

CryoSeal
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

In connection with the above-described Amendment, the Company and Asahi also entered into an Option Agreement (Option Agreement) and on June 30, 2012, Asahi exercised the option to purchase certain intangible assets related to this product line, including all associated patents and engineering files for $2,000,000.  In connection with the notice of exercise, the Amendment automatically terminated.  Payment of the $2,000,000 was based upon completion of certain provisions of the Option Agreement.  As such, the Company recognized the gain on sale upon completion of those provisions, which occurred in July 2012.  The $2,000,000 payment was received in August 2012.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This report contains forward-looking statements.  The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein.  When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements.  We wish to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual results for fiscal year 2013 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, failure to meet FDA regulations governing our products and operations and recalls associated with such regulations, the risks associated with initiating manufacturing for new products, failure to meet FCPA regulations, legal proceedings, and the risk factors listed from time to time in our SEC reports, including, in particular, the factors and discussion in our Form 10-K for fiscal year 2012.

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

Our Products
Cord Blood
•
The AXP System is a medical device with an accompanying disposable bag set that isolates and retrieves stem cells from umbilical cord blood.  The AXP System provides cord blood banks with an automated method to separate and capture adult stem cells which reduces the overall processing and labor costs with a reduced risk of contamination under cGMP conditions.  The AXP System retains over 97% of the mononuclear cells (MNCs).  High MNC recovery has significant clinical importance to patient transplant survival rates.  Self-powered and microprocessor-controlled, the AXP device contains flow control optical sensors that achieve precise separation of the cord blood fractions.

On May 8, 2013, we announced that we had received registration approval for our AXP product from China’s State Food & Drug Administration (SFDA).

Index

On February 6, 2013, the Company entered into an amendment (the Amendment), effective immediately, to the License and Escrow Agreement, with CBR Systems, Inc. (CBR).  The parties agreed to reduce the corresponding financial covenant requirements to provide the Company greater flexibility to pursue its strategic initiatives in the near term.  Under the Amendment, financial covenant revisions include: (a) if a rolling three month average cash flow is negative at any month-end, such cash flow amount multiplied by negative six (versus negative nine previously) must not exceed the balance of cash and short-term investments; or (b) cash balance and short-term investments must be at least $4 million at the end of any given month through June 30, 2013, and thereafter, the minimum cash balance and short-term investments reverts back to $6 million at any month end; or (c) the Company fails to meet a quick ratio of 1.75 to 1 (versus 2 to 1) at the end of any given month.

In August 2012, we entered into a Product Purchase and International Distributor Agreement (the Agreement) with Golden Meditech Holdings Limited (Golden Meditech).  Under the terms of the Agreement, Golden Meditech obtained the exclusive, subject to existing distributors and customers, rights to develop an installed base for the Company’s AXP AutoXpress (AXP) System in specified countries.  These rights include the right to distribute AXP Disposable Blood Processing Sets and use rights to the AXP System, and other accessories used for the processing of stem cells from cord blood.  Golden Meditech has rights in the People’s Republic of China (excluding Hong Kong and Taiwan), India, Singapore, Indonesia, and the Philippines and may begin selling once relevant approval has been obtained in each respective country.  Additionally, Golden Meditech is subject to certain annual minimum purchase commitments in order to maintain their exclusive rights.  The term of the Agreement is for five years with one year renewal options by mutual agreement.

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

Index

Effective December 25, 2012, the International Distributor Agreement with Nanshan Memorial Medical Institute (Nanshan) was terminated.  Under the Agreement, Nanshan had the rights to sell, distribute, and service the MXP and Res-Q product lines in the People’s Republic of China and Hong Kong and could earn grants of restricted common stock of the Company in an amount up to 806,000 shares upon the achievement of certain milestones.  As the distribution agreement has terminated, Nanshan is no longer eligible to earn additional shares of common stock.

PRP
•
The Res-Q 60 PRP is designed to be used for the safe and rapid preparation of autologous platelet rich plasma (PRP) from a small sample of blood at the point of care. The product allows PRP to be mixed with autograft and/or allograft bone prior to application to a bony defect in the body.  The Res-Q 60 PRP received FDA 510(k) clearance in June of 2011.

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

Results of Operations for the Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

Net Revenues:
Revenues for the three months ended March 31, 2013 were $4,892,000 compared to $4,908,000 for the three months ended March 31, 2012, a slight decrease of $16,000. Revenues remained consistent although the composition of revenues changed due to the sale of two of our product lines, the CryoSeal and ThermoLine, during the current fiscal year which accounted for $1 million in revenues during the prior year third quarter.  Revenues from AXP, manual cord blood and Res-Q disposables increased $825,000.  Our AXP disposables revenues increased due to shipments to our new distributor in China.  Res-Q disposable revenues have increased due to our distributor having an increase in the number of procedures performed by their end-user customers and adding a new customer.  Revenues from manual cord blood disposables included $270,000 from our distributor in Brazil who, in September 2012 we changed to recognize revenue when payment was received..

Index

The following represents the Company’s revenues for disposables by product line for the three months ended:

	March 31,
	2013	2012
Cord Blood:
AXP	$1,882,000	$1,545,000
BioArchive	379,000	389,000
Manual	729,000	472,000
Bone Marrow:
Res-Q	649,000	418,000
MXP	2,000	35,000
CryoSeal:	62,000	23,000
	$3,703,000	$2,882,000
Percentage of total Company revenues	76%	59%

Manual disposables include our non-AXP bag sets used for processing and freezing cord blood.  They can be stored in the automated BioArchive device or in conventional dewars.

The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	March 31,
	2013	2012
Asia	88	84
United States	57	56
Europe	68	67
Rest of World	51	48
	264	255

Gross Profit:
The Company’s gross profit was $1,674,000 or 34% of net revenues for the three months ended March 31, 2013, compared to $1,181,000 or 24% for the corresponding fiscal 2012 period.  The lower gross margin in the prior year third quarter was due to the recording of higher inventory reserves for the deceleration in sales of the ThermoLine freezers and delivering the final 25 CryoSeal device order, sold to Asahi at cost.

Sales and Marketing Expenses:
Sales and marketing expenses were $733,000 for the three months ended March 31, 2013, compared to $712,000 for the comparable fiscal 2012 period, an increase of $21,000 or 3%.  The increase is primarily due to the new medical device excise tax of $38,000, which became effective January 1, 2013 and expenses associated with establishing “direct representation” in Asia, offset by lower travel and personnel costs as a result of the January 2012 restructuring.

Research and Development Expenses:
Research and development expenses include costs relating to our engineering, regulatory, scientific and clinical affairs operation.

Research and development expenses were $658,000 for the three months ended March 31, 2013, compared to $959,000 for the comparable fiscal 2012 period, a decrease of $301,000 or 31%.  The decrease is due to lower personnel costs primarily as a result of the January 2012 restructuring and other headcount reductions.

Index

General and Administrative Expenses:
General and administrative expenses were $1,565,000 for the three months ended March 31, 2013, compared to $1,272,000 for the comparable fiscal 2012 period, an increase of $293,000 or 23%.  The increase is primarily due to legal and professional fees associated with strategic initiatives of $272,000 and $347,000 due to the legal diligence associated with the Res-Q patent litigation and the development of our counterclaim.  These increases were offset by a decrease in severance costs of $355,000 as a result of the January 2012 restructuring.  Patent litigation can involve significant costs and there is no way to anticipate future spending on litigation.

Gain on Sale of Product Lines:
During the three months ended March 31, 2013, the Company recognized $161,000 on the sale of the ThermoLine product line.

Index

Results of Operations for the Nine Months Ended March 31, 2013 as Compared to the Nine Months Ended March 31, 2012

Net Revenues:
Revenues for the nine months ended March 31, 2013 were $13,816,000, compared to $14,542,000 for the nine months ended March 31, 2012, a decrease of $726,000 or 5%.  The decrease in revenues is primarily due to the sale of two product lines in the current fiscal year, CryoSeal and ThermoLine.  These two product lines represented $1,810,000 in revenues for the nine months ended March 31, 2012 compared to $886,000 for the nine months ended March 31, 2013.  This decrease in revenues was offset by an increase in revenues from Res-Q disposables of $309,000 primarily due to shipments to our distributor as the number of procedures performed by their end-user customers is increasing and they have added a new customer.

The following represents the Company’s revenues for disposables by product line for the nine months ended:

	March 31,
	2013	2012
Cord Blood:
AXP	$5,630,000	$5,457,000
BioArchive	899,000	1,080,000
Manual	1,696,000	1,622,000
Bone Marrow:
Res-Q	1,623,000	1,314,000
MXP	7,000	92,000
CryoSeal:	105,000	315,000
	$9,960,000	$9,880,000
Percentage of total Company revenues	72%	68%

Gross Profit:
The Company’s gross profit was $5,276,000 or 38% of net revenues for the nine months ended March 31, 2013, compared to $4,884,000 or 34% for the corresponding fiscal 2012 period.  The increase in gross margin for the nine months ended March 31, 2013 is primarily due to the mix of products sold in the corresponding period of the prior year and recording lower inventory reserves.  As discussed above, we sold 25 CryoSeal devices to Asahi at cost during the quarter ended March 31, 2012.  Inventory reserves recorded in the prior year were higher primarily due to the deceleration in sales of the ThermoLine freezers.

Sales and Marketing Expenses:
Sales and marketing expenses were $2,124,000 for the nine months ended March 31, 2013, compared to $1,958,000 for the comparable fiscal 2012 period, an increase of $166,000 or 8%.  The increase is primarily due to establishing “direct representation” in Asia.

Research and Development Expenses:
Research and development expenses include costs relating to our engineering, regulatory, scientific and clinical affairs operation.

Index

Research and development expenses were $2,210,000 for the nine months ended March 31, 2013, compared to $2,919,000 for the comparable fiscal 2012 period, a decrease of $709,000 or 24%.  The decrease is due to lower personnel costs primarily as a result of the January 2012 restructuring and lower costs for clinical studies, offset by an increase in consulting expenses for quality assurance and regulatory projects.

General and Administrative Expenses:
General and administrative expenses were $3,790,000 for the nine months ended March 31, 2013, compared to $4,333,000 for the comparable fiscal 2012 period, a decrease of $543,000 or 13%.  The decrease is primarily due to lower personnel costs and severance costs associated with the January 2012 restructuring, offset by legal and professional fees associated with strategic and legal initiatives as discussed above.

Gain on Sale of Product Lines:
During the nine months ended March 31, 2013, the Company recognized $2,000,000 on the sale of certain intangible assets related to the CryoSeal product line, including all associated patents and engineering files and $161,000 on the sale of the ThermoLine product line.

Liquidity and Capital Resources
At March 31, 2013, we had cash and cash equivalents of $7,521,000 and working capital of $13,404,000.  This compares to cash and cash equivalents of $7,879,000 and working capital of $14,034,000 at June 30, 2012.  During the nine months ended March 31, 2013, we received $2,535,000 in proceeds from the sale of the CryoSeal and ThermoLine product lines.  In addition to product revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $112,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises.  On March 12, 2013, we registered securities under our 2006 Equity Incentive Plan and 2012 Independent Director Equity Plan.

Net cash used in operating activities for the nine months ended March 31, 2013 was $2,497,000 compared to $3,264,000 for the nine months ended March 31, 2012.  Accounts payable utilized cash of $1,071,000 in part due to paying off some large vendors.  Inventories provided $994,000 of cash due to carrying lower levels of our BioArchive and manual disposables.

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

Index

Off-Balance Sheet Arrangements
As of March 31, 2013, we had no off-balance sheet arrangements.

Backlog
Our cancelable backlog at March 31, 2013 was $486,000.  Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge.  Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Index

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
In the normal course of operations, we may have disagreements or disputes with distributors, vendors or employees.  Such potential disputes are seen by management as a normal part of business.

On October 24, 2012, Harvest Technologies Corp. filed suit against us in the case Harvest Technologies Corp. v. ThermoGenesis Corp., 12-cv-01354, U.S. District Court, District of Delaware (Wilmington) claiming our Res-Q 60 System infringes certain Harvest patents.  The Company has been served, and on April 11, 2013, we filed an answer and counter-claims in response.  The counter-claims are based on anti-trust and other alleged improper conduct by Harvest and further seek declarations that the Res-Q 60 System does not infringe the patents and that the patents are invalid.  The Company intends to vigorously defend itself against the Harvest claims, while aggressively pursuing its separate claims against Harvest.

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act and any determination that we violated these laws could have a material adverse effect on our business.  We are subject to the Foreign Corrupt Practices Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business.  It is our policy to implement safeguards to discourage these practices by our employees.  However, our existing safeguards and any future improvements may prove to be less than effective and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible.  Violations of the FCPA may result in severe criminal or civil sanctions and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Adverse results of legal proceedings could have a material adverse effect on us. We are subject to, and may in the future be subject to, a variety of legal proceedings and claims that arise out of the ordinary conduct of our business.  Results of legal proceedings cannot be predicted with certainty.  Irrespective of their merits, legal proceedings may be both lengthy and disruptive to our operations and may cause significant expenditure and diversion of management attention.  We may be faced with significant monetary damages or injunctive relief against us that could have a material adverse effect on a portion of our business operations or a material adverse effect on our financial condition and results of operations.

Index

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosure.
Not applicable.

Item 5.	Other Information.
None.

Index

Item 6.	Exhibits.
10.1	CBR First Amendment to the Technology License and Escrow Agreement (1)
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index
(1)	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on February 12, 2013.
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

ThermoGenesis Corp. (Registrant)

Dated: May 14, 2013	/s/ Matthew T. Plavan
Matthew T. Plavan Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2013	/s/ Dan T. Bessey
Dan T. Bessey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)