Form 10-K
period 2013-06-30
THERMOGENESIS CORP
filed 2013-09-04
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2013

Commission File Number: 000-16375

ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

2711 Citrus Road
Rancho Cordova, California 95742
(Address of principal executive offices) (Zip Code)

(916) 858-5100
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value Nasdaq Stock Market, LLC Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐   Yes   ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐   Yes   ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes   ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer* ☐	Smaller reporting company ☒
*(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐   Yes   ☒   No

The aggregate market value of the common stock held by non-affiliates as of December 31, 2012 (the last trading day of the second quarter) was $13,762,000 based on the closing sale price on such day.

As of August 28, 2013, 16,660,962 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s proxy statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

ITEM 1.                          BUSINESS

Business Overview

ThermoGenesis Corp. (the “Company”, “we”, “our”) is a leading designer and supplier of clinical technologies for processing, storage and administration of stem cells used in the practice of regenerative medicine.  Regenerative medicine is an emerging field using cell-based therapies to treat a number of clinical indications, including the repair or restoration of diseased or damaged tissue and cell function.  Our products automate the volume reduction and cryopreservation of adult stem cell concentrates from cord blood, peripheral blood, and bone marrow for use in laboratory and point-of-care settings.  Our primary business model is based on the sale of medical devices and the recurring revenues generated from their companion single-use, sterile disposable products. We currently sell our products in approximately 30 countries throughout the world to customers that include private and public cord blood banks, surgeons, hospitals and research institutions. Our worldwide commercialization strategy relies primarily on the utilization of distributors.  The Company was founded in 1986 and is located in Rancho Cordova, California.

Our growth strategy is to expand our offerings in regenerative medicine while partnering with other pioneers in the stem cell arena to accelerate our worldwide penetration of this growing market.

Regenerative medicine represents a new paradigm in human health and the treatment of disease and injury. It is uniquely capable of altering the fundamental mechanisms of disease and through translational medicine, we are better understanding our body’s ability to heal itself. Harnessing, concentrating and directing that ability for the treatment of acute and chronic conditions has demonstrated curative potential never before seen.

We believe our enabling tools and technologies are foundational to the automation and commercialization of regenerative medicine practiced at the point-of-care. However, global regulatory bodies are increasing their oversight and placing a greater burden of proof on device manufacturers to demonstrate the safety, consistency, predictability and effectiveness of in-vivo use from the cells produced by our devices.  In a laboratory or manufacturing setting the consistency and predictability are controlled by the rigorous validated procedures and test methods around their Good Manufacturing Practices (“cGMP”).   A point-of-care product is used by and in a physician managed environment where the safety and well-being of the patient is the key principle.  Therefore enabling the physician to ensure a point-of-care product delivers a clinically effective cell therapy meeting current cGMP quality standards requires rigorous precision and consistent control mechanisms of all variables at the patient bed side during a procedure, including but not limited to cell temperatures, dosing, cell viability, and viscosity. All of these control processes must be simple, rapid, and cost effective to become a routine treatment modality.

To capture the true potential of our technological assets and know-how across the entire value stream of regenerative medicine, we believe we must broaden our clinical capabilities and extend our presence into point-of-care to ensure a level of consistency and control across multiple indications and delivery settings. In doing so, we will evolve into a fully integrated regenerative medicine company capable of developing and delivering safe and consistently efficacious, commercially viable autologous cell therapies physicians can deliver with ease, in less than 60 minutes, at the patient’s bed-side.  We believe this transformation will substantially expand the company’s addressable markets to include billion dollar patient populations within the vascular and orthopedic markets.

Consistent with this strategy, on July 15, 2013, we entered into an Agreement and Plan of Merger and Reorganization with TotipotentRX Corporation (“TotipotentRX”), a privately held California Corporation, and its principle shareholders.  TotipotentRX specializes in developing cell-based therapies in the field of regenerative medicine and is the exclusive provider of cell-based product and services to the Fortis Healthcare System.  The combined company, which will be called Cesca Therapeutics, is expected to become one of the first fully integrated regenerative medicine companies in the world, developing clinically validated, commercially scalable, point-of-care cell therapies for major therapeutic markets, including orthopedic, cardiovascular and neurologic indications.  Our consummation of the merger with TotipotentRX is subject to, among other things, approval by our stockholders and TotipotentRX shareholders.

Our Solutions
We believe our automated products significantly enhance the safety, reproducibility and viability of regenerative medical procedures and expand the use and success of those products in clinical treatment through their ease of use and high cell recovery rates.  Our competitive advantage is achieved through applying our advanced research and engineering capabilities to the development of a comprehensive line of products for healthcare providers to utilize in regenerative medicine.  Our solutions enable our customers to automate their processes, comply with quality regulations, improve their efficiency and produce therapeutic doses of high quality stem cell concentrates.

Key Events and Accomplishments
The following are key events and accomplishments that occurred in fiscal 2013:

•	Received Registration Approval for AXP in China
Our AXP received registration approval from China’s State Food & Drug Administration enabling the Company to initiate commercial distribution in China.
•	Signed Golden Meditech Holdings Limited (“Golden Meditech”) AXP Distribution Agreement
We signed an exclusive, subject to existing distributors and customers, agreement to distribute the AXP Disposable Blood Processing Set in China and several southeast Asian countries.
•	AXP System Selected by New Customers in United Kingdom and Portugal
Our AXP system was selected by United Kingdom’s NHS Blood and Transplant (“NHSBT”) which manages six cord blood collection facilities and operates a cord blood bank laboratory under a five-year exclusive agreement and Crioestaminal, a leading cord blood stem cell bank in Portugal.
•	Sold ThermoLine Product Line to Helmer Scientific
The sale of our ThermoLine plasma freezer and thawer product line was part of our growth strategy to focus our core business on developing enabling technologies for the stem cell regenerative medicine market.
•	Signed New Cord Blood Products Distribution Agreements
We signed three integrated distribution agreements with Concessus,  HVD Biotech Vertriebs GmbH and Comercia Exportacao e Importacao de Materials Medicos to provide a customer-centric focus that  incorporates sales, service and support for our cord blood product portfolio.

Market Overview

Regenerative Medicine Market
The regenerative medicine market continues to experience meaningful advances in clinical efficacy, the number of FDA therapeutic product approvals and product commercialization of cell based therapies.  The vast majority of this progress has been achieved through the broader application of adult stem cells, reflecting a greater awareness and appreciation of their therapeutic potential.

Positive results generated from the application of adult stem cells have resulted in greater government and private sector investment in the research and development of new cell therapies, including the continued advancement of existing treatments.

The regenerative medicine market is comprised of companies that harvest, process, purify, expand, modify, cryopreserve, store or administer cells as the therapeutic agent.  These cells can be stem cells, modified autologous cells, i.e. cell vaccines, and cell carrier packages for therapeutic cytokines and growth factors, i.e. platelets.  Key success factors include:

•	Target or purified cell recovery rates
•	Efficiency of cell processing, including time
•	Cost of care
•	Product quality and efficacy
•	Purity, viability and potency of stem cells
•	Obtaining regulatory approval / U.S. Food and Drug Administration (“FDA”) clearance

Cells are processed in the laboratory as well as in the operating room or point-of-care setting.  Point-of-care applications involve the processing of patient cells in conjunction with a surgical procedure in an operating room or in an outpatient clinical setting.  The laboratory market requirements include, but are not limited to, current cGMP, objective quality assurance and the ability to process multiple samples at one time.  Requirements for the point-of-care include sterile field packaging, portability, minimal processing steps, predictable recovery rates, and speed of processing.  These market requirements must be considered and translated into product features and benefits for successful market adoption.

The availability of therapeutic cells, including stem cells, at the point-of-care enables physicians to apply cells across an array of applications.  In the United States the regulations governing the use of tissue and cells are defined in the Public Health Services Act under Sections 351 and 361.  Cells intended to treat patients which are autologous, minimally manipulated, homologous and not combined with another regulated article are categorized as 361 agents and may be prescribed by physicians without a PreMarket Approval (“PMA”) or Biological License Approval (“BLA”).  All other cell products are therefore regulated as 351 tissue or cell treatments and can only be used within an approved clinical trial or as defined in the PMA/BLA license.  Therefore, many physicians are now choosing to study patient outcomes to understand the benefits of the therapeutic cells under their own independently-sponsored and regulated studies.  Such research efforts are growing and already include studies using cells derived from bone marrow, peripheral blood, cord blood, adipose, and placenta sources in diverse areas such as spinal fusion, non-healing fractures, wound healing, radiation injury, breast reconstruction and augmentation, cardiovascular applications, peripheral vascular disease and liver disease among many others.

In terms of the largest market opportunities, the current forecast is that commercial products will come first in orthopedics, cardiology, skin and wound healing, diabetes and central nervous system disorders. With initiatives like the Armed Forces Institute for Regenerative Medicine (“AFIRM”), the acceleration of therapy development for the treatment of wounded warriors could create more rapid adoption for general patient populations due to the significant clinical research dollars and highly-collaborative nature of the AFIRM program.1

Market Size
Market estimates for regenerative medicine include pathologies that affect vast numbers of people of all age groups.

Below is illustrated the 2009 to 2018 forecast for the global markets in tissue engineering, cell therapy and transplantation, by clinical area.

1Excerpts from Oct. 2012 white paper: A Private Investor Guide to Regenerative Medicine Unique Opportunities in an Emerging Field- www.regenerativemedicinefoundation.org.

Regenerative medicine can capitalize on the trends surrounding cost containment. As healthcare costs rise, there has been a similar boost in efforts to limit expenses by employers, payers and the government. If regenerative medicine therapies can provide a cost-effective alternative to current treatments, physicians and hospitals might have an incentive to more readily adopt them. Again, the need for baseline clinical and cost data, and more comprehensive studies, is as critical as funding the research itself.

Overall demographics make a compelling case for examination of regenerative medicine as a field of the future. The demands of an aging population places ever increasing demands on healthcare delivery requirements and cost, and most prominently shows up as in the dramatic percentage of gross domestic product (“GDP”) spending on healthcare. The U.S. alone spent an estimated $2.2 trillion, or 16% of GDP, on healthcare in 2006, a figure that is expected to reach $4.1 trillion by 2016. By 2040, the senior citizen population will double in the U.S. to about 70 million and about 25% of GDP could be devoted to healthcare by that time.1

Cord Blood Market
Since the first cord blood transplant was carried out in 1988, stem cells derived from umbilical cord blood have been used in more than 30,000 transplants worldwide to treat a wide range of blood diseases, genetic and metabolic disorders, immunodeficiencies and various forms of cancer.  Today over 4,000 cord blood transplantations are performed annually and that number is expected to grow.

Cord blood banks now exist in nearly every developed country, as well as several developing nations.

Cord blood banking can be divided into 3 segments; private, public and public/private (hybrid) with private companies serving individual families and public banks serving the broader public. The hybrid private/public banks use revenue generated from patrons from their private sector to fund a public bank.

The number of units a cord bank receives is somewhat related to how many sites from which they receive units. Some cord blood banks may receive units only from nearby hospitals and birthing centers, while others allow mail-in units from a wide geographic region via courier services.

Product Overview

We provide products and technologies to enable highly-effective cell separation, processing and cryopreservation for storage of biological fluids including umbilical cord blood and bone marrow in a proprietary format.  These proprietary products and technologies are designed for use in the laboratory as well as point-of-care.

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

Our market for the AXP System includes both private and public cord blood banks.  In private banks, parents pay to preserve the cord blood cells from their offspring for family use, while a public bank owns cord blood stem cells donated by individuals, which are then available to the public for transplantation.  Also, there are banks we consider “public/private” that offer both services.  Some public sites are evaluating the inclusion of a private bank within their facility.  Since the infrastructure to process and store cord blood is already in place, they see it as a way of funding their public side.

The AXP System has been commercially available since 2006, marketed under a Master File with the FDA.  In 2007, we received 510(k) clearance from the FDA for use in the processing of cord blood for cryopreservation.

•	The BioArchive System is a robotic cryogenic medical device used to cryopreserve and archive stem cells for future transplant and treatment. Launched in fiscal 1998, our BioArchive Systems have now been purchased by over 110 umbilical cord blood banks in over 35 countries for the archiving, cryopreservation and storage of stem cell preparations extracted from human placentas and umbilical cords for future use.

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

Bone Marrow
•	The Res-Q 60 BMC, is a rapid, reliable, and easy to use product for cell processing at the point-of-care. The product is a centrifuge-based disposable device designed for the isolation and extraction of specific stem cell populations from bone marrow. The product was launched in 2009. The key advantages of the Res-Q 60 BMC include (a) delivering a high number of target cells from a small sample of bone marrow, and (b) providing a disposable that is highly portable and packaged for the sterile field. These features allow the physician to process bone marrow and return the cells to the patient in 15 minutes.
•	The MarrowXpress® or MXP System, a derivative product of the AXP and its accompanying disposable bag set, isolates and concentrates stem cells from bone marrow aspirate and its initial application is for the preparation of cells for regeneration of bone in spinal fusion procedures. The product is an automated, closed, sterile system that volume-reduces blood from bone marrow to a user-defined volume in 30 minutes, while retaining over 90% of the MNCs, a clinically important cell fraction. Self-powered and microprocessor-controlled, the MXP System contains flow control optical sensors that achieve precise separation. In June 2008, we received the CE-Mark, enabling commercial sales in Europe. In July 2008, we received authorization from the FDA to begin marketing the MXP in the U.S. for the preparation of cell concentrate from bone marrow.

PRP
•	The Res-Q 60 PRP, is designed to be used for the safe and rapid preparation of autologous PRP from a small sample of blood at the point-of-care. The product allows PRP to be mixed with autograft and/or allograft bone prior to application to a bony defect in the body. The Res-Q 60 PRP received FDA 510(k) clearance in June of 2011.

Sales and Distribution Channels

We market and sell our products primarily through independent distributors.  During fiscal 2013, we employed new integrated distribution arrangements whereby our suite of cord blood products are distributed into specific territories by a single distributor.  The new arrangements have improved the customer experience by streamlining their product, service and support needs through a single point of contact.

Business Development

We continue to have encouraging discussions with multiple potential partners aimed at identifying and developing growth opportunities beyond our current product offerings and geographies.  These include leveraging our technology platforms to create new products for our existing markets, cord blood and bone marrow processing and adjacent markets such as adipose tissue processing.  In addition, we seek to develop products that serve more of the cell processing work flow continuum from cell sourcing and preparation through to preservation and patient administration.

We maintain a rigorous flow of discussions with numerous organizations having complementary products, services or other relevant assets.  We are optimistic that our business development efforts will generate increased sales and stockholder value through the advancement of existing products into new applications and through the development and commercialization of new products.  See Item 1A “Risk Factors”.

Competition

The regenerative medicine and medical device industries are characterized by rapidly evolving technology and intense competition from medical device companies, pharmaceutical companies and stem cell companies operating in the field of cardiac, vascular, orthopedics and neural medicine.  The primary competitors for our current product mix include automated cell processing systems from BioSafe, TerumoBCT (formerly COBE), non automated processing from Terumo Cardiovascular Systems, Biomet, CytoMedix and cell cryopreservation storage systems from Chart Industries and Taylor-Wharton.

Clinical Evaluations

We believe that increasing the amount of available clinical data demonstrating the safety and efficacy of our products is a competitive differentiator and will continue to be a major element of our growth strategy.  As such, indication-specific clinical data will be essential for broad market acceptance and regulatory approval.

Below are examples of third party clinical evaluations we are supporting:

Sponsor/Site	Product	Indication	Purpose	Status
TotipotentSC/ Fortis Hospital, New Delhi, India	Res-Q	Critical Limb Ischemia (“CLI”) /Peripheral Artery Disease (“PAD”)	Purpose is to establish Res-Q 60 BMC safety/efficacy for CLI (Ph1b study)	Underway – Follow up observations
Celling Technologies, LLC “Celling”/ UC Davis	Res-Q	Non-union bone fractures	Purpose is to establish Res-Q 60 BMC safety/efficacy for non-union bone fractures.	Enrollment complete – Follow up observations and assessment
Second University of Naples, Italy	MXP	CLI /PAD	Purpose is to establish MXP BMC safety/efficacy for CLI	Complete: Data analysis and assessment

Research and Development

Our research and development activities in fiscal 2013 focused on developing or expanding contract manufacturing capabilities for low cost disposables and building on our product quality leadership position.  Significant investments were also made to support product registration in China, Taiwan, India and South Korea.  In fiscal 2014, the Company plans to introduce new features and enhancements to the AXP and MXP platforms.  Research and development expenses were $2,991,000, $3,729,000 and $3,003,000 for the years ended June 30, 2013, 2012 and 2011, respectively.  These totals include expenses related to engineering, regulatory, scientific and clinical affairs.

Manufacturing

Our long-term manufacturing strategy continues to be utilizing high quality, low cost contract manufacturers for production of routine products while maintaining in-house manufacturing capabilities for complex, low volume devices that depend upon core technologies.  The Company has completed virtually all of its major outsourcing programs.

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

We, as well as any contract manufacturers of our products, are subject to inspections by the FDA and other regulatory agencies for compliance with applicable regulations, codified in the QSR which include requirements relating to manufacturing processes, extensive testing, control documentation and other quality assurance procedures.  Our facilities have undergone International Organization of Standards (“ISO”) 13485:2012 and EU Medical Device Directive (“MDD”) (93/42/EEC) inspections and we have obtained approval to CE-Mark our products.  Failure to obtain or maintain necessary regulatory approvals to market our products would have a material adverse impact on our business.

Regulatory Strategy
Our regulatory strategy is to be involved in selective clinical programs that generate data to help fuel adoption of our product offerings.  We have a quality and regulatory compliance management system that complies with the requirements of the ISO 13485: 2012 standard, the FDA’s QSR, the European Union MDD, the Canadian Medical Device Regulations (“SOR 98-282”), and other applicable local, state, national and international regulations.

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

Class III Devices
Before certain medical devices may be marketed in the U.S., they must be approved by the FDA.  FDA approval depends on the classification of the device.  If the product is a Class III device, the FDA approval process includes the following:

•	Extensive pre-clinical laboratory and animal testing,
•	Submission and approval of an Investigational Device Exemption (“IDE”) application,
•	Human clinical trials to establish the safety and efficacy of the medical device for the intended indication, and
•	Submission and approval of a PMA application to the FDA.

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

Clinical trials involve the application of the medical device or biologic produced by the medical device to patients by a qualified medical investigator, after approval from an Institutional Review Board (“IRB”), and in certain jurisdictions having authorization for the trial under investigational use.  Medical device trials which are conducted inside the U.S. are subject to FDA preapproval under either 21 C.F.R. Part 812, known as IDE application, or 21 C.F.R. Part 312, known as Investigation New Drug (“IND”) application.  Clinical trials conducted outside the U.S., and the data collected therefrom, are allowed per the requirements outlined in 21 C.F.R. Part 312.120.

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

Class II Devices
Several of our medical devices, such as the BioArchive, Res-Q 60 PRP and AXP are categorized as Class II.  These devices have a lower potential safety risk to the patient, user, or caregiver.  A PMA submission is not a requirement for these devices.  A similar (but simpler and shorter) process of premarket notification, known as a 510(k) submission, is required to demonstrate substantial equivalence to another legally U.S. marketed device.  Substantial equivalence means that the new device is at least as safe and effective as the predicate.  Once the FDA has notified the Company that the product file has been cleared, the medical device may be marketed and distributed in the U.S.

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

Patents and Proprietary Rights

The Company believes that patent protection is important for its products and potential segments of its current and proposed business.  In the U.S., the Company currently holds 11 patents, and has 4 patents pending to protect the designs of products that the Company intends to market.  The Company has received notices of issuance for three of the pending U.S. applications.  It is Company policy to seek foreign patent protection in relevant markets around the world.

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

Licenses and Distribution Rights

Cord Blood Registry Systems, Inc. (“CBR”)
On July 26, 2013, we entered into an extension addendum to the License and Escrow Agreement to amend and reduce the minimum cash and short-term investments balance to $3,500,000 at any month end through October 31, 2013.  Thereafter, it reverts back to $6,000,000 at any month end.

On February 6, 2013, we entered into an amendment to the License and Escrow Agreement to amend and reduce the financial covenants that we must meet in order to avoid an event of default.  The modified covenants include a minimum cash and short-term investments balance of not less than $4,000,000 at any month end through June 30, 2013, which reverts back to $6,000,000 at any month end, and a quick ratio of 1.75 to 1 at the end of any month.

The Company is in compliance with the covenants at June 30, 2013.

In June 2010, the Company and CBR entered into a License and Escrow Agreement as a method to provide assurances to CBR of continuity of product delivery and manufacturing for CBR’s business, and to alleviate concerns about long term supply risk.  We are the sole provider to CBR of devices and disposables used in the processing of cord blood samples in CBR’s operations.  Under the agreement, the Company granted CBR a non-exclusive, royalty-free license to certain intellectual property necessary for the potential manufacture and supply of AXP devices and certain AXP disposables.  The license is for the sole and limited purpose of manufacturing and supplying the AXP and related disposables for use by CBR.  The licensed intellectual property will be maintained in escrow and will be released to and used by CBR if and only if the Company defaults under the Agreement.  Originally, default occurred if the Company (1) fails to meet certain positive cash flow metrics for each rolling quarterly measurement period beginning December 31, 2010, except where the following two measures are met, (2) failure to meet cash balance and short-term investments of at least $6 million at the end of any given month, or (3) failure to meet a quick ratio of 2 to 1 at the end of any given month.

On August 22, 2006, the Company announced that GE Healthcare (“GEHC”) and CBR, the world’s largest family cord blood bank, signed a multi-year contract to supply CBR with the Company’s AXP System.  In conjunction with this agreement, the Company signed a Product Development and Supply Assurance Agreement with CBR which assures the supply of AXP products for a 15-year period.

Golden Meditech
In August 2012, the Company entered into a Product Purchase and International Distributor Agreement with Golden Meditech. Under the terms of the agreement, Golden Meditech obtained the exclusive, subject to existing distributors and customers, rights to develop an installed base for the Company’s AXP System in specified countries.  This right includes the right to distribute AXP Disposable Blood Processing Sets and use rights to the AXP System, and other accessories used for the processing of stem cells from cord blood.  Golden Meditech has rights in the People’s Republic of China (excluding Hong Kong and Taiwan), India, Singapore, Indonesia, and the Philippines and may begin selling once relevant approval has been obtained in each respective country. Additionally, Golden Meditech is subject to certain annual minimum purchase commitments.  The term of the agreement is for 5 years with one year renewal options by mutual agreement.

Asahi
Effective June 30, 2012 Asahi exercised its option to purchase certain intellectual property rights of the Company for the CryoSeal System, including, but not limited to, patents and patent applications, trademarks and any and all commercial and technical know-how.  The intellectual property rights were sold for $2,000,000 which was received in August 2012.

In June 2010, the Company and Asahi entered into an amendment of their Distribution and License Agreement, originally effective March 28, 2005.  Under the terms of the amendment, Asahi obtained exclusive rights to distribute the CryoSeal System in South Korea, North Korea, Taiwan, the People’s Republic of China, the Philippines, Thailand, Singapore, India and Malaysia.  These rights included the exclusive right to market, distribute and sell the processing disposables and thrombin reagent for production of thrombin in a stand-alone product.  The Company will provide support to Asahi in the form of maintaining manufacturing capabilities of the CryoSeal System until the earlier of when Asahi receives regulatory approval from the Ministry of Health, Labour and Welfare (“MHLW”) or December 31, 2012, upon which the Company shall have no further obligation to manufacture.  Asahi received regulatory approval on August 31, 2011.  Asahi shall continue to have the right to manufacture such products in Japan and shall additionally have a non-exclusive right to manufacture such products outside of Japan and would make royalty payments to the Company for products it manufactures and sells.  The Amendment extends the agreement eight years with automatic one year renewals.  Asahi paid us a $1,000,000 license fee, which was fully earned and non-refundable as of June 30, 2012.  Concurrent with exercising the purchase option, the terms and conditions of the Amendment terminated.

Arthrex
In January 2012, the Company entered into an agreement with Arthrex.  Under the terms of the agreement, Arthrex obtained exclusive rights in certain territories to sell, distribute and service the Company’s Res-Q 60 System technology for use in the preparation of autologous PRP and BMC for sports medicine applications and orthopedic procedures.  The Company granted Arthrex a limited license to use the Company’s intellectual property as part of enabling Arthrex to sell the products.  Arthrex will purchase products from the Company to distribute and service at certain purchase prices, which may be changed after an initial period.  The agreement contains purchase minimums that must be met on a yearly basis for Arthrex to maintain its exclusivity.  Arthrex also pays a certain royalty rate based upon volume of products sold.  The term of the agreement is for five years, subject to an extension right of an additional three years.

Nanshan
In November 2010, the Company and Nanshan entered into an International Distributor Agreement.  Under the terms of the agreement, Nanshan obtained rights to sell, distribute, and service the Company’s MXP and Res-Q product lines in the People’s Republic of China and Hong Kong (not including Taiwan).  The term of the agreement is for four years, subject to extension rights.  Nanshan was granted restricted common stock upon execution of the agreement in the amount of 0.5% of the total outstanding common stock of the Company which equaled 70,117 shares.  Nanshan has the right to additional grants of restricted common stock of the Company over the term of the agreement in an amount up to 806,000 shares upon the achievement of certain milestones up to $43 million in cumulative sales.  Effective December 25, 2012, the agreement was terminated.  As the distribution agreement has terminated, Nanshan is no longer eligible to earn additional shares of common stock.

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

GEHC
In January 2012, the Company and GEHC signed an amendment, effective August 1, 2012.  Under the terms of the amendment, GEHC will continue to distribute the AXP product line in the United States and Canada.  The purchase prices for the products are fixed.  The amendment will automatically renew for one year terms unless terminated by either party with 90 days notice.  On August 26, 2013, the Company sent GEHC a 90 day notice of termination, which terminates the agreement effective November 24, 2013.

In January 2010, the Company and GEHC also signed an amendment to extend their Amended and Restated International Distribution Agreement, effective February 1, 2010. Under the terms of the amendment, the contract ran through July 31, 2012, GEHC continued to distribute the AXP product line in the United States, Canada and approximately 25 countries throughout the world, excluding certain countries in Latin America, Asia, CIS, Eastern Europe and the Middle East. The amendment provided incentives for both parties related to sales success, product quality and delivery. Under the original agreement, signed October 13, 2005, the Company received fees for the rights granted under the agreement.  The amounts received are being recognized as revenue on the straight-line method over the initial five year term of the contract.

In May 2010, the Company and GEHC signed a non-exclusive distribution agreement for the Res-Q 60 BMC System.  Under the agreement, GEHC had the right to distribute the Res-Q 60 BMC in the U.S., excluding orthopedic indications, Canada and 19 European countries.  The agreement has a two and a half year term, with automatic one year renewals, unless terminated by either party with six months advance notice.  The Agreement provides for a price reduction mechanism should the Company fail to meet certain product quality and delivery metrics.  The parties mutually agreed to terminate effective December 31, 2011.

Fenwal, Inc. (“Fenwal”)
In March 2010, the Company and Fenwal signed a five-year distribution agreement.  Under the agreement, Fenwal will have exclusive rights to market and distribute the AXP System and BioArchive System for use in cord blood processing and storage in China, India and Japan.  The Company and Fenwal are in discussions to terminate the agreement

Celling
In September 2008, the Company and Celling signed a distribution agreement for the Company’s MXP and Res-Q 60 BMC product lines.  The distribution rights are for the field of use in orthopedic intraoperative or point-of-care applications.  The five-year agreement provides Celling with an initial two-year period of exclusive distribution rights in the U.S. and non-exclusive distribution rights throughout the rest of the world, excluding Central and South America, Russia and certain Eastern European countries.  The exclusivity period and field of use may be extended under certain circumstances. The parties amended the agreement in July 2009 to provide shared funding for clinical studies to demonstrate the clinical effectiveness of the products in orthopedic applications.  The parties amended the agreement in January 2012.  The revised distribution rights are world-wide, non-exclusive within field of use for the MXP and exclusive within field of use in the United States and non-exclusive in Mexico for the Res-Q.

New York Blood Center (“NYBC”)/Pall Medical
In March 1997, the Company and NYBC, as licensors, entered into a license agreement with Pall Medical, a subsidiary of Pall Corporation, as a Licensee through which Pall Medical became the exclusive worldwide manufacturer (excluding Japan) for a system of sterile, disposable containers developed by the Company and NYBC for the processing of hematopoietic stem cells sourced from placental cord blood (“PCB”).  The system is designed to simplify and streamline the harvesting of stem cells from umbilical cord blood and the manual concentration, cryopreservation (freezing) and transfusion of the PCB stem cells while maintaining the highest stem cell population and viability from each PCB donation.  In May 1999, the Company and Pall Medical amended the original agreement, and the Company regained the rights to distribute the bag sets outside North America and Europe under the Company’s name.  In fiscal 2012, the Company and NYBC signed an agreement which provides for the equal sharing of royalties between the two parties effective July 1, 2011, except for calendar 2012, in which NYBC received 75% and the Company 25%.

Backlog

Our backlog was $319,000 and $1,528,000 as of June 30, 2013 and 2012, respectively.  Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months.  Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge.  Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.

Employees

As of June 30, 2013, the Company had 66 employees, 30 of whom were engaged in manufacturing operations and quality control, 13 in research and new product development, regulatory affairs, clinical and scientific affairs, 13 in administration and 10 in sales, marketing and customer service.  The Company also utilizes temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing.  None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage.

Foreign Sales and Operations

For fiscal 2013, foreign sales were $9,934,000 or 55% of net revenues.  For fiscal 2012, foreign sales were $8,240,000 or 43% of net revenues.  For fiscal 2011, foreign sales were $9,655,000 or 41% of net revenues.

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

Risks Related to Our Business
Our Proposed Merger with TotipotentRX is Subject to Various Closing Conditions, and the Failure to Complete the Merger with TotipotentRX could Negatively Impact Us.  The TotipotentRX Merger is subject to the satisfaction of a number of conditions, including, but not limited to approval by our stockholders and TotipotentRX’s shareholders. No assurance can be given that the TotipotentRX Merger will occur on the terms and timeline currently contemplated or at all.  If the proposed TotipotentRX Merger is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the TotipotentRX Merger will be completed.  Further, a failed TotipotentRX Merger may result in negative publicity and a negative impression of us in the investment community since we have spent a substantial amount of effort, time and money to explain the benefits of the TotipotentRX Merger.

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

A Significant Portion of our Revenue is Derived from Customers in Foreign Countries.  We may Lose Revenues, Market Share, and Profits due to Exchange Rate Fluctuations, Political and Economic Changes Related to our Foreign Business.  In the year ended June 30, 2013, sales to customers in foreign countries comprised approximately 55% of our revenues.  This compares to 43% in fiscal 2012.  Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world.  Fluctuations in exchange rates may also affect the prices that our foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors.  Potentially volatile shifts in exchange rates may negatively affect our financial position and results.

The Loss of a Significant Distributor or End User Customer may Adversely Affect our Financial Condition and Results of Operations.  Revenues from four significant distributors comprised 56% of our revenues for the year ended June 30, 2013 and a significant portion of our largest distributor’s revenue came from one customer.  The loss of a large end user customer or distributor may decrease our revenues.

We are Heavily Reliant on a Single Distributor to Market and Sell our MXP and Res-Q Systems.  We have limited control over our distributor’s sales and marketing efforts.  Although we have added distributors in other territories and other indications, we must manage our distribution network effectively to gain additional revenue and gross profit.  Since the Res-Q products are a significant portion of our projected revenue growth, a delay or failure by our distributors to successfully market these products may decrease our future revenues and competitive advantage.

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

We may be Exposed to Liabilities under the Foreign Corrupt Practices Act and any Determination that we Violated these Laws could have a Material Adverse Effect on our Business.  We are subject to the Foreign Corrupt Practices Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business.  It is our policy to implement safeguards to discourage these practices by our employees.  However, our existing safeguards and any future improvements may prove to be less than effective and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible.  Violations of the FCPA may result in severe criminal or civil sanctions and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

Our Revenues and Operating Results may be Adversely Affected as a Result of our Required Compliance with the Adopted European Union Directive on the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, as well as other Standards Around the World.  A number of domestic and foreign jurisdictions seek to restrict the use of various substances, a number of which have been or are currently used in our products or processes.  For example, the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive now requires that certain substances, which may be found in certain products we have manufactured in the past, be removed from all electronics components.  Eliminating such substances from our manufacturing processes requires the expenditure of additional research and development funds to seek alternative substances for our products, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive.  Other countries, such as China, have enacted or may enact laws or regulations similar to RoHS.  While we have implemented a compliance program to ensure our product offerings meet these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts.  Additionally, if we were found to be non-compliant with any such rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.

Compliance with Government Regulations Regarding the Use of “Conflict Minerals” may Result in Additional Expense and Affect our Operations.  The SEC recently adopted a final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which imposes new disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries.  These minerals include tantalum, tin, gold and tungsten.  The new requirements will require due diligence efforts on our part in fiscal 2014 and thereafter, and we will also be required to comply with the initial disclosure requirements that become effective in May 2014.  We may incur significant costs associated with complying with the new disclosure requirements, including but not limited to costs related to determining which of our products may be subject to the new rules and source of any “conflict minerals” used in those products.  Additionally, implementing the new requirements could adversely affect the sourcing, supply and pricing of materials used in the manufacture of our products.  We may also face reputational challenges if we are unable to verify through our compliance procedures the origins for all metals used in our products.

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

Risks Related to Operating Results and Financial Markets
We Have Incurred Net Losses since our Inception and Losses may Continue.  Except for net income of $11,000 for fiscal 1994, we have not been profitable since our inception.  For the fiscal year ended June 30, 2013, we had a net loss of $3,086,000 and an accumulated deficit at June 30, 2013, of $114,191,000.  We will continue to incur significant costs as we develop and market our current products and related applications.  Although we are executing our business plan to develop, market and launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales.

ThermoGenesis Intends to Raise Additional Capital to Fund its Operations and in Furtherance of its Business Plan.  We intend to raise additional capital to expand our offerings in regenerative medicine, in anticipation of our proposed merger with TotipotentRX and for working capital.  The proposed financing may include shares of common stock and warrants to purchase shares of common stock or a combination of both. Any additional equity financing will be dilutive from an ownership perspective to our existing stockholders.

The Continuing Economic Downturn in the U.S. and World Financial and Securities Markets could have a Material Adverse Effect on our Customers’ Business and Affect our Operations and Revenues.  Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate.  The current economic conditions including the lingering effects of the global recession could adversely impact our business in fiscal year 2014 and beyond, resulting in:

•	reduced demand for some of our products,
•	increased rate of order cancellations or delays,
•	increased risk of excess and obsolete inventories, and
•	increased pressure on the prices for our products and services.

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

The Preparation of our Consolidated Financial Statements in Accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) Requires Us to Make Estimates, Judgments, and Assumptions that may Ultimately Prove to be Incorrect.  The accounting estimates and judgments that management must make in the ordinary course of business affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented.  If the underlying estimates are ultimately proven to be incorrect, subsequent adjustments could have a material adverse effect on our operating results for the period or periods in which the change is identified.  Additionally, subsequent adjustments could require us to restate our consolidated financial statements.  Restating consolidated financial statements could result in a material decline in the price of our stock.

Risks Related to Our Common Stock
Trading Prices for our Common Stock have been, and may Continue to be, Volatile.  The trading price of our common stock has been subject to wide fluctuations and may continue to be volatile in the future.  Trading price fluctuations can be caused by a variety of factors, many of which are beyond our control, including, among other things:

•	Variations in operating results,
•	Regulatory actions, such as product recalls,
•	Governmental regulatory acts,
•	Biological or medical discoveries,
•	Clinical trial results,
•	Changes in earnings estimates by securities analysts, and
•	Market conditions in our industry and the economy as a whole.

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

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                          PROPERTIES

The Company leases a facility with approximately 28,000 square feet of space located in Rancho Cordova, California.  Approximately 50% of the facility is devoted to warehouse space and manufacturing of products.  The other 50% is comprised of office space, a biologics lab, and a research and development lab.  Under the current amendment, the lease expires in October 2016.

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

Fiscal 2013	High	Low	Fiscal 2012	High	Low

First Quarter (Sep. 30)	$1.29	$0.87	First Quarter (Sep. 30)	$2.13	$1.20
Second Quarter (Dec. 31)	$1.01	$0.67	Second Quarter (Dec. 31)	$1.29	$0.71
Third Quarter (Mar. 31)	$1.00	$0.82	Third Quarter (Mar. 31)	$1.15	$0.70
Fourth Quarter (June 30)	$1.53	$0.77	Fourth Quarter (June 30)	$0.95	$0.80

The Company has not paid cash dividends on its common stock and does not intend to pay a cash dividend in the foreseeable future.  There were approximately 274 stockholders of record on June 30, 2013 (not including street name holders).

ITEM 6.                          SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

THERMOGENESIS CORP.
FIVE-YEAR REVIEW OF SELECTED FINANCIAL DATA

	Year Ended June 30,
Summary of Operations	2013	2012	2011	2010	2009
Net revenues	$17,963,000	$19,023,000	$23,400,000	$23,088,000	$19,799,000

Cost of revenues	(11,598,000)	(12,690,000)	(14,563,000)	(15,643,000)	(14,106,000)

Gross profit	6,365,000	6,333,000	8,837,000	7,445,000	5,693,000

Sales and marketing	(2,955,000)	(2,761,000)	(3,195,000)	(2,889,000)	(3,808,000)
Research and development	(2,991,000)	(3,729,000)	(3,003,000)	(5,013,000)	(5,222,000)
General and administrative	(5,645,000)	(5,222,000)	(5,474,000)	(4,797,000)	(5,441,000)
Gain on sale of product lines	2,161,000	--	--	--	--

Loss from operations	(3,065,000)	(5,379,000)	(2,835,000)	(5,524,000)	(8,778,000)
Interest and other income (expense), net	(21,000)	393,000	268,000	61,000	228,000
Net loss	$(3,086,000)	$(4,986,000)	$(2,567,000)	$(5,193,000)	$(8,550,000)
Per share data:
Basic and diluted net loss per common share	$(0.19)	$(0.30)	$(0.17)	$(0.37)	$(0.61)

Balance Sheet Data	2013	2012	2011	2010	2009
Cash, cash equivalents and short term investments	$6,884,000	$7,879,000	$12,309,000	$10,731,000	$15,631,000

Working capital	$11,125,000	$14,034,000	$18,976,000	$16,587,000	$20,923,000

Total assets	$18,529,000	$21,080,000	$24,399,000	$24,030,000	$27,655,000

Total liabilities	$5,211,000	$5,182,000	$4,306,000	$6,251,000	$5,201,000

Total stockholders’ equity	$13,318,000	$15,898,000	$20,093,000	$17,779,000	$22,454,000

Other Data	2013	2012	2011	2010	2009
Adjusted EBITDA[2]	$(3,961,000)	$(3,984,000)	$(1,409,000)	$(4,244,000)	$(7,825,000)

2Adjusted EBITDA represents loss from operations excluding amounts for depreciation and amortization, stock-based compensation expense impairment of intangible asset and gain on sale of product lines.  Adjusted EBITDA is a common measure of operating performance and helps us evaluate our performance by removing from our operating results non-cash items and items which do not relate to our core operating performance.

Non-GAAP Measures
In addition to the results reported in accordance with US GAAP, we also use a non-GAAP measure, adjusted EBITDA, to evaluate operating performance and to facilitate the comparison of our historical results and trends.  This financial measure is not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for loss as a measure of performance.  The calculation of this non-GAAP measure may not be comparable to similarly titled measures used by other companies.  Reconciliations to the most directly comparable GAAP measure are provided below.

	2013	2012	2011	2010	2009
Loss from operations	$(3,065,000)	$(5,379,000)	$(2,835,000)	$(5,254,000)	$(8,778,000)

Add (subtract):
Depreciation and amortization	538,000	604,000	466,000	492,000	474,000
Stock-based compensation expense	563,000	791,000	960,000	518,000	479,000
Impairment of intangible asset	164,000	--	--	--	--
Gain on sale of product lines	(2,161,000)	--	--	--	--
Adjusted EBITDA	$(3,961,000)	$(3,984,000)	$(1,409,000)	$(4,244,000)	$(7,825,000)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(a)  Overview

ThermoGenesis designs, develops, and commercializes devices and disposable tools for the processing, storage and administration of cell therapies.  The Company was founded in 1986 and is located in Rancho Cordova, California.  Our products automate the volume reduction and cryopreservation process of adult stem cells and growth factors from cord blood, peripheral blood and bone marrow for use in laboratory and point-of-care settings.  Our growth strategy is to expand our offerings in regenerative medicine and partner with other pioneers in the stem cell arena to accelerate our worldwide penetration in this potentially explosive market.

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

Revenue arrangements with multiple deliverables are divided into units of accounting if certain criteria are met, including whether the deliverable item(s) has value to the customer on a stand-alone basis.  Revenue for each unit of accounting is recognized as the unit of accounting is delivered.  Arrangement consideration is allocated to each unit of accounting based upon the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables.  Estimated selling prices are determined using vendor specific objective evidence of value (“VSOE”), when available, or an estimate of selling price when VSOE is not available for a given unit of accounting.  Significant inputs for the estimates of the selling price of separate units of accounting include market and pricing trends and a customer’s geographic location.  The Company accounts for training and installation, and service agreements as separate units of accounting.

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

Stock-Based Compensation
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

Inventory Reserve
The Company states inventories at lower of cost or market value determined on a first-in, first-out basis.  The Company provides inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes, which it includes as a component of cost of revenues.  Additionally, the Company provides reserves for excess and slow-moving inventory on hand that are not expected to be sold to reduce the carrying amount of slow-moving inventory to its estimated net realizable value.  The reserves are based upon estimates about future demand from our customers and distributors and market conditions.  Because some of the Company’s products are highly dependent on government and third-party funding, current customer use and validation, and completion of regulatory and field trials, there is a risk that we will forecast incorrectly and purchase or produce excess inventories.  As a result, actual demand may differ from forecasts and the Company may be required to record additional inventory reserves that could adversely impact our gross margins.  Conversely, favorable changes in demand could result in higher gross margins when products previously reserved are sold.

(b)            Results of Operations

The following is Management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

Results of Operations for the Year Ended June 30, 2013 as Compared to the Year Ended June 30, 2012

Net Revenues
Net revenues for the year ended June 30, 2013 were $17,963,000 compared to $19,023,000 for the year ended June 30, 2012, a decrease of $1,060,000, or 6%.  The decrease in revenues is primarily due to the sale of the ThermoLine and CryoSeal product lines in the current fiscal year.  These two product lines represented $2,240,000 in revenues for the year ended June 30, 2012 compared to $944,000 for the year ended June 30, 2013.  This decrease in revenues was offset by an increase in revenues from Res-Q disposables of $403,000 primarily due to an increase in the number of bone marrow procedures performed and an increase in new customers.  We anticipate the termination of the GE distribution agreement will impact our AXP revenues in the quarter ended September 30, 2013 by approximately $800,000 as GEHC sells-off their product inventory.

Sales analysis for the year ended June 30:

	2013	Percentage of Revenues	2012	Percentage of Revenues
Disposable revenues:
Cord Blood
AXP	$7,133,000	40%	$7,224,000	38%
BioArchive	1,167,000	6%	1,421,000	7%
Manual	2,286,000	13%	2,200,000	12%
Bone Marrow
Res-Q	2,297,000	13%	1,894,000	10%
MXP	17,000	--	112,000	--
CryoSeal	118,000	--	358,000	2%
	13,018,000	72%	13,209,000	69%
Non-disposable revenues:
BioArchive	2,481,000	14%	2,512,000	13%
Other non-disposable	999,000	6%	1,772,000	10%
Other	1,465,000	8%	1,530,000	8%
Total Company revenues	$17,963,000	100%	$19,023,000	100%

The following represents the Company’s cumulative BioArchive System placements in the following geographies:

	June 30,
	2013	2012
Asia	88	86
United States	57	57
Europe	70	67
Rest of World	51	47
	266	257

Gross Profit
The Company’s gross profit was $6,365,000 or 35% of revenues for the year ended June 30, 2013, as compared to $6,333,000 or 33% of revenues for the year ended June 30, 2012.  The increase in gross profit for the year ended June 30, 2013, is primarily due to lower inventory reserves and the mix of products sold in the prior fiscal year.  We sold 25 CryoSeal devices to Asahi at cost during the quarter ended March 31, 2012.  Inventory reserves recorded in the prior year were higher primarily due to the deceleration in sales of the ThermoLine freezers.

Sales and Marketing Expenses
Sales and marketing expenses were $2,955,000 for the year ended June 30, 2013, compared to $2,761,000 for the year ended June 30, 2012, an increase of $194,000 or 7%.  The increase is primarily due to establishing direct representation in Asia.

Research and Development Expenses
Included in this line item are costs associated with our engineering, regulatory, scientific and clinical affairs functions.  Research and development expenses for the year ended June 30, 2013, were $2,991,000, compared to $3,729,000 for fiscal 2012, a decrease of $738,000 or 20%.  The decrease is primarily due to lower personnel costs primarily as a result of the January 2012 restructuring and lower costs for clinical studies, offset by an increase in consulting expenses for quality assurance and regulatory projects.

General and Administrative Expenses
General and administrative expenses were $5,645,000 for the year ended June 30, 2013, compared to $5,222,000 for the year ended June 30, 2012, an increase of $423,000 or 8%.  The increase is primarily due to legal and professional fees of $835,000 associated with the proposed merger with TotipotentRX and $670,000 due to the legal diligence associated with the Res-Q patent litigation and the development of our counterclaim.  These increases were offset by a decrease in severance costs of $360,000 as a result of the January 2012 restructuring.

Gain on Sale of Product Lines
During the year ended June 30, 2013, the Company recognized a gain of $2,000,000 on the sale of certain intangible assets related to the CryoSeal product line, including all associated patents and engineering files and $161,000 on the sale of the ThermoLine product line.

Adjusted EBITDA
The Adjusted EBITDA loss was $3,961,000 for the year ended June 30, 2013 compared to $3,984,000 for the year ended June 30, 2012. The adjusted EBITDA loss was consistent with the prior year as we offset a decrease in revenues from a change in the mix of products sold in our global markets with a decrease in expenses resulting from our cost reduction initiatives.

Results of Operations for the Year Ended June 30, 2012 as Compared to the Year Ended June 30, 2011

Net Revenues
Net revenues for the year ended June 30, 2012, were $19,023,000 compared to $23,400,000 for the year ended June 30, 2011, a decrease of $4,377,000 or 19%.  BioArchive device revenues decreased $2,600,000 as there were fewer devices sold in fiscal 2012 than in the prior year.  The global economy has tightened capital budgets and lowered collection volumes which have impacted our BioArchive device sales.  We also experienced a $740,000 decrease in our ThermoLine device revenues as we have stopped manufacturing devices due to our decision to divest the product line and a minimum of sales resources are devoted to the remaining devices in inventory.  These decreases were offset by an increase in CryoSeal device and spare part revenues of $790,000 as we shipped a final device order of 25 units to Asahi during fiscal 2012.

Sales analysis for the year ended June 30:

	2012	Percentage of Revenues	2011	Percentage of Revenues
Disposable revenues:
Cord Blood
AXP	$7,224,000	38%	$7,354,000	31%
BioArchive	1,421,000	7%	1,398,000	6%
Manual	2,200,000	12%	2,162,000	9%
Bone Marrow
Res-Q	1,894,000	10%	2,024,000	9%
MXP	112,000	--	252,000	1%
CryoSeal	358,000	2%	607,000	3%
	13,209,000	69%	13,797,000	59%
Non-disposable revenues:
BioArchive	2,512,000	13%	5,111,000	22%
Other non-disposable	1,772,000	10%	2,176,000	9%
Other	1,530,000	8%	2,316,000	10%
Total Company revenues	$19,023,000	100%	$23,400,000	100%

The following represents the Company’s cumulative BioArchive System placements in the following geographies:

	June 30,
	2012	2011
Asia	86	81
United States	57	56
Europe	67	64
Rest of World	47	46
	257	247

Gross Profit
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

Sales and Marketing Expenses
Sales and marketing expenses were $2,761,000 for the year ended June 30, 2012, compared to $3,195,000 for the year ended June 30, 2011, a decrease of $434,000 or 14%.  The decrease is primarily due to a decrease in commissions and a decrease in stock compensation due to the prior year amortization of the initial grant of restricted stock to Nanshan upon signing the distribution agreement.

Research and Development Expenses
Included in this line item are costs associated with our engineering, regulatory, scientific and clinical affairs functions.  Research and development expenses for the year ended June 30, 2012, were $3,729,000 compared to $3,003,000 for fiscal 2011, an increase of $726,000 or 24%.  The increase is primarily due to funding of clinical studies and higher salaries and benefits due to an increase in personnel.

General and Administrative Expenses
General and administrative expenses were $5,222,000 for the year ended June 30, 2012, compared to $5,474,000 for the year ended June 30, 2011, a decrease of $252,000 or 5%.  The decrease is primarily due to a decrease in professional fees of $366,000 for strategic consultants and advisor expenses incurred in the prior year.  Also, stock compensation expense decreased $129,000 mainly due to options granted in the prior year to the independent members of our Board of Directors.  These decreases were offset by an increase in severance pay accruals as a result of the restructuring.

Interest and Other Income, Net
At June 30, 2012, we recognized other income of $327,000 due to the early termination of the Asahi Amendment.  The $327,000 represented excess funds allocated to offset research and development costs we had expected to incur.

(c)            Liquidity and Capital Resources

At June 30, 2013, the Company had a cash and cash equivalents balance of $6,884,000 and working capital of $11,125,000.  This compared to a cash and cash equivalents balance of $7,879,000 and working capital of $14,034,000 at June 30, 2012.  In addition to revenues, the Company has primarily financed operations through the private and public placement of equity securities and has raised approximately $112 million, net of expenses, through common and preferred stock financings and option and warrant exercises.

Net cash used in operating activities for the year ended June 30, 2013 was $3,082,000, primarily due to the net loss of $3,086,000, offset by depreciation and stock-based compensation expense of $538,000 and $563,000, respectively.  Inventories provided $795,000 of cash due to lower levels of our BioArchive and manual disposables.

Based on our cash balance, historical trends, planned cost reductions and future revenue projections, we believe our current funds are sufficient to provide for our projected needs to maintain operations and working capital requirements for at least the next 12 months.  However, we intend to raise capital for other purposes and may need to raise additional funds should we not be able to maintain compliance with, or obtain forbearance of, our financial covenants.  See Part I Item 1-Business, CBR.  In addition, should we change distributors and take on the responsibility for maintaining significant product inventory levels for certain end user customers, we may need to raise additional funding.  In order to maximize the value of our clinical trials and accelerate the planned commercialization of our products in connection with the proposed merger with TotipotentRX, we intend to raise approximately $15 to $20 million for investing in the planned clinical development strategy over 36 months.   Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control.  Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities.  We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all see Part I Item 1A – Risk Factors.

The Company generally does not require extensive capital equipment to produce or sell its current products.  In fiscal 2011, the Company spent $266,000 for products at customer sites and tooling.  In fiscal 2012 and 2013, the Company spent $545,000 and $391,000, respectively.  These expenditures were primarily for tooling at contract manufacturers.

At June 30, 2013, we had four distributors that accounted for 28%, 18%, 10% and 10% of accounts receivable. At June 30, 2012, we had one distributor that accounted for 22% of accounts receivable and four distributors that individually accounted for 13%, 13%, 12% and 10% of accounts receivable.

Revenues from one significant distributor, GEHC, totaled $3,755,000 or 21%, $6,746,000 or 35% and $7,824,000 or 33% of net revenues during the years ended June 30, 2013, 2012 and 2011, respectively.  Revenues from another distributor, Celling, totaled $2,299,000 or 13% and $1,870,000 or 10% of net revenues for the years ended June 30, 2013 and 2012, respectively.  Revenues from two other distributors/customers, Golden Meditech and Golden Profit Technology, totaled $2,058,000 and $1,992,000, respectively, for the year ended June 30, 2013.

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

ITEM 8.                               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive and Financial Officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2013.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ThermoGenesis Corp.

We have audited the accompanying consolidated balance sheets of ThermoGenesis Corp. as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThermoGenesis Corp. at June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Sacramento, California
September 3, 2013

THERMOGENESIS CORP.
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2013	June 30, 2012

Current assets:
Cash and cash equivalents	$6,884,000	$7,879,000
Accounts receivable, net of allowance for doubtful accounts of $47,000 ($30,000 at June 30, 2012)	4,898,000	4,558,000
Inventories	4,259,000	6,290,000
Prepaid expenses and other current assets	232,000	338,000
Total current assets	16,273,000	19,065,000

Equipment at cost less accumulated depreciation of $3,277,000 ($3,476,000 at June 30, 2012)	2,208,000	1,652,000
Intangible asset	--	315,000
Other assets	48,000	48,000
	$18,529,000	$21,080,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,106,000	$2,772,000
Accrued payroll and related expenses	477,000	607,000
Deferred revenue	377,000	424,000
Other current liabilities	1,188,000	1,228,000
Total current liabilities	5,148,000	5,031,000

Deferred revenue	55,000	55,000
Other non-current liabilities	8,000	96,000

Commitments and contingencies (Footnote 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding at June 30, 2013 and 2012	--	--

Common stock, $0.001 par value; 80,000,000 shares authorized; 16,557,627 issued and outstanding (16,413,066 at June 30, 2012)	16,000	16,000
Paid in capital in excess of par	127,493,000	126,987,000
Accumulated deficit	(114,191,000)	(111,105,000)

Total stockholders’ equity	13,318,000	15,898,000

	$18,529,000	$21,080,000
See accompanying notes.

THERMOGENESIS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2013	2012	2011
Net revenues	$17,963,000	$19,023,000	$23,400,000
Cost of revenues	11,598,000	12,690,000	14,563,000
Gross profit	6,365,000	6,333,000	8,837,000

Expenses:
Sales and marketing	2,955,000	2,761,000	3,195,000
Research and development	2,991,000	3,729,000	3,003,000
General and administrative	5,645,000	5,222,000	5,474,000
Gain on sale of product lines	(2,161,000)	--	--
Total operating expenses	9,430,000	11,712,000	11,672,000
Loss from operations	(3,065,000)	(5,379,000)	(2,835,000)

Interest and other income (expense), net	(21,000)	393,000	268,000

Net loss	$(3,086,000)	$(4,986,000)	$(2,567,000)

Per share data:
Basic and diluted net loss per common share	$(0.19)	$(0.30)	$(0.17)

Shares used in computing per share data	16,526,578	16,389,008	14,816,163

See accompanying notes.

THERMOGENESIS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Paid in capital in excess of	Accumulated	Total stockholders’
	Shares	Amount	par	deficit	equity

Balance at June 30, 2010	14,023,240	$14,000	$121,317,000	$(103,552,000)	$17,779,000

Issuance of common shares and warrants in public offering	2,250,000	2,000	3,912,000	--	3,914,000

Issuance of common shares for exercise of options	2,917	--	7,000	--	7,000

Issuance of common shares and compensation related to restricted common stock awards	70,117	--	146,000	--	146,000

Stock-based compensation expense	--	--	814,000	--	814,000

Fractional shares issued pursuant to reverse stock split	92	--	--	--	--

Net loss	--	--	--	(2,567,000)	(2,567,000)

Balance at June 30, 2011	16,346,366	16,000	126,196,000	(106,119,000)	20,093,000

Issuance of common shares and compensation related to unrestricted common stock awards	60,000	--	88,000	--	88,000

Issuance of common shares and compensation related to restricted common stock awards	6,700	--	326,000	--	326,000

Stock-based compensation expense	--	--	377,000	--	377,000

Net loss	--	--	--	(4,986,000)	(4,986,000)

Balance at June 30, 2012	16,413,066	16,000	126,987,000	(111,105,000)	15,898,000

Issuance of common shares and compensation related to restricted common stock awards, net of stock surrenders	115,944	--	275,000	--	275,000

Stock-based compensation expense	--	--	198,000	--	198,000

Common stock issued to directors in lieu of cash compensation	28,617	--	33,000	--	33,000

Net loss	--	--	--	(3,086,000)	(3,086,000)

Balance at June 30, 2013	16,557,627	$16,000	$127,493,000	$(114,191,000)	$13,318,000

See accompanying notes.

THERMOGENESIS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2013	2012	2011

Cash flows from operating activities:
Net loss	$(3,086,000)	$(4,986,000)	$(2,567,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	538,000	604,000	466,000
Stock-based compensation expense	563,000	791,000	960,000
Loss on sale/retirement of equipment	25,000	17,000	13,000
Loss on impairment of equipment	--	--	65,000
Impairment of intangible asset	164,000	--	--
Gain on sale of product lines	(2,161,000)	--	--
Net changes in operating assets and liabilities:
Accounts receivable, net	(340,000)	(655,000)	2,132,000
Inventories	795,000	120,000	(1,338,000)
Prepaid expenses and other current assets	106,000	(38,000)	1,000
Other assets	--	1,000	119,000
Accounts payable	619,000	696,000	(592,000)
Accrued payroll and related expenses	(130,000)	223,000	75,000
Deferred revenue	(47,000)	2,000	(604,000)
Other liabilities	(128,000)	(660,000)	(822,000)
Net cash used in operating activities	(3,082,000)	(3,885,000)	(2,092,000)
Cash flows from investing activities:
Capital expenditures	(391,000)	(545,000)	(266,000)
Proceeds from sale of product lines	2,535,000	--	--
Proceeds from sale of equipment	--	--	17,000
Net cash provided by (used in) investing activities	2,144,000	(545,000)	(249,000)
Cash flows from financing activities:
Repurchase of common stock	(57,000)	--	--
Exercise of stock options	--	--	7,000
Issuance of common stock	--	--	3,914,000
Payments on capital lease obligations	--	--	(2,000)
Net cash provided by(used in) financing activities	(57,000)	--	3,919,000
Net (decrease)increase in cash and cash equivalents	(995,000)	(4,430,000)	1,578,000
Cash and cash equivalents at beginning of year	7,879,000	12,309,000	10,731,000
Cash and cash equivalents at end of year	$6,884,000	$7,879,000	$12,309,000

Supplemental non-cash financing and investing information:
Transfer of inventories to equipment	$834,000	--	--
Transfer of equipment to inventories	--	--	$96,000
Transfer of inventories to prepaid expenses and other current assets	--	--	$120,000
Transfer of other current asset to inventories	--	$120,000	--
Acquisition of intangible asset in exchange for forgiveness of accounts receivable and assumption of liabilities	--	$390,000	--

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the parent company, ThermoGenesis Corp., and its wholly-owned subsidiary, Vantus (the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.  During the quarter ended December 31, 2010, we dissolved our wholly-owned subsidiary, Vantus.  The costs of dissolution were not material to the Company.

Use of Estimates
Preparation of financial statements in conformity with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates are used for, but not limited to, the allowance for doubtful accounts, allocation of arrangement consideration, slow-moving inventory reserves, depreciation, warranty costs, certain accruals and contingencies.  Actual results could materially differ from the estimates and assumptions used in the preparation of our consolidated financial statements.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying consolidated financial statements through the date of issuance.

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

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)
Revenue arrangements with multiple deliverables are divided into units of accounting if certain criteria are met, including whether the deliverable item(s) has/have value to the customer on a stand-alone basis.  Revenue for each unit of accounting is recognized as the unit of accounting is delivered.  Arrangement consideration is allocated to each unit of accounting based upon the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables.  Estimated selling prices are determined using VSOE, when available, or an estimate of selling price when VSOE is not available for a given unit of accounting.  Significant inputs for the estimates of the selling price of separate units of accounting include market and pricing trends and a customer’s geographic location.  We account for training and installation, and service agreements as separate units of accounting.

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

Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short duration.  As of June 30, 2013, we had no Level 1 financial instruments.  As of June 30, 2012, we had $1,059,000 in money market funds classified as Level 1 assets.  As of June 30, 2013 and 2012, we did not have any Level 2 or 3 financial instruments.

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

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.            Summary of Significant Accounting Policies (Continued)

Inventory Reserve
The Company provides inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes, which it includes as a component of cost of revenues.  Additionally, the Company provides reserves for excess and slow-moving inventory on hand that are not expected to be sold to reduce the carrying amount of slow-moving inventory to its estimated net realizable value.

Equipment
Equipment is recorded at cost.  Repairs and maintenance costs are expensed as incurred.  Depreciation for office, computer, machinery and equipment is computed under the straight-line method over the estimated useful lives.  Leasehold improvements are depreciated under the straight line method over their estimated useful lives or the remaining lease period, whichever is shorter.

Warranty
We provide for the estimated cost of product warranties at the time revenue is recognized.  The Company’s warranty obligation is calculated based on estimated product failure rates, material usage and estimated service delivery costs incurred in correcting a product failure.

Stock-Based Compensation
We have four stock-based compensation plans, which are described more fully in Note 7.

Valuation and Amortization Method – We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Risk-Free Interest Rate – The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term.

Estimated Forfeitures – When estimating forfeitures, we consider voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.            Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)
The fair value of the Company’s stock options granted to employees for the years ended June 30, 2013, 2012 and 2011 was estimated using the following weighted-average assumptions:

	2013	2012	2011
Expected life (years)	4	4	4
Risk-free interest rate	0.5%	1.2%	1.3%
Expected volatility	78%	82%	87%
Dividend yield	0%	0%	0%

The weighted average grant date fair value of options granted during the years ended June 30, 2013, 2012 and 2011 was $0.52, $1.17 and $1.77, respectively.

Research and Development
Research and development costs, consisting of salaries and benefits, costs of disposables, facility costs, contracted services and stock-based compensation from the engineering, regulatory, scientific and clinical affairs departments, that are useful in developing new products, services, processes or techniques, as well as expenses for activities that may significantly improve existing products or processes are expensed as incurred.  Costs to acquire technologies that are utilized in research and development and that have no future benefit are expensed when incurred.

Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents.  Our cash is maintained in checking accounts, money market funds and certificates of deposits with reputable financial institutions, which are within the Federal Deposit Insurance Corporation insurable limits.  We have not experienced any realized losses on our deposits of cash and cash equivalents.

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

Income Taxes
The tax years 1993-2012 remain open to examination by the major taxing jurisdictions to which we are subject; however, there is no current investigation.  The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense.  To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.  There were no unrecognized tax benefits during all the periods presented.

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

Medical Device Excise Tax
We are required to pay a medical device excise tax relating to U.S. sales of Class I, II and III medical devices.  This new excise tax went into effect January 1, 2013, established as part of the March 2010 U.S. healthcare reform legislation and has been included in sales and marketing expense.

Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding.  The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented.  Anti-dilutive securities, which consist of stock options, common stock restricted awards and warrants, that were not included in diluted net loss per common share, were 2,578,753, 2,644,209 and 2,619,807 of June 30, 2013, 2012 and 2011, respectively.

Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss).  As of June 30, 2013, the Company has no items of other comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.            Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements
In July 2012, the FASB issued ASU 2012-02, which is an update to Topic 350, “Intangibles – Goodwill and Other”.  This update provides additional guidance in performing impairment tests for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment.  The update allows an entity to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a qualitative impairment test.  We adopted ASU 2012-02 effective June 30, 2013.  The adoption of ASU 2012-02 did not have a material impact on our consolidated results of operations or financial condition.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Updates (“ASU”) to the Fair Value Measurement Topic of the FASB ASC.  This update was issued in order to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The update clarifies that (i) the highest and best use concept applies only to the fair value measurement of nonfinancial assets, (ii) specific requirements pertain to measuring the fair value of instruments classified in a reporting entity’s shareholders’ equity and, (iii) a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  The update changes requirements with regard to the fair value of financial instruments that are managed within a portfolio and with regard to the application of premiums or discounts in a fair value measurement.  In addition, the update increased disclosure requirements regarding Level 3 fair value measurements to include the valuation processes used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between the unobservable inputs, if any.  We adopted ASU 2011-04 effective January 1, 2012.  The adoption of ASU 2011-04 did not have a material impact on our consolidated results of operations or financial condition.

Recently Issued Accounting Pronouncements
In February 2013, the FASB issued ASC 2013-02, which is an update to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”).  Companies are also required to present reclassifications by component when reporting changes in AOCI balances.  The updated accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 on a prospective basis.  This guidance is not expected to have a material impact on our financial condition or results of operations.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.            Inventories

Inventories consisted of the following at June 30:

	2013	2012
Raw materials	$981,000	$1,598,000
Work in process	2,066,000	2,209,000
Finished goods	1,212,000	2,483,000
	$4,259,000	$6,290,000

3.            Intangible Asset

During the quarter ended March 31, 2012, we modified a distribution agreement to reacquire certain distribution rights related to the Res-Q product line.  As part of this modification, we exchanged consideration of $390,000, comprised of forgiving a $60,000 receivable and recording liabilities of $330,000 to provide inventory upgrades and service agreements at no cost.  We have recorded those costs as an intangible asset, which will be amortized to cost of revenues over the remaining life of the distribution agreement or 31 months.  Total intangible amortization expense charges for the year ending June 30, 2013 and 2012 were $151,000 and $75,000, respectively.

As of June 30, 2013, while performing our annual test for impairment, we determined this asset was impaired as a result of the Res-Q patent litigation and the associated decrease and delay in projected revenues during the remaining life of the intangible asset. Therefore, the intangible asset was considered fully impaired and the carrying value of $164,000 was written off to cost of revenues.

4.            Equipment

Equipment consisted of the following at June 30:

	2013	2012	Estimated Useful Life
Machinery and equipment	$4,004,000	$3,496,000	3-10 years or lease term
Computer and software	744,000	864,000	2-5 years
Office equipment	542,000	563,000	5-10 years
Leasehold improvements	195,000	205,000	Shorter of 5 years or lease term
	5,485,000	5,128,000
Less accumulated depreciation and amortization	(3,277,000)	(3,476,000)
	$2,208,000	$1,652,000

During the years ended June 30, 2013 and 2012, there were disposals of fully depreciated assets with a gross book value of $390,000 and $322,000, respectively.

Depreciation expense for the years ended June 30, 2013, 2012 and 2011 was $355,000, $471,000 and $466,000, respectively.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.            Liabilities

Other current liabilities consisted of the following at June 30:

	2013	2012
Accrued warranty reserves	$489,000	$547,000
Other accrued liabilities	699,000	681,000
	$1,188,000	$1,228,000

6.            Commitments and Contingencies

Operating Leases
We lease our facility pursuant to an operating lease, which contains scheduled rent increases.  The lease expires in 2016, has a cancellation option beginning November 1, 2014 and has a renewal option of five years.  We recognize rent expense on a straight-line basis over the term of the facility lease.  The annual future minimum lease payments for the non-cancelable operating lease are as follows:

2014	386,000
2015	397,000
2016	409,000
2017	141,000
Total	$1,333,000

Rent expense was $431,000, $470,000 and $691,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

Financial Covenants
In June 2010, we entered into a License and Escrow Agreement which granted a customer a nonexclusive royalty-free license to certain intellectual property necessary for the potential manufacture and supply of AXP devices and certain AXP disposables. The license is for the sole and limited purpose of manufacturing and.supplying the AXP and related disposables for use by the customer. The licensed intellectual property will be maintained in escrow and will be released to and used by the customer if and only if the Company defaults under the Agreement. Originally, default occurred if the Company (1) fails to meet certain positive cash flow metrics for each rolling quarterly measurement period except where the following two measures are met, (2) failure to meet cash balance and short-term investments of at least $6,000,000 at the end of any given month, or (3) failure to meet a quick ratio of 2 to 1 at the end of any given month.

On February 6, 2013, we entered into an amendment to amend and reduce the financial covenants that we must meet in order to avoid an event of default. The modified covenants include a minimum cash and short-term investments balance of not less than $4,000,000 at any month end through June 30, 2013, which reverts back in $6,000,000 at any month end, and a quick ratio of 1.75 to 1 at the end of any month.

On July 26, 2013, we entered into an extension addendum to amend and reduce the minimum cash and short-term investments balance to $3,500,000 at any month end through October 31, 2013. Thereafter, it reverts back to $6,000,000 at any month end.

The Company is in compliance with the covenants at June 30, 2013.

Contingencies
During the three months ended September 30, 2012, we were notified by a third party who believes that the Res-Q system infringes upon certain of its US and European patents.  The Company is in the process of gathering information; however, it has not yet collected enough information to assess the validity of the alleged infringement or estimate any potential financial impact; therefore, it has not made an accrual as of June 30, 2013.

On April 11, 2013, we filed an answer and counter-claims in response to the complaint Harvest Technologies Corp. (Harvest) filed on October 24, 2012, against the Company in the case captioned as Harvest Technologies Corp. v. ThermoGenesis Corp., 12-cv-01354, U.S. District Court, District of Delaware (Wilmington), with the complaint being amended on February 15, 2013, to name the Company’s customer Celling as a co-defendant.  In the complaint, Harvest contends that our Res-Q 60 System infringes certain Harvest patents. The counter-claims are based on anti-trust and other alleged improper conduct by Harvest and further seek declarations that the Res-Q 60 System does not infringe the patents and that the patents are invalid.  Harvest filed an answer on May 20, 2013 in which they denied the assertions made by the Company in the counterclaim.  The Company intends to vigorously defend itself against the Harvest claims, while aggressively pursuing its separate claims against Harvest.  The Company is unable to ascertain the likelihood of any liability and has not made an accrual as of June 30, 2013.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.            Commitments and Contingencies (Continued)

Contingencies (Continued)
In the normal course of operations, we may have disagreements or disputes with customers, employees or vendors.  Such potential disputes are seen by management as a normal part of business.  As of June 30, 2013, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on our consolidated financial position, operating results or cash flows.

Warranty
We offer a warranty on all of our non-disposable products of one to two years.  We warrant disposable products through their expiration date.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Changes in the Company’s product liability which is included in other current liabilities during the period are as follows:

	For years ended June 30,
	2013	2012
Beginning balance	$547,000	$608,000
Warranties issued during the period	224,000	282,000
Settlements made during the period	(259,000)	(471,000)
Changes in liability for pre-existing warranties during the period	(23,000)	128,000
Ending balance	$489,000	$547,000

7.            Stockholders’ Equity

Common Stock
As of June 30, 2013, we had 3,982,876 shares of common stock reserved for future issuance.

On March 9, 2011, we completed a public offering of 2,250,000 shares of common stock, together with warrants to purchase up to an aggregate of 1,125,000 shares of common stock with a per unit purchase price of $2.00.  The warrants may be exercised by the holders at an exercise price of $2.64 per share starting September 9, 2011, continuing through March 9, 2016.  Net proceeds after expenses from the offering were approximately $3.9 million.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.            Stockholders’ Equity (Continued)

Warrants
A summary of warrant activity for the three years ended June 30, 2013 follows:

	2013		2012		2011
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at June 30	1,125,000	$2.64	1,125,000	$2.64	--	--
Warrants granted	--	--	--	--	1,125,000	$2.64
Warrants canceled	--	--	--	--	--	--
Warrants exercised	--	--	--	--	--	--
Outstanding and exercisable at June 30	1,125,000	$2.64	1,125,000	$2.64	1,125,000	$2.64

Stock Options
The 2012 Independent Director Plan (“2012 Plan”) permits the grant of stock or options to independent directors.  A total of 500,000 shares were approved by the stockholders for issuance under the 2012 Plan.  Options are granted at prices that are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years.  Options generally vest immediately, unless otherwise determined by the Board of Directors.

The 2006 Equity Incentive Plan (“2006 Plan”) permits the grant of options, restricted stock, stock bonuses and stock appreciation rights to employees, directors and consultants.  Under the 2006 Plan, the number of shares of common stock equal to 6% of the number of outstanding shares of the Company are authorized to be issued.  The number of shares available to grant for awards adjusts at the beginning of each fiscal year if additional options to purchase shares of common stock were issued in the preceding fiscal year.  As of June 30, 2013, there have been 2,676,605 shares approved under the 2006 Plan for issuance.

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

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.            Stockholders’ Equity (Continued)

Stock Compensation Expense
At June 30, 2013, the total compensation cost related to stock-based awards granted to employees under the Company's stock option plans but not yet recognized was $159,000.  This cost will be amortized on a straight-line basis over a weighted-average period of approximately two years and will be adjusted for subsequent changes in estimated forfeitures.  The total fair value of options vested during the years ended June 30, 2013, 2012, and 2011 was $356,000, $440,000, and $568,000.

We issue new shares of common stock upon exercise of stock options.  The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at June 30, 2012	979,209	$3.11

Granted	273,750	$0.92
Forfeited/cancelled	(35,500)	$2.53
Expired	(153,709)	$4.54
Exercised	--
Outstanding at June 30, 2013	1,063,750	$2.36	2	$119,000
Vested and Expected to Vest at June 30, 2013	943,175	$2.37	2	$85,000
Exercisable at June 30, 2013	549,276	$3.04	1	$1,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock.  There were no options that were exercised during the years ended June 30, 2012 and 2013.  During the year ended June 30, 2011, the aggregate intrinsic value of options exercised under the Company's stock option plans was $1,000 determined as of the date of option exercise.

The following table summarizes information about stock options outstanding at June 30, 2013:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.86-$1.13	279,250	3.3	$0.93	1,750	$1.05
$1.88-$2.56	491,250	1.4	$2.30	351,566	$2.36
$2.88-$3.82	267,500	1.7	$2.96	170,210	$2.97
$6.00	6,250	0.1	$6.00	6,250	$6.00
$14.32-$15.80	19,500	0.5	$15.17	19,500	$15.17
	1,063,750			549,276

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.            Stockholders’ Equity (Continued)

Stock Compensation Expense (Continued)
Non-vested stock option activity for the year ended June 30, 2013, is as follows:

	Non-vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2012	479,803	$1.50
Granted	273,750	$0.52
Vested	(235,079)	$1.51
Forfeited	(4,000)	$1.05
Outstanding at June 30, 2013	514,474	$0.97

Common Stock Restricted Awards
On November 3, 2010, we entered into a four-year distribution agreement (the “Agreement”) with Nanshan for distribution of our Res-Q and MXP products in China and Hong Kong.  As part of the Agreement, we initially granted Nanshan restricted stock equal to one-half percent of the total outstanding common shares of the Company, or 70,117 shares.  The shares were restricted for a minimum period of six months and were released from restriction at the conclusion of the initial six-month period based on Nanshan’s performance in accordance with the Agreement. As the restricted stock had a performance commitment, it was amortized over the shortest period over which the shares may vest, six months.  Accordingly, we recorded $143,000 of stock compensation expense as a component of sales and marketing expenses, which represents the fair value of the award that was earned during the year ended June 30, 2011.  Effective December 25, 2012, the Agreement was terminated.  Under the Agreement, Nanshan could earn grants of restricted common stock of the Company in an amount up to 806,000 shares upon the achievement of certain milestones.  As the distribution agreement has terminated, Nanshan is no longer eligible to earn additional shares of common stock.

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

In March 2013, an officer was granted 50,000 shares of restricted common stock upon hire, vesting in three equal installments on the first, second and third anniversary of the grant date.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.            Stockholders’ Equity (Continued)

Common Stock Restricted Awards (Continued)
The following is a summary of restricted stock activity granted to employees during the years ended June 30, 2013, and 2012:

	2013		2012
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance at June 30	540,000	$1.93	30,000	$2.25
Granted	50,000	$0.91	720,000	$1.89
Vested	(174,997)	$1.95	(10,000)	$2.25
Forfeited	(25,000)	$1.70	(200,000)	$1.80
Outstanding at June 30	390,003	$1.81	540,000	$1.93

In connection with the vesting of the restricted stock awards, the election was made by some of the employees to satisfy the applicable federal income tax withholding obligation by a net share settlement, pursuant to which the Company withheld 59,054 shares and used the deemed proceeds from those shares to pay the income tax withholding.  The net share settlement is deemed to be a repurchase by the Company of its common stock.

As of June 30, 2013, we had $409,000 in total unrecognized compensation expense related to our restricted stock awards, which will be recognized over a weighted average period of approximately one year.

8.            Gain on Sale of Product Lines

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

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.            Gain on Sale of Product Lines (Continued)

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

In connection with the above-described Amendment, the Company and Asahi also entered into an Option Agreement (the “Option Agreement”) and on June 30, 2012, Asahi exercised the option to purchase certain intangible assets related to this product line, including all associated patents and engineering files for $2,000,000.  In connection with the notice of exercise, the Amendment automatically terminated.  Payment of the $2,000,000 was based upon completion of certain provisions of the Option Agreement.  As such, the Company recognized the gain on sale upon completion of those provisions, which occurred in July 2012.  The $2,000,000 payment was received in August 2012.

9.            Concentrations

At June 30, 2013, we had four distributors that individually accounted for 28%, 18%, 10% and 10% of accounts receivable.  At June 30, 2012, we had five distributors that individually accounted for 22%, 13%, 13%, 12% and 10% of accounts receivable.

Revenues from one distributor totaled $3,755,000 or 21%, $6,746,000 or 35% and $7,824,000 or 33% of net revenues during the years ended June 30, 2013, 2012 and 2011, respectively.  For the year ended June 30, 2013, a substantial portion of the distributor’s revenue came from one customer.  Revenues from another distributor totaled $2,299,000 or 13%, $1,870,000 or 10% and $2,229,000 or 10% of net revenues for the years ended June 30, 2013, 2012 and 2011, respectively.  Revenues from two other distributors totaled 11% each for the year ended June 30, 2013.

The following is a summary of product revenues as a percentage of total net revenues for the Company’s principal product lines:

	2013	2012	2011
AXP	41%	39%	34%
BioArchive	20%	21%	28%
Other cord blood	13%	12%	9%
Res-Q/MXP	13%	11%	10%
ThermoLine	3%	4%	6%
CryoSeal	2%	7%	3%

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.            Concentrations (Continued)

We had sales to customers as follows for the years ended June 30:

	2013	2012	2011
United States	$8,011,000	$10,783,000	$13,745,000
China	2,058,000	609,000	778,000
Hong Kong	2,006,000	514,000	584,000
Asia - other	1,855,000	2,887,000	2,335,000
Europe	2,030,000	1,806,000	3,453,000
South America	831,000	1,505,000	1,904,000
Other	1,172,000	919,000	601,000
	$17,963,000	$19,023,000	$23,400,000

The Company has a contract manufacturer in Costa Rica that produces certain disposables.  The Company provides AXP equipment to its distributor in China for use by end-user customers.  The Company’s net equipment is summarized below by geographic area:

	June 30, 2013	June 30, 2012
United States	$1,005,000	$1,269,000
China	678,000	151,000
Costa Rica	403,000	205,000
All other countries	122,000	27,000
Total equipment, net	$2,208,000	$1,652,000

10.            Income Taxes

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate of 34% to income tax expense (benefit) is as follows for the years ended June 30:

	2013	2012	2011
Statutory federal income tax benefit	$(1,049,000)	$(1,695,000)	$(873,000)
Net operating loss with no tax benefit	1,049,000	1,695,000	873,000
Total federal income tax	$--	$--	$--

At June 30, 2013, we had net operating loss carryforwards for federal and state income tax purposes of approximately $83,471,000 and $67,445,000 respectively, that are available to offset future income.  The federal and state loss carryforwards expire in various years between 2014 and 2033.

At June 30, 2013, we have research and experimentation credit carryforwards of approximately $1,285,000 for federal tax purposes that expire in various years between 2014 and 2033, and $1,293,000 for state income tax purposes that do not have an expiration date.

THERMOGENESIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.            Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	June 30, 2013	June 30, 2012
Deferred tax assets:
Net operating loss carryforwards	$31,342,000	$33,661,000
Income tax credits	2,161,000	1,990,000
Other	1,680,000	2,162,000

Total deferred taxes	35,183,000	37,813,000
Valuation allowance	(35,183,000)	(37,813,000)
Net deferred taxes	$--	$--

The valuation allowance decreased by approximately $2,630,000 in 2013 and increased by $43,000 and $455,000 in 2012 and 2011, respectively.  As of June 30, 2013, we have a benefit of approximately $1,852,000 related to stock option deductions, which will be credited to paid-in capital when realized, of which $1,624,000 is included in the valuation allowance.

In preparing the 2013 financial statement disclosures, the Company determined that it had understated deferred tax assets: other and total deferred taxes by $245,000 as of June 30, 2012.  The offset was to the valuation allowance by ($245,000).  Accordingly, the 2012 amounts have been changed for the purposes of the presentation within the table above.  These changes in the disclosed deferred tax assets; other total deferred taxes and the valuation allowance amounts had no effect on the reported net deferred taxes in the consolidated balance sheet and net loss in the consolidated statement of operations for the year ended June 30, 2012.

Because of the “change of ownership” provisions of the Tax Reform Act of 1986, a portion of the Company’s changed federal net operating loss and credit carryovers may be subject to an annual limitation regarding their utilization against taxable income in future periods.

11.            Employee Retirement Plan

We sponsor an Employee Retirement Plan, generally available to all employees, in accordance with Section 401(k) of the Internal Revenue Code.  Employees may elect to contribute up to the Internal Revenue Service annual contribution limit.  Under this Plan, at the discretion of the Board of Directors, we may match a portion of the employees’ contributions.  We made no discretionary or matching contributions to the Plan for the years ended June 30, 2013, 2012 and 2011.

12.            Subsequent Event

On July 15, 2013, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), with TotipotentRX providing for the merger of TotipotentRX into the Company, with the Company surviving.  TotipotentRX is a privately held biomedical technology company specializing in human clinical trials in the field of regenerative medicine and is the exclusive provider of cell-based therapies to the Fortis Healthcare System.

Assuming the merger is consummated, a TotipotentRX stockholder will receive, in exchange for each share of TotipotentRX common stock held by such stockholder immediately before the closing of the Merger, approximately 31.105 shares of Company common stock.  After the merger, the former shareholders of TotipotentRX will own approximately 12,490,800 shares of the Company’s common stock, in the aggregate representing approximately 43% of the Company’s shares of common stock outstanding, excluding shares of common stock subject to options and warrants.

The Merger Agreement was unanimously approved by the boards of directors of both companies.  The contemplated merger is subject to the approval of the Company’s and TotipotentRX’s respective stockholders at stockholders meetings and satisfaction of other closing conditions, including the filing of a registration statement with the SEC.  Further, the combined company will be named Cesca Therapeutics to better reflect the combined products and services of the two companies.  It is anticipated that the merger will close during the fourth quarter of calendar 2013.

The Merger Agreement contains certain termination rights for both the Company, on the one hand, and TotipotentRX, on the other, and further provides that, upon termination of the Merger Agreement under specified circumstances, including, but not limited to, termination due to a failure by one party to recommend approval of the Merger, a party soliciting an acquisition proposal in breach of the Merger Agreement, or a party entering into an agreement with a third party related to an acquisition proposal, that breaching party may be required to pay to the other party a termination fee of $500,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Attestation Report of Independent Registered Public Accounting Firm
None.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect its internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.  We have adopted a Code of Ethics applicable to all employees including our CEO and CFO.  A copy of the Code of Ethics is available at www.thermogenesis.com.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report on Form 10-K.

			Page Number

(a)	(1)	Financial Statements

		Report of Independent Registered Public Accounting Firm	38

		Consolidated Balance Sheets at June 30, 2013 and 2012	39

		Consolidated Statements of Operations for the years ended June 30, 2013, 2012 and 2011	40

		Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2013, 2012 and 2011	41

		Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011	42

		Notes to Consolidated Financial Statements	43

Management’s Report on Internal Control over Financial Reporting is contained as part of this report under Item 9A “Controls and Procedures.”

(a)	(2)	Financial Statement Schedules

		Financial statement schedules have been omitted because they are not required.

(b)		Exhibits

		Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on the next page, which are incorporated herein by this reference.

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference
2.1	Plan of Merger Agreement and Reorganization Agreement between ThermoGenesis Corp. and TotipotentRX, dated July 15, 2013	Incorporated by reference to Form 8-K dated July 16, 2013
3.2	Revised Bylaws of ThermoGenesis Corp.	Incorporated by reference to ThermoGenesis’ Annual Report on Form 10-KSB for the year ended June 30, 1994.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ThermoGenesis Corp.	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on August 26, 2010.
4.1	Form of Stock Grant Agreement; Common Stock Agreement	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on November 5, 2010.
10.1	License Agreement with Pall/Medsep Corporation	Incorporated by reference to Form 8-K dated April 14, 1997.
10.2.1	License and Escrow Agreement between ThermoGenesis Corp. and CBR Systems, Inc., effective June 15, 2010	Incorporated by reference to ThermoGenesis’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
10.2.2	First Amendment to Technology License and Escrow Agreement between ThermoGenesis Corp. and CBR Systems, Inc., effective February 6, 2013	Incorporate by reference to Form 8-K dated February 12, 2013.
10.2.3	Extension Addendum to Escrow Agreement, effective July 26, 2013	Incorporated by reference to Form 8-K dated August 1, 2013.
10.3	Amended 2002 Independent Directors Equity Incentive Plan	Incorporated by reference to Form 8-K dated December 15, 2004.
10.4	Amendment to Amended and Restated International Distribution Agreement with GEHC	Incorporated by reference to Form 8-K dated February 4, 2010.
10.5+	License and Distribution Agreement between ThermoGenesis Corp. and BioParadox effective October 13, 2010	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on October 19, 2010.
10.6	2006 Equity Incentive Plan	Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Annual Meeting of Stockholders held on December 11, 2006, filed with the SEC on October 26, 2006.
10.7	Distribution and License Agreement between ThermoGenesis Corp. and Asahi Kasei Medical Co., Ltd., dated March 28, 2005	Incorporated by reference to ThermoGenesis’ Current Report on Form 8-K filed with the SEC on March 31, 2005.
10.7.1+	Option Agreement between ThermoGenesis Corp and Asahi Kasei Kuraray Medical Co., Ltd.	Incorporated by reference to Form 8-K dated June 16, 2010.
10.8	Amended 1998 Employee Equity Incentive Plan	Incorporated by reference to Exhibit A to ThermoGenesis’ definitive proxy statement for the Special Meeting of Stockholders held on February 2, 1998, filed with the SEC on December 8, 1997.
10.9	Exclusive Distributor Agreement and License with Arthrex, Inc.	Incorporated by reference to Form 8-K dated January 13, 2012 and amended March 28, 2012.
10.10+	Product Purchase and International Distribution Agreement between ThermoGenesis Corp. and Golden Meditech Holdings, Limited	Incorporated by reference to Form 8-K dated August 24, 2012 and amended October 24, 2012.

Exhibit No.	Document Description	Incorporation by Reference
10.11	2012 Independent Director Plan	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed October 23, 2012.
10.12	Form of Lock-up Agreement between ThermoGenesis Corp. and TotipotentRX, dated July 15, 2013	Incorporated by reference to Form 8-K dated July 16, 2013.
10.13	Employment Agreement between ThermoGenesis Corp. and Mitchel Sivilotti dated July 15, 2013	Incorporated by reference to Form 8-K dated July 16, 2013.
10.14	Employment Agreement between ThermoGenesis Corp. and Kenneth Harris dated July 15, 2013	Incorporated by reference to Form 8-K dated July 16, 2013.
10.15	Form of Non-Competition Agreement between ThermoGenesis Corp. and TotipotentRX, dated July 15, 2013	Incorporated by reference to Form 8-K dated July 16, 2013.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index
‡	XBRL information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.
+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

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

BONE MARROW CONCENTRATE (“BMC”): the product of subjecting bone marrow aspirate to the process of centrifugation. The process of centrifugation separates the aspirated cells into concentrated fractions that may then be separately preserved for research or therapeutic purposes.

CRITICAL LIMB ISCHEMIA (“CLI”): A severe obstruction of the arteries that seriously decreases blood flow to the extremities (arms, hands, legs, feet) and has progressed to the point of severe pain and even skin ulcers of sores.

CRYOPRESERVATION:  Maintaining the life of excised tissue or organs by freezing and storing at very low temperatures.

CRYSTALLOID: A substance that can be crystallized.

HEMATOPOIETIC: The formation of blood.

HOMOLOGOUS: Coming from and going back into the same organ system.

IN VITRO: Occurring in an artificial environment outside a living organism.

IN VIVO: Occurring or made to occur within a living organism or natural setting.

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

PERIPHERAL ARTERY DISEASE (“PAD”): A common circulatory problem in which narrowed arteries reduce blood flow to the limbs. Peripheral artery disease that is caused by a buildup of plaques in blood vessels (atherosclerosis) also brings risk of developing CLI.

GLOSSARY OF CERTAIN TECHNICAL TERMS (CONTINUED)

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

ThermoGenesis Corp.

Dated: September 3, 2013	By:/s/	CRAIG W. MOORE
Craig W. Moore, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/	CRAIG W. MOORE	Dated: September 3, 2013
Craig W. Moore, Chairman of the Board

By:/s/	MATTHEW T. PLAVAN	Dated: September 3, 2013
Matthew T. Plavan, Chief Executive Officer and Director (Principal Executive Officer)

By:/s/	DAN T. BESSEY	Dated: September 3, 2013
Dan T. Bessey, Chief Financial Officer (Principal Financial and Accounting Officer)

By: /s/	PATRICK J. MCENANY	Dated: September 3, 2013
Patrick J. McEnany, Director

By: /s/	ROBIN C. STRACEY	Dated: September 3, 2013
Robin C. Stracey, Director