Form 10-K/A
period 2013-06-30
THERMOGENESIS CORP
filed 2013-10-28
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment of this Form 10-K/A.    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
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

As of October 1, 2013, 16,677,909 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended June 30, 2013 of ThermoGenesis Corp. (the “Company,” “we”, “our”) originally filed with the Securities and Exchange Commission (the “SEC”) on September 4, 2013 (the “Original Filing”). This Amendment is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

Other than the items outlined above, there are no changes to the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by us with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing. Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.
i

THERMOGENESIS CORP.
ANNUAL REPORT ON FORM 10-K/A

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

Our bylaws presently provide that the authorized number of directors may be fixed by resolution of the Board from time to time, with a minimum of not less than three (3) directors and a maximum of seven (7) directors. The Board currently has fixed the authorized number of directors at four (4).

Name	Age
Craig W. Moore	69
Patrick J. McEnany	66
Robin C. Stracey	55
Matthew T. Plavan	49

Biographies

Craig W. Moore, Chairman	Director since 2009

Mr. Moore was appointed to the Board of Directors in December 2009 and Chairman in January 2012.  From 2002 to 2013, Mr. Moore served as director of NxStage (NXTM), chairman of their Compensation Committee and a member of their Audit Committee.  From 1986 to 2001, Mr. Moore was Chairman of the Board of Directors and Chief Executive Officer at Everest Healthcare Services Corporation, a provider of dialysis and contract services.  Since 2001, Mr. Moore has acted as a consultant to various companies in the healthcare services industry.  Mr. Moore also spent 13 years with American Hospital Supply/Baxter Healthcare, where he held senior management positions in sales, marketing and business development.  Mr. Moore served as a director of Biologic System Corporation (BLSC) from 1992 thru 2006.  Mr. Moore also serves as a director on several private company boards.  Mr. Moore brings leadership, corporate and healthcare industry experience to our Board. Mr. Moore is one of our independent directors.

Patrick J. McEnany	Director rejoined in 1997

Mr. McEnany rejoined the Board of Directors in 1997. Mr. McEnany is co-founder, Chairman, President and Chief Executive Officer of Catalyst Pharmaceutical Partners, Inc., a specialty pharmaceutical company. Mr. McEnany has served as Catalyst’s Chief Executive Officer and a director since its formation in January 2002. From 1991 to April of 1997, Mr. McEnany was Chairman and President of Royce Laboratories, Inc., a Miami, Florida based manufacturer of generic prescription drugs. From 1997 to 1998, after the merger of Royce Laboratories, Inc., into Watson Pharmaceuticals, Inc., Mr. McEnany served as President of the wholly-owned Royce Laboratories subsidiary and Vice President of Corporate Development for Watson Pharmaceuticals, Inc. From 1993 through 1997, he also served as Vice Chairman and director of the National Association of Pharmaceutical Manufacturers. He currently serves on the Board of Directors for the Jackson Memorial Hospital Foundation and until 2012 for Renal CarePartners, Inc.  Mr. McEnany brings his long-term experience in the healthcare industry, leadership experience and judgment to the Board. Mr. McEnany is one of our independent directors.

Robin C. Stracey	Director since 2011

Mr. Stracey was appointed to the Board of Directors in July 2011. Since June 2013 he has served as Managing Director of Apex Life Science Advisors LLC and since July 2012, Director, President and Chief Executive Officer of Integrated Fluidics, Inc., a privately-held microfluidics company.  From December 2007 to April 2012 he was the President and Chief Executive Officer of Cantimer Incorporated, a privately-held biosensor company. From November 2003 to March 2007, Mr. Stracey was Director, President and Chief Executive Officer of Applied Imaging Corporation, a publicly-traded, computer-aided diagnostics company that is now part of Danaher Corporation. Previously, Mr. Stracey was the Vice President and General Manager of a Chromatography and Mass Spectrometry business unit of Thermo Electron Corporation, now Thermo Fisher Scientific, the world’s largest supplier of laboratory equipment and reagents to life scientists. He also served as a Corporate Vice President at Dade Behring Inc., a leading supplier of clinical diagnostic products that is now part of Siemens Healthcare. Mr. Stracey has a Bachelor of Science degree with honors from the University of Nottingham in the United Kingdom and is a graduate of the Executive Program at the Stanford University Graduate School of Business.  Mr. Stracey brings leadership, corporate and healthcare industry experience to our Board. Mr. Stracey is one of our independent directors.

Matthew T. Plavan	Director since 2012

In January of 2012, Mr. Matthew Plavan was named Chief Executive Officer and a member of the Board of Directors. Prior to being named Chief Executive Officer, he served as Chief Financial Officer and Executive Vice President, Business Development and has also served as interim Chief Executive Officer and Chief Operating Officer. Mr. Plavan joined ThermoGenesis in May 2005 as Chief Financial Officer. Before joining the Company, Mr. Plavan served from 2002 to 2005 as Chief Financial Officer of StrionAir, Inc., an air purification product development and marketing company. Prior to that, Mr. Plavan was the Chief Financial Officer for a wireless device management company, Reason Inc., from 2000 to 2002. During the preceding seven years, 1993 through 2000, Mr. Plavan served in a number of key financial and operating leadership roles within McKesson and McKesson-acquired companies, including most recently, Vice President of Finance for a $300 million ehealth division. Prior to that, Mr. Plavan was an audit manager in the Audit and Risk Advisory Services group of Ernst & Young LLP. Mr. Plavan became a Certified Public Accountant in 1992. Mr. Plavan earned his bachelor’s degree in business economics from the University of California at Santa Barbara. Mr. Plavan brings his leadership and deep knowledge of the Company’s business to our Board

EXECUTIVE OFFICERS

Set forth below is information about the executive officers of the Company:

Name	Position	Age
Mr. Matthew Plavan	Chief Executive Officer; previously Chief Financial Officer until March 27, 2013	49

Mr. Dan Bessey	Chief Financial Officer, appointed on March 27, 2013	48

Mr. Hal Baker	VP, Commercial Operations & Marketing	64

Mr. Kevin Cooksy	VP, Corporate Development, Scientific & Regulatory Affairs until September 24, 2012, then VP Corporate Development & Scientific Affairs	51

Mr. Ken Pappa	VP, Manufacturing, Engineering & Quality until October 1, 2012, then VP Manufacturing & Engineering until February 4, 2013, then VP of Manufacturing, Engineering and IT	52

Executive officers serve at the pleasure of the Board. There are no family relationships between any of the directors, executive officers or key employees.

Biographies

The biography for Mr. Plavan can be found under Directors.

Mr. Dan T. Bessey joined ThermoGenesis in March 2013 as Chief Financial Officer.  Mr. Bessey previously served from 2008 to 2012 as Vice President and Chief Financial Officer of SureWest Communications (SURW), a telecommunications company.  Mr. Bessey was with SureWest Communications since 1995 and served in a number of key financial leadership roles including Vice President of Finance, Controller and Director of Corporate Finance.  Prior to joining SureWest Communications, Mr. Bessey was with Ernst & Young, LLP.  Mr. Bessey is a Certified Public Accountant and has a B.S. degree in Business Administration with a concentration in Accountancy from California State University – Sacramento, where he graduated Magna Cum Laude.

Mr. Harold (Hal) Baker joined ThermoGenesis in August 2009 as Vice President of Sales, was appointed Vice President of Commercial Operations in November 2009 and Vice President of Commercial Operations and Marketing in January 2012.  From 2006 to 2009, Mr. Baker was Vice President, Global Sales for Hygenic Corporation.  He was at Pall Corporation serving as Senior Vice President, Global Marketing from 2004 to 2005 and Senior Vice President, US Commercial Operations from 2001 to 2004.  Mr. Baker has a BA in Political Science from Miami University (Oxford, Ohio) and a MA in Political Science from Kent State University.

Mr. Kevin Cooksy joined ThermoGenesis in August of 2011 as Vice President, Business Development and in January 2012 assumed the role of Vice President of Corporate Development, Scientific and Regulatory Affairs.  In September 2012, he transitioned to Vice President Corporate Development and Scientific Affairs.  Prior to joining ThermoGenesis, from 2007 to 2010 Mr. Cooksy was Vice President, Business Development for Perlegen Sciences. From 2005 to 2007 Mr. Cooksy held management positions in Corporate Development and Global Marketing for Agilent Technologies. Previously, Mr. Cooksy held leadership roles in New Business Opportunities at Nektar (Inhale) Therapeutics and Corporate Development at J&W Scientific. Mr. Cooksy obtained a BS in Chemistry from Northern Illinois University, DipSc in Translational Research from University of Edinburgh School of Medicine, an MBA from Lake Forest College, and a Juris Doctor from the McGeorge School of Law at the University of the Pacific.

Mr. Ken Pappa joined ThermoGenesis in April 2006 as Director of Finance and has held the following positions: Senior Director of Finance, Senior Director of Internal Operations, Vice President of Manufacturing and Vice President of Manufacturing and Engineering.  In January 2012, he assumed the role of Vice President of Manufacturing, Engineering and Quality.  In October 2012 he transitioned to Vice President of Manufacturing and Engineering and in February 2013 he transitioned to VP of Manufacturing, Engineering and IT.  Prior to joining ThermoGenesis, Mr. Pappa held various positions with Hewlett Packard–Agilent Technologies including Manufacturing Controller and Senior Operations Manager.  Mr. Pappa has a BS in Business Administration-Accounting and a MBA from San Jose State University.  Mr. Pappa became a Certified Public Accountant in 1988.

CORPORATE GOVERNANCE

General

Our Board of Directors believes that good corporate governance is important to ensure that ThermoGenesis is managed for the long-term benefit of our stockholders.  This section describes key corporate governance guidelines and practices that we have adopted.  Complete copies of our corporate governance guidelines, committee charters and code of ethical conduct described below are available under the investor information section of our website at www.thermogenesis.com.

Board Operating and Governance Guidelines
Our Board of Directors has adopted a number of operating and governance guidelines, including the following:

-	Majority of the members of the Board should be independent directors;
-	Formalization of the ability of each committee to retain independent advisors;
-	Performance of an annual assessment of the Board’s performance by the Governance and Nominating Committee;
-	Directors will have open access to the Company’s management; and
-	Independent directors may meet in executive session prior to or after each regularly scheduled Board meeting without management present.

Board Leadership Structure

Craig Moore, an independent director, serves as our Chairman of the Board.  The Board has had the same individual serve as Chief Executive Officer and Board chairman in the past, but does not believe that structure to be the most desirable structure for the Company at this time. The Board views independent oversight of management as an important component of an effective board of directors and believes that a separated Chief Executive Officer and Chairman structure provides the Board with the greatest diversity of ideas and experience.  The Chairman of the Board is responsible for coordinating the Board’s activities, including the scheduling of meetings of the full Board, scheduling executive sessions of the non-employee directors and setting relevant items on the agenda (in consultation with the Chief Executive Officer as necessary or appropriate).  The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company.

Risk Oversight

The Board has an active role, as a whole and also at the committee level, in overseeing risk management.  The Board regularly reviews information regarding the Company’s liquidity and operations, as well as the risks associated with each.  The Company’s Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements.  The Audit Committee oversees management of risks relating to financial reporting, internal controls and compliance with legal and regulatory requirements.  The Governance and Nominating Committee oversees the management of risks associated with corporate governance, the independence of the Board of Directors and potential conflicts of interest.  While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

Governance and Nominating Committee

The Governance and Nominating Committee was formed to address general governance and policy oversight; succession planning; to identify qualified individuals to become prospective Board members and make recommendations regarding nominations for the Board of Directors; to advise the Board with respect to appropriate composition of Board committees; to advise the Board about and develop and recommend to the Board appropriate corporate governance documents and assist the Board in implementing guidelines; to oversee the annual evaluation of the Board and the Company’s Chief Executive Officer, and to perform such other functions as the Board may assign to the committee from time to time. The Governance and Nominating Committee has a Charter which is available on the Company’s website at www.thermogenesis.com.  The Governance and Nominating Committee consists of three independent directors: Mr. McEnany (Governance and Nominating Committee Chairman) and Mr. Moore and Mr. Stracey.

Audit Committee

The Audit Committee of the Board of Directors makes recommendations regarding the retention of the independent registered public accounting firm, reviews the scope of the annual audit undertaken by our independent registered public accounting firm and the progress and results of their work, reviews our financial statements, and oversees the internal controls over financial reporting and corporate programs to ensure compliance with applicable laws. The Audit Committee reviews the services performed by the independent registered public accounting firm and determines whether they are compatible with maintaining the registered public accounting firm's independence. The Audit Committee has a Charter, which is reviewed annually and as may be required due to changes in industry accounting practices or the promulgation of new rules or guidance documents. The Audit Committee Charter is available on the Company’s website at www.thermogenesis.com. The Audit Committee consists of three independent directors as determined by NASD listing standards: Mr. Moore (Audit Committee Chairman), Mr. Stracey and Mr. McEnany. Mr. Moore and Mr. McEnany are qualified as Audit Committee Financial Experts as defined in Regulation S-K Item 407(d)(5)(ii).

Compensation Committee

The Compensation Committee of the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our Chief Executive Officer and Chief Financial Officer, administers the Company’s stock option plans and other benefit plans, and considers other matters as may, from time to time, be referred to them by the Board of Directors.  The Compensation Committee has a charter which is available on the Company’s website at www.thermogenesis.com.  The Compensation Committee consists of three independent directors: Mr. Stracey (Compensation Committee Chairman), Mr. Moore and Mr. McEnany.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee served at any time as an officer or employee of ours. In addition, none of our executive officers serves as a member of the compensation committee of any entity that has one or more executive officers serving as a member of our Compensation Committee.

Board and Committee Meetings and Attendance

In fiscal 2013, the Board of Directors met twenty (20) times, the Audit Committee met five (5) times and the Governance and Nominating Committee met two (2) times.  Each director attended at least 75% of the meetings of the Board of Directors held while serving as a director.  Each director attended all of the meetings of the committees upon which he served.  All Directors nominated at the 2012 annual meeting of stockholders attended.The Board encourages but does not require Directors to attend the Annual Meeting of Stockholders.

Stockholders may send communications to the Board by mail to the Chairman of the Board, ThermoGenesis Corp., 2711 Citrus Road, Rancho Cordova, California 95742.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities and Exchange Commission, directors and officers of the Company and persons who own more than 10% of the Company's common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, except for Mr. Stracey and Mr. Moore who were three days late filing a Form 4 due to administrative oversight.

Code of Ethics

We have adopted a code of ethics that applies to all employees including our Chief Executive Officer/Chief Financial Officer, Controller or any person performing similar functions. A copy of our code of ethics can be found on our website at www.thermogenesis.com. The Company will report any amendment or wavier to the code of ethics on our website within five (5) days.  Stockholders may obtain a copy of our code of ethics without charge by requesting a copy by mail addressed to Secretary, ThermoGenesis Corp., 2711 Citrus Rd., Rancho Cordova, CA. 95742.

ITEM 11.	EXECUTIVE COMPENSATION.

This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes, but may also describe other arrangements and actions taken since the end of fiscal 2013 to the extent such discussion enhances the understanding of our executive compensation for fiscal 2013. The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2013, as well as the other individuals included in the Summary Compensation Table, are referred to as the “named executive officers” or “NEOs”.

Overview of Compensation Committee Role and Responsibilities

The Compensation Committee of the Board of Directors oversees our compensation plans and policies, reviews and approves all decisions concerning the Chief Executive Officer and Chief Financial Officer’s compensation, which may further be approved by the Board, and administers our stock option and equity plans, including reviewing and approving stock option grants and equity awards under the plans. The Compensation Committee’s membership is determined by the Board and is composed entirely of independent directors.

Management plays a role in the compensation-setting process. The most significant aspects of management’s role are to evaluate employee performance and recommend salary levels and equity compensation awards. Our Chief Executive Officer often makes recommendations to the Compensation Committee and the Board concerning compensation for other executive officers. Our Chief Executive Officer is a member of the Board but does not participate in Board decisions regarding any aspect of his own compensation.  The Compensation Committee can retain independent advisors or consultants and has done so in the past.

Compensation Committee Process

The Compensation Committee reviews executive compensation upon the signing of an employment agreement, an increase in responsibilities or other factors. With respect to equity compensation awarded to other employees, the Compensation Committee or the Board grants stock options, often after receiving a recommendation from our Chief Executive Officer. The Compensation Committee also evaluates proposals for incentive and performance equity awards, and other compensation.

Compensation Philosophy

The Compensation Committee emphasizes the important link between the Company’s performance, which ultimately affects stockholder value, and the compensation of its executives. Therefore, the primary goal of the Company’s executive compensation policy is to align the interests of the executive officers with the interests of the stockholders. In order to achieve this goal, the Company attempts to, (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to the long‑term success of the Company and reward them for their efforts in ensuring the success of the Company, (ii) align the Company's compensation programs with the Company's long-term business strategies and objectives, and (iii) provide variable compensation opportunities that are directly linked to the Company's performance and stockholder value, including an equity stake in the Company.  Our named executive officers’ compensation utilizes two primary components - base salary and long-term equity compensation - to achieve these goals.  There have been no bonus plan pay-outs as we have not yet achieved profitability, a prerequisite for pay-out per our historical bonus plans.  Additionally, the Compensation Committee may award discretionary bonuses to certain executives based on the individual’s contribution to the achievement of the Company’s strategic objectives.

Setting Executive Compensation

We set executive base compensation at a level we believe enables us to hire and retain individuals in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We also take into account the compensation that is paid by companies that we believe to be our competitors and by other companies with which we believe we generally compete for executives.

In establishing compensation packages for executive officers, numerous factors are considered, including the particular executive’s experience, expertise and performance, our company’s overall performance and compensation packages available in the marketplace for similar positions.  In arriving at amounts for each component of compensation, our Compensation Committee strives to strike an appropriate balance between base compensation and incentive compensation.  The Compensation Committee also endeavors to properly allocate between cash and non-cash compensation and between annual and long-term compensation.  As of June 30, 2013 the Company has an employment agreement with Mr. Plavan, our Chief Executive Officer. Additionally, as of October 25, 2013 the compensation committee approved a new employment agreement for Mr. Plavan and an employment agreement for our CFO, Mr. Bessey. The Company will file a Form 8-K describing the material terms of Messrs. Plavan's and Bessey's employment agreements within the time prescribed under SEC rules. Except for the CEO and CFO, the Company does not generally enter into employment agreements.

Base Salary

The Company provides executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Subject to the provisions contained in employment agreements with executive officers concerning base salary amounts, base salaries of the executive officers are established based upon compensation data of comparable companies in our market, the executive’s job responsibilities, level of experience, individual performance and contribution to the business. We believe it is important for the Company to provide adequate fixed compensation to highly qualified executives in our competitive industry. In making base salary decisions, the Compensation Committee uses its discretion and judgment based upon personal knowledge of industry practice but does not apply any specific formula to determine the base salaries for the executive officers.

Chief Executive Officer, and former Chief Financial Officer.  In May 2008, at the conclusion of the existing employment agreement, the Company entered into an employment agreement with Mr. Plavan whereby Mr. Plavan agreed to continue to serve as Chief Financial Officer. The agreement provided for a base salary rate of at least $275,000 per year, subject to annual increases as may be determined. Effective August 1, 2009, the Compensation Committee increased Mr. Plavan’s annual salary to $300,000 in recognition of his demonstrated leadership, tenure and additional duties.  Effective June 1, 2011, at the conclusion of the existing employment agreement, the Company entered into an employment agreement with Mr. Plavan for the term of three years. The agreement provides for a base salary rate of $315,000.

Chief Financial Officer.  In March 2013, Mr. Bessey joined the Company as Chief Financial Officer with an annual base salary of $250,000.

Vice President, Commercial Operations and Marketing.  In August 2009, Mr. Baker joined the Company as Vice President of Sales with an annual base salary of $250,000. Effective June 30, 2011, the Compensation Committee adjusted Mr. Baker’s salary to $262,500 due to his performance and industry expertise and experience.

Vice President Corporate Development and Scientific Affairs.  In August 2011, Mr. Cooksy joined the Company as Vice President of Business Development with an annual base salary of $200,000.  In January 2012, he was appointed Vice President Corporate Development, Regulatory and Scientific Affairs and his salary was increased to $240,000.

Vice President of Manufacturing, Engineering and IT.  In December 2009, Mr. Pappa was appointed Vice President of Manufacturing and his annual salary was increased to $215,000. In September 2011 he was appointed Vice President of Manufacturing and Engineering and his salary was adjusted to $245,000.  In February 2013, he transitioned into Vice President of Manufacturing, Engineering and IT.

401(k) Plan

The Company maintains a retirement savings plan, or 401(k) Plan, for the benefit of our executives and employees. Our 401(k) Plan is intended to qualify as a defined contribution arrangement under the Internal Revenue Code (Code). Participants may elect to defer a percentage of their eligible pretax earnings each year or contribute a fixed amount per pay period up to the maximum contribution permitted by the Code. All participants’ plan accounts are 100% vested at all times. All assets of our 401(k) plan are currently invested, subject to participant-directed elections, in a variety of mutual funds chosen from time to time by the Plan Administrator. Distribution of a participant’s vested interest generally occurs upon termination of employment, including by reason of retirement, death or disability. Historically, we have not made matching contributions to the 401(k) Plan.

Perquisites and Other Personal Benefits

The Company’s executive officers participate in the Company’s medical, dental and disability insurance benefit plans on the same terms as other employees. The Company provides the NEOs and certain key employees with life insurance benefits at two times their annual salary, up to $500,000. Relocation benefits also are reimbursed and are individually negotiated when they occur. The Company reimburses each executive officer for all reasonable business and other expenses incurred by them in connection with the performance of their duties and obligations. The Company does not provide named executive officers with any significant perquisites or other personal benefits.

Accounting and Tax Considerations

Section 162(m) of the Code limits the Company to a deduction for federal income tax purposes of up to $1 million of compensation paid to certain named executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation.” To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals and due to the Company’s substantial net operating loss carry forwards, the Compensation Committee has not adopted a policy requiring all compensation to be deductible. The Compensation Committee intends to continue to evaluate the effects of the compensation limits of Section 162(m) and to grant compensation awards in the future in a manner consistent with the best interests of the Company and its stockholders.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following table sets forth certain information regarding the compensation paid to our named executive officers for all of the services they rendered to the Company.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Matthew Plavan	2013	315,000	--		--	88,000	--		403,000
Chief Executive Officer (2)	2012	315,000	--		149,000	--	--		464,000
2011		301,000	89,000	(3)	68,000	92,000	--		550,000
Dan Bessey	2013	61,000	--		46,000	22,000	--		129,000
Chief Financial Officer(4)
Hal Baker	2013	263,000	99,000	(5)	--	--	8,000	(6)	370,000
V.P., Commercial Operations	2012	262,000	85,000	(5)	99,000	--	9,000	(6)	455,000
& Marketing	2011	250,000	178,000	(7)	--	69,000	8,000	(6)	505,000
Kevin Cooksy	2013	240,000	--		--	--	--		240,000
V.P., Corporate Development & Scientific Affairs	2012	193,000	4,000	(8)	82,000	--	--		279,000
Ken Pappa	2013	245,000	25,000	(9)	--	--	--		270,000
V.P., Engineering	2012	239,000	--		99,000	--	--		338,000
& Manufacturing	2011	215,000	--		--	35,000	--		250,000

(1)	The amounts reported are the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board’s Codification topic 718. See Note 1 of notes to Financial Statements set forth in our Annual Report on Form 10-K for fiscal 2013 for the assumptions used in determining such amounts.
(2)	Mr. Plavan was appointed Chief Executive Officer in January 2012 and from 2005 until Mr. Bessey’s appointment also served as Chief Financial Officer.
(3)	Represents a retention bonus of $50,000 and a gross-up for taxes of $39,000.
(4)	Mr. Bessey was hired as Chief Financial Officer on March 28, 2013.
(5)	Represents commission payments as Vice President in charge of sales.
(6)	Includes $8,000 in payments for an auto allowance.
(7)	Represents $89,000 commission payments as Vice President of Commercial Operations and $50,000 as a retention bonus with a gross-up for taxes of $39,000.
(8)	Represents a referral bonus.
(9)	Represents a bonus for the completion of the sale of the CryoSeal product line.

Grants of Plan-Based Awards for 2013

The following table provides information relating to stock and options awarded during the fiscal year ended June 30, 2013.

Name	Grant Date	Date of Meeting	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards ($)
Matthew Plavan	7/30/12	7/30/12	--		162,500	(1)	0.925	88,000
Dan Bessey	3/27/13	3/26/13	50,000	(2)	--		--	46,000
3/27/13		3/26/13	--		50,000	(3)	0.91	22,000

(1)	The option vests in three equal installments on July 29, 2013, 2014 and 2015.
(2)	The restricted stock award shown vests in three equal installments on March 27, 2014, 2015 and 2016.
(3)	The option award vests in three equal installments on March 27, 2014, 2015 and 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding option and stock awards held by the named executive officers as of June 30, 2013. The awards granted in fiscal 2013 are also disclosed in the Grants of Plan-Based Awards Table. The grant date fair value of the awards granted in fiscal 2013, 2012 and 2011 is disclosed in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Matthew Plavan	25,000	--		2.54	7/30/13
	37,500	12,500	(1)	2.32	6/10/15
	25,000	25,000	(2)	2.88	2/15/16
	--	162,500	(3)	0.93	7/29/16
						10,000	(4)	14,000
						50,000	(5)	68,000
Dan Bessey	--	50,000	(6)	0.91	3/26/17
						50,000	(6)	68,000
Hal Baker	25,000	--		2.88	8/10/13
	28,125	9,375	(1)	2.32	6/10/15
	18,750	18,750		2.88	2/15/16
						33,333	(5)	45,000
Kevin Cooksy						33,333	(5)	45,000
Ken Pappa	18,750	--		2.54	7/30/13
	17,500	--		2.28	2/8/14
	14,064	4,686	(1)	2.32	6/10/15
	9,375	9,375	(2)	2.88	2/15/16
						33,333	(5)	45,000

(1)	Vests on June 10, 2014.
(2)	One-half vests on February 15, 2014 and 2015.
(3)	One-third vests on July 29, 2014, 2015 and 2016.
(4)	Vests on June 1, 2014.
(5)	One-half vests on July 29, 2013 and 2014.
(6)	One-third vests on March 26, 2014, 2015 and 2016.

Stock Vested

	Stock Awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)
M. Plavan	35,000	$34,000
H. Baker	16,667	$15,000
K. Cooksy	16,667	$16,000
K. Pappa	16,667	$15,000

Potential Payments upon Termination or Change in Control

Our named executive officers have certain change of control rights under employment agreements or current company policy.  The Compensation Committee considers these policies to provide the named executive officers with the ability to make appropriate, informed decisions on strategy and direction of the Company that may adversely impact their particular positions, but nevertheless are appropriate for the Company and its stockholders. Our Compensation Committee believes that companies should provide reasonable severance benefits to employees, recognizing that it may be difficult for them to find comparable employment within a short period of time and that severance arrangements may be necessary to attract highly qualified officers in a competitive hiring environment.

The following table describes the potential payments upon a hypothetical termination without cause or due to a change in control of the Company on June 30, 2013 for the NEO’s. The actual amounts that may be paid upon an executive’s termination of employment can only be determined at the actual time of such termination.

	Termination Without Cause				Termination following a Change of Control(1)(2)(3)
Name	Salary		Health Benefits	Total	Salary	Total
M. Plavan	$315,000	(4)	--	$315,000	$473,000	$473,000
D. Bessey	--		$12,000	$12,000	$250,000	$250,000
H. Baker	$132,000	(1)	$14,000	$146,000	$263,000	$263,000
K. Cooksy	$120,000	(1)	$1,000	$121,000	$240,000	$240,000
K. Pappa	$123,000	(1)	$13,000	$136,000	$245,000	$245,000

(1)	Payable in a lump-sum payment.
(2)	This table does not include an estimate for the acceleration of vesting of stock options upon a change in control as this benefit is available to all employees with outstanding stock options as provided in the Equity Plans at the discretion of the Plan Administrator.
(3)	The CEO’s prior Employment Agreement provided for a one-time payment equal to twelve months base salary in the event there is a Change of Control and the CEO continues to work in his current position with no significant changes. However, under the employment agreement approved on October 25, 2013 the CEO will only receive a payment if terminated upon a change of control as defined below.
(4)	Payable in biweekly installments for one year.

Under the Company’s Executive Change of Control Policy, “change of control” means an event involving one transaction or a related series of transactions in which one of the following occurs:

a)	the Company issues securities equal to 50% or more of the Company’s issued and outstanding voting securities, determined as a single class;
b)	the Company issues securities equal to 50% or more of the issued and outstanding common stock of the Company in connection with a merger, consolidation or other business combination;
c)	the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving company; or
d)	all or substantially all of the Company’s assets are sold or transferred.

Under the employment agreement of Mr. Plavan “cause” is defined as:

a)	willful or habitual breach of Executive’s duties;
b)	fraud, dishonesty, deliberate injury or intentional material misrepresentation by Executive to the Company or any others;
c)	embezzlement, theft or conversion by Executive;
d)	unauthorized disclosure or other use of the Company’s trade secrets, customer lists or confidential information;
e)	habitual misuse of alcohol or any non-prescribed drug or intoxicant;
f)	willful misconduct that causes material harm to the Company;

g)	willful violation of any other standards of conduct as set forth in Company’s employee manual and policies;
h)	conviction of or plea of guilty or nolo contendere to a felony or misdemeanor involving moral turpitude;
i)	continuing failure to communicate and fully disclose material information to the Board of Directors, the failure of which would adversely impact the Company or may result in a violation of state or federal law, including securities laws; or
j)	debarment by any federal agency that would limit or prohibit Executive from serving in his capacity for the Company under this Agreement.

Under the employment agreements for Mr. Plavan and Mr. Bessey approved October 25, 2013, “change of control” is defined as:  an event involving one transaction or a related series of transactions in which one of the following occurs:

(a)	The Company issues securities equal to fifty percent 50% or more of the Company’s issued and outstanding voting securities, determined as a single class, to any individual, firm, partnership or other entity, including a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934;
(b)	The Company issues securities equal to fifty percent 50% or more of the issued and outstanding common stock of the Company in connection with a merger, consolidation or other business combination;
(c)	The Company is acquired in a merger or other business combination transaction in which the Company is not the surviving company; or
(d)	all or substantially all of the Company’s assets are sold or transferred to a third party.

Long-term Equity Compensation

The Compensation Committee provides the Company’s executive officers with long-term equity compensation in the form of stock option grants or restricted stock grants under the Company’s 2006 Equity Incentive Plan (the “Equity Plan”). The ability to provide equity incentives, through the granting of stock options and other equity-based compensation, gives the Compensation Committee the ability to create a combination of cash and stock-based incentive compensation programs to promote high performance and achievement of corporate goals by executives and employees. The Compensation Committee believes that stock based compensation provides the Company’s executive officers with the opportunity to maintain an equity interest in the Company and to share in the appreciation of the value of the Company’s common stock, thereby motivating the executive to maximize long-term stockholder value. It is the Company's practice to grant options or restricted stock from time to time to executive officers at the fair market value of the Company’s common stock on the date of grant. The option grants also place what can be a significant element of compensation at risk, because stock options have value for the executive only if the market price of the Company’s stock increases above the fair market value on the grant date and the executive remains in the Company’s employ for the period required for the shares to vest. The Compensation Committee considers each grant subjectively, considering factors such as the individual performance of the executive officer, the anticipated contribution of the executive officer to the attainment of the Company’s long-term strategic performance goals and the need to retain key employees. The number of stock options or restricted stock shares granted to other executives in prior years and the total number of shares available for issuance under the Equity Plans are also taken into consideration.

Stock options typically have been granted to executive officers when the executive first joins the Company, in connection with a significant change in responsibilities, in response to changes in industry practices and, occasionally, to achieve equity within a peer group. The Compensation Committee may, however, grant additional stock options to executives and employees for other reasons. Awards of equity-based compensation are not routinely made but may occur throughout the year. Stock options granted to the named executive officers have vesting schedules ranging from three to four years. Generally, we do not time the granting of our options or awards with any favorable or unfavorable news released by the Company, except that on occasion, the Compensation Committee times the grant to occur after information concerning the Company is publicly released.

Although the Company has historically only issued stock options and restricted shares, it may in the future grant stock appreciation rights, or other equity-based compensation as permitted in the Equity Plans and as determined appropriate by the Compensation Committee.

Bonuses

The bonus component of executive compensation is designed to reflect the Compensation Committee’s belief that a portion of the compensation of each executive officer should be contingent upon the performance of the Company, as well as the individual contribution of each executive officer. The bonus is intended to motivate and reward executive officers by allowing the executive officers to directly benefit from the success of the Company.  However, we have from time to time paid signing, retention, referral or other bonuses to particular executive officers. Our executive employment contract and policy provide generally for a discretionary bonus of up to 35% of the executive’s base salary, which is to be determined by the Compensation Committee based on individual performance criteria and Company achievement of profitability during the year.

As Vice President of Commercial Operations & Marketing, Mr. Baker is eligible for a sales commission program in which approximately 35% of his base salary has been established as the commission pool, paid out based upon performance to quarterly goals.  Historically, the V.P. of sales has achieved approximately 30 - 36% of his annual commission pool.

Risk Assessment

We do not believe that risks arising from our compensation policies and practices are reasonably likely to have a material adverse effect on the Company.  We believe our approach to goal setting and evaluation of performance results assist in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives.  We believe we have allocated our compensation among base salary and short-and long-term compensation opportunities in such a way as to not encourage risk-taking.  The multi-year vesting of our equity awards are intended to properly account for the time horizon of risk.  Our insider trading policy prohibits short selling of our Company’s stock or the purchase or sale of puts or calls for speculative purposes.

COMPENSATION OF DIRECTORS

All of our non-employee directors earned director compensation in fiscal 2013 in the form of retainers and meeting fees as set forth in the following table.

Fee	Amount
Annual non-executive chairman of the board retainer	$20,000
Quarterly director retainer	$6,000
Annual retainer for chairman of a committee	$5,000
Fee for each board meeting attended	$1,500
Fee for each committee meeting attended	$1,000

In addition, we reimburse our directors for their reasonable expenses incurred in attending meetings of the Board and its committees.

On the first business day of the fiscal year, each of our non-employee directors who have served for one full year automatically receives a nonqualified stock option grant of 15,000 shares.  Upon the initial election of any new non-employee director, the director receives a nonqualified stock option grant of 25,000 shares. In both instances, the exercise price is equal to the closing price of the common stock on the date of grant.  The options have a four year life, vest over three years and continue to vest, even after a director’s service has terminated.

Director Compensation Table

The following table sets forth the compensation received by each of the Company’s non-employee Directors. Each non-employee director is considered independent under NASD listing standards.  Their compensation is described in the Summary Compensation Table below.  Mr. Plavan, the Chief Executive Officer of the Company was a member of the Board of Directors in fiscal 2013 and received no additional compensation for serving on the Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Option Awards(1)(3) ($)		Total ($)
Mr. Craig W. Moore	66,000	14,000	8,000	(4)	88,000
Mr. David W. Carter resigned effective May 21, 2013	46,000	--	8,000	(4)	54,000
Mr. Patrick J. McEnany	54,000	--	8,000	(4)	62,000
Mr. Robin C. Stracey	33,000	19,000	--		52,000

(1)	The amounts reported are the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board’s Codification topic 718. See Note 1 of notes to Financial Statements set forth in our Annual Report on Form 10-K for fiscal 2013 for the assumptions used in determining such amounts for option awards.
(2)	Prior to the beginning of the calendar year Mr. Moore and Mr. Stracey elected to receive common stock in lieu of cash for a portion of their Board of Director fees, which fees are paid in quarterly installments.
(3)	The following table sets forth the aggregate number of option awards held by each non-employee director as of June 30, 2013:

Name	Aggregate Number of Option Awards
Mr. Craig W. Moore	61,250
Mr. David W. Carter	61,250
Mr. Patrick J. McEnany	94,000
Mr. Robin C. Stracey	25,000

(4)	$8,000 reflects the grant date fair value of the annual option awarded to existing directors who have served for one full year at the time of grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table provides information for all of the Company’s equity compensation plans and individual compensation arrangements in effect as of June 30, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1)) (c)
Equity compensation plans approved by security holders	1,453,753	$2.36	1,404,125
Equity compensation plans not approved by security holders	--		--
Total	1,453,753		1,404,125

(1)	Under the Company’s 2006 Equity Incentive Plan, the number of shares of common stock equal to six percent (6%) of the number of outstanding shares of the Company are authorized to be used. Under this provision, the number of shares available to grant for awards will increase at the beginning of each fiscal year if options were granted or additional shares of common stock were issued in the preceding fiscal year.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF THERMOGENESIS

The Company has only one class of stock outstanding, common stock. The following table sets forth certain information as of September 30, 2013 with respect to the beneficial ownership of our common stock for (i) each director, (ii) each Named Executive Officer (NEO), (iii) all of our directors and officers as a group, and (iv) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of September 30, 2013 there were 16,677,909 shares of common stock outstanding.

Unless otherwise indicated, the address for each listed stockholder is: ThermoGenesis Corp., 2711 Citrus Road, Rancho Cordova, California 95742. To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Craig Moore	103,740	(2)	*
Patrick McEnany	105,207	(3)	*
Robin Stracey	55,757	(4)	*
Matthew Plavan	177,152	(5)	*
Dan Bessey	--		--
Harold (Hal) Baker	69,575	(6)	*
Kevin Cooksy	22,318		*
Ken Pappa	78,856	(7)	*
Officers & Directors as a Group (8 persons)	612,605		3.6%

*    Less than 1%.

(1)	“Beneficial Ownership” is defined pursuant to Rule 13d-3 of the Exchange Act, and generally means any person who directly or indirectly has or shares voting or investment power with respect to a security. A person shall be deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of the security within 60 days, including, but not limited to, any right to acquire the security through the exercise of any option or warrant or through the conversion of a security. Any securities not outstanding that are subject to options or warrants shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by that person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Some of the information with respect to beneficial ownership has been furnished to us by each director or officer, as the case may be.

(2)	Includes 42,490 shares of common stock and 61,250 shares of common stock issuable upon the exercise of options.
(3)	Includes 26,832 shares of common stock and 78,167 shares of common stock issuable upon the exercise of options. Also includes 208 shares of common stock owned by McEnany Holding, Inc. Mr. McEnany is the sole shareholder of McEnany Holding, Inc.
(4)	Includes 24,090 shares of common stock and 31,667 shares of common stock issuable upon the exercise of options.
(5)	Includes 60,485 shares of common stock and 116,667 shares of common stock issuable upon the exercise of options.
(6)	Includes 22,700 shares of common stock and 46,875 shares of common stock issuable upon the exercise of options.
(7)	Includes 37,917 shares of common stock and 40,939 shares of common stock issuable upon the exercise of options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the fiscal years ended June 30, 2013 and 2012, there were no related party transactions reportable under Item 404 of Regulation S-K.

As disclosed in the “Directors” section under Item 10 above, Messrs. Moore, Stracey and McEnany are deemed independent under the rules NASD listing standard.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, for each of the last two fiscal years.

Fee Category	Fiscal 2013	Fiscal 2012
Audit Fees(1)	$410,000	$341,000
Audit-Related Fees(2)	94,000	--
Tax Fees(3)	21,000	19,000
All Other Fees(4)	--	--
Total Fees	$525,000	$360,000

(1)	The audit fees for fiscal 2013 and fiscal 2012 consisted of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Includes fees billed for due diligence services regarding the proposed merger with TotipotentRX. There were no fees for audit-related services by Ernst & Young LLP for the fiscal year ended June 30, 2012.
(3)	Tax fees consist of fees for tax compliance, which relate to the preparation of federal and state tax returns.
(4)	All other fees consist of fees for other permissible work performed by Ernst & Young LLP that does not meet with the above category descriptions. There were no fees for other services by Ernst & Young LLP for the fiscal years ended June 30, 2013 and 2012.

The Audit Committee pre-approves all audit and non-audit services to be, and has approved all of the foregoing audit and non-audit services, performed by the independent registered public accounting firm in accordance with the Audit Committee Charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

Exhibit No.	Document Description
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment number 1 to report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Corp.

Dated: October 25, 2013	By:/s/	Dan T. Bessey
Chief Financial Officer