Form 10-Q
period 2013-09-30
THERMOGENESIS CORP
filed 2013-11-14
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900
ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2013
Common stock, $.001 par value	16,677,909

ThermoGenesis Corp.

i

Index
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Corp.
Condensed Balance Sheets (Unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,306,000	$6,884,000
Accounts receivable, net of allowance for doubtful accounts of $24,000 ($47,000 at June 30, 2013)	4,209,000	4,898,000
Inventories	4,413,000	4,259,000
Prepaid expenses and other current assets	319,000	232,000
Total current assets	14,247,000	16,273,000

Equipment at cost, less accumulated depreciation of $3,425,000 ($3,277,000 at June 30, 2013)	2,189,000	2,208,000
Other assets	48,000	48,000
	$16,484,000	$18,529,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	3,218,000	$3,106,000
Accrued payroll and related expenses	607,000	477,000
Deferred revenue	549,000	377,000
Other current liabilities	914,000	1,188,000
Total current liabilities	5,288,000	5,148,000

Deferred revenue	76,000	55,000
Other non-current liabilities	--	8,000

Commitments and contingencies (Footnote 3)

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	--	--
Common stock, $0.001 par value; 80,000,000 shares authorized; 16,677,909 issued and outstanding (16,557,627 at June 30, 2013)	16,000	16,000
Paid in capital in excess of par	127,594,000	127,493,000
Accumulated deficit	(116,490,000)	(114,191,000)

Total stockholders’ equity	11,120,000	13,318,000

	$16,484,000	$18,529,000

See accompanying notes.

Index
ThermoGenesis Corp.
Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2013	2012

Net revenues	$3,644,000	$4,122,000

Cost of revenues	2,253,000	2,496,000

Gross profit	1,391,000	1,626,000

Expenses:

Sales and marketing	715,000	656,000

Research and development	833,000	838,000

General and administrative	2,142,000	1,140,000

Gain on sale of product line	--	(2,000,000)

Total operating expenses	3,690,000	634,000
Income (loss) from operations	(2,299,000)	992,000

Interest and other income (expense), net	--	3,000
Net income (loss)	$(2,299,000)	$995,000

Per share data:

Basic and diluted net income (loss) per common share	$(0.14)	$0.06

Weighted average common shares outstanding:

Basic	16,662,891	16,515,846

Diluted	16,662,891	16,520,275

See accompanying notes.

Index
ThermoGenesis Corp.
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(2,299,000)	$995,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,000	134,000
Stock based compensation expense	169,000	143,000
Gain on sale of product line	--	(2,000,000)
Net change in operating assets and liabilities:
Accounts receivable, net	689,000	1,043,000
Inventories	(162,000)	13,000
Prepaid expenses and other current assets	(87,000)	(28,000)
Accounts payable	112,000	(982,000)
Accrued payroll and related expenses	130,000	(26,000)
Deferred revenue	193,000	(15,000)
Other liabilities	(282,000)	(54,000)

Net cash used in operating activities	(1,381,000)	(777,000)
Cash flows from investing activities:
Capital expenditures	(129,000)	(295,000)
Proceeds from sale of product line	--	2,000,000

Net cash provided by (used in) investing activities	(129,000)	1,705,000

Cash flows from financing activities:
Repurchase of common stock	(68,000)	(54,000)

Net cash used in financing activities	(68,000)	(54,000)
Net increase (decrease) in cash and cash equivalents	(1,578,000)	874,000

Cash and cash equivalents at beginning of period	6,884,000	7,879,000
Cash and cash equivalents at end of period	$5,306,000	$8,753,000

Supplemental non-cash financing and investing information:
Transfer of inventories to equipment	$--	$59,000

See accompanying notes.

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

Interim Reporting
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed financial statements through the date of issuance.  Operating results for the three month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.  These unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Revenues are net of normal discounts.  Shipping and handling fees billed to customers are included in net revenues, while the related costs are included in cost of revenues.

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

Net Income (Loss) per Share
Basic net income (loss) per share is calculated in accordance with Accounting Standards Codification (ASC) Topic 260, “Earnings Per Share”, which requires using the average number of shares of common stock outstanding.  Diluted net income (loss) per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of any common stock equivalents using the “treasury stock method”.

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

The calculation of the basic and diluted net loss per share is the same for the three months ended September 30, 2013 as the effect of the potential common stock equivalents is anti-dilutive due to our net loss position for that period.  Anti-dilutive securities were 2,309,505 as of September 30, 2013.

Comprehensive Loss
ASC 220, “Comprehensive Income” establishes standards for the reporting and communication of comprehensive income (loss) and its components in the financial statements.  As of September 30, 2013, the Company has no items of other comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Recently Adopted Accounting Pronouncements
In February 2013, the FASB issued ASC 2013-02, which is an update to improve the reporting of reclassifications out of accumulated other comprehensive income (AOCI).  Companies are also required to present reclassifications by component when reporting changes in AOCI balances.  We adopted ASC 2013-02 effective July 1, 2013.  The adoption of ASC 2013-02 did not have a material impact on our results of operations or financial condition.

Index
Recently Issued Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. This guidance is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013. Early adoption and retrospective application are permitted. We expect to adopt this guidance effective July, 2014.  We are currently assessing the potential impact, if any, the adoption of ASU 2013-11 may have on our financial statements.

2.	Inventories

Inventories consisted of the following at:

	September 30, 2013	June 30, 2013

Raw materials	$751,000	$981,000
Work in process	2,204,000	2,066,000
Finished goods	1,458,000	1,212,000
	$4,413,000	$4,259,000

3.	Commitments and Contingencies

Contingencies
On April 11, 2013, we filed an answer and counter-claims in response to the complaint Harvest Technologies Corp. (Harvest) filed on October 24, 2012 against the Company in the case captioned as Harvest Technologies Corp. v. ThermoGenesis Corp., 12-cv-01354, U.S. District Court, District of Delaware (Wilmington), with the complaint being amended on February 15, 2013 to name the Company’s customer Celling Technologies, LLC as a defendant.  In the complaint, Harvest contends that our Res-Q 60 System infringes certain Harvest patents. The counter-claims are based on anti-trust and other alleged improper conduct by Harvest and further seek declarations that the Res-Q 60 System does not infringe the patents and that the patents are invalid.  The Company intends to vigorously defend itself against the Harvest claims, while aggressively pursuing its separate claims against Harvest.  The Company is unable to ascertain the likelihood of any liability and has not made an accrual as of September 30, 2013.

During the three months ended September 30, 2012, we were notified by a third party who believes that the Res-Q system infringes upon certain of its US and European patents.  The Company is in the process of gathering information; however, it has not yet collected enough information to assess the validity of the alleged infringement or estimate any potential financial impact; therefore, it has not made an accrual as of September 30, 2013.

Warranty
We offer a warranty on all of our products of one to two years, except disposable products which we warrant through their expiration date.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Index
The warranty liability is included in other current liabilities in the unaudited balance sheet.  The change in the warranty liability for the three months ended September 30, 2013 is summarized in the following table:

Balance at July 1, 2013	$489,000
Warranties issued during the period	37,000
Settlements made during the period	(60,000)
Changes in liability for pre-existing warranties during the period	(121,000)
Balance at September 30, 2013	$345,000

4.	Stockholders’ Equity

Stock Based Compensation
We recorded stock-based compensation of $169,000 and $143,000 for the three months ended September 30, 2013 and 2012, respectively.

The following is a summary of option activity for our stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2013	1,063,750	$2.36

Granted	48,750	$1.39
Forfeited	(500)	$0.86
Expired	(152,500)	$3.71

Outstanding at September 30, 2013	959,500	$2.10	2.1	$43,000

Vested and Expected to Vest at September 30, 2013	855,667	$2.06	2.0	$33,000

Exercisable at September 30, 2013	553,153	$2.37	1.8	$11,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  There were no options exercised during the three months ended September 30, 2013 and 2012.

Index
Common Stock Restricted Awards
The following is a summary of restricted stock activity granted to employees during the three months ended September 30, 2013:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Balance at June 30, 2013	390,003	$1.81
Granted	--
Vested	(164,998)	$1.93
Forfeited	--
Outstanding at September 30, 2013	225,005	$1.72

In connection with the vesting of the restricted stock awards, the election was made by some of the employees to satisfy the applicable federal income tax withholding obligation by a net share settlement, pursuant to which the Company withheld 57,680 shares and used the deemed proceeds from those shares to pay the income tax withholding.  The net share settlement is deemed to be a repurchase by the Company of its common stock.

5.	Merger with TotipotentRX

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

Assuming the merger is consummated, a TotipotentRX stockholder will receive, in exchange for each share of TotipotentRX common stock held by such stockholder immediately before the closing of the Merger, approximately 30.284 shares of Company common stock.  After the merger, the former shareholders of TotipotentRX will own approximately 12,490,800 shares of the Company’s common stock, in the aggregate representing approximately 43% of the Company’s shares of common stock outstanding, excluding shares of common stock subject to options and warrants. Additionally, following completion of the merger TotipotentRX’s Chief Executive Officer will become President of our Company.

The Merger Agreement was unanimously approved by the boards of directors of both companies.  The contemplated merger is subject to the approval of the Company’s and TotipotentRX’s respective stockholders at stockholders meetings and satisfaction of other closing conditions, including the filing of a registration statement with the SEC.  Further, the combined company will be named Cesca Therapeutics to better reflect the combined products and services of the two companies.  It is anticipated that the merger will close during the first quarter of calendar 2014.

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

Index
6.	Gain on Sale of Product Line

In June 2010, the Company and Asahi entered into an amendment (the "Amendment") of their Distribution and License Agreement.  Under the terms of the Amendment, Asahi obtained exclusive rights to distribute the CryoSeal System in South Korea, North Korea, Taiwan, the People’s Republic of China, the Philippines, Thailand, Singapore, India and Malaysia. These rights included the exclusive right to market, distribute and sell the processing disposables and Thrombin Reagent for production of thrombin in a stand-alone product.

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

7.	Subsequent Events

In October 2013, we effected a strategic reorganization which resulted in the elimination of eleven positions.  Non-recurring severance costs of approximately $210,000 are expected to be recorded in the second quarter of fiscal 2014.

On October 30, 2013, we extended the addendum to the Technology License and Escrow Agreement with Cord Blood Registry Systems, Inc.  The extension amends and reduces one of the financial covenants, the minimum cash and short-term investments balance to $3,500,000 at any month end through December 31, 2013.  Thereafter it reverts back to $6,000,000 at any month end.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward‑Looking Statements
This report contains forward-looking statements.  The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein.  When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements.  We wish to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual results for fiscal year 2014 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, failure to meet FDA regulations governing our products and operations and recalls associated with such regulations, the risks associated with initiating manufacturing for new products, failure to meet FCPA regulations, legal proceedings, and the risk factors listed from time to time in our SEC reports, including, in particular, the factors and discussion in our Form 10-K for fiscal year 2013.

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

In October 2013, we effected a strategic reorganization designed to better align resources with our expected cord blood revenue streams, increase our internal clinical resource capabilities and provide greater focus on new application development to improve our market competitiveness and to speed AXP AutoXpress Platform (AXP) adoption in developed and emerging markets.  As a result of eliminating a total of eleven positions in connection with the reorganization, coupled with other targeted savings in operating costs, we expect to realize approximately $1.5 million in annual expense savings.  One-time severance costs of approximately $210,000 are expected in the quarter ended December 31, 2013.

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

Merger with TotipotentRX
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

Assuming the merger is consummated, a TotipotentRX stockholder will receive, in exchange for each share of TotipotentRX common stock held by such stockholder immediately before the closing of the Merger, approximately 30.284 shares of Company common stock.  After the merger, the former shareholders of TotipotentRX will own approximately 12,490,800 shares of the Company’s common stock, in the aggregate representing approximately 43% of the Company’s shares of common stock outstanding, excluding shares of common stock subject to options and warrants.  Additionally, following completion of the merger TotipotentRX’s Chief Executive Officer will become President of our Company.

The Merger Agreement was unanimously approved by the boards of directors of both companies.  The contemplated merger is subject to the approval of the Company’s and TotipotentRX’s respective stockholders at stockholders meetings and satisfaction of other closing conditions, including the filing of a registration statement with the SEC.  Further, the combined company will be named Cesca Therapeutics to better reflect the combined products and services of the two companies.  It is anticipated that the merger will close during the first quarter of calendar 2014.

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

Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed financial statements, please refer to our 2013 Annual Report on Form 10-K.

Index
Results of Operations for the Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012

Net Revenues
Revenues for the three months ended September 30, 2013 were $3,644,000 compared to $4,122,000 for the three months ended September 30, 2012, a decrease of $478,000.  The decrease is primarily due to the anticipated decrease in AXP disposable revenues due to the termination of the GE distribution agreement and the related wind-down of their product inventory.

The following represents the Company’s revenues for disposables by product line for the three months ended:

	September 30,
	2013	2012
Cord Blood:
AXP	$1,144,000	$1,737,000
BioArchive	273,000	294,000
Manual	564,000	421,000
Bone Marrow:
Res-Q	634,000	523,000
MXP	19,000	5,000
CryoSeal:	--	31,000
	$2,634,000	$3,011,000
Percentage of total Company revenues	72%	73%

The following represents the Company’s cumulative BioArchive devices sold into the following geographies through the dates indicated:

	September 30,
	2013	2012
Asia	89	86
United States	57	56
Europe	71	67
Rest of World	51	49
	268	258

Gross Profit
The Company’s gross profit was $1,391,000 or 38% of net revenues for the three months ended September 30, 2013, compared to $1,626,000 or 39% for the corresponding fiscal 2013 period.  Gross profit declined commensurate with the decline in revenues.  Gross margin was consistent on a lower base of revenues as we had a decrease in warranty costs associated with the BioArchive device.

Sales and Marketing Expenses
Sales and marketing expenses were $715,000 for the three months ended September 30, 2013, compared to $656,000 for the comparable fiscal 2013 period, an increase of $59,000 or 9%.  The increase is primarily due to expenses associated with establishing “direct representation” in Asia.

Research and Development Expenses
Research and development expenses were $833,000 for the three months ended September 30, 2013, compared to $838,000 for the comparable fiscal 2013 period, a decrease of $5,000 or 1%.  The decrease is primarily due to a decline in consulting expenses associated with quality assurance and regulatory projects in the prior year.

Index
General and Administrative Expenses
General and administrative expenses were $2,142,000 for the three months ended September 30, 2013, compared to $1,140,000 for the comparable fiscal 2013 period, an increase of $1,002,000 or 88%.  The increase is primarily due to expenses of $677,000 associated with the proposed merger with TotipotentRX and $260,000 of legal fees associated with the Harvest patent litigation.

Gain on Sale of Product Line
During the quarter ended September 30, 2012, the Company recognized a gain of $2,000,000 on the sale of certain intangible assets related to the CryoSeal product line, including all associated patents and engineering files.

Adjusted EBITDA
The adjusted EBITDA loss was $1,974,000 for the three months ended September 30, 2013 compared to $731,000 for the three months ended September 30, 2012.  The adjusted EBITDA loss increased compared to the first quarter in the prior year due to our temporary decrease in AXP disposable revenues and expenses associated with our proposed merger with TotipotentRX and legal fees regarding the Harvest patent litigation.

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

	Three Months Ended September 30,
	2013	2012
Income (loss) from operations	$(2,299,000)	$992,000

Add (subtract):
Depreciation and amortization	156,000	134,000
Stock-based compensation expense	169,000	143,000
Gain on sale of product line	--	(2,000,000)
Adjusted EBITDA loss	$(1,974,000)	$(731,000)

Liquidity and Capital Resources
At September 30, 2013, we had cash and cash equivalents of $5,306,000 and working capital of $8,959,000.  This compares to cash and cash equivalents of $6,884,000 and working capital of $11,125,000 at June 30, 2013.  The Company has primarily financed operations through the sale of certain non-core assets and private and public placement of equity securities and has raised approximately $112,000,000, net of expenses, through common and preferred stock financings and option and warrant exercises.

Net cash used in operating activities for the three months ended September 30, 2013 was $1,381,000 compared to $777,000 for the three months ended September 30, 2012.  The increase is primarily due to the net loss of $2,299,000.

Index
Based on our cash balance, historical trends, cost reductions and future revenue projections, we believe our current funds are sufficient to provide for our projected needs to maintain operations and working capital requirements for at least the next 12 months.  However, we intend to raise capital for other purposes and may need to raise additional funds should we not be able to maintain compliance with, or obtain forbearance of, our financial covenants.  Further, in order to maximize the value of our clinical trials and accelerate the planned commercialization of our products in connection with the proposed merger with TotipotentRX, we intend to raise approximately $15 to $20 million for investing in the planned clinical development strategy over 36 months.  Effective October 30, 2013, we extended the addendum to the Technology License and Escrow Agreement with Cord Blood Registry Systems, Inc.  The extension amends and reduces one of the financial covenants, the minimum cash and short-term investments balance to $3,500,000 at any month end through December 31, 2013.   Thereafter it reverts back to $6,000,000 at any month end.  Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control.  Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities.  We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all see Part I Item 1A – Risk Factors.

Off-Balance Sheet Arrangements
As of September 30, 2013, we had no off-balance sheet arrangements.

Backlog
Our cancelable backlog at September 30, 2013 was $307,000.  Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge.  Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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
In addition to the risk factors discussed below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which could materially affect our business, financial condition or future results.  There have been no material changes from those risk factors, other than the risk factors listed below.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known or knowable to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

An Inability to Successfully Integrate Operations with TotipotentRX Could Adversely Affect the Combined Business.  The ability of ThermoGenesis and TotipotentRX to fulfill our strategy and business plan is dependent on our ability to successfully integrate our operations.  Failure to quickly and adequately integrate operations and personnel could adversely affect the combined company’s business and its ability to achieve its objectives and strategy.

We May Not Be Able to Successfully Integrate our Business with TotipotentRX, or to Realize the Anticipated Synergies of the Combined Businesses.  Our proposed merger with TotipotentRX represents a significant investment by both companies.   The merger will require significant attention and resources of both our companies which could reduce the likelihood of achievement of other corporate goals. The additional financing needs created by the combined company will also require additional management time to address. There is no assurance that we will realize synergies in the scientific, clinical, regulatory, or other areas as we currently contemplate.

Upon Completion of the Merger, We Will Need to Raise Additional Capital in Furtherance of our Business Plan.  Upon completion of the merger, management estimates a need for $15 million to $20 million of additional growth capital to execute the Cesca business plan over the next 24 to 36 months. The proposed financing may include shares of common stock and warrants to purchase additional shares of common stock, equity investments from strategic development partners or some combination of each.  Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to, the combined company’s stockholders.

Index
Lack of Demonstrated Clinical Utility of Cord Blood Derived Stem Cells Beyond Hematopoietic Transplantation May Result in a Decline in Demand for Cord Blood Banking Services, Adversely Affecting Sales of Our Products.  Transplants using stem cells derived from cord blood and cord tissue have become a standard procedure for treating blood cell lineage disorders including leukemia, lymphoma and anemia. However, clinical research demonstrating the utility of cord blood stem cells for use in treating other diseases or injury has been minimal, leaving claims of broad clinical utility of cord blood stem cells by cord blood banks largely unsubstantiated. The low utilization rate of banked cord blood samples coupled with the lack of demonstrated clinical results for multiple treatment indications has led to consumer skepticism regarding the benefits of cord blood banking and in turn, a significant reduction in collection rates in a number of geographies in Europe and the US.  A continued lack of investment in the research and development of supporting clinical data for additional applications may lead to greater skepticism globally, further adversely affecting demand for cord blood banking services and our revenues.

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

ThermoGenesis Corp. (Registrant)

Dated: November 14, 2013	/s/ Matthew T. Plavan
Matthew T. Plavan
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2013	/s/ Dan T. Bessey
Dan T. Bessey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)