Form 10-Q
period 2013-12-31
THERMOGENESIS CORP
filed 2014-02-14
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2013.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900
ThermoGenesis Corp.
(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2014
Common stock, $.001 par value	20,038,547

ThermoGenesis Corp.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Corp.
Condensed Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)	December 31,	June 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,330	$6,884
Accounts receivable, net of allowance for doubtful accounts of $29 ($47 at June 30, 2013)	5,538	4,898
Inventories	4,180	4,259
Prepaid expenses and other current assets	136	232
Total current assets	12,184	16,273

Equipment at cost, less accumulated depreciation of $3,589 ($3,277 at June 30, 2013)	2,106	2,208
Other assets	48	48
	$14,338	$18,529
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,737	$3,106
Accrued payroll and related expenses	531	477
Deferred revenue	371	377
Other current liabilities	998	1,188
Total current liabilities	4,637	5,148

Deferred revenue	69	63

Commitments and contingencies (Footnote 3)

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	--	--
Common stock, $0.001 par value; 80,000,000 shares authorized; 16,692,372 issued and outstanding (16,557,627 at June 30, 2013)	16	16
Paid in capital in excess of par	127,709	127,493
Accumulated deficit	(118,093)	(114,191)

Total stockholders’ equity	9,632	13,318

	$14,338	$18,529

See accompanying notes.

Index

ThermoGenesis Corp.
Condensed Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)	Three Months Ended		Six Month Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net revenues	$4,468	$4,802	$8,112	$8,924

Cost of revenues	2,679	2,826	4,932	5,322

Gross profit	1,789	1,976	3,180	3,602

Expenses:

Sales and marketing	713	735	1,428	1,391

Research and development	797	714	1,630	1,552

General and administrative	1,882	1,085	4,024	2,225

Gain on sale of product line	--	--	--	(2,000)

Total operating expenses	3,392	2,534	7,082	3,168

Income (loss) from operations	(1,603)	(558)	(3,902)	434

Interest and other income (expense), net	--	(5)	--	(2)
Net income (loss)	$(1,603)	$(563)	$(3,902)	$432

Per share data:

Basic and diluted net income (loss) per common share	$(0.10)	$(0.03)	$(0.23)	$0.03

Weighted average common shares outstanding:

Basic	16,682,730	16,522,310	16,672,811	16,519,078

Diluted	16,682,730	16,522,310	16,672,811	16,519,654

See accompanying notes.

Index

ThermoGenesis Corp.
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended
(in thousands)	December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(3,902)	$432
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327	266
Stock based compensation expense	284	272
Loss on disposal of equipment	--	7
Gain on sale of product line	--	(2,000)
Net change in operating assets and liabilities:
Accounts receivable, net	(640)	(797)
Inventories	7	710
Prepaid expenses and other current assets	96	(82)
Accounts payable	(369)	(1,087)
Accrued payroll and related expenses	54	(168)
Deferred revenue	--	(135)
Other liabilities	(190)	87

Net cash used in operating activities	(4,333)	(2,495)
Cash flows from investing activities:
Capital expenditures	(153)	(314)
Proceeds from sale of product line	--	2,000
Proceeds from prepayment from sale of product line	--	500

Net cash provided by (used in) investing activities	(153)	2,186

Cash flows from financing activities:
Repurchase of common stock	(68)	(54)

Net cash used in financing activities	(68)	(54)

Net decrease in cash and cash equivalents	(4,554)	(363)

Cash and cash equivalents at beginning of period	6,884	7,879
Cash and cash equivalents at end of period	$2,330	$7,516

Supplemental non-cash financing and investing information:
Transfer of inventories to equipment	$57	$214

See accompanying notes.

Index

ThermoGenesis Corp.
Notes to Condensed Financial Statements
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation
ThermoGenesis Corp. (the Company, we or our) designs, develops and commercializes clinical technologies for the processing, storage and administration of stem cells and blood components for sale to users and companies involved in the development and administration of cell therapies.

Interim Reporting
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed financial statements through the date of issuance. Operating results for the six month period ended December 31, 2013, are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. These unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Common stock equivalents consist of stock options, warrants and common stock restricted awards. For the three and six months ended December 31, 2013, 2,263,671 common stock equivalents were excluded from the computation of earnings per share because their effect would have been anti-dilutive, and 2,622,712 and 2,577,712 for the three and six months ended December 31, 2012.

Comprehensive Loss
ASC 220, “Comprehensive Income” establishes standards for the reporting and communication of comprehensive income (loss) and its components in the financial statements. As of December 31, 2013, the Company has no items of other comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Index

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

Recently Issued Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. This guidance is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013. Early adoption and retrospective application are permitted. We expect to adopt this guidance effective July 2014. We are currently assessing the potential impact, if any, the adoption of ASU 2013-11 may have on our financial statements.

2.	Inventories

Inventories consisted of the following at:

	December 31, 2013	June 30, 2013

Raw materials	$709,000	$981,000
Work in process	1,963,000	2,066,000
Finished goods	1,508,000	1,212,000
	$4,180,000	$4,259,000

3.	Commitments and Contingencies

Financial Covenants
In June 2010, we entered into a License and Escrow Agreement which granted a customer a non-exclusive, royalty-free license to certain intellectual property necessary for the potential manufacture and supply of AXP devices and certain AXP disposables. The license is for the sole and limited purpose of manufacturing and supplying the AXP and related disposables for use by the customer. The licensed intellectual property will be maintained in escrow and will be released to and used by the customer if and only if the Company defaults under the Agreement. Originally, default occurred if the Company (1) fails to meet certain positive cash flow metrics for each rolling quarterly measurement period except where the following two measures are met, (2) failure to meet cash balance and short-term investments of at least $6,000,000 at the end of any given month, or (3) failure to meet a quick ratio of 2 to 1 at the end of any given month.

On December 31, 2013 we amended and restated the License and Escrow Agreement to delete all of the financial covenants except the minimum cash and short-term investments balance covenant, (2) above, which was reduced to $2,000,000 at the end of any given month. We are in compliance with this covenant at January 31, 2014.

Index

Contingencies
On April 11, 2013, we filed an answer and counter-claims in response to the complaint Harvest Technologies Corp. (Harvest) filed on October 24, 2012 against the Company in the case captioned as Harvest Technologies Corp. v. ThermoGenesis Corp., 12-cv-01354, U.S. District Court, District of Delaware (Wilmington), with the complaint being amended on February 15, 2013 to name the Company’s customer Celling Technologies, LLC as a defendant. In the complaint, Harvest contends that our Res-Q 60 System infringes certain Harvest patents. The counter-claims are based on anti-trust and other alleged improper conduct by Harvest and further seek declarations that the Res-Q 60 System does not infringe the patents and that the patents are invalid. The Company is vigorously defending itself against the Harvest claims, while aggressively pursuing its separate claims against Harvest. The Company is unable to ascertain the likelihood of any liability and has not made an accrual as of December 31, 2013.

During the three months ended September 30, 2012, we were notified by a third party who believes that the Res-Q system infringes upon certain of its US and European patents. The Company is in the process of gathering information; however, it has not yet collected enough information to assess the validity of the alleged infringement or estimate any potential financial impact; therefore, it has not made an accrual as of December 31, 2013.

Warranty
We offer a warranty on all of our products of one to two years, except disposable products which we warrant through their expiration date. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited balance sheet. The change in the warranty liability for the six months ended December 31, 2013 is summarized in the following table:

Balance at July 1, 2013	$489,000
Warranties issued during the period	90,000
Settlements made during the period	(75,000)
Changes in liability for pre-existing warranties during the period	(142,000)
Balance at December 31, 2013	$362,000

4.	Stockholders’ Equity

Stock Based Compensation
We recorded stock-based compensation of $115,000 and $284,000 for the three and six months ended December 31, 2013, and $129,000 and $272,000 for the three and six months ended December 31, 2012.

Index

The following is a summary of option activity for our stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2013	1,063,750	$2.36

Granted	48,750	$1.39
Forfeited	(6,750)	$2.21
Expired	(158,750)	$3.67

Outstanding at December 31, 2013	947,000	$2.09	1.9	$27,000

Vested and Expected to Vest at December 31, 2013	861,767	$2.04	1.8	$21,000

Exercisable at December 31, 2013	602,214	$2.41	1.6	$7,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the six months ended December 31, 2013 and 2012.

Common Stock Restricted Awards
The following is a summary of restricted stock activity during the six months ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2013	390,003	$1.81
Granted	--	--
Vested	(164,998)	$1.93
Forfeited	(33,334)	$1.81
Outstanding at December 31, 2013	191,671	$1.70

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

At the February 13, 2014 Special Meeting, the Company’s stockholders voted in favor of the merger and the TotipotentRX stockholders have also approved the merger. The merger is expected to become effective on February 18, 2014. The combined company will be called Cesca Therapeutics Inc. to better reflect the combined products and services of the two companies.

Upon consummation of the merger, a TotipotentRX stockholder will receive, in exchange for each share of TotipotentRX common stock held by such stockholder immediately before the closing of the Merger, approximately 30 shares of Company common stock, subject to adjustment. After the merger, the former shareholders of TotipotentRX will own approximately 12,490,800 shares of the Company’s common stock. Additionally, TotipotentRX’s Chief Executive Officer will become President of and a director of our Company.

The Merger Agreement contains certain termination rights for both the Company and TotipotentRX, and further provides that, upon termination of the Merger Agreement under specified circumstances, including, but not limited to, termination due to a failure by one party to recommend approval of the merger, a party soliciting an acquisition proposal in breach of the Merger Agreement, or a party entering into an agreement with a third party related to an acquisition proposal, that breaching party may be required to pay to the other party a termination fee of $500,000.

Index

6.	Sale of Product Lines

Thermoline
On December 31, 2012, the Company entered into an Asset Purchase Agreement for the sale of certain of the assets, rights and properties of the ThermoLine product line for $500,000. The $500,000 was received upon signing the agreement and was included in other current liabilities on the December 31, 2012 balance sheet. The Company recognized the gain on sale upon delivery of the assets which occurred during the quarter ended March 31, 2013.

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

7.	Subsequent Event

On January 30, 2014, the Company completed a private placement of the sale of 3,336,800 shares of its common stock at $2.00 per share, together with warrants to purchase up to an aggregate of 1,668,400 shares of common stock. The warrants may be exercised by the holders at a price of $2.81 per share starting July 30, 2014 continuing through January 29, 2019.

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

In October 2013, we effected a strategic reorganization designed to better align resources with our expected cord blood revenue streams, increase our internal clinical resource capabilities and provide greater focus on new application development to improve our market competitiveness and to speed AXP AutoXpress Platform (AXP) adoption in developed and emerging markets. As a result of eliminating a total of eleven positions in connection with the reorganization, coupled with other targeted savings in operating costs, we expect to realize approximately $1.5 million in annual expense savings. One-time severance costs of approximately $210,000 were recorded in the quarter ended December 31, 2013.

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

At the February 13, 2014 Special Meeting, the Company’s stockholders voted in favor of the merger and the TotipotentRX stockholders have also approved the merger. The merger is expected to become effective on February 18, 2014. The combined company will be called Cesca Therapeutics Inc. to better reflect the combined products and services of the two companies.

Index

Upon consummation of the merger, TotipotentRX stockholder will receive, in exchange for each share of TotipotentRX common stock held by such stockholder immediately before the closing of the Merger, approximately 30 shares of Company common stock, subject to adjustment. After the merger, the former shareholders of TotipotentRX will own approximately 12,490,800 shares of the Company’s common stock. Additionally, TotipotentRX’s Chief Executive Officer will become President of and a director of our Company.

The Merger Agreement contains certain termination rights for both the Company and TotipotentRX, and further provides that, upon termination of the Merger Agreement under specified circumstances, including, but not limited to, termination due to a failure by one party to recommend approval of the merger, a party soliciting an acquisition proposal in breach of the Merger Agreement, or a party entering into an agreement with a third party related to an acquisition proposal, that breaching party may be required to pay to the other party a termination fee of $500,000.

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

Index

Results of Operations for the Three Months Ended December 31, 2013 as Compared to the Three Months Ended December 31, 2012

Net Revenues
Revenues for the three months ended December 31, 2013 were $4,468,000 compared to $4,802,000 for the three months ended December 31, 2012, a decrease of $334,000. The decrease is primarily due to a decrease in BioArchive device revenues as there was one less BioArchive device sold during the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012. Additionally, other revenues decreased as we were still selling ThermoLine products during the quarter ended December 31, 2012 prior to the sale of the product line. These decreases were offset by an increase in revenues from Res-Q disposables.

The following represents the Company’s revenues by product platform for the three months ended:

	December 31,
	2013	2012

AXP	$2,126,000	$2,163,000
BioArchive	1,084,000	1,345,000
Manual Disposables	457,000	546,000
Bone Marrow	654,000	467,000
Other	147,000	281,000
	$4,468,000	$4,802,000

Gross Profit
The Company’s gross profit was $1,789,000 or 40% of net revenues for the three months ended December 31, 2013, compared to $1,976,000 or 41% for the corresponding fiscal 2013 period. Gross profit declined commensurate with the decline in revenues.

Sales and Marketing Expenses
Sales and marketing expenses were $713,000 for the three months ended December 31, 2013, compared to $735,000 for the comparable fiscal 2013 period, a decrease of $22,000 or 3%. The slight decrease is primarily due to a decline in sales commissions as a result of the decrease in revenues.

Research and Development Expenses
Research and development expenses were $797,000 for the three months ended December 31, 2013, compared to $714,000 for the comparable fiscal 2013 period, an increase of $83,000 or 12%. The increase is primarily due to costs associated with developing our Vascular Xpress, or VXP, which is an advancement of the AXP system to treat vascular indications.

General and Administrative Expenses
General and administrative expenses were $1,882,000 for the three months ended December 31, 2013, compared to $1,085,000 for the comparable fiscal 2013 period, an increase of $797,000 or 73%. The increase is primarily due to expenses of $563,000 associated with the proposed merger with TotipotentRX, $220,000 of legal fees associated with the Harvest patent litigation and $130,000 of severance costs related to the October reorganization. Without these costs, general and administrative expenses remained consistent.

Index

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

	Three Months Ended December 31,
	2013	2012
Loss from operations	$(1,603,000)	$(558,000)

Add (subtract):
Depreciation and amortization	171,000	132,000
Stock-based compensation expense	115,000	129,000
Adjusted EBITDA loss	$(1,317,000)	$(297,000)

Adjusted EBITDA
The adjusted EBITDA loss was $1,317,000 for the three months ended December 31, 2013 compared to $297,000 for the three months ended December 31, 2012. The adjusted EBITDA loss increased compared to the second quarter in the prior year due to our expenses associated with our proposed merger with TotipotentRX, legal fees regarding the Harvest patent litigation and a decrease in revenues associated with our BioArchive devices and ThermoLine products, as discussed above.

Index

Results of Operations for the Six Months Ended December 31, 2013 as Compared to the Six Months Ended December 31, 2012

Net Revenues
Revenues for the six months ended December 31, 2013 were $8,112,000 compared to $8,924,000 for the six months ended December 31, 2012, a decrease of $812,000. The decrease is primarily due to the anticipated decrease in AXP disposable revenues that occurred in the first quarter of fiscal 2014 due to the termination of the GE distribution agreement and the related wind-down of their product inventory offset by an increase in shipments to Golden Meditech. Also, other revenues decreased as we were still selling ThermoLine products during the six months ended December 31, 2012 prior to the sale of the product line.

The following represents the Company’s revenues by product platform for the six months ended:

	December 31,
	2013	2012

AXP	$3,330,000	$4,034,000
BioArchive	2,195,000	2,180,000
Manual Disposables	1,020,000	967,000
Bone Marrow	1,319,000	1,003,000
Other	248,000	740,000
	$8,112,000	$8,924,000

Gross Profit
The Company’s gross profit was $3,180,000 or 39% of net revenues for the six months ended December 31, 2013, compared to $3,602,000 or 40% for the corresponding fiscal 2013 period. Gross profit declined commensurate with the decline in revenues.

Sales and Marketing Expenses
Sales and marketing expenses were $1,428,000 for the six months ended December 31, 2013, compared to $1,391,000 for the comparable fiscal 2013 period, an increase of $37,000 or 3%. The increase is primarily due to expenses associated with establishing direct representation in Asia.

Research and Development Expenses
Research and development expenses were $1,630,000 for the six months ended December 31, 2013, compared to $1,552,000 for the comparable fiscal 2013 period, an increase of $78,000 or 5%. The increase is primarily due to costs associated with developing our VXP system and ensuring our products comply with the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive.

General and Administrative Expenses
General and administrative expenses were $4,024,000 for the six months ended December 31, 2013, compared to $2,225,000 for the comparable fiscal 2013 period, an increase of $1,799,000 or 81%. The increase is primarily due to expenses of $1,240,000 associated with the proposed merger with TotipotentRX, $485,000 of legal fees associated with the Harvest patent litigation and $130,000 of severance costs related to the October reorganization. Without these costs, general and administrative expenses remained consistent.

Index

Gain on Sale of Product Line
During the six months ended December 31, 2012, the Company recognized a gain of $2,000,000 on the sale of certain intangible assets related to the CryoSeal product line, including all associated patents and engineering files.

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

	Six Months Ended December 31,
	2013	2012
Income (loss) from operations	$(3,902,000)	$434,000

Add (subtract):
Depreciation and amortization	327,000	266,000
Stock-based compensation expense	284,000	272,000
Gain on sale of product line	--	(2,000,000)
Adjusted EBITDA loss	$(3,291,000)	$(1,028,000)

Adjusted EBITDA
The adjusted EBITDA loss was $3,291,000 for the six months ended December 31, 2013 compared to $1,028,000 for the six months ended December 31, 2012. The adjusted EBITDA loss increased compared to the first six months in the prior year due to our temporary decrease in AXP disposable revenues and expenses associated with our proposed merger with TotipotentRX and legal fees regarding the Harvest patent litigation.

Liquidity and Capital Resources
At December 31, 2013, we had cash and cash equivalents of $2,330,000 and working capital of $7,547,000. This compares to cash and cash equivalents of $6,884,000 and working capital of $11,125,000 at June 30, 2013. The Company has primarily financed operations through private and public placement of equity securities and the sale of certain non-core assets. On January 30, 2014, we completed a private placement of 3,336,800 shares of common stock, plus 1,668,400 warrants for net proceeds of $6.1 million.

Net cash used in operating activities for the six months ended December 31, 2013 was $4,333,000 compared to $2,495,000 for the six months ended December 31, 2012. The increase is primarily due to the net loss of $3,902,000.

Based on our cash balance after the January 30, 2014 private placement, historical trends, cost reductions and future revenue projections, we believe our current funds are sufficient to provide for our projected needs to maintain operations and working capital requirements for at least the next 12 months. However, in order to maximize the value of our clinical trials and accelerate the planned commercialization of our products in connection with the proposed merger with TotipotentRX, we intend to raise approximately $10 to $15 million for investing in the planned clinical development strategy over 36 months. Effective December 31, 2013, we amended the Technology License and Escrow Agreement with Cord Blood Registry Systems, Inc. The amendment deleted all of the financial covenants, except the minimum cash and short-term investments balance covenant which it reduced to $2,000,000 at any month end. Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control. Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all see Part I Item 1A – Risk Factors.

Index

Off-Balance Sheet Arrangements
As of December 31, 2013, we had no off-balance sheet arrangements.

Backlog
Our cancelable backlog at December 31, 2013 was $505,000. Our backlog consists of product orders for which a customer purchase order has been received and is scheduled for shipment within the next twelve months. Orders are subject to cancellation or rescheduling by the customer, sometimes with a cancellation charge. Due to timing of order placement, product lead times, changes in product delivery schedules and cancellations, and because sales will often reflect orders shipped in the same quarter received, our backlog at any particular date is not necessarily indicative of sales for any succeeding period.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Index

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
In the normal course of operations, we may have disagreements or disputes with distributors, vendors or employees. Such potential disputes are seen by management as a normal part of business.

On December 17, 2013, the Company filed a lawsuit against OriGen Bimedical, Inc. ThermoGenesis Corp. v. Origen Biomedical, Inc., 2:13-cv-02619, U.S. District Court, Eastern District of California (Sacramento) claiming that OriGen’s freezer bag products are infringing on one of our patents and a patent developed from our partnership with New York Blood Center, which although owned by the New York Blood Center, has had all rights thereunder assigned to us. On January 28, 2014, a Stipulation and Order, was signed to extend Origen’s deadline to file a response until February 28, 2014.

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

Index

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

Upon Completion of the Merger, We Will Need to Raise Additional Capital in Furtherance of our Business Plan. Upon completion of the merger, management estimates a need for $10 million to $15 million of additional growth capital to execute the Cesca business plan over the next 24 to 36 months. The proposed financing may include shares of common stock and warrants to purchase additional shares of common stock, equity investments from strategic development partners or some combination of each. Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to, the combined company’s stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosure.
Not applicable.

Index

Item 5.	Other Information.

Voting Results of Special Meeting of Stockholders

On February 13, 2014, we held a special meeting of stockholders (the “Special Meeting”). The results of the Special Meeting, based on the presence in person or by proxy of holders of 11,303,241 shares of the Company’s common stock entitled to vote, are described below.

Proposal 1: To consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger and Reorganization dated July 15, 2013, by and among ThermoGenesis Corp., TotipotentRX Corporation, Kenneth Harris and Mitchel Sivilotti, and related transactions therein, pursuant to which among other things ThermoGenesis will issue shares of common stock to the shareholders of TotipotentRX Corporation and TotipotentRX Corporation will merge with and into ThermoGenesis, with ThermoGenesis surviving the merger and changing its name to Cesca Therapeutics Inc. The proposal was approved as follows:

For	Against	Abstain
8,852,015	2,413,090	38,136

Index

Item 6.	Exhibits.
10.1	Extension Addendum to Escrow Agreement dated October 30, 2013 (1)
10.16	Employment Agreement with Matthew T. Plavan (2)
10.17	Employment Agreement with Dan T. Bessey (2)
10.18*	Sales and Purchase Agreement between ThermoGenesis Corp and CBR Systems, Inc.dated December 31, 2013 (3)
10.2.4	Forbearance Agreement to Technology License and Escrow Agreement dated November,26, 2013 (4)
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index
(1)	Incorporated by reference to ThermoGenesis Current Report on Form 8-K filed with the SEC on October 31, 2013.
(2)	Incorporated by reference to ThermoGenesis Current Report on Form 8-K filed with the SEC on October 30, 2013.
(3)	Incorporated by reference to ThermoGenesis Current Report on Form 8-K filed with the SEC on January 7, 2014.
(4)	Incorporated by reference to ThermoGenesis Current Report on Form 8-K filed with the SEC on November 27, 2013.
‡	XBRL information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.
*	Portions of this exhibit have been redacted and filed separately with the SEC pursuant to a request for confidential treatment.

Index

ThermoGenesis Corp.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Corp.
(Registrant)

Dated: February 14, 2014	/s/ Matthew T. Plavan
Matthew T. Plavan
Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2014	/s/ Dan T. Bessey
Dan T. Bessey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)