Form 10-Q
period 2014-03-31
CESCA THERAPEUTICS INC.
filed 2014-05-15
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _________to __________.

Commission File Number: 333-82900
Cesca Therapeutics Inc.
(formerly known as ThermoGenesis Corp.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2014
Common stock, $.001 par value	32,641,379

Cesca Therapeutics Inc.

i

Index
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cesca Therapeutics Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$6,575	$6,884
Accounts receivable, net of allowance for doubtful accounts of $39 ($47 at June 30, 2013)	5,560	4,898
Inventories	4,800	4,259
Prepaid expenses and other current assets	198	232
Total current assets	17,133	16,273

Equipment, less accumulated depreciation of $3,773 ($3,277 at June 30, 2013)	2,373	2,208
Goodwill	18,893	--
Intangible assets, net	8,684	--
Other assets	70	48
Total assets	$47,153	$18,529
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,039	$3,106
Accrued payroll and related expenses	676	477
Deferred revenue	520	377
Other current liabilities	1,250	1,188
Total current liabilities	5,485	5,148

Other noncurrent liabilities	434	63

Commitments and contingencies (Footnote 4)

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	--	--
Common stock, $0.001 par value; 80,000,000 shares authorized; 32,641,379 issued and outstanding (16,557,627 at June 30, 2013)	33	16
Paid in capital in excess of par	161,152	127,493
Accumulated deficit	(119,952)	(114,191)
Accumulated other comprehensive income	1	--

Total stockholders’ equity	41,234	13,318

	$47,153	$18,529

See accompanying notes.

Index
Cesca Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Net revenues	$4,038	$4,892	$12,150	$13,816

Cost of revenues	2,502	3,218	7,434	8,540

Gross profit	1,536	1,674	4,716	5,276

Expenses:

Sales and marketing	687	733	2,115	2,124

Research and development	768	658	2,398	2,210

General and administrative	1,940	1,565	5,964	3,790

Gain on sale of product line	--	(161)	--	(2,161)

Total operating expenses	3,395	2,795	10,477	5,963

Loss from operations	(1,859)	(1,121)	(5,761)	(687)

Interest and other income (expense), net	--	--	--	(2)
Net loss	$(1,859)	$(1,121)	$(5,761)	$(689)

Net loss	$(1,859)	$(1,121)	$(5,761)	$(689)
Other comprehensive income:
Foreign currency translation adjustments	50	--	50	--
Comprehensive loss	$(1,809)	$(1,121)	$(5,711)	$(689)

Per share data:

Basic and diluted net loss per common share	$(0.07)	$(0.07)	$(0.28)	$(0.04)

Shares used in computing per share data	28,430,676	16,526,232	20,592,099	16,521,462

See accompanying notes.

Index
Cesca Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss)	$(5,761)	$(689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587	400
Stock based compensation expense	462	410
Loss on disposal of equipment	--	7
Gain on sale of product line	--	(2,161)
Net change in operating assets and liabilities:
Accounts receivable, net	(724)	(384)
Inventories	(430)	994
Prepaid expenses and other current assets	84	--
Other assets	3	--
Accounts payable	(397)	(1,071)
Accrued payroll and related expenses	174	(17)
Deferred revenue	129	(51)
Other liabilities	(223)	65

Net cash used in operating activities	(6,096)	(2,497)

Cash flows from investing activities:
Capital expenditures	(326)	(342)
Cash acquired in acquisition	351	--
Proceeds from sale of product line	--	2,535

Net cash provided by investing activities	25	2,193

Cash flows from financing activities:
Repayment of related party notes payable	(150)	--
Exercise of options and warrants	21	--
Issuance of common stock	5,944	--
Repurchase of common stock	(68)	(54)

Net cash provided by (used in) financing activities	5,747	(54)

Effects of foreign currency rate changes on cash and cash equivalents	15	--

Net decrease in cash and cash equivalents	(309)	(358)

Cash and cash equivalents at beginning of period	6,884	7,879
Cash and cash equivalents at end of period	$6,575	$7,521

Supplemental non-cash financing and investing information:
Transfer of inventories to equipment	$65	$561
Stock issued for repayment of related party note payable	$187	--

See accompanying notes.

Index
Cesca Therapeutics Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation
Cesca Therapeutics Inc. (the Company, we or our) is focused on the research, development, and commercialization of autologous cell-based therapeutics for use in regenerative medicine.  We are a leader in developing and manufacturing automated blood and bone marrow processing systems that enable the separation, processing and preservation of cell and tissue therapy products.  During the quarter ended March 31, 2014, Cesca Therapeutics Inc. was formed by the merger of ThermoGenesis Corp. and TotipotentRX.  See footnote 2 for details of the transaction.

Principles of Consolidation
The consolidated financial statements include the accounts of Cesca Therapeutics Inc., and our wholly-owned subsidiaries, TotipotentRX Cell Therapy, Pvt. Ltd. and TotipotentSC Scientific Product Pvt. Ltd.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed financial statements through the date of issuance.  Operating results for the nine month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Revenue Recognition
Revenues from the sale of our products and services are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured.  We generally ship products F.O.B. shipping point.  There is no conditional evaluation on any product sold and recognized as revenue.  Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.

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

Index
Revenue arrangements with multiple deliverables are divided into units of accounting if certain criteria are met, including whether the deliverable item(s) has (have) value to the customer on a stand-alone basis.  Revenue for each unit of accounting is recognized as the unit of accounting is delivered.  Arrangement consideration is allocated to each unit of accounting based upon the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables.  Estimated selling prices are determined using vendor specific objective evidence of value (VSOE), when available, or an estimate of selling price when VSOE is not available for a given unit of accounting.  Significant inputs for the estimates of the selling price of separate units of accounting include market and pricing trends and a customer’s geographic location.  We account for training and installation, and service agreements and the collection, processing and testing of the umbilical cord blood and the storage as separate units of accounting.

Service revenue generated from contracts for providing maintenance of equipment is amortized over the life of the agreement.  Revenue generated from storage contracts is deferred and recorded ratably over the life of the agreement, up to 21 years.  All other service revenue is recognized at the time the service is completed.

Revenues are net of normal discounts.  Shipping and handling fees billed to customers are included in net revenues, while the related costs are included in cost of revenues.

Foreign Currencies
Our reporting currency is the US dollar.  The functional currency of our subsidiaries in India is the Indian rupee (INR). Assets and liabilities are translated into US dollars at period end exchange rates. Revenue and expenses are translated at average rates of exchange prevailing during the periods presented. Cash flows were also translated at average exchange rates for the period, therefore, amounts reported on the consolidated statement of cash flows did not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Equity accounts other than retained earnings are translated at the historic exchange rate on the date of investment. A translation adjustment of $50,000 for the three and nine months ended March 31, 2014 resulting from this process is recorded as a component of other comprehensive income.

Goodwill
Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment.  Our goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value.  We assess qualitative factors to determine if our sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill.

Intangible Assets
Intangible assets are amortized over their estimated useful lives based on expected economic benefit with no residual value. Expenditures of costs to renew or extend the term of a recognized intangible asset and materially extend the useful life are capitalized. Clinical protocols are processes and procedures for a cell therapy for a particular indication.  Clinical protocols are not expected to provide economic benefit until they are introduced to the marketplace.  We perform a test for impairment annually, or more frequently when indicators of impairment are present.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short duration.  At March 31, 2014, the Company had approximately $340,000 in cash equivalents classified as Level 1 assets, which are based on quoted market prices in active markets for identical assets and liabilities.

Index
Segment Reporting
We have one reportable business segment:  the research, development, and commercialization of autologous cell-based therapeutics for use in regenerative medicine.

Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding.  The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented.  Anti-dilutive securities, which consist of stock options, common stock restricted awards and warrants, that were not included in diluted net loss per common share, were 4,741,159 and 2,596,503 as of March 31, 2014 and 2013, respectively.

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

Recently Issued Accounting Pronouncements
In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters” (Topic 830) which provides guidance on a parent’s accounting for the cumulative translation adjustment upon de-recognition of a subsidiary or group of assets within a foreign entity.  This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  The new guidance will be effective for us beginning July 1, 2014.  We are currently assessing the potential impact, if any, the adoption of ASU 2013-05 may have on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This amendment requires entities to present an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. This guidance is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013. Early adoption and retrospective application are permitted. We expect to adopt this guidance effective July 2014.  We are currently assessing the potential impact, if any, the adoption of ASU 2013-11 may have on our consolidated financial statements.

2.	Acquisition of Totipotent RX

On February 18, 2014, the Company consummated the acquisition of TotipotentRX by merger pursuant to the Agreement and Plan of Merger and Reorganization (Merger Agreement).  TotipotentRX was a privately held biomedical technology company specializing in human clinical trials in the field of regenerative medicine and the exclusive provider of cell-based therapies to the Fortis Healthcare System.  TotipotentRX had two wholly-owned subsidiaries, TotipotentRX Cell Therapy Pvt. Ltd. (TotiRX India) and TotipotentSC Product Pvt. Ltd. (TotiSC India).  The two subsidiaries are located in Gurgaon, a suburb of New Delhi, India.  The Company believes that TotipotentRX has the depth of clinical, scientific and biological engineering experience necessary to fully engineer and effectively navigate the evolving regulatory pathways necessary to commercialize approved blockbuster cell therapies.  Subsequent to February 18, 2014 Cesca has recorded revenues of approximately $120,000 and net loss of approximately $60,000 for the quarter ended March 31, 2014 associated with the operations of TotipotentRX.

Index
The acquisition was accounted for under the acquisition method of accounting for business combinations in accordance with FASB ASC 805, Business Combinations, which requires, among other things that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  Acquisition-related costs are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred. Acquisition related costs of $484,000 and $1,725,000 for the three and nine months ended were included in general and administrative expenses.  Any changes within the measurement period resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recorded at the acquisition date.

Pursuant to the Merger Agreement, TotipotentRX shareholders were issued in the aggregate 12,490,841 shares of the Company’s common stock, or 38% of the then outstanding common stock of the combined company, in exchange for all the TotipotentRX common stock outstanding and the Company assumed warrants of TotipotentRX representing the right to purchase approximately 61,020 shares of the Company’s common stock.  All outstanding stock options to purchase shares of the TotipotentRX common stock were exercised or cancelled.

Preliminary Allocation of Consideration Transferred to Net Assets Acquired
The following represents the consideration transferred to acquire TotipotentRX and its preliminary determination of the fair value of identifiable assets acquired and liabilities assumed at the acquisition date. The Company issued 12,490,841 shares of its common stock that had a total fair value of $27,105,000 based on the closing market price on February 18, 2014, the acquisition date.  The Company also issued 61,020 warrants, which are convertible into 61,020 shares of common stock that had a total fair value of $52,000 and $17,000 for the settlement of existing receivables and payables between the parties pre-merger. The clinical protocols and other intangible assets amounts are subject to change until their fair values are finalized.  Property and equipment is currently stated at its historical cost basis until its appropriate fair value is determined.  The Company acquired $232,000 gross contractual amounts receivable.  The difference between the gross contractual amount and the fair value of receivables is the best estimate of the contractual cash flows not expected to be collected.  The final determination of the fair value of certain assets and liabilities will be completed within the 12-month measurement period from the date of acquisition as required. Any potential adjustments made could be material in relation to the preliminary values presented below:

Purchase Price:
ThermoGenesis common shares and warrants		$27,174,000
Fair value of assets acquired:
Cash	$351,000
Receivables	171,000
Inventories	191,000
Clinical protocols	6,041,000
Other intangible assets	2,714,000
Property and equipment	325,000
Other assets	132,000
Total assets	9,925,000
Fair value of liabilities assumed:
Accounts payable	627,000
Related party notes payable	337,000
Other liabilities	680,000
Total liabilities	$1,644,000
Net assets acquired		8,281,000
Preliminary goodwill		$18,893,000

Index
Supplemental Pro Forma Data
The Company used the acquisition method of accounting to account for the Totipotent RX acquisition and, accordingly, the results of TotipotentRX are included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition.  The following unaudited supplemental pro forma data for the quarter and nine months ended March 31, 2014 and 2013 present consolidated information as if the acquisition had been completed on July 1, 2012.  The pro forma results were calculated by combining the results of ThermoGenesis Corp with the stand-alone results of Totipotent RX for the pre-acquisition periods:

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net revenues	$4,099,000	$5,274,000	$12,738,000	$14,897,000
Net loss	$(1,702,000)	$(1,300,000)	$(5,139,000)	$(2,057,000)

The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as the incremental amortization expense in connection with recording acquired identifiable intangible assets at fair value, the incremental payroll expense associated with the new executive salaries resulting from the merger, and the elimination of the impact of historical transactions between ThermoGenesis and TotipotentRX that would have been treated as intercompany transactions had the companies been consolidated.  The unaudited pro forma financial information also excludes certain non-recurring expenses directly attributable to the merger in the amount of $531,000 and $1,933,000 for the three and nine months ended March 31, 2014, respectively, and $275,000 for the three and nine months ended March 31, 2013.

Repayment of Related Party Notes Payable
As of February 18, 2014, TotipotentRX owed $337,000 to two of its officers who have since joined the Company.  In the Merger Agreement, Cesca agreed to pay off the notes payable at closing as follows:  $75,000 cash to each officer for a total of $150,000 and the remainder in shares of common stock.  Approximately 82,000 shares of common stock were issued to satisfy the remainder of the debt.

3.	Intangible Assets

Intangible assets consist of the following based on our preliminary determination of the fair value of identifiable assets acquired (see footnote 2). Clinical protocols have not yet been introduced to the marketplace:

	March 31, 2014
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	7	$324,000	$6,000	$318,000
Licenses	7	354,000	7,000	347,000
Customer relationships	3	439,000	19,000	420,000
Device registration	7	141,000	3,000	138,000
Covenants not to compete	5	1,456,000	36,000	1,420,000
Clinical protocols		6,041,000	--	6,041,000
Total		$8,755,000	$71,000	$8,684,000

Index
Amortization of intangible assets was $71,000 for the three months ended March 31, 2014. Our estimated future amortization expense for years ended June 30, is as follows:

Year Ended June 30,
April 1 – June 30, 2014	$139,000
2015	555,000
2016	555,000
2017	499,000
2018	408,000
Thereafter	487,000
Total	$2,643,000

4.	Commitments and Contingencies

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

On December 31, 2013, we amended and restated the License and Escrow Agreement to delete all of the financial covenants except the minimum cash and short-term investments balance covenant, (2) above, which was reduced to $2,000,000 at the end of any given month.  We are in compliance with this covenant at April 30, 2014.

Contingencies
On April 11, 2013, we filed an answer and counter-claims in response to the complaint Harvest Technologies Corp. (Harvest) filed on October 24, 2012 against the Company in the case captioned as Harvest Technologies Corp. v. ThermoGenesis Corp., 12-cv-01354, U.S. District Court, District of Delaware (Wilmington), with the complaint being amended on February 15, 2013 to name the Company’s customer Celling Technologies, LLC as a defendant.  In the complaint, Harvest contends that our Res-Q 60 System infringes certain Harvest patents. Our counter-claims are based on anti-trust and other alleged improper conduct by Harvest and further seek declarations that the Res-Q 60 System does not infringe the patents and that the patents are invalid.  The Company is vigorously defending itself against the Harvest claims, while aggressively pursuing its separate claims against Harvest.  The Company is unable to ascertain the likelihood of any liability and has not made an accrual for any potential losses as a result of the claims as of March 31, 2014.

During the three months ended September 30, 2012, we were notified by a third party who believes that the Res-Q system infringes upon certain of its US and European patents.  The Company is unable to ascertain the likelihood of any liability and has not made an accrual as of March 31, 2014.

Index
Warranty
We offer a warranty on all of our products of one to two years, except disposable products which we warrant through their expiration date.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited balance sheet.  The change in the warranty liability for the nine months ended March 31, 2014 is summarized in the following table:

Balance at July 1, 2013	$489,000
Warranties issued during the period	132,000
Settlements made during the period	(88,000)
Changes in liability for pre-existing warranties during the period	(145,000)
Balance at March 31, 2014	$388,000

5.	Stockholders’ Equity

Common Stock
On January 30, 2014, the Company completed a private placement of the sale of 3,336,800 shares of its common stock at $2.00 per share, together with warrants to purchase up to an aggregate of 1,668,400 shares of common stock.  The warrants may be exercised by the holders at a price of $2.81 per share starting July 30, 2014 continuing through January 29, 2019.  Net proceeds after expenses from the offering were approximately $5.9 million.

Warrants
The following is a summary of warrant activity during the nine months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at June 30, 2013	1,125,000	$2.64
Warrants granted	1,729,420	$2.79
Outstanding at March 31, 2014	2,854,420	$2.73
Exercisable at March 31, 2014	1,186,020	$2.61

Index
Stock Based Compensation
We recorded stock-based compensation of $178,000 and $462,000 for the three and nine months ended March 31, 2014, and $138,000 and $410,000 for the three and nine months ended March 31, 2013.

The following is a summary of option activity for our stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2013	1,063,750	$2.36

Granted	419,735	$2.08
Exercised	(9,375)	$2.32
Forfeited	(23,625)	$2.28
Expired	(191,250)	$3.43

Outstanding at March 31, 2014	1,259,235	$2.11	2.7	$231,000

Vested and Expected to Vest at March 31, 2014	1,067,000	$2.05	2.4	$195,000

Exercisable at March 31, 2014	587,007	$2.40	1.5	$85,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 327,500 options that were in the money at March 31, 2014.  During the nine months ended March 31, 2014, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $4,000.  There were no options exercised during the nine months ended March 31, 2013.

Common Stock Restricted Awards
The following is a summary of restricted stock activity during the nine months ended March 31, 2014:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Balance at June 30, 2013	390,003	$1.81
Granted	452,500	$2.18
Vested	(181,665)	$1.84
Forfeited	(33,334)	$1.81
Outstanding at March 31, 2014	627,504	$2.07

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

In April 2014, the Company signed a three year operating lease for a facility in Emeryville, California with lease payments of approximately $16,000 a month.

Index
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward‑Looking Statements
This report contains forward-looking statements.  The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein.  When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements.  We wish to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual results for fiscal year 2014 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, failure to meet FDA regulations governing our products and operations and recalls associated with such regulations, the risks associated with initiating manufacturing for new products, failure to meet FCPA regulations, legal proceedings, and the risk factors listed from time to time in our SEC reports, including, in particular, the factors and discussion in the ThermoGenesis Corp Form 10-K for fiscal year 2013.

Overview
Cesca Therapeutics is focused on the research, development, and commercialization of autologous cell-based therapeutics for use in regenerative medicine.  We are a leader in developing and manufacturing automated blood and bone marrow processing systems that enable the separation, processing and preservation of cell and tissue therapy products.  The Company was founded in 1986 and is headquartered in Rancho Cordova, California.  Our growth strategy is to expand our offerings in the development of regenerative medicine tools and partner with other pioneers in the stem cell arena to accelerate our clinical evaluations and our worldwide penetration in this market.

Merger with TotipotentRX
On February 18, 2014, the Company consummated the acquisition of TotipotentRX by merger pursuant to the Agreement and Plan of Merger and Reorganization (Merger Agreement).  TotipotentRX was a privately held biomedical technology company specializing in human clinical trials in the field of regenerative medicine and the exclusive provider of cell-based therapies to the Fortis Healthcare System.  TotipotentRX had two wholly-owned subsidiaries, TotipotentRX Cell Therapy Pvt. Ltd. (TotiRX India) and TotipotentSC Product Pvt. Ltd. (TotiSC India).  The two subsidiaries are located in Gurgaon, a suburb of New Delhi, India.

Stem Cell Therapies
We are currently focusing our clinical therapy efforts in three areas:
•
Critical Limb Ischemia (CLI) - The CLI Phase 1b trial enrolled 17 patients who were considered “no option” patients.  CLI is the last phase of peripheral vascular disease, where the leg is so deprived of blood flow and oxygen, that it has visible signs of gangrenous ulceration.  In each of these cases the surgeon had determined that the patient required major amputation (below the knee) of the leg.  Alternatively, the patient was asked to participate in the study where their bone marrow stem cells were harvested and processed through a Cesca device, and injected into multiple sites along the afflicted limb.  After 12 months 82.4% of the patients had retained their leg and showed measurable improvement in blood flow and pain.

Index
•
Acute Myocardial Infarction (AMI) – This therapy is designed to treat patients who have suffered an acute ST-elevated myocardial infarction (STEMI), a particular and most threatening type of heart attack.  The SurgWerks-AMI treatment is designed to minimize remodeling of the heart from dysfunctional blood pumping action by minimizing the dysfunctional enlarging of the heart.  The entire 4-step bedside treatment takes less than 90 minutes to complete in a single procedure in the heart catheterization laboratory.

•
Bone Marrow Transplant (BMT) – This therapy automates the processing of bone marrow for transplant which has significant advantages over the current standard of care.  Improving cell yield and quality among clinical mismatch and haplod-identical transplants can also yield major advantages.  Due to the lack of qualified donors for bone marrow transplants and the lack of a qualified process, patients typically see poor outcomes.  Our therapy optimizes harvest yield and empowers BMT specialists to find best-case results in determining the balance between a match and GvHD.

Our Products
•
The SurgWerks Platform, a proprietary stem cell therapy point-of-care kit system for treating vascular and orthopedic indications that integrate the following indication specific devices and biologic protocols:

-	Cell harvesting
-	Cell processing and selection
-	Cell diagnostics
-	Cell delivery

•
The MarrowXpress® or MXP System, a derivative product of the AXP and its accompanying disposable bag set, isolates and concentrates stem cells from bone marrow.  The product is an automated, closed, sterile system that volume-reduces blood from bone marrow to a user-defined volume in 30 minutes, while retaining over 90% of the MNCs, a clinically important cell fraction. Self-powered and microprocessor-controlled, the MXP System contains flow control optical sensors that achieve precise separation.  We have received the CE-Mark, enabling commercial sales in Europe, and we received authorization from the FDA to begin marketing the MXP as a Class I device in the U.S. for the preparation of cell concentrate from bone marrow.  However, the safety and effectiveness of this device for in vivo use has not been established.  MXP Platform is an integrated component of The SurgWerks Kit and performs the cell processing and selection.

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

Index
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

Goodwill
Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment.  Our goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value.  We assess qualitative factors to determine if our sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill.

Intangible Assets
Intangible assets are amortized over their estimated useful lives based on expected economic benefit with no residual value. Expenditures of costs to renew or extend the term of a recognized intangible asset and materially extend the useful life are capitalized. Clinical protocols are processes and procedures for a cell therapy for a particular indication.  Clinical protocols are not expected to provide economic benefit until they are introduced to the marketplace.  We perform a test for impairment annually, or more frequently when indicators of impairment are present.

Index
Results of Operations for the Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

Net Revenues
Revenues for the three months ended March 31, 2014 were $4,038,000 compared to $4,892,000 for the three months ended March 31, 2013, a decrease of $854,000.  The decrease is primarily due to a decrease of approximately $600,000 in AXP disposables as our distributors in Asia ordered less product this quarter.  The primary reason for the decline in orders was due to lower consumption of AXP bag sets than projected during the quarter by our largest Asian customer due to a delay in the construction of a new cord blood processing facility where the AXP is being implemented.  Also, revenues from sales of our manual disposables decreased $411,000.  These decreases were offset by an increase in revenues from our BioArchive devices as we shipped three more devices during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013.

The following represents the Company’s revenues by product platform for the three months ended:

	March 31,
	2014	2013

AXP	$1,337,000	$2,013,000
BioArchive	1,651,000	1,053,000
Manual Disposables	318,000	729,000
Bone Marrow	494,000	680,000
Other	238,000	417,000
	$4,038,000	$4,892,000

Gross Profit
The Company’s gross profit was $1,536,000 or 38% of net revenues for the three months ended March 31, 2014, compared to $1,674,000 or 34% for the corresponding fiscal 2013 period.  The increase in gross margin was primarily due to a favorable mix of products sold during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013.

Sales and Marketing Expenses
Sales and marketing expenses were $687,000 for the three months ended March 31, 2014, as compared to $733,000 for the fiscal 2013 period, a decrease of $46,000 or 6%.  Sales and marketing expenses decreased due to the reductions in salaries and benefits that were realized this quarter as a result of the strategic reorganization in October.

Research and Development Expenses
Research and development expenses were $768,000 for the three months ended March 31, 2014, compared to $658,000 for the comparable fiscal 2013 period, an increase of $110,000 or 17%.  The increase is primarily due to costs associated with developing our Vascular Xpress (“VXP”) system for the Acute Myocardial Infarction Rapid Stem Cell Therapy (“AMIRST”) trial and ensuring our products comply with the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive.

General and Administrative Expenses
General and administrative expenses were $1,940,000 for the three months ended March 31, 2014, compared to $1,565,000 for the comparable fiscal 2013 period, an increase of $375,000 or 24%.  The increase was primarily due to bonuses and an increase in salaries and benefits.  The bonuses were awarded during the quarter in recognition of the milestone achievements (acquisition of TotipotentRX and the $6.7 million capital market financing) that occurred during the quarter targeted to create sustained shareholder value in regenerative medicine.  Salaries and benefits increased due to the hiring of a separate chief financial officer in March 2013 and additional personnel as a result of, and to support the merger with, TotipotentRX.

Index
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

	Three Months Ended March 31,
	2014	2013
Loss from operations	$(1,859,000)	$(1,121,000)

Add (subtract):
Depreciation and amortization	260,000	134,000
Stock-based compensation expense	177,000	138,000
Gain on sale of product line	--	(161,000)
Adjusted EBITDA loss	$(1,422,000)	$(1,010,000)

Adjusted EBITDA
The adjusted EBITDA loss was $1,422,000 for the three months ended March 31, 2014 compared to $1,010,000 for the three months ended March 31, 2013.  The adjusted EBITDA loss increased compared to the third quarter in the prior year due to a decrease in revenues associated with the AXP and manual disposables and an increase in salaries, benefits and bonuses.

Index
Results of Operations for the Nine Months Ended March 31, 2014 as Compared to the Nine Months Ended March 31, 2013

Net Revenues
Revenues for the nine months ended March 31, 2014 were $12,150,000 compared to $13,816,000 for the nine months ended March 31, 2013, a decrease of $1,666,000.  The decrease is primarily due to the anticipated decrease in AXP disposable revenues that occurred in the first quarter of fiscal 2014 due to the termination of the GE distribution agreement and the related wind-down of their product inventory.  Also, other revenues decreased as we were still selling ThermoLine and CryoSeal products during the nine months ended March 31, 2013.

The following represents the Company’s revenues by product platform for the nine months ended:

	March 31,
	2014	2013

AXP	$4,667,000	$6,046,000
BioArchive	3,845,000	3,233,000
Manual Disposables	1,338,000	1,696,000
Bone Marrow	1,814,000	1,682,000
Other	486,000	1,159,000
	$12,150,000	$13,816,000

Gross Profit
The Company’s gross profit was $4,716,000 or 39% of net revenues for the nine months ended March 31, 2014, compared to $5,276,000 or 38% for the corresponding fiscal 2013 period.  There was a slight increase in the gross margin as we have experienced lower warranty costs during the nine months ended March 31, 2014 as compared to the fiscal 2013 comparable period.

Sales and Marketing Expenses
Sales and marketing expenses were $2,115,000 for the nine months ended March 31, 2014, compared to $2,124,000 for the comparable fiscal 2013 period, a decrease of $9,000.  The decrease is primarily due to a reduction in salaries and benefits as a result of the October 2013 strategic reorganization.

Research and Development Expenses
Research and development expenses were $2,398,000 for the nine months ended March 31, 2014, compared to $2,210,000 for the comparable fiscal 2013 period, an increase of $188,000 or 9%.  The increase is primarily due to costs associated with developing our VXP system and ensuring our products comply with the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive.

General and Administrative Expenses
General and administrative expenses were $5,964,000 for the nine months ended March 31, 2014, compared to $3,790,000 for the comparable fiscal 2013 period, an increase of $2,174,000 or 57%.  The increase is primarily due to pre-merger costs associated with legal and professional fees and an increase in salaries and benefits.

Index
Gain on Sale of Product Line
During the nine months ended March 31, 2013, the Company recognized a gain of $2,000,000 on the sale of certain intangible assets related to the CryoSeal product line, including all associated patents and engineering files and $161,000 on the sale of the ThermoLine product line.

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

	Nine Months Ended March 31,
	2014	2013
Loss from operations	$(5,761,000)	$(687,000)

Add (subtract):
Depreciation and amortization	587,000	400,000
Stock-based compensation expense	462,000	410,000
Gain on sale of product line	--	(2,161,000)
Adjusted EBITDA loss	$(4,712,000)	$(2,038,000)

Adjusted EBITDA
The adjusted EBITDA loss was $4,712,000 for the nine months ended March 31, 2014 compared to $2,038,000 for the nine months ended March 31, 2013.  The adjusted EBITDA loss increased compared to the first nine months in the prior year due to expenses associated with the pre-merger activities and a decrease in revenues from AXP disposables.

Liquidity and Capital Resources
At March 31, 2014, we had cash and cash equivalents of $6,575,000 and working capital of $11,648,000.  This compares to cash and cash equivalents of $6,884,000 and working capital of $11,125,000 at June 30, 2013.  The Company has primarily financed operations through private and public placement of equity securities and the sale of certain non-core assets.  On January 30, 2014, we completed a private placement of 3,336,800 shares of common stock, plus 1,668,400 warrants for net proceeds of $5.9 million.

Net cash used in operating activities for the nine months ended March 31, 2014 was $6,096,000 compared to $2,497,000 for the nine months ended March 31, 2013.  The increase is primarily due to the net loss of $5,761,000.

Based on our cash balance after the January 30, 2014 private placement, historical trends, cost reductions and future revenue projections, we believe our current funds are sufficient to provide for our projected needs to maintain operations and working capital requirements for at least the next 12 months.  However, in order to maximize the value of our clinical trials and accelerate the planned commercialization of our products in connection with the merger with TotipotentRX, we intend to raise approximately $10 to $15 million for investing in the planned clinical development strategy over 36 months.  Effective December 31, 2013, we amended the Technology License and Escrow Agreement with Cord Blood Registry Systems, Inc.  The amendment deleted all of the financial covenants, except the minimum cash and short-term investments balance covenant which it reduced to $2,000,000 at any month end.  Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control.  Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities.  We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all see Part I Item 1A – Risk Factors.

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

During the quarter ended March 31, 2014, we completed the acquisition of TotipotentRX.  TotipotentRX was a private company and has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject.  During the audit of TotipotentRX’s financial statements for the year ended December 31, 2012, TotipotentRX’s independent registered public accounting firm determined that a material weakness existed in its internal control over financial reporting as TotipotentRX did not have adequate personnel and information systems in place to prepare financial statements on a timely basis, including accrual accounting, non-routine data processes and estimation processes and procedures over financial accounting and reporting.   As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the TotipotentRX subsidiaries and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type.  Our report on our internal control over financial reporting in the Annual Report on Form 10-K for the year ending June 30, 2014 will include a scope exception that excludes the acquired TotipotentRX subsidiaries in order for management to have sufficient time to evaluate and implement our internal control over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2014  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Index
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
In the normal course of operations, we may have disagreements or disputes with distributors, vendors or employees.  Such potential disputes are seen by management as a normal part.

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

We Intend To Rely On Third Parties For Certain Functions In Conducting Clinical Trials Of Our Product Candidates.  We intend to rely on third parties for certain clinical trial activities of our products.  In this regard, we have, through our merger with TotipotentRX, entered into an agreement with Fortis Healthcare Limited, a hospital chain networked throughout India and Asia, where we act as an exclusive regenerative medicine service provider to Fortis Healthcare and which arrangement expires in May 2016.  Additionally, we receive certain discounts from Fortis Healthcare for clinical and hospital services specific to conducting early clinical trials in their organization.  If the agreement is not renewed or is terminated by Fortis, we will have to find other entities or organizations to fulfill Fortis’ favorable cost structure thus jeopardizing or delaying development of our products.

Index
Delays In The Commencement Or Completion Of Clinical Testing Of Our Products Could Result In Increased Costs To Us And Delay Our Ability To Generate Revenues.  Delays in the commencement or completion of clinical testing could significantly impact our product development costs.  We do not know whether current or planned clinical trials will begin on time or be completed on schedule, if at all.  The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	Obtaining regulatory approval to commence a clinical trial;
•	Reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites for Phase II and III trials;
•	Obtaining proper devices for any or all of the combination product candidates;
•	Obtaining institutional review board approval to conduct a clinical trial at a prospective site; and
•	Recruiting participants for a clinical trial.

In addition, once a clinical trial has begun, it may be suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

•	Failure to conduct the clinical trial in accordance with regulatory requirements;
•	Inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
•	Failure to achieve certain efficacy and/or safety standards;
•	Reports of serious adverse events including but not limited to death of trial subjects; or
•	Lack of adequate funding to continue the clinical trial.

Our clinical therapy candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs that we expect to be pursuing.

An Inability to Successfully Integrate Operations Could Adversely Affect the Combined Business.  The ability to fulfill our strategy and business plan is dependent on our ability to successfully integrate our operations.  Failure to quickly and adequately integrate operations and personnel could adversely affect the combined company’s business and its ability to achieve its objectives and strategy.

We May Not Be Able to Successfully Integrate our Business, or to Realize the Anticipated Synergies of the Combined Businesses.  Our merger with TotipotentRX represents a significant investment by both companies.   The merger will require significant attention and resources of management which could reduce the likelihood of achievement of other corporate goals. The additional financing needs created by the combined company will also require additional management time to address. There is no assurance that we will realize synergies in the scientific, clinical, regulatory, or other areas as we currently contemplate.

We Will Need to Raise Additional Capital in Furtherance of our Business Plan.  In order to maximize the value of our clinical trials and accelerate the planned commercialization of our products in connection with the merger with TotipotentRX, we intend to raise approximately $10 to $15 million for investing in the planned clinical development strategy over 36 months.  The proposed financing may include shares of common stock and warrants to purchase additional shares of common stock, equity investments from strategic development partners or some combination of each.  Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to, the combined company’s stockholders.

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

We have Limited Operating History In the Emerging Regenerative Medicine Industry.  Through the merger with TotipotentRX, we are in the business of research, development and commercialization of autologous cell-based therapeutics for use in the emerging regenerative medicine industry, and therefore, we have a limited operating history in such industry on which to base an evaluation of our business and prospects.  We will be subject to the risks inherent in the operation of a company in an emerging industry such as regulatory setbacks and delays, fluctuations in expenses, competition, and governmental regulation.

Our Potential Products And Technologies Are In Early Stages Of Development.  The development of new cell therapy combination products (pharmaceutical products) is a highly risky undertaking, and there can be no assurance that any future research and development efforts we may undertake will be successful. Our potential products in vascular, orthopedic and wound care indications will require extensive additional research and development and regulatory approval before any commercial introduction.  There can be no assurance that any future research, development and clinical trial efforts will result in viable products or meet efficacy standards.

We rely on other third parties for various miscellaneous clinical trial activities.  Any one of these third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations with us in a timely manner or at all.

We Do Not Have Commercial-Scale Manufacturing Capability And Lack Commercial Manufacturing Experience.  We operate GMP manufacturing facilities for both devices and cellular production; however, they are not of sufficient size for medium to large commercial production of product candidates.  We will not have large scale experience in cell-drug formulation or manufacturing, and will lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale.  Accordingly, we expect to depend on third-party contract manufacturers for the foreseeable future.  Any performance failure on the part of our contract manufacturers could delay clinical development, regulatory approval or commercialization of our current or future products, depriving us of potential product revenues and resulting in additional losses.

Index
We Have Limited Sales, Marketing and Distribution Experience in Pharmaceutical Products.  We have limited experience in the sales, marketing, and distribution of pharmaceutical products.  There can be no assurance that we will be able to establish sales, marketing, and distribution capabilities or make arrangements with current collaborators or others to perform such activities or that such efforts will be successful.  If we decide to market any of our new products directly, we must either partner, acquire or internally develop a marketing and sales force with technical expertise and with supporting distribution capabilities.  The acquisition or development of a sales, marketing and distribution infrastructure would require substantial resources, which may not be available to us or, even if available, divert the attention of our management and key personnel, and have a negative impact on further product development efforts.

We May Seek To Enter Into Collaborative Arrangements To Develop and Commercialize Our Products Which May Not Be Successful.  We may seek to enter into collaborative arrangements to develop and commercialize some of our potential products both in North America and international markets.  There can be no assurance that we will be able to negotiate collaborative arrangements on favorable terms or at all or that our current or future collaborative arrangements will be successful.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosure.
Not applicable.

Item 5.	Other Information.
None.

Index
Item 6.	Exhibits.
3.2.1	Bylaws of Cesca Therapeutics Inc. (1)
3.4	Certificate of Merger. (2)
10.18	Sales and Purchase Agreement between ThermoGenesis Corp. and CBR Systems, Inc. dated December 31, 2013. (3)
10.6.1	Amended and Restated 2006 Equity Incentive Plan. (1)
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index
(1)	Incorporated by reference to Cesca Therapeutics Inc. Current Report Form 8-K filed with the SEC on May 1, 2014.
(2)	Incorporated by reference to Cesca Therapeutics Inc. Current Report on Form 8-K filed with the SEC on February 18, 2014.
(3)	Incorporated by reference to Cesca Therapeutics Inc. Current Report Form 8-K filed with the SEC on January 7, 2014.
‡	XBRL information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

Index
Cesca Therapeutics Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cesca Therapeutics Inc. (Registrant)

Dated: May 15, 2014	/s/ Matthew T. Plavan
Matthew T. Plavan Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2014	/s/ Dan T. Bessey
Dan T. Bessey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)