Form 10-K/A
period 2014-06-30
CESCA THERAPEUTICS INC.
filed 2014-10-28
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2014

Commission File Number: 000-16375

CESCA THERAPEUTICS INC.
(Formerly ThermoGenesis Corp.)
(Name of Registrant as Specified In Its Charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates as of December 31, 2013 (the last trading day of the second quarter) was $16,790,804 based on the closing sale price on such day.

As of October 23, 2014, 40,286,511 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended June 30, 2014 of Cesca Therapeutics Inc. (the “Company,” “we”, “our”) originally filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2014 (the “Original Filing”). This Amendment is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

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

CESCA THERAPEUTICS INC.
ANNUAL REPORT ON FORM 10-K/A

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

Our bylaws presently provide that the authorized number of directors may be fixed by resolution of the Board from time to time, with a minimum of not less than three (3) directors and a maximum of seven (7) directors. The Board currently has fixed the authorized number of directors at six (6).

Nominee	Age
Craig W. Moore	70

Patrick J. McEnany	67

Mahendra S. Rao, MD, PhD	53

Robin C. Stracey	56

Matthew T. Plavan	50

Kenneth L. Harris	50

Biographies

Craig W. Moore, Chairman	Director since 2009
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

Mahendra S. Rao, MD, PhD	Director rejoined in 2014
Dr. Rao rejoined the Board of Directors in April 2014. He had previously been a member of our Board of Directors from 2008 – 2011. Dr. Rao was the Director and Chief of Laboratory of Stem Cell Biology at the National Institute of Health (NIH) from 2011 through 2014. He has been the Vice President, Regenerative Medicine at Invitrogen (IVGN) since January 2006. From May 2001 through October 2005 he was Stem Cell Section Chief and Senior Investigator at the National Institute on Aging’s Laboratory of Neuroscience. He has also held associate professor positions at both the Johns Hopkins University and the University of Utah Schools of Medicine, and at the National Center for Biological Science in India. Dr. Rao has served as Chairman of the FDA’s Cell and Gene Therapy Advisory Committee and is the founder of Q Therapeutics, a company working on the development of cellular therapy to treat multiple sclerosis. He holds degrees from Bombay University in India and earned his Ph.D. in Biology from California Institute of Technology. He also conducted post-doctorate studies at Case Western Reserve University and Caltech. Dr. Rao brings his clinical, corporate and regulatory experience in the stem cell therapy field to our Board. Dr. Rao is one of our independent directors.

Robin C. Stracey	Director since 2011
Robin C. Stracey was appointed to the Board of Directors in July 2011. Since June 2013 he has served as Managing Director of Apex Life Science Advisors LLC. From July 2012 to June 2014, he was Director, President and Chief Executive Officer of Integrated Fluidics, Inc., a privately-held microfluidics company. Currently, he is Director and interim CEO. From December 2007 to April 2012 he was the President and Chief Executive Officer of Cantimer Incorporated, a privately-held biosensor company. From November 2003 to March 2007, Mr. Stracey was Director, President and Chief Executive Officer of Applied Imaging Corporation, a publicly-traded, computer-aided diagnostics company that is now part of Danaher Corporation. Previously, Mr. Stracey was the Vice President and General Manager of a Chromatography and Mass Spectrometry business unit of Thermo Electron Corporation, now Thermo Fisher Scientific, the world’s largest supplier of laboratory equipment and reagents to life scientists. He also served as a Corporate Vice President at Dade Behring Inc., a leading supplier of clinical diagnostic products that is now part of Siemens Healthcare. Mr. Stracey has a Bachelor of Science degree with honors from the University of Nottingham in the United Kingdom and is a graduate of the Executive Program at the Stanford University Graduate School of Business. Mr. Stracey brings leadership, corporate and healthcare industry experience to our Board. Mr. Stracey is one of our independent directors.

Matthew T. Plavan	Director since 2012
In January of 2012, Mr. Matthew Plavan was named Chief Executive Officer and a member of the Board of Directors. Prior to being named Chief Executive Officer, he served as Chief Financial Officer and Executive Vice President, Business Development and has also served as interim Chief Executive Officer and Chief Operating Officer. Mr. Plavan joined ThermoGenesis in May 2005 as Chief Financial Officer. Before joining the Company, Mr. Plavan served from 2002 to 2005 as Chief Financial Officer of StrionAir, Inc., an air purification product development and marketing company. Prior to that, Mr. Plavan was the Chief Financial Officer for a wireless device management company, Reason Inc., from 2000 to 2002. During the preceding seven years, 1993 through 2000, Mr. Plavan served in a number of key financial and operating leadership roles within McKesson and McKesson-acquired companies, including Vice President of Finance for a $300 million ehealth division. Prior to that, Mr. Plavan was an audit manager in the Audit and Risk Advisory Services group of Ernst & Young LLP. Mr. Plavan became a Certified Public Accountant in 1992. Mr. Plavan earned his bachelor’s degree in business economics from the University of California at Santa Barbara. Mr. Plavan brings his leadership and deep knowledge of the Company’s business to our Board

Kenneth L. Harris	Director since 2014
Kenneth L. Harris was appointed to the Board of Directors in February 2014 pursuant to the terms of and upon completion of the Merger between ThermoGenesis Corp. and TotipotentRX. Mr. Harris has served as the Chairman and Chief Executive Officer of TotipotentRX Corporation and MK Alliance, Inc. from January 2008 through the Merger with ThermoGenesis. Prior to that Mr. Harris was the Corporate Senior Vice President and Global President of BioSciences, a $120 million business unit at Pall Corporation (NYSE:PLL) from 2000 to 2008. Mr. Harris has served in a number of key biotechnology and biomedical roles at InVitro International, Qiagen GmbH, Amersham Life Sciences (now GE Life Sciences) and Boehringer Mannheim (now Roche Diagnostics). Mr. Harris is a frequent speaker at international conferences, and a thought leader in the evolving specialized field of conducting cellular clinical therapies. He holds a bachelor’s degree in microbiology from Indiana University, Bloomington, and graduate molecular biology training at Indiana University School of Medicine, Indianapolis. Mr. Harris brings more than 25 years of biotechnology and cellular biology leadership and executive management with cell therapy inventorship to our Board.

EXECUTIVE OFFICERS

Set forth below is information about the executive officers of the Company:

Name	Position	Age
Mr. Matthew Plavan	Chief Executive Officer	50
Mr. Dan Bessey	Chief Financial Officer	49
Mr. Ken Harris	President, appointed on February 18, 2014	50
Mr. Mitchel Sivilotti	Chief Biologist, appointed on February 18, 2014	37
Mr. Kenneth Pappa	VP, Manufacturing & IT	53

Executive officers serve at the pleasure of the Board. There are no family relationships between any of the directors, executive officers or key employees.

Biographies

The biographies for Messrs. Plavan and Harris can be found under Proposal 1 – Election of Directors.

Mr. Dan T. Bessey joined Cesca in March 2013 as Chief Financial Officer. Mr. Bessey previously served from 2008 to 2012 as Vice President and Chief Financial Officer of SureWest Communications (SURW), a telecommunications company. Mr. Bessey was with SureWest Communications since 1995 and served in a number of key financial leadership roles, including Vice President of Finance, Controller and Director of Corporate Finance. Prior to joining SureWest Communications, Mr. Bessey was with Ernst & Young LLP. Mr. Bessey is a Certified Public Accountant and has a B.S. degree in Business Administration with a concentration in Accountancy from California State University – Sacramento, where he graduated Magna Cum Laude.

Mr. Mitchel Sivilotti joined Cesca as a key employee pursuant to the terms of the merger with TotipotentRX. Prior to the merger, Mr. Sivilotti co-founded TotipotentRX Corporation (formerly MK Alliance, Inc.) where he served as Chief Executive Officer and Director from 2008 to 2012 and as President and Director from 2012 to 2013 and Chief Biologist and Director of TotipotentRX until the merger. From 2003 to 2007, Mr. Sivilotti served in various key technical and business leadership roles at Pall Corporation (PLL:NYSE), completing his tenure as Global Marketing Manager, Regenerative Medicine from 2006-2007. Mr. Sivilotti holds a bachelor’s degree in Biology (Honors Genetics) from the University of Western Ontario (London, Canada) and a graduate degree in Cellular and Molecular Biology from the University Laval (Quebec, Canada).

Mr. Kenneth A. Pappa joined Cesca in April 2006 and currently is the Vice President of Manufacturing and IT. Over the last five years he has held the following positions: Senior Director of Internal Operations, Vice President of Manufacturing, Vice President of Engineering, Manufacturing and Quality Assurance and Vice President of Manufacturing and Engineering. Prior to joining Cesca Therapeutics Inc., Mr. Pappa held various positions with Hewlett Packard–Agilent Technologies, including Manufacturing Controller and Senior Operations Manager. Mr. Pappa has a BS in Business Administration-Accounting and a MBA from San Jose State University. Mr. Pappa became a Certified Public Accountant in 1988 and is a member of the American Institute of Certified Public Accountants.

CORPORATE GOVERNANCE

General
Our Board of Directors believes that good corporate governance is important to ensure that Cesca Therapeutics Inc. is managed for the long-term benefit of our stockholders. This section describes key corporate governance guidelines and practices that we have adopted. Complete copies of our corporate governance guidelines, committee charters and code of ethical conduct described below are available under the investor information section of our website at www.cescatherapeutics.com.

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

Governance and Nominating Committee
The Governance and Nominating Committee was formed to address general governance and policy oversight; succession planning; to identify qualified individuals to become prospective Board members and make recommendations regarding nominations for the Board of Directors; to advise the Board with respect to appropriate composition of Board committees; to advise the Board about and develop and recommend to the Board appropriate corporate governance documents and assist the Board in implementing guidelines; to oversee the annual evaluation of the Board and the Company’s Chief Executive Officer, and to perform such other functions as the Board may assign to the committee from time to time. The Governance and Nominating Committee has a Charter which is available on the Company’s website at www.cescatherapeutics.com. The Governance and Nominating Committee consists of three independent directors: Mr. McEnany (Governance and Nominating Committee Chairman), Mr. Moore and Mr. Stracey.

Audit Committee
The Audit Committee of the Board of Directors makes recommendations regarding the retention of the independent registered public accounting firm, reviews the scope of the annual audit undertaken by our independent registered public accounting firm and the progress and results of their work, reviews our financial statements, and oversees the internal controls over financial reporting and corporate programs to ensure compliance with applicable laws. The Audit Committee reviews the services performed by the independent registered public accounting firm and determines whether they are compatible with maintaining the registered public accounting firm's independence. The Audit Committee has a Charter, which is reviewed annually and as may be required due to changes in industry accounting practices or the promulgation of new rules or guidance documents. The Audit Committee Charter is available on the Company’s website at www.cescatherapeutics.com. The Audit Committee consists of three independent directors as determined by NASDAQ rules: Mr. Moore (Audit Committee Chairman), Mr. Stracey and Mr. McEnany. Mr. Moore and Mr. McEnany are qualified as Audit Committee Financial Experts as defined in Regulation S-K Item 407(d)(5)(ii).

Compensation Committee
The Compensation Committee of the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our Chief Executive Officer and Chief Financial Officer, administers the Company’s stock option plans and other benefit plans, and considers other matters as may, from time to time, be referred to them by the Board of Directors. The Compensation Committee has a charter which is available on the Company’s website at www.cescatherapeutics.com. The Compensation Committee consists of three independent directors: Mr. Stracey (Compensation Committee Chairman), Mr. Moore and Mr. McEnany.

Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee served at any time as an officer or employee of ours. In addition, none of our executive officers serves as a member of the compensation committee of any entity that has one or more executive officers serving as a member of our Compensation Committee.

Board and Committee Meetings and Attendance
In fiscal 2014, the Board of Directors met twenty three (23) times, the Audit Committee met five (5) times, the Compensation Committee met seven (7) times and the Governance and Nominating Committee met three (3) times. Each director attended at least 75% of the meetings of the Board of Directors held while serving as a director. Each director attended all of the meetings of the committees upon which he served. All Directors nominated at the prior annual meeting of stockholders attended except for Dr. Rao due to travel conflicts. The Board encourages, but does not require Directors to attend the Annual Meeting of Stockholders.

Stockholders may send communications to the Board by mail to the Chairman of the Board, Cesca Therapeutics Inc., 2711 Citrus Road, Rancho Cordova, California 95742.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities and Exchange Commission in fiscal 2014, directors and officers of the Company and persons who own more than 10% of the Company’s common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, except for Mr. Stracey and Mr. Moore who were one day late filing a Form 4 due to administrative oversight.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including our Chief Executive Officer and Chief Financial Officer, Controller or any person performing similar functions. A copy of our code of ethics can be found on our website at www.cescatherapeutics.com. The Company will report any amendment or waiver to the code of ethics on our website within five (5) days.

ITEM 11.	EXECUTIVE COMPENSATION.

This compensation discussion and analysis describes the material elements of the Company’s compensation programs as they relate to our executive officers who are listed in the compensation tables appearing elsewhere in this proxy statement. Notwithstanding that as the Company is a Smaller Reporting Company as defined by SEC rules, and, therefore only required to provide the information under Section 402(m) of Regulation S-K, the Company is providing this general discussion to set forth the Compensation Committee’s general philosophy regarding the Company’s compensation program. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes, but also describes other arrangements and actions taken since the end of fiscal 2014 to the extent such discussion enhances the understanding of our executive compensation for fiscal 2014. Throughout this proxy statement, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2014, as well as the other individuals included in the Summary Compensation Table, are referred to as the “named executive officers” or “NEOs”.

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

Management plays a role in the compensation-setting process. The most significant aspects of management’s role are to evaluate employee performance and recommend salary levels and equity compensation awards. Our Chief Executive Officer and Chief Financial Officer often make recommendations to the Compensation Committee and the Board concerning compensation for other executive officers. Our Chief Executive Officer is a member of the Board, but neither the Chief Executive Officer nor Chief Financial Officer participates in Board decisions regarding any aspect of their own compensation. The Compensation Committee can retain independent advisors or consultants and has done so in the past. As part of its analysis and assessment, the Compensation Committee utilized a compensation assessment report prepared by Radford, an Aon Hewitt Company an independent compensation consultant. Radford helped formulate compensation policy, strategy, and design, and advised on overall best practices. In connection with the executive compensation analysis and assessment, Radford developed an appropriate peer group and provided the Compensation Committee with base pay, short-term incentive and long-term equity incentive market data from the peer group. Radford also advised the Compensation Committee on cash and equity compensation specifically for the directors and officers.

Compensation Philosophy

The Compensation Committee emphasizes the important link between the Company’s performance, which ultimately affects stockholder value, and the compensation of its executives. Therefore, the primary goal of the Company’s executive compensation policy is to align the interests of the executive officers with the interests of the stockholders. In order to achieve this goal, the Company attempts to, (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to the long term success of the Company and reward them for their efforts in ensuring the success of the Company, (ii) align the Company’s compensation programs with the Company’s long-term business strategies and objectives, and (iii) provide variable compensation opportunities that are directly linked to the Company’s performance and stockholder value, including an equity stake in the Company.

Our named executive officers’ compensation utilizes three primary components:

•	base salary
•	short-term incentive (“STI”)
•	long-term incentive ("LTI")

Elements of Rewards

There are three basic components of compensation: (i) base pay to provide a source of regular income; (ii) STI compensation to drive short-term performance; and (iii) LTI compensation to align management and shareholder incentives to create long-term value in the Company. The Compensation Committee believes that the STI award provides a sufficient amount of "at risk" incentive compensation tied to specific targets and objectives to properly motivate executives to achieve the desired short-term results. The LTI may be comprised of time-based stock awards and stock options, which the Compensation Committee believes motivates the executives to increase shareholder value over time. Additionally, the Compensation Committee may award discretionary bonuses to certain executives based on the individual’s contribution to the achievement of the Company’s strategic objectives.

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

In establishing compensation packages for executive officers, numerous factors are considered, including the particular executive’s experience, expertise and performance, our Company’s overall performance and compensation packages available in the marketplace for similar positions. In arriving at amounts for each component of compensation, our Compensation Committee strives to strike an appropriate balance between base compensation and incentive compensation. The Compensation Committee also endeavors to properly allocate between cash and non-cash compensation and between annual and long-term compensation. The Company has entered into employment agreements with Mr. Plavan, our Chief Executive Officer, Mr. Bessey our Chief Financial Officer, Mr. Harris, our President and Mr. Sivilotti, our Chief Biologist.

Base Salary

The Company provides executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Subject to the provisions contained in employment agreements with executive officers concerning base salary amounts, base salaries of the executive officers are established based upon compensation data of comparable companies in our market, the executive’s job responsibilities, level of experience, individual performance and contribution to the business. We believe it is important for the Company to provide adequate fixed compensation to highly qualified executives in our competitive industry. In making base salary decisions, the Compensation Committee uses its discretion and judgment based upon personal knowledge of industry practice, but does not apply any specific formula to determine the base salaries for the executive officers. In connection with the Company’s annual review and planning for the new fiscal year, the Compensation Committee noted certain executive officer’s salary were below the 25th percentile for companies discussed in the Radford report and increased certain executives’ salaries in March and August 2014 to bring them to the market’s 25th percentile.

Chief Executive Officer. Effective October 25, 2013, the Company entered into an employment agreement with Mr. Plavan where he would continue to serve as Chief Executive Officer. The agreement did not change Mr. Plavan’s base salary rate of $315,000. Effective March 1, 2014, after review of the Radford report and in consideration of, among other things, the acquisition of TotiPotentRX by merger and raising of capital, Mr. Plavan’s annual base salary was increased to $425,000, which represents the 25th percentile of market base pay for CEO positions in the life science peer group.

President. In connection with the merger with TotiPotentRX in February 2014, Mr. Harris joined the Company as President with an annual base salary of $280,000. Effective August 19, 2014, after consideration of the Radford report, among other factors, Mr. Harris’s annual base salary was increased to $338,000, which represents the 25th percentile of market base pay for similar positions.

Chief Financial Officer. In March 2013, Mr. Bessey joined the Company as Chief Financial Officer with an annual base salary of $250,000. Effective March 1, 2014, after review of the Radford report and in consideration of, among other things, the acquisition of TotiPotentRX by merger and raising of capital, Mr. Bessey’s annual base salary was increased to $280,000, which represents the 25th percentile of market base pay for CFO positions in the life science peer group..

Chief Biologist, In connection with the merger with TotiPotentRX in February 2014, Mr. Sivilotti joined the Company as Chief Biologist with an annual base salary of $215,000. Effective August 19, 2014, after review of the Radford report, among other factors, Mr. Sivilotti’s annual base salary was increased to $245,000, which represents the 25th percentile of market base pay for similar positions in the life science peer group.

Vice President of Manufacturing and IT. In December 2009, Mr. Pappa was appointed Vice President of Manufacturing, in September 2011 he was appointed Vice President of Manufacturing and Engineering and in February 2013, he transitioned into Vice President of Manufacturing and IT. Mr. Pappa’s salary was $245,000 and effective March 1, 2014, after review of the Radford report, among other factors, Mr. Pappa’s annual base salary was increased to $250,000, which represents the 25th percentile of market base pay for top Operations Executive positions in the life science peer group.

Vice President, Commercial Operations and Marketing. Mr. Baker joined the Company as Vice President of Sales in August 2009. Mr. Baker’s salary was $262,500 in fiscal 2014, until his termination on April 10, 2014.

Employment Agreements

Mr. Plavan. The Company entered into an employment agreement with Mr. Plavan to continue to serve as Chief Executive Officer. In addition to his base salary, Mr. Plavan will be entitled to cash and stock bonuses and stock options or restricted stock grants as determined by the Compensation Committee. Further, Mr. Plavan shall participate in all of the Company’s benefit programs in substantially the same manner and to substantially the same extent as other similar employees of the Company.

In the event that Mr. Plavan is terminated without cause by the Company, or delivers his termination for good reason to the Company, Mr. Plavan shall be paid, in addition to his salary earned up until the termination date, a sum equal to twelve months of his base salary in effect as of the termination date. Further Mr. Plavan’s outstanding options to acquire the Company’s common stock and restricted common stock awards which would have otherwise vested by the later of July 31, 2015, or within nine months of the termination date, shall immediately vest.

In the event that Mr. Plavan is terminated without cause by, or delivers his termination for good reason to, the Company, and such termination occurs three months prior to or within one year of a change in control, Mr. Plavan shall be paid, in addition to his salary earned up until the termination date, (i) a lump sum equal to eighteen months of his base salary in effect as of the termination date; and (ii) a lump sum cash payment equal to one and one-half times Mr. Plavan’s most recently established annual short-term incentive target award. In addition, all of Mr. Plavan’s outstanding options to acquire the Company’s common stock or restricted stock awards which have not vested as of the termination date shall immediately vest.

Mr. Bessey. The Company entered into an employment agreement with Mr. Bessey to continue to serve as Chief Financial Officer. In addition to his base salary, Mr. Bessey will be entitled to cash and stock bonuses and stock options or restricted stock grants as determined by the Compensation Committee. Further, Mr. Bessey shall participate in all of the Company’s fringe benefit programs in substantially the same manner and to substantially the same extent as other similar employees of the Company.

In the event that Mr. Bessey is terminated without cause by the Company, or delivers his termination for good reason to the Company, Mr. Bessey shall be paid, in addition to his salary earned up until the termination date, a sum equal to nine months of his base salary in effect as of the termination date. Further Mr. Bessey’s outstanding options to acquire the Company’s common stock and restricted common stock awards which would have otherwise vested within six months of the termination date shall immediately vest.

In the event that Mr. Bessey is terminated without cause by, or delivers his termination for good reason to, the Company, and such termination occurs three months prior to or within one year of a change in control, Mr. Bessey shall be paid, in addition to his salary earned up until the termination date, (i) a lump sum equal to twelve months of his base salary in effect as of the termination date; and (ii) a lump sum cash payment equal to one times Mr. Bessey’s most recently established annual short-term incentive target award. In addition, all of Mr. Bessey’s outstanding options to acquire the Company’s common stock or restricted stock awards which have not vested as of the termination date shall immediately vest.

In connection with the Company’s acquisition of TotipotentRX by merger, the Company entered into employment agreements with Mr. Harris and Mr. Sivilotti, which were effective on the closing date of the merger on February 18, 2014.

Mr. Harris. Under the terms of the employment agreement with Mr. Harris, Mr. Harris shall serve as President of Company. For his services, Mr. Harris will receive a base salary plus a bonus in amount equal to a portion of his then base salary based on performance criteria to be determined by Mr. Harris and Cesca’s chief executive officer. In addition, Mr. Harris was granted shares of Cesca restricted stock and six-year options to purchase shares of common stock at an exercise price equal to the fair market value as of the effective date of the Merger, with such restricted stock and options subject to three year vesting. Mr. Harris was paid a $40,000 relocation bonus to move to the San Francisco-Bay Area. Mr. Harris also receives a $1,000 monthly auto allowance and participates in other benefits granted to other employees of Cesca. In the event that Mr. Harris’ employment is terminated without cause or Mr. Harris terminates employment for good reason, he shall receive severance equal to 18 months of his then base salary, plus any unpaid, but earned, bonus. In addition to the foregoing, Mr. Harris shall be paid an additional six months of his then base salary if he is not re-nominated or not re-elected for a specified period to the Cesca Board of Directors which shall be deemed good reason for termination of employment. If Mr. Harris is terminated without cause or Mr. Harris terminates employment for good reason in connection with a change in control, Mr. Harris shall receive severance equal to 18 months of his then base salary, a monthly $2,000 stipend for a specified period, a bonus equal to, in general, 35.0% of his base salary and all unvested restricted stock and options will vest. Finally, if Mr. Harris is no longer an employee of Cesca other than for good reason, termination without cause or change in control, he shall immediately resign as a member of the Cesca Board.

Mr. Sivilotti. Under the terms of the employment agreement with Mr. Sivilotti, he will receive a base salary plus a bonus equal to a portion of his then base salary based on performance criteria to be determined by Mr. Sivilotti and Cesca’s chief executive officer. In addition, Mr. Sivilotti was granted shares of Cesca restricted stock and six-year options to purchase shares of common stock at an exercise price equal to the fair market value as of the Effective Date of the Merger, with such restricted stock and options subject to three year vesting. Mr. Sivilotti was also paid a $40,000 relocation bonus to move to the San Francisco-Bay Area. Mr. Sivilotti will also receive a $1,000 monthly auto allowance and be able to participate in other benefits granted to other employees of Cesca. In the event that Mr. Sivilotti’s employment is terminated without cause or Mr. Sivilotti terminates employment for good reason, he shall receive severance equal to 18 months of his then base salary, plus any unpaid bonus. If Mr. Sivilotti’s employment is terminated without cause or Mr. Sivilotti terminates employment for good reason in connection with a change in control, Mr. Sivilotti shall receive severance equal to 18 months of his then base salary, a monthly $2,000 stipend for a specified period, a bonus equal to, in general, 35.0% of his base salary and all unvested restricted stock and options will vest.

Determination by the Committee for Executive Compensation for Fiscal Year 2015

Subsequent to the year ended June 30, 2014, on August 19, 2014, the Compensation Committee made the following decisions regarding base pay, STI compensation and LTI compensation for the Company’s NEOs.

Base Pay. In determining the total direct compensation for the NEO’s for fiscal year ending June 30, 2015, the Compensation Committee noted and considered that certain NEO’s salaries were below the 25th percentile for companies discussed in the Radford assessment. In addition, the Compensation Committee also noted that certain NEO’s received an increase in salary in March, 2014. After giving consideration to the information contained in the Radford assessment and other information, the Compensation Committee increased the base pay for Kenneth Harris and Mitchel Sivilotti to $338,000 and $245,000, respectively. The increase in base pay for Messrs. Harris and Sivilotti brings the Company’s NEO’s base pay to the approximate base pay for the market 25th percentile as indicated in the Radford assessment. In light of the increase in salary to the other NEOs in March 2014, the Compensation Committee did not change the base salaries of such other NEOs.

Short-Term Incentive (STI). For the fiscal year 2015, the Compensation Committee has approved the following business objectives subject to STI with the following weights: (i) Achieving FDA approval of IDE/PMA and launch of the CLI pivotal trial - 50%; (ii) achieving gross profit targets from core business, maintaining certain cash reserves and obtaining additional financing – 20% ; and (iii) increasing market capitalization – 30%. The payout of STI, if any, may consist of cash or restricted stock as determined by the Committee. The percentage of each NEO’s base salary that is subject to STI is as follows:

Named Executive Officer	Percentage of Base Salary subject to STI
Matthew Plavan, Chief Executive Officer	60%
Kenneth Harris, President	45%
Dan Bessey, Chief Financial Officer	45%
Mitchel Sivilotti, Chief Biologist	45%
Ken Pappa, Vice President of Manufacturing and IT	35%

Long-Term Incentive (“LTI”). The Compensation Committee has also determined that aligning executive compensation with shareholder interests is critical for creating long-term shareholder value. Accordingly, on August 19, 2014, the Compensation Committee granted stock options to the following NEOs in the following numbers.

Named Executive Officer	Options
Matthew Plavan	400,000
Kenneth Harris	160,000
Dan T. Bessey	160,000
Mitchel Sivilotti	80,000
Ken Pappa	80,000

The long-term incentive awards consisting of stock options were issued pursuant to the Company’s 2006 Equity Incentive Plan and are subject to three year vesting at six month intervals with a term of seven years. The exercise price for each stock option was $1.31 per share which represents the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on August 19, 2014.

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

Other Employee Benefits

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

Accounting and Tax Considerations

Section 162(m) of the Code limits the Company to a deduction for federal income tax purposes of up to $1 million of compensation paid to certain named executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation”. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals and due to the Company’s substantial net operating loss carry forwards, the Compensation Committee has not adopted a policy requiring all compensation to be deductible. The Compensation Committee intends to continue to evaluate the effects of the compensation limits of Section 162(m) and to grant compensation awards in the future in a manner consistent with the best interests of the Company and its stockholders.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table
The following table sets forth certain information regarding the compensation paid to our named executive officers for all of the services they rendered to the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Matthew Plavan	2014	349,000	100,000	(2)	458,000	122,000	--		1,029,000
Chief Executive Officer	2013	315,000	--		--	88,000	--		403,000
	2012	315,000	--		149,000	--	--		464,000
Dan Bessey	2014	259,000	50,000	(2)	147,000	41,000	--		497,000
Chief Financial Officer	2013	61,000	--		46,000	22,000	--		129,000
Ken Harris	2014	96,000	40,000	(4)	109,000	121,000	4,000	(5)	370,000
President(3)
Mitchel Sivilotti	2014	74,000	40,000	(4)	109,000	121,000	4,000	(5)	348,000
Chief Biologist(6)
Ken Pappa	2014	247,000	10,000	(2)	82,000	23,000	--		362,000
V.P., Manufacturing	2013	245,000	25,000	(7)	--	--	--		270,000
and IT	2012	239,000	--		99,000	--	--		338,000
Hal Baker	2014	211,000	75,000	(8)	82,000	23,000	160,000	(9)	551,000
Former V.P., Commercial	2013	263,000	99,000	(8)	--	--	8,000	(10)	370,000
Operations & Marketing	2012	262,000	85,000	(8)	99,000	--	9,000	(10)	455,000
__________________________
(1)	The amounts reported are the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board’s Codification topic 718. See Note 1 of notes to Financial Statements set forth in our Annual Report on Form 10-K for fiscal 2014 for the assumptions used in determining such amounts.
(2)	Represents a bonus for contribution to the achievement of the corporate milestones including the acquisition of TotipotentRX merger and formation of the combined company, Cesca Therapeutics, and the capital market financing.
(3)	Mr. Harris became the President upon the merger with TotipotentRX on February 18, 2014.
(4)	Represents a relocation payment.
(5)	Represents payments for an auto allowance.
(6)	Mr. Sivilotti became the Chief Biologist upon the merger with TotipotentRX on February 18, 2014.
(7)	Represents a bonus for the completion of the sale of the CryoSeal product line.
(8)	Represents commission payments as Vice President in charge of sales.
(9)	Includes $23,000 pay-out of accrued vacation balance and $131,000 severance upon termination of employment on April 10, 2014. The severance will be paid out over six months.
(10)	Includes $8,000 in payments for an auto allowance.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding option and stock awards held by the named executive officers as of June 30, 2014. The grant date fair value of the awards granted in fiscal 2014, 2013 and 2012 is disclosed in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Matthew Plavan	50,000	--		2.32	6/10/15
	37,500	12,500	(1)	2.88	2/15/16
	54,167	108,333	(2)	0.93	7/29/16
	--	100,000	(3)	2.18	3/3/18
						25,000	(4)	35,000
						210,000	(3)	292,000
Dan Bessey	16,667	33,333	(5)	0.91	3/26/17
	--	33,585	(3)	2.18	3/3/18
						33,333	(5)	46,000
						67,500	(3)	94,000
Ken Harris	--	100,000	(6)	2.17	2/18/20
						50,000	(6)	70,000
Mitch Sivilotti	--	100,000	(6)	2.17	2/18/20
						50,000	(6)	70,000
Ken Pappa	18,750	--		2.32	6/10/15
	14,063	4,687	(1)	2.88	2/15/16
	--	18,700	(3)	2.18	3/3/18
						16,667	(4)	23,000
						37,500	(3)	52,000
Hal Baker	28,125	--		2.88	7/9/14
	28,125	--		2.32	7/9/14

(1)	Vests on February 15, 2015.
(2)	Vests on July 29, 2015.
(3)	One-third vests on March 3, 2015, 2016 and 2017.
(4)	Vests on July 29, 2014.
(5)	One-half vests on March 26, 2015 and 2016.
(6)	One-third vests on February 18, 2015, 2016 and 2017.

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

The following table describes the potential payments upon a hypothetical termination without cause, resignation for good reason or due to a change in control of the Company on June 30, 2014 for the NEO’s. The actual amounts that may be paid upon an executive’s termination of employment can only be determined at the actual time of such termination.

	Termination Without Cause or Resignation for Good Reason					Termination following a Change of Control(1)(2)
Name	Salary ($)		Estimated Value of Accelerated Stock Options and Restricted Stock Awards(3) ($)	Health Benefits ($)	Total ($)	Salary ($)		Incentive Compensation ($)	Estimated Value of Accelerated Stock Options and Restricted Stock Awards(3) ($)	Health Benefits/ Office Stipend ($)	Total ($)
M. Plavan	425,000	(4)	139,000	--	564,000	637,000		383,000	444,000	42,000	1,506,000
D. Bessey	210,000	(4)	--	--	210,000	280,000		126,000	170,000	28,000	604,000
K. Harris	420,000	(5)(6)	23,000	--	443,000	420,000	(6)	--	95,000	111,000	626,000
M. Sivilotti	323,000	(6)	23,000	--	346,000	323,000	(6)	--	95,000	111,000	529,000
K. Pappa	125,000		--	14,000	139,000	250,000		--		--	250,000

(1)	If we terminate Mr. Plavan or Mr. Bessey’s employment without cause, or if the executive resigned for good reason as defined in his executive employment agreement, in either case within three (3) months prior to a Change of Control or within one (1) year following a Change of Control, then he would have been entitled to receive the amounts listed as shown in the table. The salary and incentive compensation components are payable in a lump-sum payment.
(2)	If we terminate Mr. Harris or Mr. Sivilotti’s employment without cause, or if the executive resigned for good reason as defined in his executive employment agreement, in either case with one (1) year following a Change of Control, then he would have been entitled to receive the amounts listed as shown in the table.
(3)	For purposes of this calculation, we used the closing price of our Common Stock on June 30, 2014 which was $1.39. The estimated value of accelerated vesting for outstanding stock options is zero for all options in which the exercise price exceeded the closing price of our Common Stock as of June 30, 2014.
(4)	Payable in biweekly installments.
(5)	If Mr. Harris’ resigns for either (i) the Board fails to nominate Executive for re-election as a director of Employer at any shareholder meeting held to elect directors that occurs within three years after February 18, 2014, or (ii) Mr. Harris is removed as a director of Employer by the Board of Directors before February 18, 2017, he will receive an additional $140,000.
(6)	Payable in biweekly installments over 18 months.

The Company has adopted an Executive Change of Control Policy, applicable to executive officers and vice presidents. Under such policy, a “change of control” means an event involving one transaction or a related series of transactions in which one of the following occurs:

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

Under Mr. Plavan’s and Mr. Bessey’s employment agreements a “change of control” is defined as: an event involving one transaction or a related series of transactions in which one of the following occurs:

a)	the Company issues securities equal to fifty percent (50%) or more of the Company’s issued and outstanding voting securities, determined as a single class, to any individual, firm, partnership or other entity, including a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934;
b)	the Company issues securities equal to fifty percent (50%) or more of the issued and outstanding common stock of the Company in connection with a merger, consolidation or other business combination;
c)	the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving company; or
d)	all or substantially all of the Company’s assets are sold or transferred to a third party.

Under Mr. Harris’ and Mr. Sivilotti’s employment agreements a “change of control” is defined as: an event involving one transaction or a related series of transactions in which one of the following occurs:

a)	the Company issues securities equal to forty percent (40%) or more of the Company’s issued and outstanding voting securities, determined as a single class, to any individual, firm, partnership or other entity, including a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934;
b)	the Company issues securities equal to forty percent (40%) or more of the issued and outstanding common stock of the Company in connection with a merger, consolidation or other business combination;
c)	the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving company; or
d)	all or substantially all of the Company’s assets are sold or transferred to a third party.

Bonuses

The bonus component of executive compensation is designed to reflect the Compensation Committee’s belief that a portion of the compensation of each executive officer should be contingent upon the performance of the Company, as well as the individual contribution of each executive officer. We have from time to time paid signing, retention, referral or other bonuses to particular executive officers. Our executive employment contracts and policy provide generally for a discretionary bonus of up to 35% of the executive’s base salary, which is to be determined by the Compensation Committee based on individual performance criteria and Company achievement of profitability during the year.

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

COMPENSATION OF DIRECTORS

Director Compensation Table

The following table sets forth the compensation received by each of the Company’s non-employee Directors. Each non-employee director is considered independent under NASDAQ rules. Their compensation is described in the Summary Compensation Table below.

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2)(3) ($)		Total ($)
Mr. Craig W. Moore	91,000	10,000	(4)	101,000
Mr. Patrick J. McEnany	68,000	10,000	(4)	78,000
Dr. Mahendra S. Rao	9,000	31,000	(5)	40,000
Mr. Robin C. Stracey	70,000	10,000	(4)	80,000
(1)	Prior to the beginning of the fiscal year Mr. Moore and Mr. Stracey elected to receive common stock in lieu of cash for a portion of their Board of Directors fees, which fees are paid in quarterly installments. The grant date fair value of the stock received computed in accordance with ASC718 was $32,000 and $36,000 for Mr. Moore and Mr. Stracey, respectively.
(2)	The amounts reported are the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board’s Codification topic 718. See Note 1 of notes to Financial Statements set forth in our Annual Report on Form 10-K for fiscal 2014 for the assumptions used in determining such amounts for option awards.The following table sets forth the aggregate number of option awards held by each non-employee director as of June 30, 2014.
(3)	$10,000 reflects the grant date fair value of the annual option awarded to existing directors on the first business day of the fiscal year.
(4)	$31,000 reflects the grant date fair value of the stock option grant of 25,000 shares due to Dr. Rao upon joining the Board.

Name	Aggregate Number of Option Awards
Mr. Craig W. Moore	70,000
Mr. Patrick J. McEnany	101,500
Dr. Mahendra S. Rao	25,000
Mr. Robin C. Stracey	40,000

Effective March 1, 2014, each non-employee director receives an annual fee of $35,000. Prior to that, they received $25,000 plus $1,500 for each board meeting attended. In addition, the Chairman of the Board of Directors receives an annual fee of $25,000. Effective March 1, 2014, the chairperson of each standing committee receives an additional annual fee of $15,000 for the Audit Committee, $10,000 for the Compensation Committee and $7,000 for the Governance Committee. The previous amount was $5,000 for each committee. Effective March 1, 2014, each non-chair committee member receives an annual fee of $7,500 for the Audit Committee, $5,000 for the Compensation Committee and $3,500 for the Governance Committee. Previously, committee members received $1,000 for each committee meeting attended. All fees are paid quarterly. In addition, we reimburse our directors for their reasonable expenses incurred in attending meetings of the Board and its committees.

On the first business day of the fiscal year, each of our non-employee directors receives a nonqualified stock option grant of 15,000 shares. The options have a four year life and are immediately vested. Upon the initial appointment or election of any new non-employee director, the director receives a nonqualified stock option grant of 25,000 shares. The options have a seven year life and vest monthly over one year. In both instances, the exercise price is equal to the closing price of the common stock on the date of grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table provides information for all of the Company’s equity compensation plans and individual compensation arrangements in effect as of June 30, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1)) (c)
Equity compensation plans approved by security holders	2,056,834	$2.08	649,381
Equity compensation plans not approved by security holders	--		--
Total	2,056,834		649,381

(1)	Under the Company’s 2006 Equity Incentive Plan, the number of shares of common stock equal to six percent (6%) of the number of outstanding shares of the Company are authorized to be used. Under this provision, the number of shares available to grant for awards will increase at the beginning of each fiscal year if options were granted or additional shares of common stock were issued in the preceding fiscal year.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
OF CESCA THERAPEUTICS INC.

The Company has only one class of stock outstanding, common stock. The following table sets forth certain information as of September 30, 2014 with respect to the beneficial ownership of our common stock for (i) each director and director nominee, (ii) each Named Executive Officer (NEO), (iii) all of our directors and officers as a group, and (iv) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of September 30, 2014 there were 40,268,811 shares of common stock outstanding.

Unless otherwise indicated, the address for each listed stockholder is: Cesca Therapeutics, 2711 Citrus Road, Rancho Cordova, California 95742. To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Craig Moore	139,254	(2)	*	%

Patrick McEnany	121,207	(3)	*	%

Mahendra Rao MD, PhD.	14,584	(4)	*	%

Robin Stracey	94,572	(5)	*	%

Matthew Plavan	271,935	(6)	*	%

Dan Bessey	33,334	(7)	*	%

Ken Harris	4,547,102		11.3%

Mitch Sivilotti	4,617,231		11.5%

Ken Pappa	81,889	(8)	*	%

Officers & Directors as a Group (9 persons)	9,921,108		24.4%
*	Less than 1%.
(1)	“Beneficial Ownership” is defined pursuant to Rule 13d-3 of the Exchange Act, and generally means any person who directly or indirectly has or shares voting or investment power with respect to a security. A person shall be deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of the security within 60 days, including, but not limited to, any right to acquire the security through the exercise of any option or warrant or through the conversion of a security. Any securities not outstanding that are subject to options or warrants shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by that person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Some of the information with respect to beneficial ownership has been furnished to us by each director or officer, as the case may be.
(2)	Includes 70,087 common shares and 69,167 shares issuable upon the exercise of options.
(3)	Includes 26,832 common shares and 94,167 shares issuable upon the exercise of options. Also includes 208 shares owned by McEnany Holding, Inc. Mr. McEnany is the sole shareholder of McEnany Holding, Inc.
(4)	Represents common shares issuable upon the exercise of options.
(5)	Includes 50,405 common shares and 44,167 common shares issuable upon the exercise of options.
(6)	Includes 76,102 common shares and 195,833 shares issuable upon the exercise of options.
(7)	Includes 16,667 common shares and 16,667 shares issuable upon the exercise of options.
(8)	Includes 49,076 common shares and 32,813 common shares issuable upon the exercise of options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of February 18, 2014, TotipotentRX owed $337,000 to two of its officers who have since joined the Company.  In the Merger Agreement, Cesca agreed to pay off the notes payable at closing as follows:  $75,000 cash to each officer for a total of $150,000 and the remainder in shares of common stock.  Approximately 82,000 shares of common stock were issued to satisfy the remainder of the debt. There were no other related party transactions reportable under Item 404 of Regulation S-K for the fiscal years ended June 30, 2014 and 2013.

As disclosed in the “Directors” section under Item 10 above, Messrs. Moore, Stracey and McEnany are deemed independent under the NASDAQ rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, for each of the last two fiscal years.

Fee Category	Fiscal 2014	Fiscal 2013
Audit Fees(1)	$888,000	$410,000
Audit-Related Fees(2)	532,000	94,000
Tax Fees(3)	22,000	21,000
All Other Fees(4)	--	--
Total Fees	$1,442,000	$525,000

(1)	The audit fees for fiscal 2014 and fiscal 2013 consisted of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements and capital market financings.
(2)	Includes fees billed for due diligence services regarding the proposed merger with TotipotentRX.
(3)	Tax fees consist of fees for tax compliance, which relate to the preparation of federal and state tax returns.
(4)	All other fees consist of fees for other permissible work performed by Ernst & Young LLP that does not meet with the above category descriptions. There were no fees for other services by Ernst & Young LLP for the fiscal years ended June 30, 2014 and 2013.

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

Cesca Therapeutics Inc.

Dated: October 28, 2014	By:/s/	Dan T. Bessey
Chief Financial Officer