Form 10-Q
period 2014-09-30
CESCA THERAPEUTICS INC.
filed 2014-11-14
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-16375
Cesca Therapeutics Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2014
Common stock, $.001 par value	40,286,511

Cesca Therapeutics Inc.

i

Index
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cesca Therapeutics Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$10,714	$14,811
Accounts receivable, net of allowance for doubtful accounts of $20 ($47 at June 30, 2014)	4,370	4,693
Inventories	5,888	5,606
Prepaid expenses and other current assets	490	217
Total current assets	21,462	25,327

Equipment at cost, less accumulated depreciation of $4,290 ($4,099 at June 30, 2014)	2,582	2,298
Goodwill	13,254	13,254
Intangible assets, net	21,784	21,928
Other assets	84	81
Total Assets	$59,166	$62,888
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,010	$3,590
Accrued payroll and related expenses	469	599
Deferred revenue	511	638
Other current liabilities	1,693	1,553
Total current liabilities	5,683	6,380

Noncurrent deferred tax liability	7,641	7,641
Other non-current liabilities	244	169

Commitments and contingencies (Footnote 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding at June 30, 2014	--	--
Common stock, $0.001 par value; 80,000,000 shares authorized; 40,286,511 issued and outstanding (40,200,529 at June 30, 2014)	40	40
Paid in capital in excess of par	171,650	171,422
Accumulated deficit	(126,118)	(122,822)
Accumulated other comprehensive income	26	58

Total stockholders’ equity	45,598	48,698

Total liabilities and stockholders’ equity	$59,166	$62,888

See accompanying notes.

Index
Cesca Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2014	2013

Net revenues	$3,655	$3,644

Cost of revenues	2,469	2,253

Gross profit	1,186	1,391

Expenses:

Sales and marketing	808	715

Research and development	1,477	833

General and administrative	2,188	2,142

Total operating expenses	4,473	3,690

Loss from operations	(3,287)	(2,299)

Interest and other income (expense), net	(9)	--
Net loss	$(3,296)	$(2,299)

Net loss	$(3,296)	$(2,299)
Other comprehensive income:
Foreign currency translation adjustments	(32)	--
Comprehensive loss	$(3,328)	$(2,299)

Per share data:

Basic and diluted net loss per common share	$(0.08)	$(0.14)

Shares used in computing per share data	40,274,711	16,662,891

See accompanying notes.

Index
Cesca Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,296)	$(2,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	322	156
Stock based compensation expense	284	169
Net change in operating assets and liabilities:
Accounts receivable, net	319	689
Inventories	(332)	(162)
Prepaid expenses and other current assets	(274)	(87)
Other assets	(3)	--
Accounts payable	(571)	112
Accrued payroll and related expenses	(131)	130
Deferred revenue	(115)	193
Other liabilities	112	(282)

Net cash used in operating activities	(3,685)	(1,381)
Cash flows from investing activities:
Capital expenditures	(339)	(129)

Net cash used in investing activities	(339)	(129)

Cash flows from financing activities:
Repurchase of common stock	(55)	(68)

Net cash used in financing activities	(55)	(68)
Effects of foreign currency rate changes on cash and cash equivalents	(18)	--
Net decrease in cash and cash equivalents	(4,097)	(1,578)

Cash and cash equivalents at beginning of period	14,811	6,884
Cash and cash equivalents at end of period	$10,714	$5,306

Supplemental non-cash financing and investing information:
Equipment acquired by capital lease	$112	--

See accompanying notes.

Index
Cesca Therapeutics Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share amounts)

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

Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Operating results for the three month period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short duration.  At September 30, 2014, the Company had approximately $345 in cash equivalents classified as Level 1 assets, which are based on quoted market prices in active markets for identical assets.  As of September 30, 2014 and 2013, we did not have any Level 2 or 3 financial instruments.

Segment Reporting
We have one reportable business segment:  the research, development and commercialization of autologous cell-based therapeutics for use in regenerative medicine.

Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding.  The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented.  Anti-dilutive securities, which consist of stock options, common stock restricted awards and warrants, that were not included in diluted net loss per common share, were 8,067,005 and 2,309,505 as of September 30, 2014 and 2013 respectively.

Recently Adopted Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This amendment requires entities to present an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. We adopted ASU 2013-11 effective July 1, 2014.  The adoption of ASU 2013-11 did not have a material impact on our results of operations or financial condition.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters” (Topic 830) which provides guidance on a parent’s accounting for the cumulative translation adjustment upon de-recognition of a subsidiary or group of assets within a foreign entity.  This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  The new guidance was effective for us beginning July 1, 2014.  The adoption of ASU 2013-05 did not have a material impact on our results of operations or financial condition.

Index
Recently Issued Accounting Pronouncements
In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  For all entities, the ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted.  The Company has not adopted this standard as of September 30, 2014.  We are currently assessing the potential impact, if any, the adoption of ASU 2014-15 may have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which provides comprehensive guidance for revenue recognition.  ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets.  The core principle of the guidance provides that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, using either a full retrospective or modified retrospective method of adoption.  We are currently evaluating the transition method we will adopt and the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

Index
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

Purchase Price:
ThermoGenesis common shares and warrants		$27,287
Fair value of assets acquired:
Cash	$351
Receivables	171
Inventories	191
Clinical protocols	19,870
Other intangible assets	2,187
Property and equipment	325
Other assets	132
Total assets	23,227
Fair value of liabilities assumed:
Accounts payable	514
Related party notes payable	337
Deferred tax liability	8,048
Other liabilities	295
Total liabilities	9,194
Net assets acquired		14,033
Preliminary goodwill		$13,254

Index
3.	Intangible Assets

Intangible assets consist of the following based on our determination of the fair value of identifiable assets acquired (see footnote 2):

	September 30, 2014
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	7	$31	$3	$28
Licenses	7	537	49	488
Customer relationships	3	465	97	368
Device registration	7	212	18	194
Covenants not to compete	5	955	119	836
Clinical protocols		19,870	--	19,870
Total	5.3	$22,070	$286	$21,784

Amortization of intangible assets was $115 for the quarter ended September 30, 2014.  Clinical protocols have not yet been introduced to the market place and are therefore not yet subject to amortization.  Our estimated future amortization expense for years ended June 30, is as follows:

Year Ended June 30,

October 1, 2014 - June 30, 2015	$343
2016	457
2017	399
2018	302
2019	231
Thereafter	182
Total	$1,914

4.	Commitments and Contingencies

Contingencies
On April 11, 2013, we filed an answer and counter-claims in response to the complaint Harvest Technologies Corp. (Harvest) filed on October 24, 2012, against the Company in the case captioned as Harvest Technologies Corp. v. Cesca Therapeutics, 12-cv-01354, U.S. District Court, District of Delaware (Wilmington), with the complaint being amended on February 15, 2013, to name the Company’s customer Celling as a co-defendant.  In the complaint, Harvest contends that our Res-Q 60 System infringes certain Harvest patents. The counter-claims are based on anti-trust and other alleged improper conduct by Harvest and further seek declarations that the Res-Q 60 System does not infringe the patents and that the patents are invalid.  Harvest filed an answer on May 20, 2013 in which they denied the assertions made by the Company in the counterclaim.  The Company intends to vigorously defend itself against the Harvest claims, while aggressively pursuing its separate claims against Harvest.  The Company is unable to ascertain the likelihood of any liability and has not made an accrual as of September 30, 2014.

We have given notice of our intent to cancel a contract with a product manufacturing supplier due to various manufacturing and quality issues.  The supplier is disputing the contract cancellation and has asked for reimbursement of costs incurred and damages of approximately $350.  We have recorded an estimated loss contingency of $90 during the quarter ended September 30, 2014 for a total of $170 as management considers it probable that a payment will be made and the amount recorded represents management’s best estimate of the amount of loss payment.

Index
Warranty
We offer a warranty on all of our products of one to two years, except disposable products which we warrant through their expiration date.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited balance sheets.  The change in the warranty liability for the three months ended September 30, 2014 is summarized in the following table:

Balance at July 1, 2014	$498
Warranties issued during the period	50
Settlements made during the period	(41)
Changes in liability for pre-existing warranties during the period	69
Balance at September 30, 2014	$576

Index
5.	Stockholders’ Equity

Stock Based Compensation
We recorded stock-based compensation of $284 and $169 for the three months ended September 30, 2014 and 2013, respectively.

The following is a summary of option activity for our stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2014	1,253,035	$2.08

Granted	1,072,500	$1.32
Forfeited	(56,250)	$2.60
Expired	(19,500)	$7.14

Outstanding at September 30, 2014	2,249,785	$1.66	4.5	$82

Vested and Expected to Vest at September 30, 2014	1,789,270	$1.69	4.2	$74

Exercisable at September 30, 2014	670,525	$2.02	1.3	$48

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  There were no options exercised during the three months ended September 30, 2014 and 2013.

Common Stock Restricted Awards
The following is a summary of employee restricted stock activity during the three months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2014	803,799	$1.90
Granted	--
Vested	114,999	$1.96
Forfeited	--
Outstanding at September 30, 2014	688,800	$1.89

In connection with the vesting of the restricted stock awards, the election was made by some of the employees to satisfy the applicable federal income tax withholding obligation by a net share settlement, pursuant to which the Company withheld 43,310 shares and used the deemed proceeds from those shares to pay the income tax withholding.  The net share settlement is deemed to be a repurchase by the Company of its common stock.

6.	Subsequent Event

Effective the close of business on October 28, 2014, our Chief Executive Officer ceased to be employed by the Company. In accordance with his employment agreement, he is due approximately $550 in compensation, of which $120 represents stock-based compensation due to the acceleration of vesting of stock options and restricted stock. The Company expects to record this severance expense in the second quarter of fiscal 2015.

Index
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except share and per share amounts)

Forward‑Looking Statements

This report contains forward-looking statements.  The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein.  When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements.  We wish to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual results for fiscal year 2015 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, failure to meet FDA regulations governing our products and operations and recalls associated with such regulations, the risks associated with initiating manufacturing for new products, failure to meet FCPA regulations, legal proceedings, and the risk factors listed from time to time in our SEC reports, including, in particular, the factors and discussion in our Form 10-K for fiscal year 2014.

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

On February 18, 2014, TotipotentRX Corporation merged with and into ThermoGenesis Corp.  In connection with the merger, ThermoGenesis changed its name from ThermoGenesis Corp. to Cesca Therapeutics Inc.  The Company believes that TotipotentRX has the depth of clinical, scientific and biological engineering experience necessary to develop cell-based therapies in the vascular, orthopedic and oncological areas.  As a result of the merger, Cesca is a fully integrated regenerative medicine company with the ability and expertise to research, design, and develop cell therapies targeting unmet clinical needs in large patient populations using our cost effective, clinically proven, point-of-care delivery system -SurgWerks.  TotipotentRX was a privately held biomedical technology company specializing in human clinical trials in the field of regenerative medicine and the exclusive provider of cell-based therapies to the Fortis Healthcare System.  TotipotentRX had two wholly-owned subsidiaries, TotipotentRX Cell Therapy Pvt. Ltd. (TotiRX India) and TotipotentSC Product Pvt. Ltd. (TotiSC India).  The two subsidiaries are located in Gurgaon, a suburb of New Delhi, India.  The operations of TotipotentRX have been included in our consolidated results as of February 18, 2014.

Stem Cell Therapies
We are currently focusing our clinical therapy efforts in three areas:
•	Critical Limb Ischemia (CLI) - The CLI Phase 1b trial enrolled 17 patients who were considered “no option” patients. CLI is the last phase of peripheral vascular disease, where the leg is so deprived of blood flow and oxygen, that it has visible signs of gangrenous ulceration. In each of these cases the surgeon had determined that the patient required major amputation (below the knee) of the leg. Alternatively, the patient was asked to participate in the study where their bone marrow stem cells were harvested and processed through a Cesca device, and injected into multiple sites along the afflicted limb. After 12 months 82.4% of the patients had retained their leg and showed measurable improvement in blood flow and pain.

Index
•	Acute Myocardial Infarction (AMI) – This therapy is designed to treat patients who have suffered an acute ST-elevated myocardial infarction (STEMI), a particular and most threatening type of heart attack. The SurgWerks-AMI treatment is designed to minimize remodeling of the heart from dysfunctional blood pumping action by minimizing the dysfunctional enlarging of the heart. The entire 4-step bedside treatment takes less than 90 minutes to complete in a single procedure in the heart catheterization laboratory.

•	Bone Marrow Transplant (BMT) – This therapy automates the processing of bone marrow for transplant which has significant advantages over the current standard of care. Improving cell yield and quality among clinical mismatch and haploid-identical transplants can also yield major advantages. Due to the lack of qualified donors for bone marrow transplants and the lack of a qualified process, patients typically see poor outcomes. Our therapy optimizes harvest yield and empowers BMT specialists to find best-case results in determining the balance between a match and GvHD.

Our Products
•	The SurgWerks Platform, a proprietary stem cell therapy point-of-care kit system for treating vascular, orthopedic and oncological indications that integrate the following indication specific devices and biologic protocols in a seamless delivery under statistical process control:
-	Cell harvesting
-	Cell processing and selection
-	Cell diagnostics
-	Cell delivery

•	The AXP System is a medical device with an accompanying disposable bag set that isolates and retrieves stem cells from umbilical cord blood. The AXP System provides cord blood banks with an automated method to separate and capture adult stem cells which reduces the overall processing and labor costs with a reduced risk of contamination under cGMP conditions. The AXP System retains over 97% of the mononuclear cells (MNCs). High MNC recovery has significant clinical importance to patient transplant survival rates. Self-powered and microprocessor-controlled, the AXP device contains flow control optical sensors that achieve precise separation of the cord blood fractions.

•	The MarrowXpress® or MXP System, a derivative product of the AXP and its accompanying disposable bag set, isolates and concentrates stem cells from bone marrow. The product is an automated, closed, sterile system that volume-reduces blood from bone marrow to a user-defined volume in 30 minutes, while retaining over 90% of the MNCs, a clinically important cell fraction. Self-powered and microprocessor-controlled, the MXP System contains flow control optical sensors that achieve precise separation. We have received the CE-Mark, enabling commercial sales in Europe, and we received authorization from the FDA to begin marketing the MXP as a Class I device in the U.S. for the preparation of cell concentrate from bone marrow. However, the safety and effectiveness of this device for in vivo use has not been established. The MXP Platform is an integrated component of The SurgWerks Kit and performs the cell processing and selection.

The following is management’s discussion and analysis of certain significant factors which have affected our financial condition and results of operations during the period included in the accompanying condensed consolidated financial statements.

Index
Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed financial statements, please refer to our 2014 Annual Report on Form 10-K.

Results of Operations for the Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013

Net Revenues
Net revenues for the three months ended September 30, 2014 were $3,655 compared to $3,644 for the three months ended September 30, 2013, an increase of $11.  The increase is primarily due to the increase in sales of BioArchive devices as we shipped five devices in the three months ended September 30, 2014 compared to two in the three months ended September 30, 2013.  This increase was offset by a decrease in AXP disposables as our distributors in Asia ordered less product due to delays in the implementation of our automated AXP Platform.

The following represents the Company’s revenues by product platform for the three months ended:

	September 30,
	2014	2013

BioArchive	$1,397	$1,110
AXP	895	1,205
Manual Disposables	384	564
Bone Marrow	678	665
Other	301	100
	$3,655	$3,644

Gross Profit
The Company’s gross profit was $1,186 or 32% of net revenues for the three months ended September 30, 2014, compared to $1,391 or 38% for the corresponding fiscal 2014 period.  Gross profit declined as we had an increase in warranty costs associated with our BioArchive devices and AXP disposables.

Sales and Marketing Expenses
Sales and Marketing expenses include costs primarily associated with generating revenues from the sale of cord blood and bone marrow disposables and BioArchive devices.

Sales and marketing expenses were $808 for the three months ended September 30, 2014, compared to $715 for the comparable fiscal 2014 period, an increase of $93 or 13%.  The increase is primarily due to increasing our direct representation in Asia and outside consultants.

Index
Research and Development Expenses
Research and development expenses include costs associated with our engineering, regulatory, scientific and clinical functions.

Research and development expenses were $1,477 for the three months ended September 30, 2014, compared to $833 for the comparable fiscal 2014 period, an increase of $644 or 77%.  The increase is primarily due to costs associated with developing our clinical therapies program.  During the latter half of fiscal 2014 we increased personnel in our clinical therapies group and are working on the preparation of our IDE application with the FDA for our forthcoming pivotal trial for our Critical Limb Ischemia Rapid Stem Cell Therapy (“CLIRST”).

General and Administrative Expenses
General and administrative expenses include costs associated with our accounting, finance, human resources, information system and executive functions.

General and administrative expenses were $2,188 for the three months ended September 30, 2014, compared to $2,142 for the three months ended September 30, 2013, an increase of $46 or 2%. The increase is primarily due to an increased amount of legal fees associated with patent litigation in the first quarter of fiscal 2015.  This was offset by expenses in the first quarter of fiscal 2014 associated with the proposed merger with TotipotentRX.

Adjusted EBITDA
The adjusted EBITDA loss was $2,690 for the three months ended September 30, 2014 compared to $1,974 for the three months ended September 30, 2013.  The adjusted EBITDA loss increased compared to the first quarter in the prior year due to our investments to develop and advance our clinical program including preparation of our IDE application with the FDA for our forthcoming pivotal trial for CLIRST.

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

	Three Months Ended September 30,
	2014	2013
Loss from operations	$(3,296)	$(2,299)

Add (subtract):
Depreciation and amortization	322	156
Stock-based compensation expense	284	169
Adjusted EBITDA loss	$(2,690)	$(1,974)

Liquidity and Capital Resources
At September 30, 2014, we had cash and cash equivalents of $10,714 and working capital of $15,779.  This compares to cash and cash equivalents of $14,811 and working capital of $18,947 at June 30, 2014.  The Company has primarily financed operations through the sale of certain non-core assets and private and public placement of equity securities.

Index
Net cash used in operating activities for the three months ended September 30, 2014 was $3,685 compared to $1,381 for the three months ended September 30, 2013.  The increase is primarily due to costs associated with transforming the Company from solely a device oriented company to a fully integrated regenerative medicine company.  Significant investments were made in research and development to develop and advance our clinical programs.

Based on our cash balance, historical trends, expected outflows for our clinical trial programs and projections for revenues, we intend to raise a minimum of $10 million for investing in the planned clinical development strategy over 24 months.  Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities.  We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all see Part I Item 1A – Risk Factors in our June 30, 2014 Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Index
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
In the normal course of operations, we may have disagreements or disputes with distributors, vendors or employees.  Such potential disputes are seen by management as a normal part of business.  There have been no material changes since the disclosures set forth in the Company’s 10-K for fiscal year end June 30, 2014.

Item 1A.	Risk Factors.
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which could materially affect our business, financial condition or future results.  Additional risks and uncertainties not currently known or knowable to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosure.
Not applicable.

Item 5.	Other Information.
None.

Index
Item 6.	Exhibits.
3.2.2	Restated Bylaws of Cesca Therapeutics Inc. (1)
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index
(1)	Exhibit to 8-K filed October 30, 2014
‡	XBRL information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

Index
Cesca Therapeutics Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cesca Therapeutics Inc. (Registrant)

Dated: November 13, 2014	/s/ Robin C. Stracey
Robin C. Stracey Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2014	/s/ Dan T. Bessey
Dan T. Bessey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)