Form 10-Q
period 2014-12-31
CESCA THERAPEUTICS INC.
filed 2015-06-23
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2014.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-16375
Cesca Therapeutics Inc.
(Exact name of registrant as specified in its charter)
Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 16, 2015
Common stock, $.001 par value	40,453,431

Cesca Therapeutics Inc.

Index
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cesca Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,357	$14,811
Accounts receivable, net of allowance for doubtful accounts of $35 ($47 at June 30, 2014)	4,570	4,693
Inventories	5,195	5,606
Prepaid expenses and other current assets	300	217
Total current assets	18,422	25,327

Equipment at cost, less accumulated depreciation of $4,503 ($4,099 at June 30, 2014)	2,718	2,298
Goodwill	13,195	13,254
Intangible assets, net	21,635	21,928
Other assets	75	81
Total assets	$56,045	$62,888
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,168	$3,590
Accrued payroll and related expenses	960	599
Deferred revenue	435	638
Other current liabilities	2,048	1,553
Total current liabilities	6,611	6,380

Noncurrent deferred tax liability	7,641	7,641
Other noncurrent liabilities	235	169

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding at December 31, 2014 and June 30, 2014	--	--
Common stock, $0.001 par value; 80,000,000 shares authorized; 40,337,862 issued and outstanding (40,200,529 at June 30, 2014)	40	40
Paid in capital in excess of par	172,018	171,422
Accumulated deficit	(130,489)	(122,822)
Accumulated other comprehensive (loss)/ income	(11)	58

Total stockholders’ equity	41,558	48,698

Total liabilities and stockholders’ equity	$56,045	$62,888

See accompanying notes.

Index
Cesca Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Net revenues	$4,643	$4,468	$8,298	$8,112

Cost of revenues	3,102	2,679	5,571	4,932

Gross profit	1,541	1,789	2,727	3,180

Expenses:

Sales and marketing	720	713	1,528	1,428

Research and development	1,542	797	3,019	1,630

General and administrative	3,632	1,882	5,820	4,024

Total operating expenses	5,894	3,392	10,367	7,082

Loss from operations	(4,353)	(1,603)	(7,640)	(3,902)

Interest and other income (expense), net	(18)	--	(27)	--
Net loss	$(4,371)	$(1,603)	$(7,667)	$(3,902)

Net loss	$(4,371)	$(1,603)	$(7,667)	$(3,902)
Other comprehensive income:
Foreign currency translation adjustments	(37)	--	(69)	--
Comprehensive loss	$(4,408)	$(1,603)	$(7,736)	$(3,902)

Per share data:

Basic and diluted net loss per common share	$(0.11)	$(0.10)	$(0.19)	$(0.23)

Shares used in computing per share data	40,303,628	16,682,730	40,289,170	16,672,811

See accompanying notes.

Index
Cesca Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,667)	$(3,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	667	327
Stock based compensation expense	676	284
Net change in operating assets and liabilities:
Accounts receivable, net	114	(640)
Inventories	157	7
Prepaid expenses and other current assets	(83)	96
Other assets	5	--
Accounts payable	(404)	(369)
Accrued payroll and related expenses	361	54
Deferred revenue	(181)	--
Other liabilities	486	(190)

Net cash used in operating activities	(5,869)	(4,333)
Cash flows from investing activities:
Capital expenditures	(455)	(153)

Net cash used in investing activities	(455)	(153)

Cash flows from financing activities:
Payments on capital lease obligations	(16)	--
Repurchase of common stock	(80)	(68)

Net cash used in financing activities	(96)	(68)

Effects of foreign currency rate changes on cash and cash equivalents	(34)	--
Net decrease in cash and cash equivalents	(6,454)	(4,554)

Cash and cash equivalents at beginning of period	14,811	6,884
Cash and cash equivalents at end of period	$8,357	$2,330

Supplemental non-cash financing and investing information:
Transfer of inventories to equipment	$218	$57
Equipment acquired by capital lease	$112	--

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

Liquidity
At December 31, 2014, we had cash and cash equivalents of $8,357 and working capital of $11,811.  This compares to cash and cash equivalents of $14,811 and working capital of $18,947 at June 30, 2014.  The Company has primarily financed operations through the private and public placement of equity securities.  Net cash used in operating activities for the six months ended December 31, 2014 was $5,869 compared to $4,333 for the six months ended December 31, 2013.

Based on our cash balance, historical trends, expected outflows for our clinical trial programs and projections for revenues, we anticipate needing to raise capital to invest in the strategic business plan through equity, debt, strategic development partners, licenses or grants, depending on market conditions.  Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities.  We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.  If we are unable to generate sufficient revenues or to obtain additional funds for our working capital needs, we may need to scale-back operations or slow down our clinical trial programs.

Principles of Consolidation
The consolidated financial statements include the accounts of Cesca Therapeutics Inc., and our wholly-owned subsidiaries, TotipotentRX Cell Therapy, Pvt. Ltd. and TotipotentSC Scientific Product Pvt. Ltd.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed financial statements through the date of issuance.  Operating results for the six month period ended December 31, 2014, are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Index
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

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short duration.  At December 31, 2014, the Company had approximately $334 in cash equivalents classified as Level 1 assets, which are based on quoted market prices in active markets for identical assets.  As of December 31, 2014 and 2013, we did not have any Level 2 or 3 financial instruments.

Segment Reporting
We have one reportable business segment:  the research, development and commercialization of autologous cell-based therapeutics for use in regenerative medicine.

Index
Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding.  The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented.  Anti-dilutive securities, which consist of stock options, common stock restricted awards and warrants, that were not included in diluted net loss per common share, were 8,069,444 and 2,263,671 as of December 31, 2014 and 2013 respectively.

Stock-Based Compensation
We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Acquired In-Process Research and Development
Acquired in-process research and development (“clinical protocols”) that the Company acquires through business combinations represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility.  The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects.  Upon successful completion of each project, we will make a determination as to the then useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization.  The Company tests clinical protocols for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the clinical protocols intangible asset is less than its carrying amount.  If the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the clinical protocol intangible asset with its carrying value is performed.  If the fair value is less than the carrying amount, an impairment loss is recognized in operating results.

Patent Costs
The costs incurred in connection with patent applications and in defending and maintaining intellectual property rights are expensed as incurred.

Recently Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update, ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This amendment requires entities to present an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. We adopted ASU 2013-11 effective July 1, 2014.  The adoption of ASU 2013-11 did not have a material impact on our results of operations or financial condition.

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

Index
Recently Issued Accounting Pronouncements
In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  For all entities, the ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted.  The Company has not adopted this standard as of December 31, 2014.  We are currently assessing the potential impact, if any, the adoption of ASU 2014-15 may have on our condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12 “Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718,  Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. We are currently assessing the potential impact, if any, the adoption of ASU 2014-15 may have on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which provides comprehensive guidance for revenue recognition.  ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets.  The core principle of the guidance provides that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, using either a full retrospective or modified retrospective method of adoption.  We are currently evaluating the transition method we will adopt and the impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements.

2.	Acquisition of Totipotent RX

On February 18, 2014, the Company consummated the acquisition of TotipotentRX by merger pursuant to the Agreement and Plan of Merger and Reorganization (Merger Agreement).  TotipotentRX was a privately held biomedical technology company specializing in human clinical trials in the field of regenerative medicine and a provider of cell-based therapies to the Fortis Healthcare System.  TotipotentRX had two wholly-owned subsidiaries, TotipotentRX Cell Therapy Pvt. Ltd. (TotiRX India) and TotipotentSC Product Pvt. Ltd. (TotiSC India).  The two subsidiaries are located in Gurgaon, a suburb of New Delhi, India.  The Company believes that TotipotentRX has the depth of clinical, scientific and biological experience necessary to fully develop and effectively navigate the evolving regulatory pathways necessary to commercialize approved blockbuster regenerative cell therapies.

The acquisition was accounted for under the acquisition method of accounting for business combinations in accordance with FASB ASC 805, “Business Combinations” (ASC 805), which requires, among other things that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  Acquisition-related costs are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred.  Acquisition related costs of $563 and $1,241 for the three and six months ended December 31, 2013 were included in general and administrative expenses.

Index
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

Allocation of Consideration Transferred to Net Assets Acquired
The following represents the consideration transferred to acquire TotipotentRX and our determination of the fair value of identifiable assets acquired and liabilities assumed at the acquisition date. Certain adjustments related to TotipotentRX’s opening balance sheet were finalized during the second quarter of fiscal 2015.  As a result, the carrying amount of equipment acquired in the acquisition was increased by $59, with a corresponding decrease to goodwill.

Purchase Price:
ThermoGenesis common shares and warrants		$27,287
Fair value of assets acquired:
Cash	$351
Receivables	171
Inventories	191
Clinical protocols	19,870
Other intangible assets	2,187
Equipment	384
Other assets	132
Total assets	23,286
Fair value of liabilities assumed:
Accounts payable	514
Related party notes payable	337
Deferred tax liability	8,048
Other liabilities	295
Total liabilities	9,194
Net assets acquired		14,092
Goodwill		$13,195

Supplemental Pro Forma Data
The Company used the acquisition method of accounting to account for the Totipotent RX acquisition and, accordingly, the results of TotipotentRX are included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition.  The following unaudited supplemental pro forma data for the quarter and six months ended December 31, 2013 present consolidated information as if the acquisition had been completed on July 1, 2013.  The pro forma results were calculated by combining the results of ThermoGenesis Corp with the stand-alone results of Totipotent RX for the pre-acquisition periods:

	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013
Net revenues	$4,731	$8,639
Net loss	$(1,323)	$(3,437)
Basic and diluted net loss per common share	$(0.05)	$(0.12)

Index
The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as the incremental amortization expense in connection with recording acquired identifiable intangible assets at fair value, the incremental payroll expense associated with the new executive salaries resulting from the merger, and the elimination of the impact of historical transactions between ThermoGenesis and TotipotentRX that would have been treated as intercompany transactions had the companies been consolidated.  The unaudited pro forma financial information also excludes certain non-recurring expenses directly attributable to the merger in the amount of $622 and $1,402 for the three and six months ended December 31, 2013, respectively.

3.	Intangible Assets

Intangible assets consist of the following based on our determination of the fair value of identifiable assets acquired (see footnote 2):

	December 31, 2014
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	7	$30	$4	$26
Licenses	7	518	65	453
Customer relationships	3	449	131	318
Device registration	7	205	26	179
Covenants not to compete	5	955	166	789
Clinical protocols		19,870	--	19,870
Total	5.3	$22,027	$392	$21,635

The change in the gross carrying amount is due to the foreign currency exchange fluctuations.  Amortization of intangible assets was $113 and $229 for the three and six months ended December 31, 2014.  Clinical protocols have not yet been introduced to the market place and are therefore not yet subject to amortization.  Our estimated future amortization expense for years ended June 30, is as follows:

Year Ended June 30,

January 1 – June 30, 2015	$224
2016	448
2017	392
2018	299
2019	227
Thereafter	175
Total	$1,765

4.	Commitments and Contingencies

Contingencies
On April 11, 2013, we filed an answer and counter-claims in response to the complaint Harvest Technologies Corp. (Harvest) filed on October 24, 2012, against the Company in the case captioned as Harvest Technologies Corp. v. Cesca Therapeutics, 12-cv-01354, U.S. District Court, District of Delaware (Wilmington), with the complaint being amended on February 15, 2013, to name the Company’s customer Celling as a co-defendant.  In the complaint, Harvest contends that our Res-Q 60 System infringes certain Harvest patents. The counter-claims are based on anti-trust and other alleged improper conduct by Harvest and further seek declarations that the Res-Q 60 System does not infringe the patents and that the patents are invalid.  Harvest filed an answer on May 20, 2013 in which they denied the assertions made by the Company in the counterclaim.  Management considers it probable that the case will settle and a payment will be made, however, the Company has not made an accrual as of December 31, 2014 due to the immateriality of the expected settlement payment.

Index
We have terminated our contract with a product manufacturing supplier due to various performance issues.  The supplier has agreed to the contract cancellation in exchange for reimbursement of costs incurred and damages of $205, net of recoverable inventory.  During the quarter we issued the supplier a payment of $122 towards this matter.  We have also recorded a loss contingency of $29 during the quarter ended December 31, 2014 for a total accrual of $83 at December 31, 2014.

Warranty
We offer a warranty on all of our products of one to two years, except disposable products which we warrant through their expiration date.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited balance sheet.  The change in the warranty liability for the six months ended December 31, 2014 is summarized in the following table:

Balance at July 1, 2014	$498
Warranties issued during the period	93
Settlements made during the period	(84)
Changes in liability for pre-existing warranties during the period	116
Balance at December 31, 2014	$623

5.	Stockholders’ Equity

Stock-Based Compensation
We recorded stock-based compensation of $392 and $676 for the three and six months ended December 31, 2014, and $115 and $284 for the three and six months ended December 31, 2013.

Upon the separation with our Chief Executive Officer in October 2014, in accordance with his employment agreement, all outstanding options and restricted stock awards which would have otherwise vested by July 31, 2015, immediately vested.  As a result, the Company recognized $158 of stock compensation expense in general and administrative as the vesting accelerated on 166,667 options and 70,000 restricted stock awards.

Index
The following is a summary of option activity for our stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2014	1,253,035	$2.08

Granted	1,369,250	$1.26
Forfeited	(58,750)	$2.58
Expired	(169,500)	$3.43

Outstanding at December 31, 2014	2,394,035	$1.50	4.9	$27

Vested and Expected to Vest at December 31, 2014	1,998,831	$1.50	4.7	$26

Exercisable at December 31, 2014	731,254	$1.67	2.3	$21

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  There were no options exercised during the six months ended December 31, 2014 and 2013.

The fair value of the Company’s stock options granted for the six months ended December 31, 2014 was estimated using the following weighted-average assumptions:

Expected life (years)	4
Risk-free interest rate	1.37%
Expected volatility	76%
Dividend yield	0%

Index
Common Stock Restricted Awards
The following is a summary of restricted stock activity during the six months ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2014	803,799	$1.90
Granted	--
Vested	(184,999)	$2.04
Forfeited	(10,791)	$1.39
Outstanding at December 31, 2014	608,009	$2.12

In connection with the vesting of the restricted stock awards, the election was made by some of the employees to satisfy the applicable federal income tax withholding obligation by a net share settlement, pursuant to which the Company withheld 67,081 shares and used the deemed proceeds from those shares to pay the income tax withholding.  The net share settlement is deemed to be a repurchase by the Company of its common stock.

Warrants
A summary of warrant activity for the six months ended December 31, 2014 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Beginning balance	5,113,420	$2.21	4.1
Warrants granted	--	--
Warrants canceled	(61,020)	$2.15
Warrants exercised	--	--
Outstanding at December 31, 2014	5,052,400	$2.21	3.6
Exercisable at December 31, 2014	5.052,400	$2.21	3.6

At December 31, 2014, the total intrinsic value of warrants outstanding and exercisable was $0.

Index
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This report contains forward-looking statements.  The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein.  When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements.  We wish to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual results for fiscal year 2015 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, failure to meet FDA regulations governing our products and operations and recalls associated with such regulations, the risks associated with initiating manufacturing for new products, failure to meet FCPA regulations, legal proceedings, and the risk factors listed from time to time in our SEC reports, including, in particular, the factors and discussion in our Form 10-K for fiscal year 2014.  Dollars and amounts set forth below are in thousands, except share and per share amounts.

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

On February 18, 2014, TotipotentRX Corporation merged with and into ThermoGenesis Corp.  In connection with the merger, ThermoGenesis changed its name from ThermoGenesis Corp. to Cesca Therapeutics Inc.  The Company believes that TotipotentRX has the depth of clinical, scientific and biological engineering experience necessary to develop cell-based therapies in the vascular, orthopedic and oncological areas.  As a result of the merger, Cesca is a fully integrated regenerative medicine company with the ability and expertise to research, design, and develop cell therapies targeting unmet clinical needs in large patient populations using our cost effective, clinically proven, point-of-care delivery system, SurgWerks.  TotipotentRX was a privately held biomedical technology company specializing in human clinical trials in the field of regenerative medicine and the exclusive provider of cell-based therapies to the Fortis Healthcare System.  TotipotentRX had two wholly-owned subsidiaries, TotipotentRX Cell Therapy Pvt. Ltd. (TotiRX India) and TotipotentSC Product Pvt. Ltd. (TotiSC India).  The two subsidiaries are located in Gurgaon, a suburb of New Delhi, India.  The operations of TotipotentRX have been included in our consolidated results as of February 18, 2014.

Index
Stem Cell Therapies
We are currently focusing our clinical therapy efforts in three areas:
•	Critical Limb Ischemia (CLI) – On December 19, 2014 the U.S. Food and Drug Administration (FDA) responded to the Company’s application for an Investigational Device Exemption (IDE) for a pivotal multicenter study. The FDA notified the Company that certain deficiencies existed in the application, which would have to be corrected prior to further evaluation of the application. The Company filed an amendment in May 2015 with the recommended changes and supporting data based on both clinical and non-clinical data. The FDA granted approval to initiate the pivotal IDE study on June 12, 2015. The initial application for the pivotal U.S. trial was based on a CLI Phase 1b trial which enrolled 17 patients who were considered “no option” patients. CLI is the last phase of peripheral vascular disease, where the leg is so deprived of blood flow and oxygen, that it has visible signs of gangrenous ulceration. In each of these cases the surgeon had determined that the patient required major amputation (below the knee) of the leg. Alternatively, the patient was asked to participate in the study where their bone marrow stem cells were harvested and processed through a Cesca device, and injected into multiple sites along the afflicted limb. After 12 months 82.4% of the patients had retained their leg and showed measurable improvement in blood flow and pain.

•	Acute Myocardial Infarction (AMI) – This therapy is designed to treat patients who have suffered an acute ST-elevated myocardial infarction (STEMI), a particular and most threatening type of heart attack. The SurgWerks-AMI treatment is designed to minimize remodeling of the heart from dysfunctional blood pumping action by minimizing the dysfunctional enlarging of the heart. The entire 4-step bedside treatment takes less than 90 minutes to complete in a single procedure in the heart catheterization laboratory.

•	Bone Marrow Transplant (BMT) – This multi-faceted program is characterized by two sub-programs, the CellWerks-BMT proprietary device system and the Fortis-TotipotentRX BMT service program. The CellWerks-BMT device platform is designed to satisfy an unmet need in pediatric BMT therapy. Our BMT service initiative, a scalable collaboration with Fortis Memorial Research Institute, is focused on the critical unmet need for populations lacking access to qualified donors. Our program optimizes the process and makes this life saving technology accessible to hospitals and patients in large developing regions.

Our Products
•	The SurgWerks Platform and VXP System, a proprietary stem cell therapy point-of-care kit and automated cell isolation system for treating vascular, orthopedic and oncological indications that integrate the following indication specific devices and biologic protocols in a seamless delivery under statistical process control:
-	Cell harvesting
-	Cell processing and selection
-	Cell diagnostics
-	Cell delivery

•	The AXP System is a medical device with an accompanying disposable bag set that isolates and retrieves stem cells from umbilical cord blood. The AXP System provides cord blood banks with an automated method to separate and capture adult stem cells which reduce the overall processing and labor costs with a reduced risk of contamination under cGMP conditions. The AXP System retains over 97% of the mononuclear cells (MNCs). High MNC recovery has significant clinical importance to patient transplant survival rates. Self-powered and microprocessor-controlled, the AXP device contains flow control optical sensors that achieve precise separation of the cord blood fractions.

Index
•	The MarrowXpress® or MXP System, a derivative product of the AXP and its accompanying disposable bag set, isolates and concentrates stem cells from bone marrow. The product is an automated, closed, sterile system that volume-reduces blood from bone marrow to a user-defined volume in 30 minutes, while retaining over 90% of the MNCs, a clinically important cell fraction. Self-powered and microprocessor-controlled, the MXP System contains flow control optical sensors that achieve precise separation. We have received the CE-Mark, enabling commercial sales in Europe, and we received authorization from the FDA to begin marketing the MXP as a Class I device in the U.S. for the preparation of cell concentrate from bone marrow. However, the safety and effectiveness of this device for in vivo use has not been established. The MXP Platform is an integrated component of The SurgWerks Kit and performs the cell processing and selection.

•	The BioArchive System is a robotic cryogenic medical device used to cryopreserve and archive stem cells for future transplant and treatment. Launched in fiscal 1998, our BioArchive Systems have been purchased by over 110 umbilical cord blood banks in over 35 countries to archive, cryopreserve and store stem cell preparations extracted from human placentas and umbilical cords for future use.

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

•	The Res-Q 60 PRP is designed to be used for the safe and rapid preparation of autologous platelet rich plasma (PRP) from a sample of blood at the point of care. The product allows PRP to be mixed with autograft and/or allograft bone prior to application to a bony defect in the body. The Res-Q 60 PRP received FDA 510(k) clearance in June of 2011. We intend to discontinue our business efforts to commercialize PRP for orthopedic applications, excluding spine.

The following is management’s discussion and analysis of certain significant factors which have affected our financial condition and results of operations during the period included in the accompanying condensed consolidated financial statements.

Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our 2014 Annual Report on Form 10-K.

Index
Results of Operations for the Three Months Ended December 31, 2014 as Compared to the Three Months Ended December 31, 2013

Net Revenues
Revenues for the three months ended December 31, 2014 were $4,643 compared to $4,468 for the three months ended December 31, 2013, an increase of $175.  The increase is primarily due to the revenues from cord blood products and services generated by the Totipotent subsidiaries.  There were no revenues from the Totipotent subsidiaries in the prior year comparable quarter as the merger did not occur until the third quarter of fiscal 2014.

The following represents the Company’s revenues by product platform for the three months ended:

	December 31,
	2014	2013

AXP	$2,140	$2,126
BioArchive	1,197	1,084
Bone Marrow	658	654
Manual Disposables	478	457
Other	170	147
	$4,643	$4,468

Gross Profit
The Company’s gross profit was $1,541 or 33% of net revenues for the three months ended December 31, 2014, compared to $1,789 or 40% for the corresponding fiscal 2014 period.  Gross profit declined primarily due to an increase in manufacturing overhead costs.

Sales and Marketing Expenses
Sales and Marketing expenses include costs primarily associated with generating revenues from the sale of cord blood and bone marrow disposables and BioArchive devices.

Sales and marketing expenses were $720 for the three months ended December 31, 2014, compared to $713 for the comparable fiscal 2014 period, an increase of $7, relatively consistent with the prior year comparable period.

Research and Development Expenses
Research and development expenses include costs associated with our engineering, regulatory, scientific and clinical functions.

Research and development expenses were $1,542 for the three months ended December 31, 2014, compared to $797 for the comparable fiscal 2014 period, an increase of $745 or 93%.  The increase is primarily due to costs associated with developing our clinical therapies program.  During the latter half of fiscal 2014 and continuing through the first half of fiscal 2015 we increased the personnel in our clinical therapies function to support the continued development and improvement of our vascular cell therapies and to prepare our IDE application to the FDA for our forthcoming pivotal trial for our Critical Limb Ischemia Stem Cell Therapy (“CLIRST”).

General and Administrative Expenses
General and administrative expenses include costs associated with our accounting, finance, human resources, information system and executive functions.

Index
General and administrative expenses were $3,632 for the three months ended December 31, 2014, compared to $1,882 for the comparable fiscal 2014 period, an increase of $1,750 or 93%.  The increase is primarily due to an increase in legal fees of $1,059 mainly associated with patent litigation and employee severance costs of $598.  These increases were offset by a decline in costs associated with the merger with Totipotent RX of $560.

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

	Three Months Ended December 31,
	2014	2013
Loss from operations	$(4,353)	$(1,603)

Add (subtract):
Depreciation and amortization	345	171
Stock-based compensation expense	392	115
Adjusted EBITDA loss	$(3,616)	$(1,317)

Adjusted EBITDA
The adjusted EBITDA loss was $3,616 for the three months ended December 31, 2014 compared to $1,317 for the three months ended December 31, 2013.  The adjusted EBITDA loss increased compared to the second quarter in the prior year due to our investments to develop and advance our clinical program including the preparation of our IDE application to the FDA and legal fees associated with patent litigation.

Index
Results of Operations for the Six Months Ended December 31, 2014 as Compared to the Six Months Ended December 31, 2013

Net Revenues
Revenues for the six months ended December 31, 2014 were $8,298 compared to $8,112 for the six months ended December 31, 2013, an increase of $186.  The increase is primarily due to the increase in sales of BioArchive devices as we sold eight devices in the six months ended December 31, 2014 compared to five in the six months ended December 31, 2013 and due to revenues from the Totipotent RX subsidiaries.  These increases were offset by a decrease in manual disposables.

The following represents the Company’s revenues by product platform for the six months ended:

	December 31,
	2014	2013

AXP	$3,034	$3,330
BioArchive	2,594	2,195
Bone Marrow	1,336	1,319
Manual Disposables	862	1,020
Other	472	248
	$8,298	$8,112

Gross Profit
The Company’s gross profit was $2,727 or 33% of net revenues for the six months ended December 31, 2014, compared to $3,180 or 39% for the corresponding fiscal 2014 period.  Gross profit declined as we had an increase in costs for manufacturing overhead and warranty costs associated with our BioArchive devices and AXP disposables.

Sales and Marketing Expenses
Sales and marketing expenses were $1,528 for the six months ended December 31, 2014, compared to $1,428 for the comparable fiscal 2014 period, an increase of $100 or 7%.  The increase is primarily due to the sales and marketing expenses associated with our new TotipotentRX subsidiaries and an additional Field Application Specialist in Asia.

Research and Development Expenses
Research and development expenses were $3,019 for the six months ended December 31, 2014, compared to $1,630 for the comparable fiscal 2014 period, an increase of $1,389 or 85%.  The increase is primarily due to costs associated with developing our clinical therapies program.  During the latter half of fiscal 2014 and continuing through the first half of fiscal 2015 we increased the personnel in our clinical therapies function to support the continued development and improvement of our vascular cell therapies and to prepare our IDE application to the FDA for our forthcoming pivotal trial,  CLIRST III.

General and Administrative Expenses
General and administrative expenses were $5,820 for the six months ended December 31, 2014, compared to $4,024 for the comparable fiscal 2014 period, an increase of $1,796 or 45%.  The increase is primarily due to an increase in legal fees of $1,350 mainly associated with patent litigation and employee severance costs of $598.  These increases were offset by a decline in merger costs of $1,240 associated with consummating the acquisition of Totipotent RX.

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

Index
	Six Months Ended December 31,
	2014	2013
Loss from operations	$(7,640)	$(3,902)

Add (subtract):
Depreciation and amortization	667	327
Stock-based compensation expense	676	284
Adjusted EBITDA loss	$(6,297)	$(3,291)

Adjusted EBITDA
The adjusted EBITDA loss was $6,297 for the six months ended December 31, 2014 compared to $3,291 for the six months ended December 31, 2013.  The adjusted EBITDA loss increased compared to the first six months in the prior year due to our investments to develop and advance our clinical program including the preparation of our CLIRST III IDE application to the FDA and legal fees associated with patent litigation.

Liquidity and Capital Resources
At December 31, 2014, we had cash and cash equivalents of $8,357 and working capital of $11,811.  This compares to cash and cash equivalents of $14,811 and working capital of $18,947 at June 30, 2014.  The Company has primarily financed operations through the private and public placement of equity securities.

Net cash used in operating activities for the six months ended December 31, 2014 was $5,869 compared to $4,333 for the six months ended December 31, 2013.  The increase is primarily due to costs associated with transforming the company from a device oriented company to a fully integrated regenerative medicine company.  Significant investments were made in research and development to develop and advance our clinical programs.

Based on our cash balance, historical trends, expected outflows for our clinical trial programs and projections for revenues, we anticipate needing to raise capital to invest in the strategic business plan through equity, debt, strategic development partners, licenses or grants, depending on market conditions.  Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities.  We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.  If we are unable to generate sufficient revenues or to obtain additional funds for our working capital needs, we may need to scale-back operations or slow down our clinical trial programs.
.

Index
Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Subsequent to the completion of the audit of our financial statements for the year ended June 30, 2014, it was determined that a deficiency in our governance practices existed which was concluded to represent a material weakness in our internal control over financial reporting.  We have developed and are implementing plans to remediate this material weakness, including the engagement of an independent outside counsel to further review our corporate governance procedures and to recommend appropriate changes.

During the quarter ended March 31, 2014, we completed the acquisition of TotipotentRX.  TotipotentRX was a private company and has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject.  During the audit of TotipotentRX’s financial statements for the year ended December 31, 2012, TotipotentRX’s independent registered public accounting firm determined that a material weakness existed in its internal control over financial reporting as TotipotentRX did not have adequate personnel and information systems in place to prepare financial statements on a timely basis, including accrual accounting, non-routine data processes and estimation processes and procedures over financial accounting and reporting.   As part of our ongoing integration activities, we are continuing to incorporate the appropriate controls and procedures into the TotipotentRX subsidiaries and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type.

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Index
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
In the normal course of operations, we may have disagreements or disputes with distributors, vendors or employees.  Such potential disputes are seen by management as a normal part of business.

On December 17, 2013, the Company filed a lawsuit against OriGen Biomedical, Inc. claiming that OriGen’s freezer bag products are infringing on one of our patents and a patent developed from our partnership with New York Blood Center, which although owned by the New York Blood Center, has had all rights thereunder assigned to us.  On April 13, 2015, the Company and OriGen Biomedical, Inc. signed a Settlement and Release Agreement to discontinue the litigation.  The economic impacts of this Agreement were not material to the Company.

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

If the Price of our Common Stock Does Not Meet the Requirements of the NASDAQ Capital Market Stock Exchange, Our Shares may be Delisted.  Our Ability to Publicly or Privately Sell Equity Securities and the Liquidity of Our Common Stock Could be Adversely Affected if We Are Delisted.  The listing standards of NASDAQ provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days.  The bid price of our stock has been below $1.00 for a period of greater than 30 consecutive business days.  As such, on March 30, 2015, we received a notice from the NASDAQ Listing Qualifications Department informing us that we must regain compliance with listing requirements or face delisting. In order to regain compliance, at any time before September 28, 2015, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive business days.  The notice states that NASDAQ will provide us with written notification when our common stock has regained compliance.

If compliance cannot be demonstrated by September 28, 2015, then NASDAQ will decide whether we meet all applicable standards for initial listing on the Capital Market (except the bid price requirement) based on our most recent public filings and market information.  The notice states that, if we meet these standards, then we are eligible to have an additional 180 calendar day compliance period.  NASDAQ can deny the extension if it does not appear to them that it is possible for us to cure the deficiency.  Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock.  Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Index
A Material Weakness in our Internal Control Over Financial Reporting has been Identified and our Business and Stock Price may be Adversely Affected if We do not Adequately Address this Weakness or if We have other Material Weaknesses or Significant Deficiencies in our Internal Control Over Financial Reporting.  Subsequent to the completion of the audit of our financial statements for the year ended June 30, 2014, it was determined that a deficiency exists in our governance practices related to the timeliness and consistency of communications between the audit committee, management and the auditors.  This deficiency was concluded to represent a material weakness in our internal control over financial reporting.  This issue was discussed by the audit committee and we have developed and are implementing plans to remediate this material weakness, including the engagement of an independent outside counsel to further review its corporate governance procedures and to recommend appropriate changes.  Further, in May 2015, we changed auditors.  This material weakness in our internal control, or any other material weakness or significant deficiencies in our internal control over financial reporting, could adversely affect our stock price and value.

We Intend to Raise Additional Capital to Fund our Operations and in Furtherance of Our Business Plan.  We intend to raise additional capital in the near future to fund our operations and in furtherance of our business plan.  The proposed financing may include shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, debt securities, units consisting of the forgoing securities, equity investments from strategic development partners or some combination of each.  Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to our stockholders, such dilution may be significant based upon the size of such financing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosure.
Not applicable.

Item 5.	Other Information.
None.

Index
Item 6.	Exhibits.
3.2.2	Restated Bylaws of Cesca Therapeutics Inc. (1)
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index
(1)	Incorporated by reference to Cesca’s Current Report on Form 8-K filed with the SEC on October 30, 2014.
‡	XBRL information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

Index
Cesca Therapeutics Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cesca Therapeutics Inc. (Registrant)

Dated: June 23, 2015	/s/ Robin C. Stracey
Robin C. Stracey Chief Executive Officer (Principal Executive Officer)

Dated: June 23, 2015	/s/ Michael R. Bruch
Michael R. Bruch Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)