Form 10-Q
period 2015-03-31
CESCA THERAPEUTICS INC.
filed 2015-06-24
CIK 811212

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-16375
Cesca Therapeutics Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Cesca Therapeutics Inc.

i

Index
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cesca Therapeutics Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,792	$14,811
Accounts receivable, net of allowance for doubtful accounts of $111 ($47 at June 30, 2014)	5,717	4,693
Inventories	5,007	5,606
Prepaid expenses and other current assets	200	217
Total current assets	15,716	25,327

Equipment, less accumulated depreciation of $4,716 ($4,099 at June 30, 2014)	2,957	2,298
Goodwill	13,195	13,254
Intangible assets, net	21,422	21,928
Other assets	79	81
Total assets	$53,369	$62,888
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,686	$3,590
Accrued payroll and related expenses	982	599
Deferred revenue	610	638
Other current liabilities	2,122	1,553
Total current liabilities	8,400	6,380
Noncurrent deferred tax liability	7,641	7,641
Other noncurrent liabilities	287	169
Total liabilities	16,328	14,190

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 2,000,000 shares authorized; none outstanding	--	--
Common stock, $0.001 par value; 80,000,000 shares authorized; 40,417,518 issued and outstanding (40,200,529 at June 30, 2014)	40	40
Paid in capital in excess of par	172,291	171,422
Accumulated deficit	(135,300)	(122,822)
Accumulated other comprehensive income	10	58

Total stockholders’ equity	37,041	48,698

Total liabilities and stockholders’ equity	$53,369	$62,888
See accompanying notes.

Index
Cesca Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Net revenues	$4,042	$4,038	$12,340	$12,150

Cost of revenues	2,899	2,502	8,470	7,434

Gross profit	1,143	1,536	3,870	4,716

Expenses:

Sales and marketing	787	687	2,315	2,115

Research and development	1,712	768	4,731	2,398

General and administrative	3,480	1,940	9,300	5,964

Total operating expenses	5,979	3,395	16,346	10,477

Loss from operations	(4,836)	(1,859)	(12,476)	(5,761)

Other income (expense), net	25	--	(2)	--
Net loss	$(4,811)	$(1,859)	$(12,478)	$(5,761)

Net loss	$(4,811)	$(1,859)	$(12,478)	$(5,761)
Other comprehensive income:
Foreign currency translation adjustments	21	50	(48)	50
Comprehensive loss	$(4,790)	$(1,809)	$(12,526)	$(5,711)

Per share data:

Basic and diluted net loss per common share	$(0.12)	$(0.07)	$(0.31)	$(0.28)

Weighted average common shares outstanding – Basic and diluted	40,371,064	28,430,676	40,316,468	20,592,099

See accompanying notes.

Index
Cesca Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,478)	$(5,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,013	587
Stock based compensation expense	966	462
Impairment of intangible asset	117	--
Net change in operating assets and liabilities:
Accounts receivable, net	(1,027)	(724)
Inventories	66	(430)
Prepaid expenses and other current assets	17	84
Other assets	1	3
Accounts payable	1,110	(397)
Accrued payroll and related expenses	383	174
Deferred revenue	6	129
Other liabilities	511	(223)

Net cash used in operating activities	(9,315)	(6,096)

Cash flows from investing activities:
Capital expenditures	(544)	(326)
Cash acquired in acquisition	--	351

Net cash provided by (used in) investing activities	(544)	25

Cash flows from financing activities:
Payments on capital lease obligations	(39)	--
Repayment of related party notes payable	--	(150)
Exercise of options	--	21
Issuance of common stock	--	5,944
Repurchase of common stock	(97)	(68)

Net cash provided by (used in) financing activities	(136)	5,747

Effects of foreign currency rate changes on cash and cash equivalents	(24)	15

Net decrease in cash and cash equivalents	(10,019)	(309)

Cash and cash equivalents at beginning of period	14,811	6,884
Cash and cash equivalents at end of period	$4,792	$6,575

Supplemental non-cash financing and investing information:
Transfer of inventories to equipment	$482	$65
Stock issued for repayment of related party note payable	--	$187
Equipment acquired by capital lease	$208	--

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

Liquidity
At March 31, 2015, we had cash and cash equivalents of $4,792 and working capital of $7,316.  This compares to cash and cash equivalents of $14,811 and working capital of $18,947 at June 30, 2014.  The Company has primarily financed operations through private and public placement of equity securities.

Net cash used in operating activities for the nine months ended March 31, 2015 was $9,315 compared to $6,096 for the nine months ended March 31, 2014.  The increase is primarily due to costs associated with transforming the company from a device oriented company to a fully integrated regenerative medicine company.  Significant investments were made in research and development to develop and advance our clinical programs.

Based on our cash balance, historical trends, expected outflows for our clinical trial programs and projections for revenues, we expect to raise capital for investing in the strategic business plan through equity, strategic development partners or grants, debt, depending on market conditions.  Should we require additional funding, such as additional capital investments, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities.  We cannot assure that such funding will be available in needed quantities or on terms favorable to us, if at all.  If we are unable to generate sufficient revenues or to obtain additional funds for our working capital needs, we may need to scale-back operations or slow down our clinical trial programs.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Cesca Therapeutics Inc., and our wholly-owned subsidiaries, TotipotentRX Cell Therapy, Pvt. Ltd. and TotipotentSC Scientific Product Pvt. Ltd.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

Interim Reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed financial statements through the date of issuance.  Operating results for the nine month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short duration.  At March 31, 2015, we had approximately $260 in cash equivalents classified as Level 1 assets, which are based on quoted market prices in active markets for identical assets.  As of March 31, 2014 and 2015, we did not have any Level 2 or 3 financial instruments.

Index
Segment Reporting
We have one reportable business segment:  the research, development, and commercialization of autologous cell-based therapeutics for use in regenerative medicine.

Net Loss per Share
Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding.  The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to our net loss position for all periods presented.  Anti-dilutive securities, which consist of stock options, common stock restricted awards and warrants, that were not included in diluted net loss per common share, were 7,985,194 and 4,741,159 as of March 31, 2015 and 2014, respectively.

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

On February 18, 2014, the Company consummated the acquisition of TotipotentRX by merger pursuant to the Agreement and Plan of Merger and Reorganization (Merger Agreement).  TotipotentRX was a privately held biomedical technology company specializing in human clinical trials in the field of regenerative medicine and the exclusive provider of cell-based therapies to the Fortis Healthcare System.  TotipotentRX had two wholly-owned subsidiaries, TotipotentRX Cell Therapy Pvt. Ltd. (TotiRX India) and TotipotentSC Product Pvt. Ltd. (TotiSC India).  The two subsidiaries are located in Gurgaon, a suburb of New Delhi, India.  The Company believes that TotipotentRX has the depth of clinical, scientific and biological engineering experience necessary to fully engineer and effectively navigate the evolving regulatory pathways necessary to commercialize approved blockbuster cell therapies

The acquisition was accounted for under the acquisition method of accounting for business combinations in accordance with FASB ASC 805, “Business Combinations” (ASC 805), which requires, among other things that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  Acquisition-related costs are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred.  Acquisition related costs of $484 and $1,725 for the three and nine months ended March 31, 2014 were included in general and administrative expenses.

Index
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

Supplemental Pro Forma Data
The Company used the acquisition method of accounting to account for the Totipotent RX acquisition and, accordingly, the results of TotipotentRX are included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition.  The following unaudited supplemental pro forma data for the quarter and nine months ended March 31, 2014 present consolidated information as if the acquisition had been completed on July 1, 2013.  The pro forma results were calculated by combining the results of ThermoGenesis Corp with the stand-alone results of Totipotent RX for the pre-acquisition periods:

	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
Net revenues	$4,099	$12,738
Net loss	$(1,702)	$(5,139)
Basic and Diluted Net Loss per common share	$(0.04)	$(0.16)

The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as the incremental amortization expense in connection with recording acquired identifiable intangible assets at fair value, the incremental payroll expense associated with the new executive salaries resulting from the merger, and the elimination of the impact of historical transactions between ThermoGenesis and TotipotentRX that would have been treated as intercompany transactions had the companies been consolidated.  The unaudited pro forma financial information also excludes certain non-recurring expenses directly attributable to the merger in the amount of $531 and $1,933 for the three and nine months ended March 31, 2014, respectively.

Index
3.	Intangible Assets

Intangible assets consist of the following based on our preliminary determination of the fair value of identifiable assets acquired (see footnote 2):

	March 31, 2015
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	7	$31	$5	$26
Licenses	7	498	80	418
Customer relationships	3	458	172	286
Device registration	7	93	10	83
Covenants not to compete	5	955	216	739
Clinical protocols		19,870	--	19,870
Total	5.1	$21,905	$483	$21,422

The change in the gross carrying amount is due to foreign currency exchange fluctuations and a $117 impairment of the device registration and licenses intangible assets due to discontinuing a cord-blood product.  Amortization of intangible assets was $114 and $343 for the three months and nine months ended March 31, 2015. Clinical protocols have not yet been introduced to the market place and are therefore not yet subject to amortization.  Our estimated future amortization expense for years ended June 30, is as follows:

Year Ended June 30,
April 1 – June 30, 2015	$115
2016	452
2017	370
2018	275
2019	203
Thereafter	137
Total	$1,552

4.	Commitments and Contingencies

Contingencies
On April 11, 2013, we filed an answer and counter-claims in response to the complaint Harvest Technologies Corp. (Harvest) filed on October 24, 2012 against the Company in the case captioned as Harvest Technologies Corp. v. ThermoGenesis Corp., 12-cv-01354, U.S. District Court, District of Delaware (Wilmington), with the complaint being amended on February 15, 2013 to name the Company’s customer Celling Technologies, LLC as a defendant.  In the complaint, Harvest contends that our Res-Q 60 System infringes certain Harvest patents. Our counter-claims are based on anti-trust and other alleged improper conduct by Harvest and further seek declarations that the Res-Q 60 System does not infringe the patents and that the patents are invalid.  Management considers it probable that the case will settle and an immaterial settlement payment will be made and has made an appropriate accrual as of March 31, 2015.

Index
Warranty
We offer a warranty on all of our products of one to two years, except disposable products which we warrant through their expiration date.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited balance sheet.  The change in the warranty liability for the nine months ended March 31, 2015 is summarized in the following table:

Balance at July 1, 2014	$498
Warranties issued during the period	137
Settlements made during the period	(99)
Changes in liability for pre-existing warranties during the period	102
Balance at March 31, 2015	$638

Index
5.	Stockholders’ Equity

Stock Based Compensation
We recorded stock-based compensation of $290 and $966 for the three and nine months ended March 31, 2015, and $178 and $462 for the three and nine months ended March 31, 2014.

Upon the separation with our Chief Executive Officer in October 2014, in accordance with his employment agreement, all outstanding options and restricted stock awards which would have otherwise vested by July 31, 2015, immediately vested.  As a result, the Company recognized $158 of stock compensation expense in general and administrative during the quarter ended December 31, 2014 as the vesting accelerated on 166,667 options and 70,000 restricted stock awards.

The following is a summary of option activity for our stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2014	1,253,035	$2.08

Granted	1,369,250	$1.26
Forfeited	(70,000)	$2.50
Expired	(169,500)	$3.43

Outstanding at March 31, 2015	2,382,785	$1.50	4.7	--

Vested and Expected to Vest at March 31, 2015	2,050,445	$1.50	4.5	--

Exercisable at March 31, 2015	961,179	$1.65	2.9	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.  During the nine months ended March 31, 2014, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $4.  There were no options exercised during the nine months ended March 31, 2015.

The fair value of the Company’s stock options granted for the nine months ended March 31, 2015 was estimated using the following weighted-average assumptions:

Expected life (years)	4
Risk-free interest rate	1.37%
Expected volatility	76%
Dividend yield	0%

Index
Common Stock Restricted Awards
The following is a summary of restricted stock activity during the nine months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2014	803,799	$1.90
Granted	12,000	$0.88
Vested	(269,999)	$2.01
Forfeited	(10,791)	$1.39
Outstanding at March 31, 2015	535,009	$1.83

In connection with the vesting of the restricted stock awards, the election was made by some of the employees to satisfy the applicable federal income tax withholding obligation by a net share settlement, pursuant to which the Company withheld 85,484 shares and used the deemed proceeds from those shares to pay the income tax withholding.  The net share settlement is deemed to be a repurchase by the Company of its common stock.

Warrants
A summary of warrant activity for the nine months ended March 31, 2015 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Life
Beginning balance	5,113,420	$2.21	4.1
Warrants granted	--	--
Warrants canceled	(61,020)	$2.15
Warrants exercised	--	--
Outstanding at March 31, 2015	5,052,400	$2.21	3.4
Exercisable at March 31, 2015	5.052,400	$2.21	3.4

At March 31, 2015, the total intrinsic value of wrrants outstanding and exercisable was $0.

Index
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward - Looking Statements
This report contains forward-looking statements.  The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein.  When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements.  We wish to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual results for fiscal year 2015 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, failure to meet FDA regulations governing our products and operations and recalls associated with such regulations, the risks associated with initiating manufacturing for new products, failure to meet FCPA regulations, legal proceedings, and the risk factors listed from time to time in our SEC reports, including, in particular, the factors and discussion in the Cesca Therapeutics Inc. Form 10-K for fiscal year 2014.  Dollars and amounts set forth below are in thousands, except share and per share amounts.

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

Index
Stem Cell Therapies
We are currently focusing our clinical therapy efforts in three areas:
•	Critical Limb Ischemia (CLI) - On December 19, 2014 the U.S. Food and Drug Administration (FDA) responded to the Company’s application for an Investigational Device Exemption (IDE) for a pivotal multicenter study called CLIRST III. The FDA notified the company that certain deficiencies existed in the application, which would have to be corrected prior to further evaluation of the application. The Company filed an amendment in May 2015 with the recommended changes and supporting data and received approval on June 12, 2015 to initiate the pivotal IDE in the U.S. The pivotal trial application was based on a CLI Phase 1b trial which enrolled 17 patients who were considered “no option” patients, and numerous other clinical and non-clinical studies. CLI is the last phase of peripheral vascular disease, in which the leg is so deprived of blood flow and oxygen, that it can develop visible signs of gangrenous ulceration. In each of these cases, the surgeon had determined that the patient required major amputation (below the knee) of the leg. Alternatively, the patient was asked to participate in the study where their bone marrow stem cells were harvested and processed through a Cesca device, and injected into multiple sites along the afflicted limb. After 12 months 82.4% of the patients had retained their leg and showed measurable improvement in blood flow and pain.

•	Acute Myocardial Infarction (AMI) – This therapy is designed to treat patients who have suffered an acute ST-elevated myocardial infarction (STEMI), a particular and most threatening type of heart attack. The SurgWerks-AMI treatment is designed to minimize remodeling of the heart from dysfunctional blood pumping action by minimizing the dysfunctional enlarging of the heart. The entire 4-step bedside treatment takes less than 90 minutes to complete in a single procedure in the heart catheterization laboratory.

•	Bone Marrow Transplant (BMT) – This multi-faceted program is characterized by two sub-programs, the CellWerks-BMT proprietary device system and the Fortis-TotipotentRX BMT service program. The CellWerks-BMT device platform is designed to satisfy an unmet need in pediatric BMT therapy. Our BMT service initiative, a scalable collaboration with Fortis Memorial Research Institute, is focused on the critical unmet need for populations lacking access to qualified donors. Our program optimizes the process and makes this life saving technology accessible to hospitals and patients in large developing regions.

Our Products
•	The SurgWerks Platform and VXP System, a proprietary stem cell therapy point-of-care kit and automated cell isolation system for treating vascular and orthopedic indications that integrate the following indication specific devices and biologic protocols:
-	Cell harvesting
-	Cell processing and selection
-	Cell diagnostics
-	Cell delivery

•	The MarrowXpress® or MXP System, a derivative product of the AXP and its accompanying disposable bag set, isolates and concentrates stem cells from bone marrow. The product is an automated, closed, sterile system that volume-reduces blood from bone marrow to a user-defined volume in 30 minutes, while retaining over 90% of the MNCs, a clinically important cell fraction. Self-powered and microprocessor-controlled, the MXP System contains flow control optical sensors that achieve precise separation. We have received the CE-Mark, enabling commercial sales in Europe, and we received authorization from the FDA to begin marketing the MXP as a Class I device in the U.S. for the preparation of cell concentrate from bone marrow. However, the safety and effectiveness of this device for in vivo use has not been established. MXP Platform is an integrated component of The SurgWerks Kit and performs the cell processing and selection.

Index
•	The AXP System is a medical device with an accompanying disposable bag set that isolates and retrieves stem cells from umbilical cord blood. The AXP System provides cord blood banks with an automated method to separate and capture adult stem cells which reduces the overall processing and labor costs with a reduced risk of contamination under cGMP conditions. The AXP System retains over 97% of the mononuclear cells (MNCs). High MNC recovery has significant clinical importance to patient transplant survival rates. Self-powered and microprocessor-controlled, the AXP device contains flow control optical sensors that achieve precise separation of the cord blood fractions.

•	The BioArchive System is a robotic cryogenic medical device used to cryopreserve and archive stem cells for future transplant and treatment. Launched in fiscal 1998, our BioArchive Systems have been purchased by over 110 umbilical cord blood banks in over 35 countries to archive, cryopreserve and store stem cell preparations extracted from human placentas and umbilical cords for future use.

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

Index
Results of Operations for the Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014

Net Revenues
Revenues for the three months ended March 31, 2015 were $4,042 consistent with our revenues for the three months ended March 31, 2014 of $4,038.  Revenues from AXP disposables increased over the prior year comparable period as shipments to one of our distributors in Asia has returned to normal levels.  This increase was offset by a decrease in revenues associated with our BioArchive devices as we shipped two in the current quarter versus five in the prior year comparable period.

The following represents the Company’s revenues by product platform for the three months ended:

	March 31,
	2015	2014

AXP	$1,940	$1,337
BioArchive	876	1,651
Bone Marrow	646	494
Manual Disposables	437	318
Other	143	238
	$4,042	$4,038

Gross Profit
The Company’s gross profit was $1,143 or 28% of net revenues for the three months ended March 31, 2015, compared to $1,536 or 38% for the corresponding fiscal 2014 period.  Gross profit declined primarily due to an increase in manufacturing overhead costs.

Sales and Marketing Expenses
Sales and Marketing expenses include costs primarily associated with generating revenues from the sale of cord blood and bone marrow disposables and BioArchive devices.

Sales and marketing expenses were $787 for the three months ended March 31, 2015, as compared to $687 for the fiscal 2014 period, an increase of $100 or 15%.  Sales and marketing expenses increased primarily due to additional marketing personnel added for the products and services associated with our stem cell therapies.

Research and Development Expenses
Research and development expenses include costs associated with our engineering, regulatory, scientific and clinical functions.

Research and development expenses were $1,712 for the three months ended March 31, 2015, compared to $768 for the comparable fiscal 2014 period, an increase of $944 or 123%.  The increase is primarily due to costs associated with developing our clinical therapies programs and in collection of incremental data to be submitted in an amended CLI pivotal IDE application (“CLIRST III”) to the US FDA.  Subsequent to the merger in fiscal 2014 and continuing through the first half of fiscal 2015 we increased the personnel in our clinical therapies function to support the continued development and improvement of our vascular cell therapies.

Index
General and Administrative Expenses
General and administrative expenses include costs associated with our accounting, finance, human resources, information system and executive functions.

General and administrative expenses were $3,480 for the three months ended March 31, 2015, compared to $1,940 for the comparable fiscal 2014 period, an increase of $1,540 or 79%.  The increase is primarily due to an increase in legal fees of $1,000 mainly associated with patent litigation and professional and legal fees of approximately $350 to analyze and begin remediation on our material weakness in governance practices.  These increases were offset by a decline in costs associated with the merger with Totipotent RX of $235.

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

	Three Months Ended March 31,
	2015	2014
Loss from operations	$(4,836)	$(1,859)

Add:
Depreciation and amortization	346	260
Stock-based compensation expense	290	177
Impairment of intangible asset	117	--
Adjusted EBITDA loss	$(4,083)	$(1,422)

Adjusted EBITDA
The adjusted EBITDA loss was $4,083 for the three months ended March 31, 2015 compared to $1,422 for the three months ended March 31, 2014.  The adjusted EBITDA loss increased compared to the third quarter in the prior year due to our investments to develop and advance our clinical program including the preparation of our CLIRST III IDE clinical trial application and amendment to the FDA and legal fees associated with patent litigation.

Index
Results of Operations for the Nine Months Ended March 31, 2015 as Compared to the Nine Months Ended March 31, 2014

Net Revenues
Revenues for the nine months ended March 31, 2015 were $12,340 compared to $12,150 for the nine months ended March 31, 2014, an increase of $190.  Revenues from AXP disposables increased over the prior year comparable period primarily due to an increase in direct shipments to one of our end-user customers who used to purchase from GE.  This increase was offset by a decrease in revenues on our BioArchive devices as we deferred revenue until the completion of the installation services.

The following represents the Company’s revenues by product platform for the nine months ended:

	March 31,
	2015	2014

AXP	$4,974	$4,667
BioArchive	3,470	3,845
Bone Marrow	1,982	1,814
Manual Disposables	1,299	1,338
Other	615	486
	$12,340	$12,150

Gross Profit
The Company’s gross profit was $3,870 or 31% of net revenues for the nine months ended March 31, 2015, compared to $4,716 or 39% for the corresponding fiscal 2014 period.  Gross profit declined as we had an increase in costs for manufacturing overhead and warranty costs associated with our BioArchive devices and AXP disposables.

Sales and Marketing Expenses
Sales and marketing expenses were $2,315 for the nine months ended March 31, 2015, compared to $2,115 for the comparable fiscal 2014 period, an increase of $200 or 9%.  Sales and marketing expenses increased primarily due to additional marketing personnel added for the products and services associated with our stem cell therapies.

Research and Development Expenses
Research and development expenses were $4,731 for the nine months ended March 31, 2015, compared to $2,398 for the comparable fiscal 2014 period, an increase of $2,333 or 97%.  The increase is primarily due to costs associated with developing our clinical therapies programs.  Subsequent to the merger in fiscal 2014 and continuing through the first half of fiscal 2015 we increased the personnel in our clinical therapies function to support the continued development and improvement of our vascular cell therapies and to prepare our IDE application and amendment to the FDA for our forthcoming pivotal trial for our Critical Limb Ischemia Stem Cell Therapy (“CLIRST III”).

General and Administrative Expenses
General and administrative expenses were $9,300 for the nine months ended March 31, 2015, compared to $5,964 for the comparable fiscal 2014 period, an increase of $3,336 or 56%.  The increase is primarily due to an increase in legal fees of $2,440 mainly associated with patent litigation and professional and legal fees of approximately $350 to analyze and begin remediation on our material weakness in governance practices.  These increases were offset by a decline in costs associated with the merger with Totipotent RX of $1,435.

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

	Nine Months Ended March 31,
	2015	2014
Loss from operations	$(12,476)	$(5,761)

Add:
Depreciation and amortization	1,013	587
Stock-based compensation expense	966	462
Impairment of intangible asset	117	--
Adjusted EBITDA loss	$(10,380)	$(4,712)

Adjusted EBITDA
The adjusted EBITDA loss was $10,380 for the nine months ended March 31, 2015 compared to $4,712 for the nine months ended March 31, 2014.  The adjusted EBITDA loss increased compared to the third quarter in the prior year due to our investments to develop and advance our clinical program including the preparation of our IDE application and amendment to the FDA and legal fees associated with patent litigation.

Liquidity and Capital Resources
At March 31, 2015, we had cash and cash equivalents of $4,792 and working capital of $7,316.  This compares to cash and cash equivalents of $14,811 and working capital of $18,947 at June 30, 2014.  The Company has primarily financed operations through private and public placement of equity securities.

Net cash used in operating activities for the nine months ended March 31, 2015 was $9,315 compared to $6,096 for the nine months ended March 31, 2014.  The increase is primarily due to costs associated with transforming the company from a device oriented company to a fully integrated regenerative medicine company.  Significant investments were made in research and development to develop and advance our clinical programs.

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

Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Subsequent to the completion of the audit of our financial statements for the year ended June 30, 2014, it was determined that a deficiency existed in our governance practices related to the timeliness and consistency of communications between the audit committee, management and the auditors.  This deficiency was concluded to represent a material weakness in our internal control over financial reporting.  We have developed and are implementing plans to remediate this material weakness, including the engagement of an independent outside counsel to further review our corporate governance procedures and to recommend appropriate changes.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2015  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Index
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
In the normal course of operations, we may have disagreements or disputes with distributors, vendors or employees.  Such potential disputes are seen by management as a normal part of business.

Item 1A.	Risk Factors
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

We Intend to Raise Additional Capital to Fund our Operations and in Furtherance of Our Business Plan.  We intend to raise additional capital in the near future to find our operations and in furtherance of our business plan.  The proposed financing may include shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, debt securities, units consisting of the forgoing securities, equity investments from strategic development parnters or some combination of each.  Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to our stockholders, such dilution may be significant based upon the size of such financing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None

Index
Item 6.	Exhibits.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index
‡	XBRL information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

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