Form 10-K/A
period 2015-06-30
CESCA THERAPEUTICS INC.
filed 2015-09-24
CIK 811212

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

[  ]     Yes          [X]     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              [X]     Yes          [  ]     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment of this Form 10-K/A.           [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

[X] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer* [  ] Smaller reporting company [X]

*(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ]     Yes             [X]      No

The aggregate market value of the common stock held by non-affiliates as of December 31, 2014 (the last trading day of the second quarter) was $30,860,000 based on the closing sale price on such day.

As of September 15, 2015, 40,616,730 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended June 30, 2015 of Cesca Therapeutics Inc. (the “Company,” “we”, “our”) originally filed with the Securities and Exchange Commission (the “SEC”) on September 17, 2015 (the “Original Filing”). This Amendment is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G (3) to Form 10-K.

Other than the items outlined above, there are no changes to the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by us with the SEC. Accordingly; this Amendment should be read in conjunction with the Original Filing. Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

i

CESCA THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K/A

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

Our bylaws presently provide that the authorized number of directors may be fixed by resolution of the Board from time to time, with a minimum of not less than three (3) directors and a maximum of seven (7) directors. The Board currently has fixed the authorized number of directors at five (5).

Age
Craig W. Moore	70

Mahendra S. Rao, MD, PhD	54

Denis Michael Rhein	54

Robin C. Stracey	57

Kenneth L. Harris	51

Biographies

Craig W. Moore, Chairman	Director since 2009

Mr. Moore was appointed to the Board of Directors in December 2009 and Chairman in January 2012. From 2002 to present, Mr. Moore served as director of NxStage (NXTM), chairman of their Compensation Committee and a member of their Audit Committee through July 2013. From 1986 to 2001, Mr. Moore was Chairman of the Board of Directors and Chief Executive Officer at Everest Healthcare Services Corporation, a provider of dialysis and contract services. Since 2001, Mr. Moore has acted as a consultant to various companies in the healthcare services industry. Mr. Moore also spent 13 years with American Hospital Supply/Baxter Healthcare, where he held senior management positions in sales, marketing and business development. Mr. Moore served as a director of Biologic System Corporation (BLSC) from 1992 thru 2006. Mr. Moore also serves as a director on several private company boards. Mr. Moore brings leadership, corporate and healthcare industry experience to our Board. Mr. Moore is one of our independent directors.

Mahendra S. Rao, MD, PhD	Director rejoined in 2014

Dr. Rao rejoined the Board of Directors in April 2014. He had previously been a member of our Board of Directors from 2008 – 2011. Dr. Rao was the Director and Chief of Laboratory of Stem Cell Biology at the National Institute of Health (NIH) from 2011 through 2014. He was Vice President, Regenerative Medicine at Invitrogen (IVGN) from 2006 thru 2011. From May 2001 through October 2005 he was Stem Cell Section Chief and Senior Investigator at the National Institute on Aging’s Laboratory of Neuroscience. He has also held associate professor positions at both the Johns Hopkins University and the University of Utah Schools of Medicine, and at the National Center for Biological Science in India. Dr. Rao has served as Chairman of the FDA’s Cell and Gene Therapy Advisory Committee and is the founder of Q Therapeutics, a company working on the development of cellular therapy to treat multiple sclerosis. He holds degrees from Bombay University in India and earned his Ph.D. in Biology from California Institute of Technology. He also conducted post-doctorate studies at Case Western Reserve University and Caltech. Dr. Rao brings his clinical, corporate and regulatory experience in the stem cell therapy field to our Board. Dr. Rao is one of our independent directors.

Denis Michael Rhein	Director since 2014

Michael Rhein was appointed to the Board of Directors in December 2014. Mr. Rhein has over 30 years of corporate banking and securities experience at Deutsche Bank AG in Frankfurt, Germany, where he served in various executive management positions including Managing Director, Senior Client Executive of Asset and Wealth Management, Global Head of Hedge Fund Research, Head of Alternative Investments, and Head of Product Development. Mr. Rhein retired from Deutsche Bank in June 2013. Mr. Rhein is the founder and a Director of EMR Vermögensverwaltung GmbH, an investment management company, since July 2013. He is also the founder and the Principal Shareholder and a Director of Illumisound GmbH, an alternative energy efficient commercial lighting company, since October 2013. Mr. Rhein was a director of TotipotentRX Corporation from 2012 until the merger that resulted in the formation of Cesca Therapeutics in February 2014. Mr. Rhein brings his corporate banking and securities experience to the Board. Mr. Rhein is one of our independent directors.

Robin C. Stracey	Director since 2011

Robin C. Stracey was appointed to the Board of Directors in July 2011. He became our interim Chief Executive Officer in October 2014 before being appointed to the permanent position in June 2015. Since June 2013 he has been Principal and Managing Director of Apex Life Science Advisors LLC, a boutique life sciences consulting firm. From July 2012 to June 2014, he served as President and Chief Executive Officer of Integrated Fluidics, Inc., a privately-held, development-stage micro-fluidics company, at which he remains a Director. From December 2007 to April 2012 he was the President and Chief Executive Officer of Cantimer Incorporated, a privately-held biosensor company. From November 2003 to March 2007, he served as Director, President and Chief Executive Officer of Applied Imaging Corporation, a Nasdaq-listed, pre-natal diagnostics company that is now part of Danaher Corporation. Previously, Mr. Stracey was the Vice President and General Manager of a Chromatography and Mass Spectrometry business unit at Thermo Electron Corporation, now Thermo Fisher Scientific, the world’s largest supplier of laboratory equipment and reagents to life scientists. He also served as a Corporate Vice President at Dade Behring Inc., a leading supplier of clinical diagnostic products that is now part of Siemens Healthcare. Mr. Stracey has a Bachelor of Science degree with honors from the University of Nottingham in the United Kingdom and is a graduate of the Executive Program at the Stanford University Graduate School of Business. Mr. Stracey brings leadership, corporate and operational experience in the life sciences industry to our Board.

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

EXECUTIVE OFFICERS

Set forth below is information about the executive officers of the Company as of June 30, 2015:

Name	Position	Age
Mr. Robin Stracey	Chief Executive Officer	57
Mr. Michael Bruch	Interim Chief Financial Officer	50
Mr. Ken Harris	President	51
Mr. Mitchel Sivilotti	Chief Biologist	38
Mr. Ray DeGrella	VP, Quality and Regulatory Affairs*	65

*Mr. DeGrella was terminated on September 11, 2015.

Executive officers serve at the pleasure of the Board. There are no family relationships between any of the directors, executive officers or key employees.

Biographies

The biographies for Messrs. Stracey and Harris can be found under Directors.

Mr. Michael Bruch was appointed Interim Chief Financial Officer on May 9, 2015. Mr. Bruch as served as Controller since joining the Company in 2003 and has had responsibility for the Accounting and Internal Control functions. Mr. Bruch has over 25 years of accounting experience in various financial and managerial roles for General Electric and Dade MicroScan (now Siemens Healthcare). Mr. Bruch is a Certified Public Accountant and graduated with honors from California State University, Sacramento with a Bachelors of Science degree in business administration.

Mr. Mitchel Sivilotti joined Cesca pursuant to the terms of the merger with TotipotentRX and currently serves as our Chief Biologist. Prior to the merger, Mr. Sivilotti co-founded TotipotentRX Corporation (formerly MK Alliance, Inc.) where he served as Chief Executive Officer and Director from 2008 to 2012 and as President and Director from 2012 to 2013 and Chief Biologist and Director of TotipotentRX until the merger. From 2003 to 2007, Mr. Sivilotti served in various key technical and business leadership roles at Pall Corporation (PLL:NYSE), completing his tenure as Global Marketing Manager, Regenerative Medicine from 2006-2007. Mr. Sivilotti holds a bachelor’s degree in Biology (Honors Genetics) from the University of Western Ontario (London, Canada) and a graduate degree in Cellular and Molecular Biology from the University Laval (Quebec, Canada).

Mr. Ray DeGrella served as the Company’s Vice President of Quality and Regulatory Affairs from March 3, 2014 thru September 11, 2015. He has served as a consultant to the Company since 2012, in addition to providing consulting services to other medical device companies from 2011 until joining the Company in 2014. From 2005-2008, Mr. DeGrella was Vice President Quality at Beckman Coulter, Inc. and served as their Vice President Advanced Supply chain from 2008-2011. Mr. DeGrella is a member of the American Society for Quality. He received a B.A. degree in Chemistry from Bellarmine College and holds a Ph.D. in BioChemistry from Florida State University.

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

Governance and Nominating Committee

The Governance and Nominating Committee was formed to address general governance and policy oversight; succession planning; to identify qualified individuals to become prospective Board members and make recommendations regarding nominations for the Board of Directors; to advise the Board with respect to appropriate composition of Board committees; to advise the Board about and develop and recommend to the Board appropriate corporate governance documents and assist the Board in implementing guidelines; to oversee the annual evaluation of the Board and the Company’s Chief Executive Officer, and to perform such other functions as the Board may assign to the committee from time to time. The Governance and Nominating Committee has a Charter which is available on the Company’s website at www.cescatherapeutics.com. The Governance and Nominating Committee consists of three independent directors: Mr. Moore (Governance and Nominating Committee Chairman), Dr. Rao and Mr. Rhein.

Audit Committee

The Audit Committee of the Board of Directors makes recommendations regarding the retention of the independent registered public accounting firm, reviews the scope of the annual audit undertaken by our independent registered public accounting firm and the progress and results of their work, reviews our financial statements, and oversees the internal controls over financial reporting and corporate programs to ensure compliance with applicable laws. The Audit Committee reviews the services performed by the independent registered public accounting firm and determines whether they are compatible with maintaining the registered public accounting firm's independence. The Audit Committee has a Charter, which is reviewed annually and as may be required due to changes in industry accounting practices or the promulgation of new rules or guidance documents. The Audit Committee Charter is available on the Company’s website at www.cescatherapeutics.com. The Audit Committee consists of three independent directors as determined by NASDAQ rules: Mr. Rhein (Audit Committee Chairman), Mr. Moore and Dr. Rao. Mr. Moore is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii).

Compensation Committee

The Compensation Committee of the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our Chief Executive Officer and Chief Financial Officer, administers the Company’s stock option plans and other benefit plans, and considers other matters as may, from time to time, be referred to them by the Board of Directors. The Compensation Committee has a charter which is available on the Company’s website at www.cescatherapeutics.com. The Compensation Committee consists of three independent directors: Dr. Rao (Compensation Committee Chairman), Mr. Moore and Mr. Rhein.

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

Board and Committee Meetings and Attendance

In fiscal 2015, the Board of Directors met fifteen (15) times, the Audit Committee met seven (7) times, the Compensation Committee met three (3) times, the Governance and Nominating Committee met three (3) times and the Independent Director Committee met one (1) time. Each director attended at least 75% of the meetings of the Board of Directors held while serving as a director.

Stockholders may send communications to the Board by mail to the Chairman of the Board, Cesca Therapeutics Inc., 2711 Citrus Road, Rancho Cordova, California 95742.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities and Exchange Commission in fiscal 2015, directors and officers of the Company and persons who own more than 10% of the Company’s common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, except for Mr. Harris who was late filing a Form 4 since we needed to acquire correct filing edgar codes.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Robin Stracey	2015	283,000	(2)	--		832,000	465,000	1,000	(3)	1,581,000
CEO as of October 29, 2014

Michael Bruch	2015	157,000		--		53,000	--	--		210,000
Interim CFO as of May 9, 2015	2014	157,000	(8)	30,000	(4)	15,000	--	--		202,000

Ken Harris	2015	329,000		--		--	122,000	12,000	(3)	463,000
President	2014	96,000		40,000	(5)	109,000	121,000	4,000	(3)	370,000

Mitchel Sivilotti	2015	240,000		--		--	61,000	12,000	(3)	313,000
Chief Biologist	2014	74,000		40,000	(5)	109,000	121,000	4,000	(3)	348,000

Ray DeGrella	2015	250,000		--		--	61,000	--		311,000
VP, Quality & Regulatory Affairs	2014	77,000		--		96,000	--	--		173,000

Matthew Plavan	2015	142,000	(9)	--		--	304,000	560,000	(6)	1,006,000
CEO thru October 28, 2014	2014	349,000		100,000	(4)	458,000	122,000	--		1,029,000

Dan Bessey	2015	248,000	(10)	--		--	208,000	26,000	(7)	482,000
CFO thru May 9, 2015	2014	259,000		50,000	(4)	147,000	41,000	--		497,000

(1)

The amounts reported are the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board’s Codification topic 718. See Note 1 of notes to Financial Statements set forth in our Annual Report on Form 10-K for fiscal 2015 for the assumptions used in determining such amounts.

(2)	Mr. Stracey was paid as a consultant to the Company while he was interim CEO from October 29, 2014 through June 9, 2015.
(3)	Represents payments for an auto allowance.
(4)

Represents a bonus for contribution to the achievement of the corporate milestones including the acquisition of TotipotentRX by merger and formation of the combined company, Cesca Therapeutics, and completion of financing.

(5)	Represents a relocation payment.
(6)	Includes $65,000 pay-out of accrued vacation balance, $449,000 severance upon termination of employment on October 28, 2014 and $46,000 of consultant fees after his termination.
(7)	Represents pay-out of accrued vacation balance.
(8)	Represents payments through May 8, 2015 when Mr. Bruch was Controller.
(9)	Mr. Plavan was terminated as CEO on October 28, 2014 and represents salary until his termination.
(10)	Mr. Bessey was terminated as CFO on May 9, 2014 and represents salary until his termination.

Employment Agreements

Mr. Stracey. Under the terms of the employment agreement with Mr. Stracey, Mr. Stracey shall serve as Chief Executive Officer of Company. For his services, Mr. Stracey will receive a base salary and is also eligible to receive a certain percentage of his base salary based on performance against annual objectives at the discretion of the Board of Directors' Compensation Committee.  Mr. Stracey’s current base salary is $425,000. The target percentage is 60%, however, the actual percentage as determined by the Compensation Committee may range from 0% to higher than 100% of his base salary. Mr. Stracey receives a $1,000 per month auto allowance and reimbursement of rental expenses up to $3,000 per month. In addition, Mr. Stracey was granted restricted stock units representing 1,000,000 shares of restricted common stock vesting in four equal installments based upon a combination of time and milestone based targets and a seven year option to acquire 1,000,000 shares of common stock, 25% of which vest immediately with the balance vesting in equal monthly installments during the following 24 months. In the event that Mr. Stracey’s employment is terminated without cause or Mr. Stracey terminates employment for good reason, he shall receive severance equal to 18 months of his then base salary, 18 months of COBRA premiums, one and a half times his most recently established annual STI award and all unvested restricted stock and options will vest. If Mr. Stracey’s employment is terminated without cause or Mr. Stracey terminates employment for good reason in connection with a change in control, Mr. Stracey shall receive severance equal to two years of his then base salary, two years of COBRA premiums, two times his most recently established annual short-term incentive target award and all unvested restricted stock and options will vest.

Mr. Harris. Under the terms of the employment agreement with Mr. Harris, Mr. Harris shall serve as President of Company. For his services, Mr. Harris will receive a base salary plus a bonus in amount equal to a portion of his then base salary based on performance criteria to be determined by Mr. Harris and Cesca’s chief executive officer. Mr. Harris’ current base salary is $338,000. In addition, Mr. Harris was granted shares of Cesca restricted stock and six-year options to purchase shares of common stock at an exercise price equal to the fair market value as of the effective date of the Merger, with such restricted stock and options subject to three year vesting. Mr. Harris was paid a $40,000 relocation bonus to move to the San Francisco-Bay Area. Mr. Harris also receives a $1,000 monthly auto allowance and participates in other benefits granted to other employees of Cesca. In the event that Mr. Harris’ employment is terminated without cause or Mr. Harris terminates employment for good reason, he shall receive severance equal to 18 months of his then base salary, plus any unpaid, but earned, bonus. In addition to the foregoing, Mr. Harris shall be paid an additional six months of his then base salary if he is not re-nominated or not re-elected for a specified period to the Cesca Board of Directors which shall be deemed good reason for termination of employment. If Mr. Harris is terminated without cause or Mr. Harris terminates employment for good reason in connection with a change in control, Mr. Harris shall receive severance equal to 18 months of his then base salary, a monthly $2,000 stipend for a specified period, a bonus equal to, in general, 35.0% of his base salary and all unvested restricted stock and options will vest. Finally, if Mr. Harris is no longer an employee of Cesca other than for good reason, termination without cause or change in control, he shall immediately resign as a member of the Cesca Board.

Mr. Sivilotti. Under the terms of the employment agreement with Mr. Sivilotti, he will receive a base salary plus a bonus equal to a portion of his then base salary based on performance criteria to be determined by Mr. Sivilotti and Cesca’s chief executive officer. Mr. Sivilotti’s current base salary is $215,000. In addition, Mr. Sivilotti was granted shares of Cesca restricted stock and six-year options to purchase shares of common stock at an exercise price equal to the fair market value as of the Effective Date of the Merger, with such restricted stock and options subject to three year vesting. Mr. Sivilotti was also paid a $40,000 relocation bonus to move to the San Francisco-Bay Area. Mr. Sivilotti will also receive a $1,000 monthly auto allowance and be able to participate in other benefits granted to other employees of Cesca. In the event that Mr. Sivilotti’s employment is terminated without cause or Mr. Sivilotti terminates employment for good reason, he shall receive severance equal to 18 months of his then base salary, plus any unpaid bonus. If Mr. Sivilotti’s employment is terminated without cause or Mr. Sivilotti terminates employment for good reason in connection with a change in control, Mr. Sivilotti shall receive severance equal to 18 months of his then base salary, a monthly $2,000 stipend for a specified period, a bonus equal to, in general, 35.0% of his base salary and all unvested restricted stock and options will vest.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding option and stock awards held by the named executive officers as of June 30, 2015. The grant date fair value of the awards granted in fiscal 2015, and 2014 is disclosed in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Robin Stracey	25,000	--		1.98	7/29/15
	15,000	--		1.39	7/1/17
	22,917	2,083	(1)	1.38	7/1/21
	250,000	750,000	(2)	0.83	6/9/22
						1,000,000	(3)	850,000
Mike Bruch						7,194	(4)	6,000
						30,000	(5)	26,000
Ken Harris	33,333	66,667	(6)	2.17	2/18/20
	26,667	133,333	(7)	1.31	8/19/21
						33,333	(6)	28,000
Mitch Sivilotti	33,333	66,667	(6)	2.17	2/18/20
	13,333	66,667	(7)	1.31	8/19/21
						33,333	(6)	28,000
Ray DeGrella(9)	13,333	66,667	(7)	1.31	8/19/21
						33,333		28,000
Matthew Plavan(9)
	66,667	333,333	(7)	1.31	8/19/21
	50,000	--		2.88	2/15/16
	162,500	--		0.93	7/29/16
	33,333	66,667	(8)	2.18	3/3/18
						140,000	(8)	119,000
Dan Bessey(9)	33,333	--		0.91	8/7/15
	11,195	--		2.18	8/7/15
	26,667			1.31	8/7/15
(1)	Vests on July 1, 2015.
(2)	Vests in 24 monthly installments until June 9, 2017.
(3)	Vests upon a combination of time and milestones.
(4)	One-half vests on June 30, 2016 and 2017.
(5)	Vests upon filing of the June 30, 2015 Form 10-K.
(6)	One-half vests on February 18, 2016 and 2017.
(7)	Vests in equal installments on August 19, 2015, February 19, 2016, August 19, 2016, February 19, 2017 and August 19, 2017.
(8)	One-half vests on March 3, 2016 and 2017.
(9)	Messrs. DeGrella and Plavan were terminated , and Mr. Bessey resigned, on September 11, 2015, October 28, 2014 and May 9, 2015, respectively.

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

The following table describes the potential payments upon a hypothetical termination without cause, resignation for good reason or due to a change in control of the Company on June 30, 2015 for the NEO’s. The actual amounts that may be paid upon an executive’s termination of employment can only be determined at the actual time of such termination.

	Termination Without Cause or Resignation for Good Reason					Termination following a Change of Control(1) (2)
Name	Salary ($)		Estimated Value of Accelerated Stock Options and Restricted Stock Awards(4) ($)	Health Benefits ($)	Total ($)	Salary ($)		Estimated Value of Accelerated Stock Options and Restricted Stock Awards(4) ($)	Health Benefits/ Office Stipend ($)	Total ($)
R. Stracey(3)	638,000	(5)	1,111,000	36,000	1,785,000	850,000		1,111,000	48,000	2,009,000
M. Bruch	--		--	--	--	157,000		--	--	157,000
K. Harris	507,000	(6)(7)	30,000	--	537,000	507,000	(7)	60,000	87,000	626,000
M. Sivilotti	368,000	(7)	30,000	--	398,000	323,000	(7)	60,000	87,000	529,000

(1)

If we terminate Mr. Stracy’s employment without cause, or if the executive resigned for good reason as defined in his executive employment agreement, in either case within three (3) months prior to a Change of Control or within one (1) year following a Change of Control, then he would have been entitled to receive the amounts listed as shown in the table. The salary and incentive compensation components are payable in a lump-sum payment.

(2)

If we terminate Mr. Harris or Mr. Sivilotti’s employment without cause, or if the executive resigned for good reason as defined in his executive employment agreement, in either case with one (1) year following a Change of Control, then he would have been entitled to receive the amounts listed as shown in the table.

(3)

If we terminate Mr. Stracy’s employment without cause, or if the executive resigned for good reason as defined in his executive employment agreement, in addition to the amounts as shown in the table, he is entitled to a lump sum cash payment equal to one and a half (1.5) times the Executive's most recently established annual short term incentive target. If we terminate Mr. Stracy’s employment without cause, or if the executive resigned for good reason as defined in his executive employment agreement, in either case within three (3) months prior to a Change of Control or within one (1) year following a Change of Control, in addition to the amounts as shown in the table, he is entitled to a lump sum cash payment equal to two  (2) times the Executive's most recently established annual short-term incentive target

(4)

For purposes of this calculation, we used the closing price of our Common Stock on June 30, 2015 which was $0.85. The estimated value of accelerated vesting for outstanding stock options is zero for all options in which the exercise price exceeded the closing price of our Common Stock as of June 30, 2014.

(5)	Payable in a lump-sum payment.
(6)

If Mr. Harris’ resigns for either (i) the Board fails to nominate Executive for re-election as a director of Employer at any shareholder meeting held to elect directors that occurs within three years after February 18, 2014, or (ii) Mr. Harris is removed as a director of Employer by the Board of Directors before February 18, 2017, he will receive an additional $140,000.

(7)	Payable in biweekly installments over 18 months.

The Company has adopted an Executive Change of Control Policy, applicable to executive officers and vice presidents who do not have employment agreements. Under such policy, a “change of control” means an event involving one transaction or a related series of transactions in which one of the following occurs:

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

Under Mr. Stracey’s employment agreement a “change of control” is defined as: an event involving one transaction or a related series of transactions in which one of the following occurs:

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

Actual Payments upon Termination

The following table describes the actual payments upon termination of the employment of Matthew Plavan, Dan Bessey and Ray DeGrella. Mr. Plavan’s employment terminated October 28, 2014. Mr. Bessey resigned effective May 9, 2015 and did not receive any termination payments. Mr. DeGrella’s employment terminated September 11, 2015.

Name	Severance		Value of Accelerated Stock Options and Restricted Stock Awards	Total
Matthew Plavan	$449,000	(1)	$158,000	$607,000
Ray DeGrella	$5,000	(2)	--	$5,000
(1)	Payable biweekly through October 28, 2015.
(2)	Lump sum payment.

COMPENSATION OF DIRECTORS

Director Compensation Table

The following table sets forth the compensation received by each of the Company’s non-employee Directors.

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)		Total ($)
Mr. Craig W. Moore	78,000	19,000	(3)	97,000
Dr. Mahendra S. Rao	62,000	19,000	(3)	81,000
Mr. Michael Rhein	21,000	14,000	(4)	35,000
Mr. Patrick J. McEnany resigned effective June 19, 2015	55,000	19,000	(3)	74,000
Mr. Robin C. Stracey(5)	21,000	19,000	(3)	40,000
(1)

Prior to the beginning of the fiscal year Mr. Moore and Mr. Stracey elected to receive common stock in lieu of cash for a portion of their Board of Directors fees, which fees are paid in quarterly installments. As Chairman of the Clinical program Review Committee, Dr. Rao received common stock in lieu of cash for 50% of the committee fees, which fees are paid in quarterly installments. The grant date fair value of the stock received computed in accordance with ASC718 was $26,000, $13,000 and $7,000 for Mr. Moore, Dr. Rao and Mr. Stracey, respectively.

(2)

The amounts reported are the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board’s Codification topic 718. See Note 1 of notes to Financial Statements set forth in our Annual Report on Form 10-K for fiscal 2015 for the assumptions used in determining such amounts for option awards. The following table sets forth the aggregate number of option awards held by each non-employee director as of June 30, 2015.

(3)	$19,000 reflects the grant date fair value of the annual option awarded to existing directors on the first business day of the fiscal year.

(4)	$14,000 reflects the grant date fair value of the stock option grant of 25,000 shares due to Mr. Rhein upon joining the Board.

(5)	Mr. Stracey ceased to receive compensation as a non-employee director when he was appointed the Company’s interim CEO on October 29, 2014.

The following table sets forth the aggregate number of option awards held by each non-employee director as of June 30, 2015:

Name	Aggregate Number of Option Awards
Mr. Craig W. Moore	70,000
Dr. Mahendra S. Rao	50,000
Mr. Michael Rhein	25,000
Mr. Patrick J. McEnany	67,917

Each non-employee director receives an annual fee of $35,000. In addition, the Chairman of the Board of Directors receives an annual fee of $25,000. The chairperson of each standing committee receives an additional annual fee of $15,000 for the Audit Committee, $10,000 for the Compensation Committee and $7,000 for the Governance Committee. Each non-chair committee member receives an annual fee of $7,500 for the Audit Committee, $5,000 for the Compensation Committee and $3,500 for the Governance Committee. All fees are paid quarterly. In addition, we reimburse our directors for their reasonable expenses incurred in attending meetings of the Board and its committees.

On the first business day of the fiscal year, each of our non-employee directors receives a nonqualified stock option grant of 25,000 shares. Upon the initial appointment or election of any new non-employee director, the director receives a nonqualified stock option grant of 25,000 shares. The options have a seven year life and vest monthly over one year. In both instances, the exercise price is equal to the closing price of the common stock on the date of grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table provides information for all of the Company’s equity compensation plans and individual compensation arrangements in effect as of June 30, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1)) (c)
Equity compensation plans approved by security holders	4,403,846	$1.28	290,630
Equity compensation plans not approved by security holders	--		--
Total	4,403,846		290,630

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

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
OF CESCA THERAPEUTICS INC.

The Company has only one class of stock outstanding, common stock. The following table sets forth certain information as of September 1, 2015 with respect to the beneficial ownership of Company’s common stock for (i) each director, (ii) each Named Executive Officer (NEO), (iii) all of Company’s directors and officers as a group, and (iv) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of Company’s common stock. As of September 1, 2015 there were 40,501,730 shares of common stock outstanding.

Unless otherwise indicated, the address for each listed stockholder is: Cesca Therapeutics, 2711 Citrus Road, Rancho Cordova, California 95742. To Company’s knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Craig Moore	148,098	(2)	* %

Mahendra Rao MD, PhD.	70,384	(3)	* %

Michael Rhein	553,247	(4)	1.4%

Robin Stracey	465,405	(5)	1.1%

Michael Bruch	63,951		* %

Ken Harris	4,643,743	(6)	11.4%

Mitch Sivilotti	4,687,206	(7)	11.6%

Ray DeGrella	26,667	(8)	* %

Matthew Plavan	501,503	(9)	1.2%

Dan Bessey	55,833		* %

Officers & Directors as a Group (10 persons)	11,216,037		26.7%

5% Common Stockholders
Sabby Healthcare Master Fund, Ltd	2,159,885	(10)	9.1%

Sabby Volatility Warrant Master Fund, Ltd	1,541,810	(11)	(12)

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

(2)	Includes 86,848 common shares and 61,250 shares issuable upon the exercise of options.
(3)	Includes 14,134 common shares and 56,250 shares issuable upon the exercise of options.
(4)	Includes 526,163 common shares and 27,084 shares issuable upon the exercise of options.
(5)	Includes 50,405 common shares and 415,000 shares issuable upon the exercise of options.
(6)	Includes 4,557,077 common shares and 86,666 shares issuable upon the exercise of options.
(7)	Includes 4,627,206 common shares and 60,000 common shares issuable upon the exercise of options.
(8)	Includes 26,667 common shares issuable upon the exercise of options.
(9)	Includes 122,337 common shares and 379,166 common shares issuable upon the exercise of options.
(10)

The business address of Sabby Healthcare Master Fund Ltd. (“Sabby HMF”) is c/o Sabby Management LLC, 10 Mountainview Road, Suite 205, Upper Saddle River, NJ 07458. This information is based on a Schedule 13G filed with the SEC.

(11)

The business address of Sabby Volatility Warrant Master Fund Ltd. (“Sabby VWMF”) is c/o Sabby Management LLC, 10 Mountview Road, Suite 205, Upper Saddle River, NJ 07458. This information is based on a Schedule 13G filed with the SEC.

(12)	Sabby VWMF is an affiliate of Sabby HMF. As such, their percent of class has been included in the Sabby HMF percent of class.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of February 18, 2014, TotipotentRX owed $337,000 to two of its officers who have since joined the Company. In the Merger Agreement, Cesca agreed to pay off the notes payable at closing as follows: $75,000 cash to each officer for a total of $150,000 and the remainder in shares of common stock. Approximately 82,000 shares of common stock were issued to satisfy the remainder of the debt. There were no other related party transactions reportable under Item 404 of Regulation S-K for the fiscal years ended June 30, 2015 and 2014.

As disclosed in the “Directors” section under Item 10 above, Mr. Moore, Dr. Rao and Mr. Rhein are deemed independent under the NASDAQ rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the fees billed to us by Marcum LLP and Ernst & Young LLP for each of the last two fiscal years.

	Marcum	E&Y		E&Y
Fee Catergory	Fiscal 2015	Fiscal 2015		Fiscal 2014
Audit Fees(1)	$199,000	$213,000		$888,000
Audit-Related Fees	--	383,000	(2)	532,000	(3)
Tax Fees(4)	--	40,000		22,000
All Other Fees(5)	--	--		--
Total Fees	$199,000	$636,000		$1,442,000

(1)

The audit fees for fiscal 2015 and fiscal 2014 consisted of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements and capital market financings.

(2)	Includes fees billed for consultation services performed regarding a deficiency in the Company’s governance practices.
(3)	Includes fees billed for due diligence services regarding the proposed merger with TotipotentRX.
(4)	Tax fees consist of fees for tax compliance and tax advice which relate to the preparation of federal and state tax returns and other services.
(5)

All other fees consist of fees for other permissible work performed that does not meet with the above category descriptions. There were no fees for other services by Marcum LLP or Ernst & Young LLP for the fiscal years ended June 30, 2015 and 2014.

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

Cesca Therapeutics Inc.

Dated: September 24, 2015	By:/s/	Michael Bruch
Interim Chief Financial Officer