Form 10-Q
period 2015-09-30
CESCA THERAPEUTICS INC.
filed 2015-11-16
CIK 811212

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-16375 Cesca Therapeutics Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2015
Common stock, $.001 par value	40,673,265

1

Cesca Therapeutics Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cesca Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,559	$3,357
Accounts receivable, net of allowance for doubtful accounts of $41 ($46 at June 30, 2015)	3,648	5,133
Inventories	3,971	4,598
Prepaid expenses and other current assets	131	163
Total current assets	14,309	13,251

Equipment at cost, less accumulated depreciation of $5,146 ($4,935 at June 30, 2015)	3,196	2,937
Goodwill	13,195	13,195
Intangible assets, net	21,157	21,295
Other assets	78	79
Total Assets	$51,935	$50,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,650	$5,079
Accrued payroll and related expenses	618	705
Deferred revenue	481	635
Other current liabilities	2,150	1,527
Total current liabilities	8,899	7,946

Noncurrent deferred tax liability	7,641	7,641
Derivative obligations	2,856	--
Convertible debentures, net	15	--
Other non-current liabilities	267	268
Total liabilities	19,678	15,855

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--
Common stock, $0.001 par value;150,000,000 shares authorized; 40,653,265 issued and outstanding (40,501,730 at June 30, 2015)	41	41
Paid in capital in excess of par	173,317	172,540
Accumulated deficit	(141,071)	(137,674)
Accumulated other comprehensive loss	(30)	(5)

Total stockholders’ equity	32,257	34,902

Total liabilities and stockholders’ equity	$51,935	$50,757

See accompanying notes.

 Cesca Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2015	2014

Net revenues	$2,823	$3,655

Cost of revenues	2,456	2,469

Gross profit	367	1,186

Expenses:

Sales and marketing	632	808

Research and development	1,097	1,477

General and administrative	2,552	2,188

Total operating expenses	4,281	4,473

Loss from operations	(3,914)	(3,287)

Fair value change of derivative instruments	1,426	--
Registration rights liquidated damages	(880)	--
Other expense, net	(29)	(9)
Net loss	$(3,397)	$(3,296)

Net loss	$(3,397)	$(3,296)
Other comprehensive income:
Foreign currency translation adjustments	(25)	(32)
Comprehensive loss	$(3,422)	$(3,328)

Per share data:

Basic and diluted net loss per common share	$(0.08)	$(0.08)

Weighted average common shares outstanding – basic and diluted	40,552,242	40,274,711

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,397)	$(3,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365	322
Stock based compensation expense	343	284
Amortization of debt discount and issue costs	15	--
Change in fair value of derivative	(1,426)	--
Net change in operating assets and liabilities:
Accounts receivable, net	1,459	319
Inventories	594	(332)
Prepaid expenses and other current assets	29	(274)
Other assets	--	(3)
Accounts payable	300	(571)
Accrued payroll and related expenses	(86)	(131)
Deferred revenue	(134)	(115)
Other liabilities	633	112

Net cash used in operating activities	(1,305)	(3,685)
Cash flows from investing activities:
Capital expenditures	(187)	(339)

Net cash used in investing activities	(187)	(339)

Cash flows from financing activities:
Proceeds from convertible debentures, net of financing costs	4,720	--
Payments on capital lease obligations	(14)	--
Repurchase of common stock	(5)	(55)

Net cash provided by (used in) financing activities	4,701	(55)
Effects of foreign currency rate changes on cash and cash equivalents	(7)	(18)
Net increase(decrease) in cash and cash equivalents	3,202	(4,097)

Cash and cash equivalents at beginning of period	3,357	14,811
Cash and cash equivalents at end of period	$6,559	$10,714

Supplemental non-cash financing and investing information:
Derivative obligation related to issuance of warrants	$4,282	$--
Equipment acquired by capital lease	$--	$112

See accompanying notes.

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share amounts)

1.     Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Cesca Therapeutics Inc. (the Company, Cesca) is focused on the research, development, and commercialization of autologous cell-based therapeutics that advance the practice of regenerative medicine. Cesca is a leader in the development and manufacture of automated blood and bone marrow processing systems that enable the separation, processing and cryopreservation of cell and tissue therapy products.

Liquidity and Going Concern

At September 30, 2015, the Company had cash and cash equivalents of $6,559 and working capital of $5,410. The Company has incurred recurring operating losses and as of September 30, 2015 had an accumulated deficit of $141,071. The Company has primarily financed operations through the sale of equity securities and the sale of certain non-core assets. In August 2015, the Company sold senior secured convertible debentures and warrants for $15,000. At the initial closing on August 31, 2015, the Company received proceeds of $5,500. The second closing for gross proceeds of up to an additional $9,500 was contingent upon the Company receiving approval from the California Institute for Regenerative Medicine (“CIRM”) of a grant in the amount of $10,000 or more. The funds were intended to support implementation of Cesca’s FDA approved phase III pivotal trial for Critical Limb Ischemia (“CLIRST III”). The Company applied for the CIRM grant in August 2015. However, based upon preliminary feedback from CIRM received in early November, the Company withdrew its application on November 6, 2015.

The Company is dependent on receiving additional non-dilutive funding in order to initiate the CLIRST III pivotal trial. As such, management has been exploring additional funding sources including strategic partner relationships. We cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all. If the Company is unable to generate sufficient revenues or obtain additional funds for its working capital needs, the Company will have to further scale-back operations.

Because of recurring and expected operating losses and its cash balance, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Cesca and the Company’s wholly-owned subsidiaries, TotipotentRX Cell Therapy, Pvt. Ltd. and TotipotentSC Scientific Product Pvt. Ltd. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (“SEC”) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the three month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Revenue Recognition

Revenues from the sale of the Company’s products and services are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured. The Company generally ships products F.O.B. shipping point. There is no conditional evaluation on any product sold and recognized as revenue. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the balance sheet.

There is no right of return provided for distributors or customers. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with us, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue primarily on the sell-in method with it’s distributors.

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

Fair Value Measurements

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short duration. The fair value of the Company’s derivative obligation liability is classified as Level 3 within the fair value hierarchy since the valuation model of the derivative obligation is based on unobservable inputs.

Debt Issue Costs

The Company amortizes debt issue costs to interest expense over the life of the associated debt instrument, using the straight-line method which approximates the interest rate method.

Derivative Financial Instruments

In connection with the sale of convertible debt and equity instruments, the Company may also issue freestanding warrants. If freestanding warrants are issued and accounted for as derivative instrument liabilities (rather than as equity), the proceeds are first allocated to the fair value of those instruments. The remaining proceeds, if any, are then allocated to the convertible instrument, usually resulting in that instrument being recorded as a discount from its face amount. Derivative financial instruments are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

Segment Reporting

The Company has one reportable business segment: the research, development and commercialization of autologous cell-based therapeutics for use in regenerative medicine.

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at September 30:

	2015		2014
Common stock equivalents of convertible debentures	8,088,235		--
Warrants – initial close	12,536,764	(1)	--
Warrants – second close	21,654,412	(2)	--
Warrants – other	5,052,400		5,113,420
Stock options	3,361,317		2,249,785
Restricted stock units	1,375,201		703,800
Total	52,068,329		8,067,005

(1)	The initial close warrants became exercisable on October 30, 2015, the date stockholder approval was received.
(2)	The second close warrants are subject to vesting based upon the amount of funds actually received by the Company in the second close.

Stock-Based Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, "Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 is effective for the Company on January 1, 2016 and early adoption is permitted. The Company has decided to early adopt this standard. As a result, the debt issue costs of $780 at September 30, 2015 is a reduction to Convertible Debentures in the Condensed Consolidated Balance Sheets. There were no corresponding debt issue costs in prior periods.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For all entities, the ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company has decided to early adopt this standard.

2.     Commitments and Contingencies

Financial Covenants

Effective September 30, 2015, the Company entered into a Fifth Amended and Restated Technology License and Escrow Agreement which modified the financial covenant that the Company must meet in order to avoid an event of default: cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000 must be maintained. The Company is in compliance with this financial covenant as of September 30, 2015.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited balance sheets. The change in the warranty liability for the three months ended September 30, 2015 is summarized in the following table:

Balance at July 1, 2015	$627
Warranties issued during the period	19
Settlements made during the period	(181)
Changes in liability for pre-existing warranties during the period	(21)
Balance at September 30, 2015	$444

3.     Convertible Debentures

Convertible debentures consist of the following as of September 30, 2015:

Convertible debentures	$5,500
Unamortized debt discount	(4,707)
Unamortized debt issue costs	(778)
Convertible debentures, net	$15

On August 31, 2015, the Company sold senior secured convertible debentures in a financing to raise up to $15,000 (“Debentures”), Series A warrants to purchase up to 22,058,823 shares of the Company’s common stock at an exercise price equal to $0.68 per share for a period of five and one-half years (“Series A warrants”) and Series B warrants to purchase up to 12,132,353 shares of the Company’s common stock at an exercise price equal to $0.68 per share for a period of eighteen months (“Series B warrants”). At the initial closing on August 31, 2015, the Company received gross proceeds of $5,500 and 8,088,235 Series A warrants vested and 4,448,529 Series B warrants vested. The second closing for up to an additional $9,500 was dependent on receiving approval from CIRM of a grant in the amount of $10,000, for the pivotal trial for CLIRST III. The Company applied for the CIRM grant in August 2015. However, based upon preliminary feedback received in early November, the Company withdrew its application for, and shall not receive, the CIRM grant. Therefore any funds released in a second close will only be at the election of the holders. The warrants issued in contemplation of a second close will remain outstanding until they expire.

The Debentures bear no interest, may be converted into shares of the Company’s common stock at a conversion price of $0.68 per share, are secured by all of the Company’s assets and, unless previously converted, will mature on the 30 year anniversary of the date of issuance.  The Series A warrants and Series B warrants are subject to vesting based upon the amount of funds actually received by the Company in the sale of the Debentures and became exercisable on October 30, 2015, the date stockholder approval was received. The warrants are non-cancelable and will expire in accordance with their terms. The Series A warrants may be exercised for cash or, upon the failure to maintain an effective registration statement, on a cashless basis. The Series B warrants may be exercised on a cashless basis at 90% of the weighted-average price at the time of exercise if it is lower than the conversion price subject to a floor of $0.10 per share with a 250% uplift in the number of shares to be issued.

In addition to standard and customary events of default, it will constitute an event of default under the Debentures if: a registration statement registering all of the registrable securities shall not have been declared effective by the earlier of (a) the CIRM grant approval date or (b) February 27, 2016 or the Company does not meet the current public information requirements under Rule 144 in respect of the registrable securities. It will also constitute an event of default if the holders are not able to resell the registrable securities for a period of more than 20 consecutive trading days or 30 non-consecutive trading days in a year. Currently, the Company is unable to register all of the registrable securities and will be in default under the debentures after the 20th consecutive trading day following the effectiveness of the registration statement unless the Company obtains a waiver.

If there is an event of default, the holder of the Debentures may require the Company to redeem all or any portion of the Debentures (including all accrued and unpaid interest, if any), in cash, at a price equal to the greater of: (i) the outstanding principal amount of the Debentures, plus all accrued and unpaid interest thereon, divided by the conversion price on the date the default amount is either (A) demanded (if demand or notice is required to create an event of default) or otherwise due or (B) paid in full, whichever has a lower conversion price, multiplied by the Volume Weighted Average Price (“VWAP”) on the date the default amount is either demanded or otherwise due, or paid in full, whichever has a higher VWAP, or (ii) 130% of the outstanding principal amount of the Debentures.

In connection with this financing, the Company entered into a registration rights agreement pursuant to which the Company agreed to register (a) all of the shares of common stock then issued and issuable upon conversion in full of the Debentures (assuming on such date the Debentures are converted in full without regard to any conversion limitations therein) and (b) all warrant shares then issued and issuable upon exercise of the warrants (assuming on such date the warrants are exercised in full without regard to any exercise limitations therein). In addition, the holders are entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, getting an effective and maintaining an effective registration statement including the failure of the Company to have such registration statement declared effective by November 16, 2015. The liquidated damages will be payable upon the occurrence of each of those events and each monthly anniversary thereof until cured. The amount of liquidated damages payable is equal to 4% of the subscription amount paid by each holder. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay 18% interest.

As the Company has not filed an effective registration statement by November 16, 2015 and the Company is precluded by the SEC from registering all of the registrable securities on a single registration statement, management considers November 16, 2015 as a liquidated damages event date, owing $220. Management does not believe the event will be cured until the holders are able to trade securities under Rule 144 or approximately February 27, 2016. Although management is in discussions with the holders to waive the potential liquidated damages, management considers it probable that four months of liquidated damages will be paid for a total of $880 accrued as registration rights liquidated damages in the three months ended September 30, 2015.

For financial reporting purposes, the net proceeds of $4,720 was allocated first to the residual fair value of the Series A warrants, amounting to $3,385, then to the residual fair value of the obligation to issue the Series B warrants of $897, the remaining value to the intrinsic value of the beneficial conversion feature on the convertible debentures of $438, resulting in an initial carrying value of the Debentures of $0. The initial debt discount on the Debentures totaled $4,720 and is being amortized over the 30 year life of the convertible debentures. During the three months ended September 30, 2015, the Company amortized $15 of the debt discount.

Beneficial Conversion Feature

The beneficial conversion feature value was calculated as the difference resulting from subtracting the effective conversion price from the market price of the common stock on the issuance date, multiplied by the number of common shares into which the initial funding of the Debentures are convertible.

4.     Derivative Obligations

Series A and Series B Warrants

Series A and Series B warrants to purchase 8,088,235 and 4,448,529 common shares, respectively, were issued and vested during the three months ended September 30, 2015 (see Note 3). At the time of issuance, the Company determined that as the warrants can be settled for cash at the holders’ option in a future fundamental transaction they constituted a derivative liability. The Company estimated the fair value of the derivative liability aggregating approximately $4,282, using a Binomial Lattice Valuation Model and the following assumptions:

	Series A		Series B
	August 31, 2015	September 30, 2015	August 31, 2015	September 30, 2015
Market price of common stock	$0.68	$0.53	$0.68	$0.53
Expected volatility	72%	72%	62%	57%
Contractual term (years)	5.5	5.4	1.5	1.4
Discount rate	1.54%	1.4%	0.57%	0.49%
Dividend rate	0%	0%	0%	0%
Exercise price	$0.68	$0.68	$0.68	$0.68

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded a gain of approximately $1,426 during the three months ended September 30, 2015, representing the net change in the fair value of the derivative liability, which is presented as fair value change of derivative instruments, in the accompanying condensed consolidated statements of operations and comprehensive loss.

In accordance with U.S. GAAP, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Balance at September 30, 2015	Level 1	Level 2	Level 3

Derivative obligation	$2,856	$-	$-	$2,856

The following table reflects the change in fair value of the Company’s derivative liabilities for the period ended September 30, 2015:

Amount
Balance - July 1, 2015	$--
Addition of derivative obligation at fair value on date of issuance	4,282
Change in fair value of derivative obligation	(1,426)
Balance - September 30, 2015	$2,856

5.     Stockholders’ Equity

Stock Based Compensation

The Company recorded stock-based compensation of $343 and $284 for the three months ended September 30, 2015 and 2014, respectively.

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2015	2,952,062	$1.28

Granted	677,500	$0.64
Forfeited	(168,245)	$1.28
Expired	(100,000)	$2.02

Outstanding at September 30, 2015	3,361,317	$1.12	5.6	--

Vested and Expected to Vest at September 30, 2015	2,680,552	$1.13	5.5	--

Exercisable at September 30, 2015	1,279,965	$1.29	4.5	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended September 30, 2015.

The fair value of the Company’s stock options granted for the three months ended September 30, 2015 was estimated using the following weighted-average assumptions:

Expected life (years)	5.4
Risk-free interest rate	1.5%
Expected volatility	77.3%
Dividend yield	0%

Common Stock Restricted Units

The following is a summary of restricted stock activity during the three months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2015	1,451,784	$1.12
Granted	--
Vested	(30,000)	$0.88
Forfeited	(46,583)	$1.81
Outstanding at September 30, 2015	1,375,201	$1.10

In connection with the vesting of the restricted stock units, the election was made by some of the employees to satisfy the applicable federal income tax withholding obligation by a net share settlement, pursuant to which the Company withheld 9,915 shares and used the deemed proceeds from those shares to pay the income tax withholding. The net share settlement is deemed to be a repurchase by the Company of its common stock.

Warrants

A summary of warrant activity for the three months ended September 30, 2015 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Beginning balance	5,052,400	$2.21
Warrants granted	34,191,176	$0.68
Warrants canceled	--
Warrants exercised	--

Outstanding at September 30, 2015	39,243,576	$0.88

Exercisable at September 30, 2015	5,052,400	$2.21

At September 30, 2015, the total intrinsic value of warrants outstanding and exercisable was $0.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in thousands, except share and per share amounts)

Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. We wish to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual results for fiscal year 2016 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, failure to meet The Food and Drug Administration (“FDA”) regulations governing our products and operations and recalls associated with such regulations, the risks associated with initiating manufacturing for new products, failure to meet The Foreign Corrupt Practices Act (“FCPA”) regulations, legal proceedings, and the risk factors listed from time to time in our SEC reports, including, in particular, the factors and discussion in our Form 10-K for fiscal year 2015.

Overview

We are focused on the research, development, and commercialization of autologous cell-based therapies that advance the practice of regenerative medicine. We were founded in 1986 as ThermoGenesis Corp., a Delaware corporation, with principal offices in Rancho Cordova, California. We are a leader in the development and manufacture of automated blood and bone marrow processing systems that enable the separation, processing and cryopreservation of cell and tissue therapy products, serving patients, physicians and partners in three target markets:

●	Cellular therapeutics
●	Medical/diagnostic device development and commercialization
●	Cell manufacturing and banking

In September 2015, we undertook a restructuring initiative to reduce our costs associated with our traditional cord blood banking business. The restructuring resulted in a reduction of approximately 15 positions in various functions. This action, combined with the elimination of a number of open positions that will not be back-filled, is expected to reduce annual operating costs primarily in the cord blood banking business by approximately $3.3 million. We incurred a restructuring charge of approximately $190 during the three months ended September 30, 2015, recorded as a component of general and administrative expense.

Stem Cell Therapies

We are currently focusing our clinical therapy efforts in three areas:

●	Critical Limb Ischemia (“CLI”) - We received FDA approval on June 12, 2015 for an Investigational Device Exemption (“IDE”) for our pivotal clinical trial, the CLIRST III study, to evaluate our SurgWerks™-CLI and VXP System for the treatment of patients with late-stage (Rutherford 5), no option critical limb ischemia. The study will be a 3:1 randomized, double blinded, placebo-controlled trial, having an adaptive interim analysis for repowering (if necessary), and with a primary endpoint of major amputation-free survival after one year.

CLI is the last progressive phase of peripheral vascular disease, where the leg is so deprived of blood flow and oxygen, that it has visible signs of gangrenous ulceration. The Company has supported or completed two prior feasibility studies in CLI, one delivering a Cesca platform prepared autologous bone marrow cell dose into the afflicted leg artery of 13 human subjects and the other delivering a similar Cesca platform produced cell dose into the afflicted limb muscles of 17 human subjects.

●	Acute Myocardial Infarction (“AMI”) – This therapy is designed as an adjunct treatment for patients who have suffered an acute ST-elevated myocardial infarction (“STEMI”), a particular and most threatening type of heart attack. The SurgWerks-AMI treatment is designed to minimize the adverse remodeling of the heart post-STEMI. The entire 4-step bedside treatment is designed to take less than 120 minutes to complete, in a single surgical procedure, in the heart catheterization laboratory of a hospital.

●

Bone Marrow Transplant (“BMT”) – This initiative is based on two main programs: the CellWerks™ technology platform for clinical and intra-laboratory use, and the TotipotentRX good manufacturing practice (“GMP”) laboratory services business in India. The CellWerks™ Platform is designed for optimal laboratory preparation of hematopoietic stem cells used in BMT, cell manufacturing for therapeutics and bio-banking.  The technology platform includes a “smart vision” control module, a corresponding disposable for processing blood and bone marrow sourced tissue and sample tracking software enabling GMP compliance. Cell analytics for laboratory and point-of-care use are under development and will complete the CellWerks suite of instruments. The TotipotentRX™ laboratory services in India were established in 2014 in a collaboration with Fortis Healthcare. This business is aimed at serving the Indian clinical market for cell therapy with GMP and good laboratory practice (“GLP”) cell manufacturing services.

Our Products

●

The SurgWerks Platform and VXP System is a proprietary stem cell therapy point-of-care disposable kit and automated bone marrow cell isolation system for treating vascular and orthopedic indications. The system integrates the following indication specific devices with optimized protocols to ensure biological dose, purity and viability:

●	Cell harvesting
●	Cell processing and selection
●	Cell diagnostics
●	Cell delivery

The in vivo safety and effectiveness for this platform has not been established. It is available under clinical trial experimental use only for CLI in the United States.

●

The MarrowXpress™ or MXP System is a derivative product of the AXP and its accompanying disposable bag set. It isolates and concentrates stem cells from bone marrow. The product is an automated, closed, sterile system that volume-reduces blood from bone marrow to a user-defined volume in 30 minutes, while retaining over 90% of the mononuclear cells (“MNCs”), a clinically important cell fraction. Self-powered and microprocessor-controlled, the MXP System contains flow control optical sensors that achieve precise separation. We have received the CE-Mark, enabling commercial sales in Europe, and we received authorization from the FDA to begin marketing the MXP as a Class I device in the U.S. for the preparation of cell concentrate from bone marrow. However, the safety and effectiveness of this device for in vivo use has not been established. MXP technology is an integrated component of the SurgWerks and VXP System offering and performs the cell processing and selection.

●

The AutoXpress® or AXP System is a medical device with an accompanying disposable bag set that isolates and retrieves stem cells from umbilical cord blood. The AXP System provides cord blood banks with an automated method to separate and capture adult stem cells in a manner that reduces overall processing and labor costs and reduces the risk of contamination under Current Good Manufacturing Practice (“CGMP”) conditions. The AXP System retains over 97% of the MNCs. High MNC recovery has significant clinical importance to patient transplant survival rates. Self-powered and microprocessor-controlled, the AXP device contains flow control optical sensors that achieve precise separation of the cord blood fractions.

●

The BioArchive® System is a robotic medical device used to cryopreserve and archive stem cell preparations extracted from human placentas and umbilical cords for future transplant and treatment. Launched in 1998, our BioArchive Systems have so far been purchased by over 110 umbilical cord blood banks in over 35 countries.

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

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed financial statements, please refer to our 2015 Annual Report on Form 10-K.

Results of Operations for the Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014

Net Revenues

Net revenues for the three months ended September 30, 2015 were $2,823 compared to $3,655 for the three months ended September 30, 2014, a decrease of $832. The decrease is primarily due to the decrease in sales of BioArchive devices as we shipped five devices in the three months ended September 30, 2014 and shipped none in the three months ended September 30, 2015. Revenues from Res-Q disposables (bone marrow product line) to our primary distributor have also decreased as we gave them notice of our refusal to allow any further automatic extensions, in effect terminating our distribution agreement effective March 31, 2016. These decreases were offset by an increase in AXP disposables revenues to our distributors in Asia.

The following represents the Company’s revenues by product platform for the three months ended:

	September 30,
	2015	2014

AXP	$1,361	$895
BioArchive	703	1,397
Manual Disposables	407	384
Res Q BMC and MXP	205	678
Other	147	301
	$2,823	$3,655

Gross Profit

The Company’s gross profit was $367 or 13% of net revenues for the three months ended September 30, 2015, compared to $1,186 or 32% for the corresponding fiscal 2015 period. Gross profit declined primarily due to a higher burden on volume of products sold, the mix of products sold and increases in inventory reserves associated with our Res-Q product line and BioArchive devices. We expect our gross profit margin to increase in future quarters.

Sales and Marketing Expenses

Sales and marketing expenses include costs primarily associated with generating revenues from the sale of cord blood and bone marrow disposables and BioArchive devices.

Sales and marketing expenses were $632 for the three months ended September 30, 2015, compared to $808 for the comparable fiscal 2015 period, a decrease of $176 or 22%. The decrease is primarily due to a decrease in medical device excise taxes which are a result of lower domestic sales of FDA registered devices and a decrease in costs for outside consultants.

Research and Development Expenses

Research and development expenses include costs associated with our engineering, regulatory, scientific and clinical functions.

Research and development expenses were $1,097 for the three months ended September 30, 2015, compared to $1,477 for the comparable fiscal 2015 period, a decrease of $380 or 26%. The decrease is primarily due to delaying our clinical therapies program. In the first quarter of the prior year, we were working on the IDE application to the FDA for the CLIRST III. As part of the August financing we agreed not to start treating patients under the CLIRST III until either the CIRM grant is approved or additional non-dilutive funding was received. We anticipate research and development costs to increase if we initiate the CLIRST III clinical trial.

General and Administrative Expenses

General and administrative expenses include costs associated with our accounting, finance, human resources, information system and executive functions.

General and administrative expenses were $2,552 for the three months ended September 30, 2015, compared to $2,188 for the three months ended September 30, 2014, an increase of $364 or 17%. The increase is primarily due to increases in severance costs from the restructuring that occurred in September 2015, stock compensation, network support and patent fees. These increases were offset by a decrease in legal fees associated with patent litigation. We expect general and administrative costs to decrease in future quarters.

Non-U.S. GAAP Measures

In addition to the results reported in accordance with U.S. GAAP, we also use a non-U.S. GAAP measure, adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), to evaluate operating performance and to facilitate the comparison of our historical results and trends. This financial measure is not a measure of financial performance under U.S. GAAP and should not be considered in isolation or as a substitute for loss as a measure of performance. The calculation of this non-U.S. GAAP measure may not be comparable to similarly titled measures used by other companies. Reconciliations to the most directly comparable U.S. GAAP measure are provided below.

	Three Months Ended September 30,
	2015	2014
Loss from operations	$(3,914)	$(3,287)

Add:
Depreciation and amortization	365	322
Stock-based compensation expense	343	284
Adjusted EBITDA loss	$(3,206)	$(2,681)

Adjusted EBITDA

The adjusted EBITDA loss was $3,206 for the three months ended September 30, 2015 compared to $2,681 for the three months ended September 30, 2014. The adjusted EBITDA loss increased compared to the first quarter in the prior year due to lower sales revenue from our traditional cord blood banking business and the costs from the September 2015 restructuring.

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents of $6,559 and working capital of $5,410. This compares to cash and cash equivalents of $3,357 and working capital of $5,305 at June 30, 2015. This increase is primarily due to completion of the initial closing of the Debentures and warrants for $5,500 in August 2015. The second closing for up to an additional $9,500 was contingent upon receiving approval from CIRM of a grant in the amount of $10,000 or more, for the pivotal trial for CLIRST III. We applied for the CIRM grant in August 2015. However, based upon preliminary feedback received in early November, we withdrew our application on November 6, 2015.

We are dependent on receiving additional non-dilutive funding in order to initiate the CLIRST III pivotal trial. As such, management has been exploring additional funding sources including strategic partner relationships. We cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all. If we are unable to generate sufficient revenues or obtain additional funds for our working capital needs, we will have to further scale-back operations.

Because of recurring and expected operating losses and our cash balance, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. See Part 1 Item 1A-Risk Factors in our June 30, 2015 Form 10-K.

Net cash used in operating activities for the three months ended September 30, 2015 was $1,305 compared to $3,685 for the three months ended September 30, 2014. The decrease was primarily due to increased emphasis on collections from customers, lower inventory purchases and lower payments to vendors.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015 for the reason discussed below.

Subsequent to the completion of the audit of our financial statements for the year ended June 30, 2014, it was determined that a deficiency existed in our governance practices related to the timeliness and consistency of communications between management, the audit committee and the auditors. This deficiency was concluded to represent a material weakness in our internal control over financial reporting. In order to remediate this material weakness, we engaged independent outside counsel who reviewed our corporate governance procedures and recommended changes. We are in the process of implementing the recommended changes to our disclosure controls and are currently evaluating their effectiveness.

Other than as described above, there were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of operations, we may have disagreements or disputes with distributors, vendors or employees. Such potential disputes are seen by management as a normal part of business. There have been no material changes since the disclosures set forth in the Company’s 10-K for fiscal year end June 30, 2015.

Item 1A.	Risk Factors.

In addition to the risk factor discussed below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which could materially affect our business, financial condition or future results. There have been no material changes from those risk factors, other than the risk factor listed below. Additional risks and uncertainties not currently known or knowable to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If the price of our common stock does not meet the requirements of the NASDAQ capital market stock exchange, our shares may be delisted. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted. The listing standards of NASDAQ provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of greater than 30 consecutive business days. As previously reported, on March 30, 2015, we received a notice from the NASDAQ Listing Qualifications Department notifying us that for 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until September 28, 2015, to regain compliance with the bid price requirement.

The Company was unable to regain compliance with the bid price requirement by September 28, 2015 and, therefore, submitted additional information and a plan to regain compliance to NASDAQ. On October 15, 2015, NASDAQ granted the Company an additional 180 calendar days, or until March 28, 2016, to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company fails to regain compliance during this second compliance period, our common stock will be subject to delisting by NASDAQ. Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

We may incur significant non-operating, non-cash charges resulting from changes in the fair value of warrants. In August 2015, we entered into a securities purchase agreement pursuant to which 8,088,235 Series A warrants and 4,448,529 Series B warrants were issued and vested. The Series A and B warrants have been recorded at their respective relative fair values at the issuance date and will be recorded at their respective fair values at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge at each reporting date. The impact of these non-operating, non-cash charges could have an adverse effect on our financial results. The fair value of the warrants is tied in large part to our stock price. If our stock price increases between reporting periods, the warrants become more valuable. As such, there is no way to forecast what the non-operating, non-cash charges will be in the future or what the future impact will be on our financial statements.

Our ability to conduct a CLIRST III clinical trial is substantially dependent on our ability to receive additional funding, and there are no assurances that such funding will materialize. Under the terms of our August 31, 2015 financing, our ability to initiate the CLIRST III clinical trial and to access the $9.5 million in gross proceeds from the second closing of the Debentures was dependent on our obtaining notice of a CIRM grant in the amount of $10.0 million subject to adjustment for approved Medicare reimbursements. On November 6, 2015, we withdrew our application for, and therefore will not receive, the CIRM grant. Therefore, any funds released in a second close will only be at the election of the holder. As such, we will be required to seek other alternative methods of financing in order to obtain funds for working capital and to initiate the CLIRST III clinical trial, replacing the expected funds from the second closing and CIRM grant. It is unlikely that we will expeditiously be able to conduct the CLIRST III Clinical Trial without other funding options.

Our August 31, 2015  financing provides for significant payments upon defaults and liquidated damages. The registration rights agreement for the August 2015 financing provides for monthly payment of liquated damages equal to four (4%) of the principal outstanding on the debentures if the registration statement is not effective with all the common stock underlying the debentures and warrants by November 16, 2015. Further, upon the default of the debentures we may be required to immediately pay up to one hundred thirty percent (130%) of the outstanding amount of the debentures plus certain expenses. Twenty-One trading days after the registration statement is declared effective, the Company will be in default of the debentures because the registration statement does not register all of the common stock underlying the debentures and warrants. The Company is negotiating to waive, in whole or in part, these liquidated damages and event of default; however, no assurances can be made these negotiations will be successful.

There is doubt about our ability to continue as a going concern due to our recurring and expected operating losses and cash balance which means that we may not be able to continue operations. We cannot provide investors with the assurance that we will be able to raise sufficient funds from the generation of revenues or through financing to sustain the Company over the next twelve months. Given our cash balance and the fact that we have had recurring operating losses and expect those losses to continue, we believe there is substantial doubt about our ability to continue as a going concern.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We had no unregistered sales of equity securities during the three months ended September 30, 2015, other than the following:

●	The securities issued in our August 2015 financing, which were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
10.22.1	Amendment to Senior Secured Convertible Debenture(1)
10.27	General Release and Waiver between the Company and Kenneth L. Harris(2)
10.28	Consulting Agreement between the Company and Kenneth L. Harris(2)
10.29	Fifth Amended and Restated Technology License and Escrow Agreement between the Company and CBR Systems, effective September 30, 2015(3)
10.30	Employment Agreement with Michael Bruch(3)
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index

(1)	Exhibit to 8-K filed on September 29, 2015
(2)	Exhibit to 8-K filed on September 30, 2015
(3)	Exhibit to 8-K filed on October 28, 2015
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

Cesca Therapeutics Inc. (Registrant)

Dated: November 16, 2015	/s/ Robin C. Stracey
Robin C. Stracey Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2015	/s/ Michael Bruch
Michael Bruch Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)