Form 10-Q
period 2015-12-31
CESCA THERAPEUTICS INC.
filed 2016-02-16
CIK 811212

 SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2015.

or

___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-16375 Cesca Therapeutics Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2016
Common stock, $.001 par value	60,013,350

Cesca Therapeutics Inc.

INDEX

Page Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cesca Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,942	$3,357
Accounts receivable, net of allowance for doubtful accounts of $40 ($46 at June 30, 2015)	3,467	5,133
Inventories	3,986	4,598
Prepaid expenses and other current assets	336	163
Total current assets	10,731	13,251

Equipment at cost, less accumulated depreciation of $5,316 ($4,935 at June 30, 2015)	3,137	2,937
Goodwill	13,195	13,195
Intangible assets, net	21,045	21,295
Other assets	78	79
Total assets	$48,186	$50,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,424	$5,079
Accrued payroll and related expenses	462	705
Deferred revenue	279	635
Other current liabilities	2,225	1,527
Total current liabilities	7,390	7,946

Noncurrent deferred tax liability	7,641	7,641
Derivative obligations	643	--
Convertible debentures, net	62	--
Other noncurrent liabilities	259	268
Total liabilities	15,995	15,855

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value; 350,000,000 shares authorized; 42,807,468 issued and outstanding (40,501,730 at June 30, 2015)	43	41
Paid in capital in excess of par	173,872	172,540
Accumulated deficit	(141,695)	(137,674)
Accumulated other comprehensive loss	(29)	(5)

Total stockholders’ equity	32,191	34,902

Total liabilities and stockholders’ equity	$48,186	$50,757

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Net revenues	$3,294	$4,643	$6,117	$8,298

Cost of revenues	2,266	3,102	4,722	5,571

Gross profit	1,028	1,541	1,395	2,727

Expenses:

Sales and marketing	527	720	1,159	1,528

Research and development	646	1,542	1,743	3,019

General and administrative	1,823	3,632	4,375	5,820

Total operating expenses	2,996	5,894	7,277	10,367

Loss from operations	(1,968)	(4,353)	(5,882)	(7,640)

Fair value change of derivative instruments	2,180	--	3,606	--
Registration rights liquidated damages	(220)	--	(1,100)	--
Loss on cashless exercise of warrants	(564)	--	(564)	--
Other expense net	(52)	(18)	(81)	(27)
Net loss	$(624)	$(4,371)	$(4,021)	$(7,667)
COMPREHENSIVE LOSS
Net loss	$(624)	$(4,371)	$(4,021)	$(7,667)
Other comprehensive loss:
Foreign currency translation adjustments	1	(37)	(24)	(69)
Comprehensive loss	$(623)	$(4,408)	$(4,045)	$(7,736)

Per share data:

Basic and diluted net loss per common share	$(0.02)	$(0.11)	$(0.10)	$(0.19)

Weighted average common shares outstanding – basic and diluted	41,384,666	40,303,628	40,968,454	40,289,170

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,021)	$(7,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	659	667
Stock based compensation expense	304	676
Amortization of debt discount and issue costs	62	--
Change in fair value of derivative	(3,606)	--
Loss on cashless exercise of warrants	564	--
Net change in operating assets and liabilities:
Accounts receivable	1,634	114
Inventories	568	157
Prepaid expenses and other current assets	(299)	(83)
Other assets	--	5
Accounts payable	(626)	(404)
Accrued payroll and related expenses	(243)	361
Deferred revenue	(322)	(181)
Other liabilities	832	486

Net cash used in operating activities	(4,494)	(5,869)
Cash flows from investing activities:
Capital expenditures	(602)	(455)

Net cash used in investing activities	(602)	(455)

Cash flows from financing activities:
Proceeds from convertible debentures, net of financing costs	4,720	--
Payments on capital lease obligations	(27)	(16)
Repurchase of common stock	(5)	(80)

Net cash provided by (used in) financing activities	4,688	(96)

Effects of foreign currency rate changes on cash and cash equivalents	(7)	(34)
Net decrease in cash and cash equivalents	(415)	(6,454)

Cash and cash equivalents at beginning of period	3,357	14,811
Cash and cash equivalents at end of period	$2,942	$8,357

Supplemental non-cash financing and investing information:
Derivative obligation related to issuance of warrants	$4,282	--
Transfer of inventories to equipment	$18	$218
Reclassification of derivative liability to equity	$33	--
Equipment acquired by capital lease	--	$112

See accompanying notes.

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share amounts)

1.     Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Cesca Therapeutics Inc. (the Company, Cesca) is focused on the research, development, and commercialization of autologous cell-based therapies that advance the safe and effective practice of regenerative medicine. Cesca is a leader in the development and manufacture of automated blood and bone marrow processing systems that enable the separation, processing and cryopreservation of cell and tissue therapy products.

Liquidity

At December 31, 2015, the Company had cash and cash equivalents of $2,942 and working capital of $3,341. The Company has incurred recurring operating losses and as of December 31, 2015 had an accumulated deficit of $141,695. The Company has primarily financed operations through the sale of equity securities and the sale of certain non-core assets. In August 2015, the Company sold senior secured convertible debentures and warrants raising proceeds of $5,500 (the “Thirty-Year Debentures”). The second closing for gross proceeds of up to an additional $9,500 was contingent upon a number of items including the Company receiving approval from the California Institute for Regenerative Medicine (“CIRM”) for a grant in the amount of $10,000 or more. The funds were intended to support implementation of Cesca’s FDA approved phase III pivotal trial for Critical Limb Ischemia (“CLIRST III”). The Company applied for the CIRM grant in August 2015. However, based upon preliminary feedback from CIRM received in early November, the Company withdrew its application on November 6, 2015.

On February 2, 2016, the Company signed a purchase agreement for a financing transaction (“the Financing Transaction”), as more fully discussed in Footnote 6, for gross proceeds of $15 million. Based upon the closings of the Financing Transaction, repayment of the Thirty-Year Debentures, the Company’s cash balance, historical trends, the restructuring that occurred in September 2015, expected outflows and projections for revenues, management believes it will have sufficient cash to provide for its projected needs to maintain operations and working capital requirements for at least the next 12 months from the date of filing this quarterly report.

The Company will need additional funding to support its phase III Critical Limb Ischemia (CLIRST III) pivotal trial. As such, management has been exploring additional funding sources including strategic partner relationships. The Company cannot assure that such funding will be available on a timely basis, in needed quantities, or on favorable terms , if at all.

Principles of Consolidation

The consolidated financial statements include the accounts of Cesca Therapeutics Inc., and its wholly-owned subsidiaries, TotipotentRX Cell Therapy, Pvt. Ltd. and TotipotentSC Scientific Product Pvt. Ltd. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the six month period ended December 31, 2015, are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

The Company’s sales are generally through distributors. There is no right of return. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue primarily on the sell-in method with its distributors.

Revenue arrangements with multiple deliverables are divided into units of accounting if certain criteria are met, including whether the deliverable item(s) has (have) value to the customer on a stand-alone basis. Revenue for each unit of accounting is recognized as the unit of accounting is delivered. Arrangement consideration is allocated to each unit of accounting based upon the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Estimated selling prices are determined using vendor specific objective evidence of value (VSOE), when available, or an estimate of selling price when VSOE is not available for a given unit of accounting. Significant inputs for the estimates of the selling price of separate units of accounting include market and pricing trends and a customer’s geographic location. The Company accounts for training and installation, service agreements and the collection, processing and testing of the umbilical cord blood and the storage as separate units of accounting.

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

Fair Value Measurements

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” fair value is defined as the exit price, or the amount that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

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

Derivative Financial Instruments

In connection with the sale of convertible debt and equity instruments, the Company may also issue freestanding warrants. If freestanding warrants are issued and accounted for as derivative instrument liabilities (rather than as equity), the proceeds are first allocated to the fair value of those instruments. The remaining proceeds, if any, are then allocated to the convertible instrument, usually resulting in that instrument being recorded at a discount from its face amount. Derivative financial instruments are initially measured at their fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

Segment Reporting

The Company has one reportable business segment: the research, development and commercialization of autologous cell-based therapies for use in regenerative medicine.

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at December 31:

	2015		2014
Common stock equivalents of convertible debentures	8,088,235		--
Warrants – initial close	12,033,068	(1)	--
Warrants – second close	21,654,412	(2)	--
Warrants – other	5,052,400		5,052,400
Stock options	2,936,750		2,394,035
Restricted stock units	1,197,072		623,009
Total	50,961,937		8,069,444

(1)	The initial close warrants became exercisable on October 30, 2015, the date stockholder approval was received.
(2)	The second close warrants are subject to vesting based upon the amount of funds actually received by the Company in the second close.

Stock-Based Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03, "Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 is effective for the Company on January 1, 2016 and early adoption is permitted. The Company has decided to early adopt this standard. As a result, the debt issue costs of $770 at December 31, 2015 is a reduction to Convertible Debentures in the Condensed Consolidated Balance Sheets. There were no corresponding debt issue costs in prior periods.

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

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, "Recognition and Measurement of Financial Assets and Liabilities." ASU 2016-01 requires equity investments (excluding equity method investments and investments that are consolidated) to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have a readily determinable fair value may be measured at cost, adjusted for impairment and observable price changes. The ASU also simplifies the impairment assessment of equity investments, eliminates the disclosure of the assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at cost on the balance sheet and requires the exit price to be used when measuring fair value of financial instruments for disclosure purposes. Under ASU 2016-01, changes in fair value (resulting from instrument-specific credit risk) will be presented separately in other comprehensive income for liabilities measured using the fair value option and financial assets and liabilities will be presented separately by measurement category and type either on the balance sheet or in the financial statement disclosures. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has not yet determined the effect that ASU 2016-01 will have on its results of operations, statement of financial position or financial statement disclosures.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes - Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires companies to present deferred tax assets and deferred tax liabilities as noncurrent in the statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted at the beginning of an interim or annual reporting period. The Company has not yet determined the effect that ASU 2015-17 will have on its statement of financial position or financial statement disclosures.

2.     Commitments and Contingencies

Financial Covenants

Effective September 30, 2015, the Company entered into a Fifth Amended and Restated Technology License and Escrow Agreement with Cord Blood Registry Systems, Inc. which modified the financial covenant that the Company must meet in order to avoid an event of default: cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000 must be maintained. The Company is in compliance with this financial covenant as of December 31, 2015.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited balance sheet. The change in the warranty liability for the six months ended December 31, 2015 is summarized in the following table:

Balance at July 1, 2015	$627
Warranties issued during the period	45
Settlements made during the period	(237)
Changes in liability for pre-existing warranties during the period	43
Balance at December 31, 2015	$478

3.     Convertible Debentures

Convertible debentures consist of the following as of December 31, 2015:

Convertible debentures	$5,500
Unamortized debt discount	(4,668)
Unamortized debt issue costs	(770)
Convertible debentures, net	$62

On August 31, 2015, the Company sold senior secured convertible debentures in a financing to raise up to $15,000 (“Thirty-Year Debentures”), Series A warrants to purchase up to 22,058,823 shares of the Company’s common stock at an exercise price equal to $0.68 per share for a period of five and one-half years (“Series A warrants”) and Series B warrants to purchase up to 12,132,353 shares of the Company’s common stock at an exercise price equal to $0.68 per share for a period of eighteen months (“Series B warrants”). At the initial closing on August 31, 2015, the Company received gross proceeds of $5,500 and 8,088,235 Series A warrants vested and 4,448,529 Series B warrants vested. The second closing for up to an additional $9,500 was dependent on a number of items including receipt by the Company of approval from CIRM for a grant in the amount of $10,000, to support the Company’s pivotal trial for CLIRST III. The Company applied for the CIRM grant in August 2015. However, based upon preliminary feedback received in early November, the Company withdrew its application for, and shall not receive, the CIRM grant. Therefore any funds released in a second close will only be at the election of the holders. The warrants issued in contemplation of a second close will remain outstanding until they expire.

The Thirty-Year Debentures bear no interest, may be converted into shares of the Company’s common stock at a conversion price of $0.68 per share, are secured by all of the Company’s assets and, unless previously converted, will mature on the 30 year anniversary of the date of issuance.  The Series A warrants and Series B warrants are subject to vesting based upon the amount of funds actually received by the Company in the sale of the Thirty-Year Debentures and became exercisable on October 30, 2015, the date stockholder approval was received. The warrants are non-cancelable and will expire in accordance with their terms. The Series A warrants may be exercised for cash or, upon the failure to maintain an effective registration statement, on a cashless basis. The Series B warrants may be exercised on a cashless basis at 90% of the weighted-average price at the time of exercise if it is lower than the conversion price subject to a floor of $0.10 per share with a 250% uplift in the number of shares to be issued.

In addition to standard and customary events of default, the holders can declare an event of default under the Thirty-Year Debentures if: a registration statement registering all of the registrable securities shall not have been declared effective by the earlier of (a) the CIRM grant approval date or (b) February 27, 2016 or the Company does not meet the current public information requirements under Rule 144 in respect of the registrable securities. The holders can also declare an event of default if they are not able to resell the registrable securities for a period of more than 20 consecutive trading days or 30 non-consecutive trading days in a year. As the registration statement was declared effective on November 24, 2015 but the Company was precluded from registering all of the shares required, the holders of the Thirty-Year Debentures could declare the Company in default.

If there is an event of default, the holder of the Thirty-Year Debentures may require the Company to redeem all or any portion of the Thirty-Year Debentures (including all accrued and unpaid interest, if any), in cash, at a price equal to the greater of: (i) the outstanding principal amount of the Thirty-Year Debentures, plus all accrued and unpaid interest thereon, divided by the conversion price on the date the default amount is either (A) demanded (if demand or notice is required to create an event of default) or otherwise due or (B) paid in full, whichever has a lower conversion price, multiplied by the Volume Weighted Average Price (“VWAP”) on the date the default amount is either demanded or otherwise due, or paid in full, whichever has a higher VWAP, or (ii) 130% of the outstanding principal amount of the Thirty-Year Debentures. As of February 16, 2016 the holders of the Thirty-Year Debentures had not declared the Company in default.

In connection with this financing, the Company entered into a registration rights agreement pursuant to which the Company agreed to register (a) all of the shares of common stock then issued and issuable upon conversion in full of the Thirty-Year Debentures (assuming on such date the Thirty-Year Debentures are converted in full without regard to any conversion limitations therein) and (b) all warrant shares then issued and issuable upon exercise of the warrants (assuming on such date the warrants are exercised in full without regard to any exercise limitations therein). In addition, the holders are entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, getting an effective and maintaining an effective registration statement including the failure of the Company to have such registration statement declared effective by October 26, 2015. The liquidated damages are payable upon the occurrence of each of those events and each monthly anniversary thereof until cured. The amount of liquidated damages payable is equal to 4% of the subscription amount paid by each holder. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay 18% interest.

As the Company did not file an effective registration statement until November 24, 2015 and the Company was precluded by the SEC from registering all of the registrable securities on a single registration statement, management considered it probable that 4 months of liquidated damages would be due and accrued $880 during the three months ended September 30, 2015. During the three months ended December 31, 2015, it was determined that one additional month would be due prior to February 27, 2016, the date the holders will be able to trade securities under Rule 144. Therefore, management accrued an additional $220 of registration rights liquidated damages during the three months ended December 31, 2015. Management has made one liquidated damages payment of $220 during the three months ended December 31, 2015 and at December 31, 2015 has reflected the remaining accrual balance of $880 in other current liabilities.

For financial reporting purposes, the net proceeds of $4,720 was allocated first to the residual fair value of the Series A warrants, amounting to $3,385, then to the residual fair value of the obligation to issue the Series B warrants of $897, the remaining value to the intrinsic value of the beneficial conversion feature on the convertible debentures of $438, resulting in an initial carrying value of the Debentures of $0. The initial debt discount on the Debentures totaled $4,720 and is being amortized over the 30 year life of the convertible debentures. During the three and six months ended December 31, 2015, the Company amortized $39 and $52 of the debt discount, respectively.

Beneficial Conversion Feature

The beneficial conversion feature value was calculated as the difference resulting from subtracting the effective conversion price from the market price of the common stock on the issuance date, multiplied by the number of common shares into which the initial funding of the Debentures are convertible.

4.     Derivative Obligations

Series A and Series B Warrants

Series A and Series B warrants to purchase 8,088,235 and 4,448,529 common shares, respectively, were issued and vested during the six months ended December 31, 2015 (see Note 3). At the time of issuance, the Company determined that as the warrants can be settled for cash at the holders’ option in a future fundamental transaction they constituted a derivative liability. The Company estimated the fair value of the derivative liability aggregating approximately $4,282, using a Binomial Lattice Valuation Model and the following assumptions:

	Series A		Series B
	August 31, 2015	December 31, 2015	August 31, 2015	December 31, 2015
Market price of common stock	$0.68	$0.18	$0.68	$0.18
Expected volatility	72%	80%	62%	92%
Contractual term (years)	5.5	5.2	1.5	1.2
Discount rate	1.54%	1.8%	0.57%	0.65%
Dividend rate	0%	0%	0%	0%
Exercise price	$0.68	$0.68	$0.68	$0.68

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded a gain of approximately $2,180 and $3,606 during the three and six months ended December 31, 2015, representing the net change in the fair value of the derivative liability, which is presented as fair value change of derivative instruments, in the accompanying condensed consolidated statements of operations and comprehensive loss.

During the three months ended December 31, 2015, 503,696 Series B warrants were exercised on a cashless basis and the holders of the warrants received 2,134,203 shares of common stock. These warrants had an aggregate exercise date fair value of $33. The Company recorded a gain on the fair value change of derivative instruments for these warrants of $16 during the three months ended December 31, 2015. The Company recomputed the fair value of these warrants using the Binomial option pricing model (Level 3 inputs) using the following weighted average assumptions: expected volatility of 88%, discount rate of 0.57%, contractual term of 1.2 years and dividend rate of 0%. The Company recorded a loss on cashless exercise of warrants of $564, based on the fair market value of the Company’s common stock at the time of exercise, during the three months ended December 31, 2015.

In accordance with U.S. GAAP, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Balance at December 31, 2015	Level 1	Level 2	Level 3

Derivative obligation	$643	$-	$-	$643

The following table reflects the change in fair value of the Company’s derivative liabilities for the six months ended December 31, 2015:

Amount
Balance - July 1, 2015	$--
Addition of derivative obligation at fair value on date of issuance	4,282
Reclassification of derivative obligation for exercised warrants	(33)
Change in fair value of derivative obligation	(3,606)
Balance – December 31, 2015	$643

5.     Stockholders’ Equity

Stock Based Compensation

The Company recorded stock-based compensation of ($39) and $304 for the three and six months ended December 31, 2015, and $392 and $676 for the three and six months ended December 31, 2014. The Company recorded an overall credit to stock-based compensation for the three months ended December 31, 2015 primarily due to revising estimated completion dates on restricted stock units performance milestones, terminations and revaluing consultant awards.

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2015	2,952,062	$1.28

Granted	745,500	$0.63
Forfeited	(657,062)	$1.43
Expired	(103,750)	$2.05

Outstanding at December 31, 2015	2,936,750	$1.05	5.5	--

Vested and Expected to Vest at December 31, 2015	2,510,927	$1.06	5.4	--

Exercisable at December 31, 2015	1,364,690	$1.19	4.7	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the six months ended December 31, 2015 and 2014.

The fair value of the Company’s stock options granted for the six months ended December 31, 2015 was estimated using the following weighted-average assumptions:

Expected life (years)	5
Risk-free interest rate	1.5%
Expected volatility	77%
Dividend yield	0%

At December 31, 2015, the total compensation cost related to options granted but not yet recognized was $303 which will be amortized over a weighted-average period of approximately two years.

Common Stock Restricted Units

The following is a summary of restricted stock activity during the six months ended December 31, 2015:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Balance at June 30, 2015	1,451,784	$1.12
Granted	--
Vested	(30,000)	$0.88
Forfeited	(224,712)	$2.05
Outstanding at December 31, 2015	1,197,072	$0.95

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

Warrants

A summary of warrant activity for the six months ended December 31, 2015 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Beginning balance	5,052,400	$2.21
Warrants granted	34,191,176	$0.68
Warrants canceled	--	--
Warrants exercised	(503,696)	$0.68
Outstanding at December 31, 2015	38,739,880	$0.88
Exercisable at December 31, 2015	17,085,468	$1.13

At December 31, 2015, the total intrinsic value of warrants outstanding and exercisable was $0 as calculated as the difference between the exercise price of the underlying warrants and the quoted price of the Company’s common stock. However, the Series B warrants may be exercised on a cashless basis at 90% of the five-day weighted-average price at the time of exercise if it is lower than the conversion price subject to a floor of $0.10 per share with a 250% uplift in the number of shares to be issued.

6.     Subsequent Events

Financing Transaction

On February 2, 2016, the Company entered into a purchase agreement pursuant to which the Company agreed to issue 14,705,882 shares of common stock, senior secured three-year convertible debentures (“Three-Year Debentures”) and five year warrants to purchase additional shares of common stock. The sale and issuance of the common stock, the Three-Year Debentures and the warrants will take place in two closings. At the first closing which occurred on February 13, 2016, in exchange for aggregate proceeds to the Company of $10.5 million, the Company sold 14,705,882 shares of common stock, Three-Year Debentures for $8.0 million, convertible into 47,058,824 shares and warrants to purchase 49,411,765 additional shares of Common Stock with an exercise price of $0.40. The second closing was dependent on the Thirty-Year Debentures, being repaid and cancelled. At the second closing, in exchange for aggregate proceeds to the Company of $4.5 million, the Company shall issue $4.5 million of additional Three-Year Debentures, convertible into 26,470,588 common shares and warrants to purchase 21,176,470 additional shares of common stock at an exercise price of $0.40. The second closing occurred on February 16, 2016.

The Three-Year Debentures have a 22% interest rate and may not be prepaid without prior consent. The Three-Year Debentures will be secured by a first priority, senior lien over all of the Company’s assets. All outstanding principal and accrued and unpaid interest will be convertible into shares of common stock at the option of the holder at maturity or, provided that the second closing has occurred prior to maturity if (i) for 15 days upon and after the time that the Company’s cash balance and short-term investments, net of short term debt, are less than $2.1 million, (ii) the Company effects certain changes in control, or (iii) the Company’s common stock is delisted from NASDAQ. The Three-Year Debentures may be converted at the Company’s option prior to maturity, provided that (i) the 20-day simple moving average price of the Company’s common stock is at least $0.2125 and (ii) the volume weighted average trading price of the Company’s common stock is greater than $0.17 for ten consecutive days.

This financing transaction may result in a change of control of the Company. Upon the second closing and assuming the conversion of the Three-Year Debentures, exercise of the warrants in full and completion of the Thirty-Year Debenture restructuring transaction discussed below, the investors will own approximately 77% of the Company’s outstanding common stock on a fully-diluted basis based on the capitalization of the Company at February 2, 2016. The exercise of the warrants in full would result in proceeds to the Company of $28,235.

Thirty-Year Debenture Restructuring Transaction

In connection with the financing transaction described above, the Company concurrently entered into a Consent, Repayment and Release Agreement, pursuant to which the holders of the Thirty-Year Debentures have agreed to allow the Company to repay the Thirty-Year Debentures and all related interest and liquidated damages immediately on or after the first closing of the Three-Year Debentures. Upon the Company’s payment of $7.5 million, the Thirty-Year Debentures shall be deemed repaid in full and cancelled, all liquidated damages due and payable shall be deemed paid and satisfied in full, the registration rights agreement shall be terminated and the exercise price of the Series A warrants shall be changed from $0.68 to $0.40. Pursuant to the terms of the Consent Repayment and Release Agreement, upon receipt of the $7.5 million, the holders of the Series B warrants shall make a single, one-time cashless exercise of their remaining Series B warrants for 2,500,000 shares of common stock. All remaining Series B warrants shall be cancelled. This restructuring transaction occurred on February 16, 2016.

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

Overview

We are focused on the research, development, and commercialization of autologous cell-based therapies that advance the safe and effective practice of regenerative medicine. We were founded in 1986 as ThermoGenesis Corp., a Delaware corporation, with principal offices in Rancho Cordova, California. We are a leader in the development and manufacture of automated blood and bone marrow processing systems that enable the separation, processing and cryopreservation of cell and tissue therapy products.

In September 2015, we undertook a restructuring initiative to reduce the costs associated with our traditional cord blood banking business. The restructuring resulted in a reduction of approximately 15 positions in various functions. This action, combined with the elimination of a number of open positions that will not be back-filled, is expected to reduce annual operating costs primarily in the cord blood banking business by approximately $3.3 million. We incurred a restructuring charge of approximately $190 during the three months ended September 30, 2015, recorded as a component of general and administrative expense.

Stem Cell Therapies

We are currently focusing our clinical therapy efforts in three areas:

●

Critical Limb Ischemia (CLI) – We received FDA approval on June 12, 2015 for an Investigational Device Exemption (“IDE”) for our pivotal clinical trial, the CLIRST III study, to evaluate our SurgWerks™-CLI and VXP System for the treatment of patients with late-stage (Rutherford 5), no option critical limb ischemia. The study, as approved, will be a 3:1 randomized, double blinded, placebo-controlled trial, having an adaptive interim analysis for repowering (if necessary), and with a primary endpoint of major amputation-free survival after one year.

CLI is the last progressive phase of peripheral artery disease, where the leg is so deprived of blood flow and oxygen, that it has visible signs of gangrenous ulceration. The Company has supported or completed two prior feasibility studies in CLI, one delivering a Cesca platform prepared autologous bone marrow cell dose into the afflicted leg artery of 13 human subjects and the other delivering a similar Cesca platform produced cell dose into the afflicted limb muscles of 17 human subjects.

●

Acute Myocardial Infarction (AMI) – This therapy is designed as an adjunct treatment for patients who have suffered an acute ST-elevated myocardial infarction (“STEMI”), a particular and most threatening type of heart attack. The SurgWerks-AMI treatment is designed to minimize the adverse remodeling of the heart post-STEMI. The entire 4-step bedside treatment is designed to take less than 120 minutes to complete, in a single surgical procedure, in the heart catheterization laboratory of a hospital.

●

Bone Marrow Transplant (BMT) – This initiative is based on two main programs: the CellWerks™ technology platform for clinical and intra-laboratory use, and the TotipotentRX laboratory services business in India. The CellWerks Platform is designed for optimal laboratory preparation of hematopoietic stem cells used in BMT and bio-banking.  The technology platform includes a “smart vision” control module, a corresponding disposable for processing blood and bone marrow sourced tissue and sample tracking software enabling GMP compliance. Cell analytics for laboratory and point-of-care use are under development and will complete the CellWerks suite of instruments. The TotipotentRX laboratory services, a collaboration with Fortis Healthcare, are aimed at serving the Indian clinical market for cell therapy under good tissue practices compliance.

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

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our 2015 Annual Report on Form 10-K.

Results of Operations for the Three Months Ended December 31, 2015 as Compared to the Three Months Ended December 31, 2014

Net Revenues

Net revenues for the three months ended December 31, 2015 were $3,294 compared to $4,643 for the three months ended December 31, 2014, a decrease of $1,349 or 29%. The decrease is primarily due to the decrease in sales of BioArchive devices as we shipped three devices in the three months ended December 31, 2014 and shipped none in the three months ended December 31, 2015. Management expects BioArchive device sales to resume before the end of fiscal 2016. Revenues from Res-Q disposables to our primary distributor have also decreased as we gave them notice of our refusal to allow any further automatic extensions, in effect terminating our distribution agreement effective March 31, 2016.

The following represents the Company’s revenues by product platform for the three months ended:

	December 31,
	2015	2014

AXP	$2,046	$2,140
BioArchive	584	1,197
ResQ BMC and MXP	126	658
Manual Disposables	383	478
Other	155	170
	$3,294	$4,643

Gross Profit

The Company’s gross profit was $1,028 or 31% of net revenues for the three months ended December 31, 2015, compared to $1,541 or 33% for the corresponding fiscal 2015 period. Our gross profit margin was consistent despite the decrease in revenues primarily due to lower personnel overhead costs from our September 2015 restructuring initiative.

Sales and Marketing Expenses

Sales and Marketing expenses include costs primarily associated with generating revenues from the sale of cord blood and bone marrow disposables and BioArchive devices.

Sales and marketing expenses were $527 for the three months ended December 31, 2015, compared to $720 for the comparable fiscal 2015 period, a decrease of $193 or 27%. The decrease is primarily due to lower personnel costs as a result of our September 2015 restructuring initiative.

Research and Development Expenses

Research and development expenses include costs associated with our engineering, regulatory, scientific and clinical functions.

Research and development expenses were $646 for the three months ended December 31, 2015, compared to $1,542 for the comparable fiscal 2015 period, a decrease of $896 or 58%. The decrease is primarily due to lower personnel costs from our September 2015 restructuring initiative and other attrition. Research and development costs have also decreased as a result of the delayed start to our CLIRST III clinical trial. As part of the August financing we agreed not to start treating patients under the CLIRST III until either the CIRM grant was approved or additional non-dilutive funding had been received. We anticipate research and development costs to increase if we initiate the CLIRST III clinical trial.

General and Administrative Expenses

General and administrative expenses include costs associated with our accounting, finance, human resources, information system and executive functions.

General and administrative expenses were $1,823 for the three months ended December 31, 2015, compared to $3,632 for the comparable fiscal 2015 period, a decrease of $1,809 or 50%. The decrease is primarily due to a decrease in legal fees of $1,207 mainly associated with settling certain patent litigation cases in fiscal 2015, a decrease in employee severance costs of $386 and a decrease in stock based compensation of approximately $200.

Non-U.S. GAAP Measures

In addition to the results reported in accordance with U.S. GAAP, we also use a non-U.S. GAAP measure, adjusted EBITDA, to evaluate operating performance and to facilitate the comparison of our historical results and trends. This financial measure is not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for loss as a measure of performance. The calculation of this non-U.S. GAAP measure may not be comparable to similarly titled measures used by other companies. Reconciliations to the most directly comparable U.S. GAAP measure are provided below.

	Three Months Ended December 31,
	2015	2014
Loss from operations	$(1,968)	$(4,353)

Add (subtract):
Depreciation and amortization	294	345
Stock-based compensation expense	(39)	392
Adjusted EBITDA loss	$(1,713)	$(3,616)

Adjusted EBITDA

The adjusted EBITDA loss was $1,713 for the three months ended December 31, 2015 compared to $3,616 for the three months ended December 31, 2014. The adjusted EBITDA loss decreased compared to the second quarter in the prior year due to our savings realized from the September 2015 restructuring, settling certain patent litigation cases and delaying the start of our CLIRST III trial.

Results of Operations for the Six Months Ended December 31, 2015 as Compared to the Six Months Ended December 31, 2014

Net Revenues

Net revenues for the six months ended December 31, 2015 were $6,117 compared to $8,298 for the six months ended December 31, 2014, a decrease of $2,181. The decrease is primarily due to the decrease in sales of BioArchive devices as we shipped eight devices in the six months ended December 31, 2014 and shipped none in the six months ended December 31, 2015. Management expects BioArchive device sales to resume before the end of fiscal 2016. Revenues from Res-Q disposables to our primary distributor have also decreased as we gave them notice of our refusal to allow any further automatic extensions, in effect terminating our distribution agreement effective March 31, 2016. These decreases were offset by an increase in AXP disposables revenues to our distributors in Asia.

The following represents the Company’s revenues by product platform for the six months ended:

	December 31,
	2015	2014

AXP	$3,407	$3,034
BioArchive	1,287	2,594
ResQ BMC and MXP	331	1,336
Manual Disposables	790	862
Other	302	472
	$6,117	$8,298

Gross Profit

The Company’s gross profit was $1,395 or 23% of net revenues for the six months ended December 31, 2015, compared to $2,727 or 33% for the corresponding fiscal 2015 period. Gross profit declined primarily due to the mix of products sold, increases in inventory reserves associated with our BioArchive devices and a higher burden on volume of products sold. These increases were offset by lower personnel overhead costs from our September 2015 restructuring initiative.

Sales and Marketing Expenses

Sales and marketing expenses were $1,159 for the six months ended December 31, 2015, compared to $1,528 for the comparable fiscal 2015 period, a decrease of $369 or 24%. The decrease is primarily due to lower personnel costs as a result of our September 2015 restructuring initiative and a decrease in costs for outside consultants.

Research and Development Expenses

Research and development expenses were $1,743 for the six months ended December 31, 2015, compared to $3,019 for the comparable fiscal 2015 period, a decrease of $1,276 or 42%. The decrease is primarily due to delaying our clinical therapies program. As part of the August financing we agreed not to start treating patients under the CLIRST III until either the CIRM grant was approved or additional non-dilutive funding had been received. Research and development costs have also decreased due to lower personnel costs from our September 2015 restructuring initiative and other attrition. We anticipate research and development costs to increase if we initiate the CLIRST III clinical trial.

General and Administrative Expenses

General and administrative expenses were $4,375 for the six months ended December 31, 2015, compared to $5,820 for the comparable fiscal 2015 period, a decrease of $1,445 or 25%. The decrease is primarily due to a decrease in legal fees of approximately $1,600 mainly associated with settling certain patent litigation cases in fiscal 2015 and a decrease in professional fees of approximately $170 mainly due to lower fees from our independent auditors.

Non-U.S. GAAP Measures

In addition to the results reported in accordance with US GAAP, we also use a non-U.S. GAAP measure, adjusted EBITDA, to evaluate operating performance and to facilitate the comparison of our historical results and trends. This financial measure is not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for loss as a measure of performance. The calculation of this non-U.S. GAAP measure may not be comparable to similarly titled measures used by other companies. Reconciliations to the most directly comparable U.S. GAAP measure are provided below.

	Six Months Ended December 31,
	2015	2014
Loss from operations	$(5,882)	$(7,640)

Add (subtract):
Depreciation and amortization	659	667
Stock-based compensation expense	304	676
Adjusted EBITDA loss	$(4,919)	$(6,297)

Adjusted EBITDA

The adjusted EBITDA loss was $4,919 for the six months ended December 31, 2015 compared to $6,297 for the six months ended December 31, 2014. The adjusted EBITDA loss decreased compared to the comparable period in the prior year due to our savings realized from the September 2015 restructuring, settling certain patent litigation cases and delaying the start of our CLIRST III trial.

Liquidity and Capital Resources

At December 31, 2015, the Company had cash and cash equivalents of $2,942 and working capital of $3,341. The Company has incurred recurring operating losses and as of December 31, 2015 had an accumulated deficit of $141,695. The Company has primarily financed operations through the sale of equity securities and the sale of certain non-core assets. In August 2015, the Company sold senior secured convertible debentures and warrants for $15,000. At the initial closing on August 31, 2015, the Company received proceeds of $5,500. The second closing for gross proceeds of up to an additional $9,500 was contingent upon the Company receiving approval from the California Institute for Regenerative Medicine (“CIRM”) for a grant in the amount of $10,000 or more. The funds were intended to support implementation of Cesca’s FDA approved phase III pivotal trial for Critical Limb Ischemia (“CLIRST III”). The Company applied for the CIRM grant in August 2015. However, based upon preliminary feedback from CIRM received in early November, the Company withdrew its application on November 6, 2015.

On February 2, 2016, the Company signed a purchase agreement for a Financing Transaction, as more fully discussed in Footnote 6, for gross proceeds of $15 million.

Based upon the closings of the Financing Transaction, repayment of the Thirty-Year Debentures, the Company’s cash balance, historical trends, the restructuring that occurred in September 2015, expected outflows and projections for revenues, management believes it will have sufficient cash to provide for its projected needs to maintain operations and working capital requirements for at least the next 12 months from the date of filing this quarterly report.

The Company will need additional funding to support its CLIRST III pivotal trial. As such, management has been exploring additional funding sources including strategic partner relationships. The Company cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

Net cash used in operating activities for the six months ended December 31, 2015 was $4,494 compared to $5,869 for the six months ended December 31, 2015. The decrease was primarily due to the September 2015 restructuring and other expense reduction activities.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 for the reason discussed below.

Subsequent to the completion of the audit of our financial statements for the year ended June 30, 2014, it was determined that a deficiency existed in our governance practices related to the timeliness and consistency of communications between management, the audit committee and the auditors. This deficiency was concluded to represent a material weakness in our internal control over financial reporting. In order to remediate this material weakness, we engaged independent outside counsel who reviewed our corporate governance procedures and recommended changes. We continue to implement the recommended changes to our disclosure controls as well as evaluate their effectiveness.

Other than as described above, there were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

The Company was unable to regain compliance with the bid price requirement by September 28, 2015 and, therefore, submitted additional information and a plan to regain compliance to NASDAQ. On October 15, 2015, NASDAQ granted the Company an additional 180 calendar days, or until March 28, 2016, to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive business days. On January 14, 2016, the Company filed a definitive proxy statement with the SEC requesting, in part, that the stockholders of the Company approve an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse stock split of all outstanding shares of common stock at an exchange ratio ranging from one-for-three (1:3) to one-for-thirty (1:30). If the stockholders do not approve the reverse stock split, it is unlikely that the Company will regain compliance with The NASDAQ Capital Market's minimum bid requirement.

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

The terms of the Financing Transaction could adversely affect our business, financial condition, results of operations or liquidity. The Three-Year Debentures will be secured by all of our assets. If we default under the Three-Year Debentures, we could lose rights to all of our assets including our equipment, patents, trademarks and operations in India. For so long as the Three-Year Debentures remain outstanding, the Company may not (a) issue new equity securities for the primary purpose of raising capital at a price per share less than the $0.17; (b) issue new securities or approve the incurrence of indebtedness, other than debt or equity securities issued for the primary purpose of raising capital of up to $15,000,000 in the aggregate; or (c) authorize or effect a deemed liquidation event unless required by fiduciary duties applicable to the Company’s board of directors without the consent of the investors in the Financing Transaction. These restrictions may limit our ability to engage in certain transactions that may be beneficial to us and our stockholders.

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

Our ability to conduct a CLIRST III clinical trial is substantially dependent on our ability to receive additional funding and there are no assurances that such funding will materialize. Under the terms of our August 31, 2015 financing, our ability to initiate the CLIRST III clinical trial and to access the $9.5 million in gross proceeds from the second closing of the Debentures was dependent on our obtaining notice of a CIRM grant award in the amount of $10.0 million subject to adjustment for approved Medicare reimbursements. On November 6, 2015, we withdrew our application for, and therefore will not receive, the CIRM grant. As such, we will be required to seek other alternative methods of financing in order to obtain funds to conduct the CLIRST III clinical trial. Although a portion of the proceeds from the Financing Transaction is expected to be used to fund our ongoing operations and CLIRST III trial, there is no guarantee that the remaining proceeds will be sufficient and we may need additional funding. We cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

The Financing Transaction may result in a change of control and give significant influence to the investors thereto. After the first closing of the Financing Transaction occurs, the investors party thereto (the “Investors”) will own approximately 26% of our outstanding common stock. Upon the second closing and assuming the conversion of the Three-Year Debentures and exercise of the warrants in full, the investors will own approximately 77% of the Company’s outstanding common stock on a fully-diluted basis based on the capitalization of the Company at February 2, 2016. The exercise of the warrants in full would result in proceeds to the Company of $28,235. The purchase agreement gives the Investors the right to participate in future issuances of Company securities subject to certain exceptions, which could further increase their ownership of the Company. In addition, we entered into a Nomination and Voting Agreement with the Investors, which will grant them the right to nominate (i) one person to the Company’s board of directors for so long as the principal outstanding under the Three-Year Debentures remains outstanding and such Investors continue to own at least 20% of the common stock, and (ii) if upon conversion of all of the principal and interest outstanding under the Three-Year Debentures the Investors own at least 50% of our common stock, the Investors shall have the right to designate three members to the board of directors (until such time as the Investors no longer hold at least 50% of the Common Stock), and the total number of directors shall be fixed and maintained at seven persons. As a result of their ownership and ability to designate one or more members of our board of directors, the Investors will be able to exercise significant influence over all matters affecting the Company, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on the stock price. They may have conflicts of interest and interests that are not aligned with yours in all respects. As a result of the concentrated ownership of our stock, a relatively small number of stockholders, acting together, may eventually be able to control all matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosure.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cesca Therapeutics Inc(1)
10.1	General Release and Waiver between the Company and Mitchel Sivilotti(2)
10.2	Consulting Agreement between the Company and Mitchel Sivilotti (2)
10.29	Fifth Amended and Restated Technology License and Escrow Agreement between the Company and CBR Systems, effective September 30, 2015(3)
10.30	Employment Agreement with Michael Bruch(3)
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index

(1)	Exhibit to 8-K filed on November 5, 2015
(2)	Exhibit to 8-K filed on December 16, 2015
(3)	Exhibit to 8-K filed on October 28, 2015

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

Cesca Therapeutics Inc. (Registrant)

Dated: February 16, 2016	/s/ Robin C. Stracey
Robin C. Stracey Chief Executive Officer (Principal Executive Officer)

Dated: February 16, 2016	/s/ Michael R. Bruch
Michael R. Bruch Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)