Form 10-Q
period 2016-03-31
CESCA THERAPEUTICS INC.
filed 2016-05-13
CIK 811212

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.

or

___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-16375

Cesca Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2016
Common stock, $.001 par value	3,008,649

1

Cesca Therapeutics Inc.

INDEX

Page Number

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cesca Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,247	$3,357
Accounts receivable, net of allowance for doubtful accounts of $42 ($46 at June 30, 2015)	4,038	5,133
Inventories	3,524	4,598
Prepaid expenses and other current assets	262	163
Total current assets	15,071	13,251

Equipment, less accumulated depreciation of $5,414 ($4,935 at June 30, 2015)	3,102	2,937
Goodwill	13,195	13,195
Intangible assets, net	20,932	21,295
Other assets	79	79
Total assets	$52,379	$50,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,341	$5,079
Accrued payroll and related expenses	320	705
Deferred revenue	548	635
Other current liabilities	1,699	1,527
Total current liabilities	5,908	7,946

Noncurrent deferred tax liability	7,641	7,641
Derivative obligations	913	--
Convertible debentures, net	1,535	--
Other noncurrent liabilities	599	268
Total liabilities	16,596	15,855

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; none issued and outstanding	--	--
Common stock, $0.001 par value; 350,000,000 shares authorized; 3,004,752 issued and outstanding (2,025,087 at June 30, 2015)	3	2
Paid in capital in excess of par	188,380	172,579
Accumulated deficit	(152,568)	(137,674)
Accumulated other comprehensive loss	(32)	(5)

Total stockholders’ equity	35,783	34,902

Total liabilities and stockholders’ equity	$52,379	$50,757

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Net revenues	$2,832	$4,042	$8,949	$12,340

Cost of revenues	2,424	2,899	7,146	8,470

Gross profit	408	1,143	1,803	3,870

Expenses:

Sales and marketing	537	787	1,696	2,315

Research and development	708	1,712	2,451	4,731

General and administrative	1,904	3,480	6,279	9,300

Total operating expenses	3,149	5,979	10,426	16,346

Loss from operations	(2,741)	(4,836)	(8,623)	(12,476)
Other income (expense):
Amortization of debt discount	(5,137)	--	(5,189)	--
Fair value change of derivative instruments	(454)	--	3,152	--
Registration rights liquidated damages	--	--	(1,100)	--
Loss on cashless exercise of warrants	(475)	--	(1,039)	--
Loss on extinguishment of debt	(795)	--	(795)	--
Loss on modification of Series A warrants	(149)	--	(149)	--
Interest and other income and (expenses)	(1,122)	25	(1,151)	(2)
Total other income (expense)	(8,132)	25	(6,271)	(2)

Net loss	$(10,873)	$(4,811)	$(14,894)	$(12,478)

COMPREHENSIVE LOSS
Net loss	$(10,873)	$(4,811)	$(14,894)	$(12,478)
Other comprehensive income:
Foreign currency translation adjustments	(3)	21	(27)	(48)
Comprehensive loss	$(10,876)	$(4,790)	$(14,921)	$(12,526)

Per share data:

Basic and diluted net loss per common share	$(4.00)	$(2.38)	$(6.56)	$(6.19)

Weighted average common shares outstanding – Basic and diluted	2,715,860	2,018,554	2,270,902	2,015,824

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(14,894)	$(12,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	876	1,013
Stock based compensation expense	551	966
Reserve for inventories	451	172
Amortization of debt discount	5,189	--
Amortization of debt issue costs	785	--
Change in fair value of derivative	(3,152)	--
Loss on cashless exercise of warrants	1,039	--
Loss on extinguishment of debt	795	--
Loss on modification of Series A warrants	149	--
Impairment of intangible asset	--	117
Net change in operating assets and liabilities:
Accounts receivable	1,040	(1,027)
Inventories	568	(106)
Prepaid expenses and other current assets	(301)	17
Other assets	--	1
Accounts payable	(1,733)	1,110
Accrued payroll and related expenses	(384)	383
Deferred revenue	(38)	6
Other liabilities	710	511

Net cash used in operating activities	(8,349)	(9,315)

Net cash used in investing activities:
Capital expenditures	(602)	(544)

Cash flows from financing activities:
Gross proceeds from convertible debentures, net of financing costs	18,000	--
Payment of financing cost - convertible debentures	(961)	--
Repayment of convertible debentures	(6,444)	--
Payment to extinquish derivative obligations	(159)	--
Payments on capital lease obligations	(46)	(39)
Proceeds from issuance of common stock, net	2,463	--
Repurchase of common stock	(5)	(97)

Net cash provided by (used in) financing activities	12,848	(136)

Effects of foreign currency rate changes on cash and cash equivalents	(7)	(24)

Net increase (decrease) in cash and cash equivalents	3,890	(10,019)

Cash and cash equivalents at beginning of period	3,357	14,811
Cash and cash equivalents at end of period	$7,247	$4,792

Supplemental non-cash financing and investing information:
Derivative obligation related to issuance of warrants	$4,282	$--
Reclassification of derivative liability to equity	$58	--
Transfer of inventories to equipment	$18	$482
Equipment acquired by capital lease	--	$208

See accompanying notes.

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share amounts)

1.     Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Cesca Therapeutics Inc. (the “Company”, “Cesca”) develops and markets integrated cellular therapies and delivery systems that advance the safe and effective practice of regenerative medicine. Cesca is a leader in developing and manufacturing automated blood and bone marrow processing systems that enable the separation, processing and preservation of cell and tissue therapy products.

Reverse Stock Split

On March 4, 2016, the Company effected a one (1) for twenty (20) reverse split of its issued and outstanding common stock. There were no changes to its authorized number of shares of common stock of 350,000,000. Shareholders approved the reverse stock split at the Company’s annual meeting of shareholders held on March 2, 2016, and the specific ratio was determined at a meeting of the Company’s Board of Directors also held on March 2, 2016.

All historical share amounts disclosed herein have been retroactively recast to reflect the reverse split and subsequent share exchange. No fractional shares were issued, fractional shares of common stock were rounded up to the nearest whole share.

Liquidity

At March 31, 2016, the Company had cash and cash equivalents of $7,247 and working capital of $9,163. The Company has incurred recurring operating losses and as of March 31, 2016 had an accumulated deficit of $152,568. The Company has primarily financed operations to date through the sale of equity securities and the sale of certain non-core assets. In February 2016, the Company completed a financing transaction (“the Financing Transaction”) for gross proceeds of $15 million. Half, or $7.5 million, of the proceeds were paid to the investors in the August 2015 financing to repay the convertible debentures, liquidated damages and interest. Net proceeds after the repayment and issue costs were $7.3 million. Based upon the Company’s cash balance, historical trends, the restructuring that occurred in September 2015, expected outflows and projections for revenues, management believes it will have sufficient cash to provide for its projected needs to maintain operations and working capital requirements for at least the next 12 months from the date of filing this quarterly report.

The Company will need additional funding to support its phase III Critical Limb Ischemia (CLIRST III) trial. As such, management has been exploring additional funding sources including strategic partner relationships. The Company cannot assure that such funding will be available on a timely basis, in needed quantities, or on favorable terms, if at all.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cesca Therapeutics Inc., and its wholly-owned subsidiaries, TotipotentRX Cell Therapy, Pvt. Ltd. and TotipotentSC Scientific Product Pvt. Ltd. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts have been reclassified to conform to the current presentation. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed financial statements through the date of issuance. Operating results for the nine month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on September 17, 2015.

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

Fair Value Measurements

In accordance with ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the exit price, or the amount that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

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

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at March 31:

	2016		2015
Common stock equivalents of convertible debentures	3,676,471		--
Vested Series A warrants	404,412		--
Unvested Series A warrants	698,529	(1)	--
Warrants – other	3,725,782		252,620
Stock options	110,452		119,139
Restricted stock units	56,320		26,750
Total	8,671,966		398,509

(1)

The unvested Series A warrants were subject to vesting based upon the amount of funds actually received by the Company in the second close of the August 2015 financing which never occurred. The warrants will remain outstanding but unvested until they expire in February 2021.

Stock-Based Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2015-03, "Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 is effective for the Company on January 1, 2016 and early adoption is permitted. The Company has decided to early adopt this standard. As a result, the debt issue costs of $176 at March 31, 2016 is a reduction to Convertible Debentures in the Condensed Consolidated Balance Sheets. There were no corresponding debt issue costs in prior years.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods therein. The Company has not yet determined the effect that ASU 2016-02 will have on its results of operations, statement of financial position or financial statement disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective in the annual period ending December 31, 2017, including interim periods within that annual period. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact of its pending adoption of this standard on its condensed consolidated financial statements and related disclosures.

2.     Convertible Debentures

Convertible debentures consist of the following as of March 31, 2016:

Convertible debentures	$12,500
Unamortized debt discount	(10,789)
Unamortized debt issue costs	(176)
Convertible debentures, net	$1,535

Financing Transaction

In February 2016 in exchange for aggregate proceeds of $15 million, the Company sold and issued to Boyalife Investment Inc. and Boyalife (Hong Kong Limited) (i) 735,294 shares of common stock at a purchase price of $3.40 per share (the “Stock Price”) for gross proceeds of $2.5 million, (ii) Secured Convertible Debentures for $12.5 million (the “Debentures”) convertible into 3,676,471 shares of common stock and (iii) warrants to purchase 3,529,412 additional shares of common stock at an exercise price of $8.00 per share for a period of five years. The amount of warrants was based on 80% coverage of the shares issued or to be issued for the equity transaction in (i) and the debt transaction in (ii) above. The warrants are exercisable on August 13, 2016. Total issue costs of $220 were allocated proportionately between the debt and equity proceeds, $183 and $37, respectively.

The Debentures will be due in three years or February 13, 2019 and bear simple interest at a rate per annum of 22% of the principal amount outstanding. The Debentures may not be prepaid prior to maturity without the prior consent of the investor. Additionally, the Company’s obligations under the Debentures are secured by a first priority, senior lien over all of the Company’s assets. In accordance with the terms of the nomination and voting agreement entered into in connection with the financing, Dr. Xiaochun Xu, Chairman and CEO of Boyalife Group and Chairman of Boyalife Investment Inc. and Boyalife (Hong Kong Limited), was appointed to the Board of Directors of the Company in March 2016.

All outstanding principal and accrued and unpaid interest (as well as all interest that would have accrued after the conversion and up to and including maturity in the event conversion occurs prior to maturity) under the Debentures will be convertible into the Company’s common stock at the Stock Price per share at the option of the investor at maturity or prior to maturity if (i) for 15 days upon and after the time that the Company’s cash balance and short-term investments, net of short term debt, are less than $2.1 million, (ii) the Company effects certain changes in control, or (iii) the Company’s common stock is delisted from Nasdaq’s markets. All outstanding principal and accrued and unpaid interest under the Debentures will also be convertible into shares of the Company’s common stock at the Stock Price per share at the option of the Company at any time prior to maturity, provided that (i) the 20-day simple moving average price of the Company’s common stock on the date of conversion is at least 125% of the Stock Price and (ii) the volume weighted average trading price of the Company’s common stock has been greater than the Stock Price for ten consecutive days. Assuming $12.5 million of Debentures are converted in full at maturity, at $3.40 per share, the Debentures and accrued interest would be convertible into 6,102,941 shares of the Company’s common stock.

The Debentures contain standard and customary events of default including, but not limited to, bankruptcy or insolvency of the Company and failure to make payments when due under the Debentures. If there is an event of default, the holder of the Debentures has the right to accelerate the amount owing under the Debentures (including all accrued and unpaid interest, if any). There has been no event of default as of March 31, 2016.

The warrants were classified as an equity instrument. Accordingly, the Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: closing stock price on the measurement date of $4.00; warrant term of five years based on contractual term of the warrant; expected volatility based on historical volatility of 91% and discount rate based on the U.S. Treasury zero-coupon issues with equivalent terms of 1.2%.

For financial reporting purposes, the net proceeds from the debt of $12,319 was allocated first to the relative fair value of the warrants, amounting to $4,434, then to the intrinsic value of the beneficial conversion feature on the Debentures of $6,824, resulting in an initial carrying value of the Debentures of $1,061. The initial debt discount on the Debentures totaled $11,258 and is being amortized over the three year life of the Debentures.

During the three months ended March 31, 2016, the Company amortized $469 of the debt discount, $8 of the debt issue costs and accrued $344 in interest expense.

Thirty-Year Debenture Restructuring Transaction

On August 31, 2015, the Company sold senior secured convertible debentures in a financing to raise up to $15,000 (“Thirty-Year Debentures”), Series A warrants to purchase up to 1,102,942 shares of the Company’s common stock at an exercise price equal to $13.60 per share for a period of five and one-half years (“Series A warrants”) and Series B warrants to purchase up to 606,618 shares of the Company’s common stock at an exercise price equal to $13.60 per share for a period of eighteen months (“Series B warrants”). At the initial closing on August 31, 2015, the Company received gross proceeds of $5,500 and 404,412 Series A warrants vested and 222,427 Series B warrants vested. The second closing for up to an additional $9,500 was dependent on a number of items including receipt by the Company of approval from the California Institute for Regenerative Medicine (“CIRM”) for a grant in the amount of $10,000, to support the Company’s pivotal trial for CLIRST III. The Company applied for the CIRM grant in August 2015. However, based upon preliminary feedback received in early November, the Company withdrew its application for, and shall not receive, the CIRM grant.

For financial reporting purposes, the net proceeds of $4,720 was allocated first to the residual fair value of the Series A warrants, amounting to $3,385, then to the residual fair value of the obligation to issue the Series B warrants of $897, the remaining value to the intrinsic value of the beneficial conversion feature on the Thirty-Year Debentures of $438, resulting in an initial carrying value of the Thirty-Year Debentures of $0. The initial debt discount on the Thirty-Year Debentures totaled $4,720 and was amortized over the 30 year life of the convertible debentures.

The Company entered into a registration rights agreement pursuant to which the Company agreed to register all of the shares of common stock then issued and issuable upon conversion in full of the Thirty-Year Debentures and all warrant shares issuable upon exercise of the Series A warrants and Series B warrants. The holders were entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, getting an effective and maintaining an effective registration statement, including the failure of the Company to have such registration statement declared effective by October 26, 2015. As the Company did not file an effective registration statement until November 24, 2015 and the Company was precluded by the SEC from registering all of the registrable securities on a single registration statement, management considered it probable that five months of liquidated damages would be due and accrued $1,100 during the nine months ended March 31, 2016. Management made one liquidated damages payment of $220 during the three months ended December 31, 2015.

In connection with the Financing Transaction described above, the Company concurrently entered into a Consent, Repayment and Release Agreement, pursuant to which the Company repaid the Thirty-Year Debentures and all related interest and liquidated damages. Upon the Company’s payment of $7.5 million, the Thirty-Year Debentures were deemed repaid in full and cancelled, all liquidated damages due and payable were deemed paid and satisfied in full, the registration rights agreement was terminated and the exercise price of the Series A warrants was changed from $13.60 to $8.00. The Company recomputed the fair value of the Series A warrants before and after the modification using the Binomial option pricing model with the following assumptions: expected volatility of 91%, discount rate of 1.2%, contractual term of 5 years and dividend rate of 0%. The loss on modification of $149 was recorded in the accompanying condensed consolidated statements of operations and comprehensive loss.

Pursuant to the terms of the Consent Repayment and Release Agreement, the holders of the Series B warrants made a single, one-time cashless exercise of Series B warrants for 125,000 shares of common stock (see Note 3). The Company recomputed the fair value of the Series B warrants using the Binomial option pricing model with the assumptions listed in Note 3 for February 16, 2016. All remaining Series B warrants valued at $159 were cancelled.

This restructuring transaction occurred on February 16, 2016 and the Company recorded a loss on extinguishment of debt of $795 during the three months ended March 31, 2016. The loss on extinguishment was calculated as follows:

Payment	$7,500
Repayment of Thirty-Year debentures	(5,500)
Payment of accrued liquidated damages and interest	(897)
Loss on modification of Series A warrants	(149)
Cancellation of Series B derivative obligation	(159)
Loss on extinguishment of debt	$795

At the time of the repayment, the remaining debt discount of $4,648 and debt issue costs of $765 were fully amortized. For the three and nine months ended March 31, 2016, the Company amortized $4,668 and $4,720 of debt discount and $768 and $778 of debt issue costs.

Beneficial Conversion Features

The beneficial conversion feature value was calculated as the difference resulting from subtracting the effective conversion price from the market price of the common stock on the issuance date, multiplied by the number of common shares into which the initial funding of the Debentures or Thirty-Year Debentures are convertible. The Company believes that the investor’s ability to resell the common shares resulting from the conversion option is severely limited. As such, the Company did not consider the beneficial conversion feature to be an embedded derivative.

3.     Derivative Obligations

Series A and Series B Warrants

Series A warrants and Series B warrants to purchase 404,412 and 222,427 common shares, respectively, were issued and vested during the nine months ended March 31, 2016 (see Note 2). At the time of issuance, the Company determined that as such warrants can be settled for cash at the holders’ option in a future fundamental transaction they constituted a derivative liability. The Company estimated the fair value of the derivative liability aggregating approximately $4,282, using a Binomial Lattice Valuation Model and the following assumptions:

	Series A		Series B
	August 31, 2015	March 31, 2016	August 31, 2015	February 16, 2016
Market price of common stock	$13.60	$3.88	$13.60	$4.00
Expected volatility	72%	92%	62%	137%
Contractual term (years)	5.5	4.9	1.5	1
Discount rate	1.54%	1.2%	0.57%	0.5%
Dividend rate	0%	0%	0%	0%
Exercise price	$13.60	$8.00	$13.60	$13.60

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded a gain(loss) of approximately ($454) and $3,152 during the three and nine months ended March 31, 2016, representing the net change in the fair value of the derivative liability, which is presented as fair value change of derivative instruments, in the accompanying condensed consolidated statements of operations and comprehensive loss.

On February 16, 2016, the holders of the Series B warrants exercised 26,528 warrants on a cashless basis and received 125,000 shares of common stock. These warrants had an aggregate exercise date fair value of $25. The Company recomputed the fair value of these warrants using the Binomial option pricing model with the assumptions noted above for February 16, 2016. During the nine months ended March 31, 2016, an additional 25,185 Series B warrants were exercised on a cashless basis and the holders of the warrants received 106,711 shares of common stock. These warrants had an aggregate exercise date fair value of $33. The Company recomputed the fair value of these warrants using the Binomial option pricing model (Level 3 inputs) using the following weighted average assumptions: expected volatility of 88%, discount rate of 0.57%, contractual term of 1.2 years and dividend rate of 0%. The Company recorded a loss on cashless exercise of warrants of $475 and $1,039 for the three and nine months ended March 31, 2016, based on the difference between the fair market value of the Company’s common stock at the time of exercise and the fair value of the warrants exercised.

In conjunction with the Consent, Repayment and Release Agreement, the Series A exercise price was changed from $13.60 to $8.00 and the remaining Series B warrants were cancelled (see Note 2).

In accordance with U.S. GAAP, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Balance at March 31, 2016	Level 1	Level 2	Level 3

Derivative obligation	$913	$-	$-	$913

The following table reflects the change in fair value of the Company’s derivative liabilities for the nine months ended March 31, 2016:

Amount
Balance – July 1, 2015	$--
Addition of derivative obligation at fair value on date of issuance	4,282
Reclassification of derivative obligation for exercised warrants	(58)
Extinguishment of derivative obligation	(159)
Change in fair value of derivative obligation	(3,152)
Balance – March 31, 2016	$913

4.     Commitments and Contingencies

Financial Covenants

Effective September 30, 2015, the Company entered into a Fifth Amended and Restated Technology License and Escrow Agreement with Cord Blood Registry Systems, Inc. which modified the financial covenant that the Company must meet in order to avoid an event of default: cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000 must be maintained. The Company is in compliance with this financial covenant as of March 31, 2016.

Warranty

The Company offers a warranty on all of its products of one to two years, except disposable products which the Company warrants through their expiration date. The Company periodically assesses the adequacy of recorded warranty liabilities and adjust the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited condensed consolidated balance sheet. The change in the warranty liability for the nine months ended March 31, 2016 is summarized in the following table:

Balance at July 1, 2015	$627
Warranties issued during the period	72
Settlements made during the period	(277)
Changes in liability for pre-existing warranties during the period	84
Balance at March 31, 2016	$506

5.     Stockholders’ Equity

Stock Based Compensation

The Company recorded stock-based compensation of $247 and $551 for the three and nine months ended March 31, 2016, and $290 and $966 for the three and nine months ended March 31, 2015.

The following is a summary of option activity for our stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2015	147,609	$25.51

Granted	44,075	$11.37
Forfeited	(75,981)	$26.44
Expired	(5,251)	$41.47

Outstanding at March 31, 2016	110,452	$18.47	5.8	--

Vested and Expected to Vest at March 31, 2016	96,809	$19.21	5.7	--

Exercisable at March 31, 2016	61,443	$22.12	5.4	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the nine months ended March 31, 2016 and 2015.

The fair value of the Company’s stock options granted for the nine months ended March 31, 2016 was estimated using the following weighted-average assumptions:

Expected life (years)	5
Risk-free interest rate	1.5%
Expected volatility	79%
Dividend yield	0%

The weighted average grant date fair value of options granted during the nine months ended March 31, 2016 was $6.81

At March 31, 2016, the total compensation cost related to options granted but not yet recognized was $255 which will be amortized over a weighted-average period of approximately two years.

Common Stock Restricted Awards

The following is a summary of restricted stock activity during the nine months ended March 31, 2016:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Balance at June 30, 2015	72,589	$22.40
Granted	--
Vested	(3,367)	$30.33
Forfeited	(12,902)	$41.26
Outstanding at March 31, 2016	56,320	$17.66

In connection with the vesting of the restricted stock awards, the election was made by some of the employees to satisfy the applicable federal income tax withholding obligation by a net share settlement, pursuant to which the Company withheld 584 shares and used the deemed proceeds from those shares to pay the income tax withholding. The net share settlement is deemed to be a repurchase by the Company of its common stock.

Warrants

A summary of warrant activity for the nine months ended March 31, 2016 follows:

	Number of Shares	Weighted- Average Exercise Price Per Share
Beginning balance	252,620	$44.18
Warrants granted	5,238,971	$9.83
Warrants canceled	(611,156)	$17.21
Warrants exercised	(51,712)	$13.60

Outstanding at March 31, 2016	4,828,723	$9.37

Exercisable at March 31, 2016	600,782	$19.02

At March 31, 2016, the total intrinsic value of warrants outstanding and exercisable was $0.

Paid in Capital

For the nine months ended March 31, 2016, the changes in the Company’s paid-in-capital was as follows:

Balance – June 30, 2015	$172,579
Discount due to beneficial conversion features	7,262
Discount due to warrants	4,434
Issuance of common shares and warrants in private placement	2,462
Issuance of common shares for exercise of Series B Warrants	1,092
Stock-based compensation expense, net of stock surrenders	546
Shares issued and adjustments related to reverse split	5
Balance – March 31, 2016	$188,380

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and, in the future, could affect actual results, and may cause actual results for fiscal year 2016 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet FDA regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, and other risk factors listed from time to time in our SEC reports, including, in particular, those set forth in the Cesca Therapeutics Inc. Form 10-K for fiscal year 2015. Dollars and amounts set forth below are in thousands, except share and per share amounts.

Overview

Cesca Therapeutics develops and markets integrated cellular therapies and delivery systems that advance the safe and effective practice of regenerative medicine. The Company is a leader in the development and manufacture of automated blood and bone marrow processing systems that enable the separation, processing and preservation of cell and tissue therapy products. The Company was founded in 1986 and is headquartered in Rancho Cordova, California. Cesca’s strategy is to continue to enhance the performance and competitiveness of its flagship product lines in the cord blood banking arena while expanding into significant new growth opportunity areas in point of care therapeutics. The Company is developing a number of offerings for the delivery of autologous cell therapies that address significant unmet medical needs and expects to partner with other pioneers in the stem cell arena to accelerate clinical evaluations, expedite regulatory approvals and penetrate the market.

In September 2015, Cesca undertook a restructuring initiative to reduce the costs associated with its traditional cord blood banking products. The restructuring resulted in a reduction of approximately 15 positions in various functions. This action, combined with the elimination of a number of open positions that will not be back-filled, is expected to reduce annual operating costs primarily related to cord blood banking products by approximately $3.3 million. The Company incurred a restructuring charge of approximately $190 during the three months ended September 30, 2015, recorded as a component of general and administrative expense.

Stem Cell Therapies

Cesca Therapeutics has nine cell therapies at various stages of clinical development but all with human data. These include critical limb ischemia (CLI), acute myocardial infarction (AMI), non-healing ulcers, ischemic stroke, spinal fusion, osteoarthritis, non-union franctures and avascular necrosis. The Company also has an active bone marrow transplantation (BMT) program. The current emphasis is in three particular areas, as follows:

●

Critical Limb Ischemia (CLI) – Cesca received FDA approval on June 12, 2015 for an Investigational Device Exemption (“IDE”) for its pivotal clinical trial (the “CLIRST III” study) to evaluate the Company’s SurgWerks™- CLI System for the treatment of patients with late-stage (Rutherford 5), no option, critical limb ischemia. CLI is the last progressive phase of peripheral artery disease, where the leg is so deprived of blood flow and oxygen, that it has visible signs of gangrenous ulceration. The Company has supported or completed two prior feasibility studies in CLI, one delivering a Cesca platform prepared autologous bone marrow cell dose into the afflicted leg artery of 13 human subjects and the other delivering a similar Cesca platform produced cell dose into the afflicted limb muscles of 17 human subjects. The Company is currently preparing an IDE supplement detailing a number of planned changes to the CLIRST III study for further submission to the FDA.

●

Acute Myocardial Infarction (AMI) – The SurgWerksTM– AMI System has been designed to facilitate an adjunct treatment for patients who have suffered an acute ST-elevated myocardial infarction (“STEMI”), a particular and most threatening type of heart attack. Therapies delivered using the SurgWerks-AMI system are intended to minimize the adverse remodeling of the heart post-STEMI. The entire 4-step bedside treatment is designed to take less than 120 minutes to complete, in a single surgical procedure, in the heart catheterization laboratory of a hospital.

●

Bone Marrow Transplant (BMT) – Cesca has two initiatives within its BMT program: development of the CellWerks™ technology platform for clinical and intra-laboratory use, and the delivery of BMT laboratory services through the Company’s TotipotentRX subsidiary in India. The CellWerks Platform is designed for optimal laboratory preparation of hematopoietic stem cells used in BMT and bio-banking. The technology platform includes a “smart vision” control module, a corresponding disposable for processing blood and bone marrow sourced tissue and sample tracking software enabling GMP compliance. Cell analytics for laboratory and point-of-care use are under development and will complete the CellWerks offering. TotipotentRX laboratory services, a collaboration with Fortis Healthcare, are aimed at serving the Indian clinical market for cell therapy under good tissue practices compliance.

Products

Cesca’s product offerings include:

●

The SurgWerks™ System (in development) - a proprietary system comprised of the SurgWerks Processing Platform, including devices and analytics, and indication-specific SurgWerks Procedure Kits for use in regenerative stem cell therapy at the point-of-care for vascular and orthopedic diseases.

●	The CellWerks™ System (in development) - a proprietary cell processing system with associated analytics for intra-laboratory preparation of adult stem cells from bone marrow or blood.
●	The AutoXpress® System (AXP®) - a proprietary automated device and companion sterile disposable for concentrating hematopoietic stem cells from cord blood.
●	The MarrowXpress™ System (MXP™) - a derivative product of the AXP and its accompanying sterile disposable for the isolation and concentration of hematopoietic stem cells from bone marrow.
●	The BioArchive® System - an automated cryogenic device used by cord blood banks for the cryopreservation and storage of cord blood stem cell concentrate for future use.
●	Manual Disposables - non-AXP bag sets for use in the processing and cryogenic storage of cord blood. They can be stored in the automated BioArchive device or in conventional dewars.

The following is management’s discussion and analysis of certain significant factors which have affected our financial condition and results of operations during the period included in the accompanying financial statements.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed financial statements, please refer to our 2015 Annual Report on Form 10-K.

Results of Operations for the Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015

Net Revenues

Revenues for the three months ended March 31, 2016 were $2,832 compared to $4,042 for the three months ended March 31, 2015, a decrease of $1,210. Primary contributors to the decline were AXP consumables as a result of the timing of scheduled orders throughout the year from one of the Company’s distributors in Asia, and Res-Q BMC as a result of reduced purchases from Cesca’s largest distributor following the Company’s decision to withdraw the product from the Unites States market on or before May 31, 2016. The decision to withdraw Res-Q BMC from the Unites States market was made in August 2015 in accordance with a settlement agreement reached with Harvest Technologies Corp.

The following represents the Company’s revenues by product platform for the three months ended:

	March 31,
	2016	2015

AXP	$1,513	$1,940
BioArchive	723	876
Manual Disposables	362	437
ResQ BMC and MXP	115	646
Other	119	143
	$2,832	$4,042

Gross Profit

The Company’s gross profit was $408 or 14% of net revenues for the three months ended March 31, 2016, compared to $1,143 or 28% for the corresponding fiscal 2015 period. Gross profit declined primarily due to the mix of products sold and a provision for expected losses on non-cancelable purchase commitments to a vendor.

Sales and Marketing Expenses

Sales and marketing expenses were $537 for the three months ended March 31, 2016, as compared to $787 for the fiscal 2015 period, a decrease of $250 or 32%. The decrease was primarly due to lower personnel costs as a result of the Company’s September 2015 restructuring initiative and related reductions in trade shows and travel.

Research and Development Expenses

Research and development expenses include costs associated with our engineering, regulatory, scientific and clinical functions.

Research and development expenses were $708 for the three months ended March 31, 2016, compared to $1,712 for the comparable fiscal 2015 period, a decrease of $1,004 or 59%. The decrease was primarily due to lower personnel costs as a result of Cesca’s September 2015 restructuring initiative and reduced spending associated with the Company’s CLI program. Cesca has deferred patient enrollment in its CLIRST III trial pending regulatory approval of the IDE Supplement the Company plans to submit to the FDA during 2016. Research and development expenses are expected to increase when the Company initiates the CLIRST III clinical trial.

General and Administrative Expenses

General and administrative expenses were $1,904 for the three months ended March 31, 2016, compared to $3,480 for the comparable fiscal 2015 period, a decrease of $1,576 or 45%. The decrease was primarily due to a reduction in legal expenses of approximately $1 million tied to the settlement of certain patent litigation cases in 2015 and a reduction in professional fees of approximately $350 associated with the conclusion of remediation activities related to the material weakness in the Company’s governance practices identified in 2015.

Non-GAAP Measures

In addition to the results reported in accordance with US GAAP, Cesca also uses a non-GAAP measure, adjusted EBITDA, to evaluate operating performance and to facilitate comparison with historical results and trends. This financial measure is not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for loss as a measure of performance. The calculation of this non-GAAP measure may not be comparable to similarly titled measures used by other companies. Reconciliations to the most directly comparable GAAP measure are provided below.

	Three Months Ended March 31,
	2016	2015
Loss from operations	$(2,741)	$(4,836)

Add:
Depreciation and amortization	217	346
Stock-based compensation expense	247	290
Impairment of intangible asset	--	117
Adjusted EBITDA loss	$(2,277)	$(4,083)

Adjusted EBITDA

Cesca’s adjusted EBITDA loss was $2,277 for the three months ended March 31, 2016 compared to an adjusted EBITDA loss of $4,083 for the three months ended March 31, 2015. The reduction in the adjusted EBITDA loss was due primarily to savings realized from the Company’s September 2015 restructuring, the settlement of certain patent litigation cases and delays in the start of the CLIRST III trial.

Results of Operations for the Nine Months Ended March 31, 2016 as Compared to the Nine Months Ended March 31, 2015

Net Revenues

Revenues for the nine months ended March 31, 2016 were $8,949 compared to $12,340 for the nine months ended March 31, 2015, a decrease of $3,391. Primary contributors to the decline were BioArchive devices as the Company shipped ten devices in the nine months ended March 31, 2015 but just one in the nine months ended March 31, 2016, and Res-Q BMC as a result of reduced purchases from Cesca’s largest Distributor following the Company’s decision to withdraw the product from the United States market on or before May 31, 2016. The decision to withdraw Res-Q BMC from the United States market was made in August 2015 in accordance with a settlement agreement reached with Harvest Technologies Corp.

The following represents the Company’s revenues by product platform for the nine months ended:

	March 31,
	2016	2015

AXP	$4,921	$4,974
BioArchive	2,011	3,470
Manual Disposables	1,152	1,299
ResQ BMC and MXP	448	1,982
Other	417	615
	$8,949	$12,340

Gross Profit

The Company’s gross profit was $1,803 or 20% of net revenues for the nine months ended March 31, 2016, compared to $3,870 or 31% for the corresponding fiscal 2015 period. Gross profit declined due to mix of products sold and increases in inventory reserves primarily associated with the BioArchive product line.

Sales and Marketing Expenses

Sales and marketing expenses were $1,696 for the nine months ended March 31, 2016, compared to $2,315 for the comparable fiscal 2015 period, a decrease of $619 or 27%. The decrease is primarly due to lower personnel costs as a result of the Company’s September 2015 restructuring initiative and related reductions in trade shows and travel.

Research and Development Expenses

Research and development expenses were $2,451 for the nine months ended March 31, 2016, compared to $4,731 for the comparable fiscal 2015 period, a decrease of $2,280 or 48%. The decrease was primarily due to lower personnel costs as a result of Cesca’s September 2015 restructuring initiative and reduced spending associated with the Company’s CLI program. Research and development expenses are expected to increase when the Company initiates the CLIRST III clinical trial.

General and Administrative Expenses

General and administrative expenses were $6,279 for the nine months ended March 31, 2016, compared to $9,300 for the comparable 2015 period, a decrease of $3,021 or 32%. The decrease was primarily due to a reduction in legal expenses of approximately $2,700 tied to the settlement of certain patent litigation cases in fiscal 2015 and a reduction in professional fees of approximately $300 as a result of a change in the fees paid to the Company’s independent auditors.

Non-GAAP Measures

In addition to the results reported in accordance with US GAAP, Cesca also uses a non-GAAP measure, adjusted EBITDA, to evaluate operating performance and to facilitate comparison with historical results and trends. This financial measure is not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for loss as a measure of performance. The calculation of this non-GAAP measure may not be comparable to similarly titled measures used by other companies. Reconciliations to the most directly comparable GAAP measure are provided below:

	Nine Months Ended March 31,
	2016	2015
Loss from operations	$(8,623)	$(12,476)

Add:
Depreciation and amortization	876	1,013
Stock-based compensation expense	551	966
Impairment of intangible asset	--	117
Adjusted EBITDA loss	$(7,196)	$(10,380)

Adjusted EBITDA

The adjusted EBITDA loss was $7,196 for the nine months ended March 31, 2016 compared to $10,380 for the nine months ended March 31, 2015. The reduction in the adjusted EBITDA loss compared to the third quarter in the prior year was due primarily to savings realized from the Company’s September 2015 restructuring, the settlement of certain patent litigation cases and delays in the start of the CLIRST III trial.

Liquidity and Capital Resources

At March 31, 2016, Cesca had cash and cash equivalents of $7,247 and working capital of $9,163. This compares to cash and cash equivalents of $3,357 and working capital of $5,305 at June 30, 2015. The Company has primarily financed operations through private and public placement of equity securities.

Based upon the Company’s cash balance, historical trends, the restructuring that occurred in September 2015, expected outflows and projections for revenues, management believes it will have sufficient cash to provide for Cesca’s projected needs to maintain operations and working capital requirements for at least the next 12 months from the date of filing this quarterly report. The Company will have to secure additional funding to support its CLIRST III pivotal trial when approved. As such, management has been exploring additional funding sources including strategic partner relationships. However, the Company cannot be sure that such funding will be available on a timely basis, in needed quantities, or on favorable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cesca is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide information under this item.

Item 4. Controls and Procedures

Cesca carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the Company’s fiscal quarter pursuant to Exchange Act Rule 13a-15. The term “disclosure controls and procedures” means controls and other procedures designed to ensure that information required for disclosure in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, Cesca’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Subsequent to the completion of the audit of financial statements for the year ended June 30, 2014, it was determined that a deficiency existed in Cesca’s governance practices related to the timeliness and consistency of communications between management, the audit committee and the auditors. This deficiency was concluded to represent a material weakness in the Company’s internal control over financial reporting. In order to remediate the material weakness, Cesca engaged independent outside counsel to review the Company’s corporate governance procedures and recommended changes. Those recommendations, including the formation of a disclosure committee, have been implemented and the material weakness has been remediated as of March 31, 2016.

Other than as described above, there were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, Cesca’s internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

In addition to the risk factors discussed below and other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which could materially affect the Company’s business, financial condition or future results. There have been no material changes from those risk factors, other than the risk factors listed below. The risks described in Cesca’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or knowable to the Compnay or that managment currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The terms of the Financing Transaction could adversely affect Cesca’s business, financial condition, results of operations or liquidity. The Debentures are secured by all of Cesca’s assets. If the Company defaults under the Debentures, it could lose rights to all of its assets including equipment, patents, trademarks and operations in India. For so long as the Debentures remain outstanding, the Company may not (a) issue new equity securities for the primary purpose of raising capital at a price per share less than the $3.40; (b) issue new securities or approve the incurrence of indebtedness, other than debt or equity securities issued for the primary purpose of raising capital of up to $15,000,000 in the aggregate; or (c) authorize or effect a deemed liquidation event unless required by fiduciary duties applicable to the Company’s board of directors without the consent of the investors in the Financing Transaction. These restrictions may limit Cesca’s ability to engage in certain transactions that may be beneficial to the Company and its stockholders.

Cesca may incur significant non-operating, non-cash charges resulting from changes in the fair value of warrants. Cesca’s Series A warrants are a derivative instrument, as such they have been recorded at their respective relative fair values at the issuance date and will be recorded at their respective fair values at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge at each reporting date. The impact of these non-operating, non-cash charges could have an adverse effect on the Company’s financial results. The fair value of the warrants is tied in large part to Cesca’s stock price. If the stock price increases between reporting periods, the warrants become more valuable. As such, there is no way to forecast what the non-operating, non-cash charges will be in the future or what the future impact will be on the Company’s financial statements.

Cesca’s ability to conduct a CLIRST III clinical trial is substantially dependent on its ability to secure additional funding and there are no assurances that such funding will materialize. Although a portion of the proceeds from the Financing Transaction is expected to be used to fund ongoing operations there is no guarantee that the available funds will be sufficient and the Company may need additional funding. Cesca cannot assure that such funding will be available on a timely basis, in needed quantities, or on favorable terms, if at all.

The Financing Transaction may result in a change of control and give significant influence to the investors thereto. As of March 31, 2016, the investors in the Financing Transaction own 24% of Cesca’s outstanding stock. Assuming the Debentures are converted, the warrants are exercised and the full amount of the interest is paid in stock, the investors would own approximately 75% of the Company on a fully-diluted basis as of March 31, 2016. The exercise of the warrants in full would result in proceeds to the Company of $28,235. The purchase agreement gives the investors the right to participate in future issuances of Company securities subject to certain exceptions, which could further increase their ownership of the Company.

In addition, the Company entered into a Nomination and Voting Agreement with the investors, which grants them the right to nominate (i) one person to the Company’s board of directors for so long as the principal outstanding under the Debentures remains outstanding and such investors continue to own at least 20% of the common stock, and (ii) if upon conversion of all of the principal and interest outstanding under the Debentures the investors own at least 50% of our common stock, the Investors shall have the right to designate three members to the board of directors (until such time as the investors no longer hold at least 50% of the common stock), and the total number of directors shall be fixed and maintained at seven persons. One of the investors in the Financing Transaction, Boyalife (Hong Kong), Ltd., is 100% owned by Yishu Li, the spouse of Dr. Xiachun Xu, a member of our board of directors. The other investor in the Financing Transaction, Boyalife Investment, Inc., is also controlled by Dr. Xu. As a result of their ownership and ability to designate one or more members of our board of directors, the investors (including Dr. Xu and his spouse Ms. Li) will be able to exercise significant influence over all matters affecting the Company, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on the stock price. They may have conflicts of interest and interests that are not aligned with those of other investors in all respects. As a result of the concentrated ownership of Cesca’s stock, a relatively small number of stockholders, acting together, may eventually be able to control all matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of Cesca’s common stock by discouraging third party investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits.
3.31	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation(1)
10.23.1	Form of Series A Warrant Amendment(2)
10.31	Purchase Agreement between the Company and Boyalife Investment Inc. and Boyalife (Hong Kong) Limited(3)
10.32	Form of Debenture between the Company and Boyalife Investment Inc. and Boyalife (Hong Kong) Limited(4)
10.33	Form of Warrant(5)
10.34	Form of Nomination and Voting Agreement(6)
10.35	Form of Security Agreement(7)
10.36	Consent, Repayment and Release Agreement dated February 2, 2016 between the Company and Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd.(8)
10.37	Form of Release(9)
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 4, 2016.
(2)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 3, 2016.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2016.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2016.
(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2016.
(6)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 3, 2016.
(7)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 3, 2016.
(8)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 3, 2016.
(9)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 3, 2016.
‡	XBRL information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

Cesca Therapeutics Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cesca Therapeutics Inc. (Registrant)

Dated: May 12, 2016	/s/ Robin C. Stracey
Robin C. Stracey Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2016	/s/ Michael R. Bruch
Michael R. Bruch Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)