Form 10-K
period 2016-06-30
CESCA THERAPEUTICS INC.
filed 2016-09-21
CIK 811212

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2016

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

Large accelerated filer [   ]                             Accelerated filer [   ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

     [   ]     Yes          [X]      No

The aggregate market value of the common stock held by non-affiliates as of December 31, 2015 (the last business day of the most recently completed second quarter) was $5,975,000 based on the closing sale price on such day.

As of September 16, 2016, 9,790,500 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference: Portions of the registrant’s proxy statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements, including:

●	the sufficiency and source of capital required to fund our operations and in furtherance of our business plan;
●	our ability to remain listed on NASDAQ and remain in compliance with its listing standards;
●	the global perception of the clinical utility of banked cord blood and the amount of investment in research and development supporting clinical data for additional applications;
●	delays in commencing or completing clinical testing of products;
●	the success of any collaborative arrangements to commercialize our products;
●	our reliance on significant distributors or end users;
●	the availability and sufficiency of commercial scale manufacturing facilities and reliance on third party contract manufacturers; and
●	our ability to protect our patents and trademarks in the U.S. and other countries.

These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based, except as otherwise required by law. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

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

ITEM 1.     BUSINESS

Cesca Therapeutics Inc. (“Cesca Therapeutics”, “Cesca”, the “Company”, “we”, “our”, “us”), is a clinical stage biotechnology company which develops and markets integrated cellular therapies and delivery systems that advance the safe and effective practice of regenerative medicine. We are a leader in the development and manufacture of automated blood and bone marrow processing systems that enable the separation, processing and preservation of cell and tissue therapy products. Our two subsidiaries based in India, TotipotentRX and TotipotentSC, have a pipeline of human point of care experimental therapies in early stage clinical studies using bone marrow and blood derived cells and growth factors. We were founded in 1986 and are headquartered in Rancho Cordova, California. Our strategy is to continue to enhance the performance and competitiveness of our flagship product lines in the cord blood banking arena while expanding into significant new growth opportunity areas in point of care therapeutics. We are developing a number of offerings for the delivery of autologous cell therapies that address significant unmet medical needs and expect to partner with other pioneers in the stem cell arena to accelerate clinical evaluations, expedite regulatory approvals and penetrate the market.

Our Strategy

Our business strategy involves:

●	Sustaining our leadership position in automated devices for the separation and concentration of stem cell preparation from cord blood and bone marrow.

●

Expansion into development of cell therapies targeting insufficiently met medical needs: our initial focus is on ischemic cardiovascular indications (critical limb ischemia (“CLI”) and acute myocardial infarction (“AMI”)) with oncology and orthopedic protocols to follow.

●	A unique point of care approach; our CLI and AMI cell therapies require a single visit to the operating room for a treatment lasting only 90-120 minutes.

●

Delivery of a fully integrated offering: We deliver all the hardware, software and disposable components necessary for the aspiration and processing of autologous bone marrow to prepare a therapeutic dose of stem cells for re-injection into the patient at the point of care.

●

The use of autologous, bone marrow derived stem cells: Our protocols are potentially safer than alternative allogeneic approaches because, in our case, the donor and the recipient of the stem cell preparation is the same individual.

●

A simpler regulatory path: Cesca’s protocols are autologous and the stem cell preparations are minimally manipulated, allowing an investigational device exemption pre-market approval approach. This reduces costs and time to market when compared to investigational new drug or new drug application approaches.

●

A highly resource efficient operating model: We leverage our India based clinical research organization embedded within the Fortis Healthcare network of hospitals in Asia, as a highly cost-effective approach to conducting feasibility studies and early stage clinical trials.

●	Multiple shots on goal: We currently have 9 protocols at various stages of clinical development.

●	Patent protection: We have over 25 issued patents globally with several more applications in the pipeline.

Recent Key Events and Accomplishments

Cesca’s 2016 financial year ran from July 1, 2015 to June 30, 2016. The following are key events and accomplishments that occurred in fiscal 2016:

●

Submitted Investigational Device Exemption (“IDE”) Supplement for the SurgwerksTM CLI Pivotal Trial  In May 2016 we submitted an IDE Supplement to the U.S. FDA for our previously approved pivotal trial for the treatment of patients with CLI using our SurgWerksTM system. In the supplement, we proposed Transcutaneous Oxygen Pressure (TcPO2) as a surrogate endpoint for limb salvage as an alternative to Amputation-Free Survival. Subsequently, the FDA approved commencement of the Phase III pivotal trial as amended, but indicated that it would require additional validation of TcPO2 as a surrogate to support future PMA approval.

●

Regained Compliance with Nasdaq Minimum Bid Price Requirement

On March 21, 2016, we received notification from the Nasdaq Listing Qualifications Staff indicating that we had regained compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market. In order to regain compliance, we effected a one-for-twenty reverse stock split effective as of the close of business on March 4, 2016.

●

Closed a $15 Million Strategic Investment from Boyalife Group

In February 2016, in exchange for aggregate proceeds of $15 million, we sold and issued to Boyalife Investment Inc. and Boyalife (Hong Kong) Limited (i) 735,294 shares of common stock at a per share purchase price of $3.40 and (ii) senior secured convertible debentures for $12.5 million. From the proceeds, we repaid existing senior secured convertible debentures (see below) and the remaining proceeds are providing additional working capital to fund ongoing operations and strategic initiatives. In August 2016, we subsequently converted all of the principal and interest under the convertible debentures into 6,102,941 shares of our common stock, thereby cancelling all of our indebtedness to Boyalife Investment, Inc.

●

Restructured Existing Senior Secured Convertible Debentures and Retired Series B Warrants

In connection with the Boyalife financing transaction, we repaid existing thirty-year debentures and all related interest and liquidated damages. In addition, we terminated the related registration rights agreement, the exercise price of the associated Series A warrants was changed from $13.60 to $8.00 and all remaining Series B warrants which contained a cashless exercise feature were retired.

●

Implemented a Restructuring Initiative to Realign Resources Behind High Impact Clinical Programs.  In September 2015, we implemented a restructuring initiative to reduce costs and better align our workforce with the evolving needs of our business. We reduced approximately 15 positions, which, combined with the elimination of a number of open positions that were not back-filled, reduced annual operating costs primarily related to our cord blood banking products by approximately $3.3 million.

●

Facilitated Ground-Breaking Haploidentical Bone Marrow Transplantations (BMT)

Our clinical cell therapy laboratory at the Fortis Memorial Research Institute (FMRI) in India performed three ex-vivo Haploidentical BMT cell therapy services for the treatment of thalassemia, acute myeloid leukemia (AML) and chronic myeloid leukemia and four ex-vivo cell enrichment cell therapy processing services for relapse AML.

●

Secured Additional Sites for Cesca’s Flagship AXP Technology or Cord Blood Processing Services.  Among others, Houston based Texas Stem Cell, the first hybrid cord blood and tissue bank in Texas, adopted the AutoXpress (“AXP”) technology for cord blood processing. Additionally, TotipotentRX expanded its private cord blood banking services to several additional hospitals in the Fortis Healthcare network throughout India.

The Markets We Serve

Regenerative Medicine

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

The market for regenerative medicine is supported by companies that develop devices or methods for harvesting, processing, purifying, expanding, modifying, cryopreserving, storing or administering cells, or by companies that develop and commercialize the therapeutic agents themselves. Key success factors for such companies include:

●	The ability to achieve high recovery and concentration of target cell types
●	Device ease-of use, efficiency and speed
●	Cell product purity, viability and potency
●	Cost effectiveness
●	Regulatory approval / FDA clearance

The delivery of a cell therapy typically involves a process whereby target cells are harvested from a donor or patient, processed or expanded (grown) either within a hospital laboratory or by an FDA regulated, therapeutic manufacturer, formulated into an effective, safe dose, and delivered to a patient through a specific delivery device. Cell preparations may also be formulated in a point of care setting such as an operating room. Requirements for the preparation and use of cell therapies at the point of care include system portability, sterile field packaging, minimal manipulation, swift cell processing and predictable target cell recovery rates.

Our growth strategy is focused on the development of autologous cell therapies for treatments intended to be carried out at the point of care.

We believe that commercial opportunities for such therapies will develop first in cardiology, orthopedics, dermatology/wound healing and selective areas of oncology, followed by more complex pathologies such as those found in diabetes and central nervous system disorders.

We also believe that developments in the field of regenerative medicine will be critical in helping to address the global increase in health care costs. As emerging cell therapies are proven to be safe, effective, and a cost-effective alternative to current standards of care, adoption will accelerate. A fundamental requirement, however, will be the continued development of baseline clinical and cost-effectiveness data through comprehensive clinical studies.

Cord Blood Banking

Cord blood, the blood that remains in the umbilical cord after a baby is born, is rich in stem cells. Since the first cord blood transplant was carried out in 1988, stem cells derived from umbilical cord blood have become widely accepted for medical use and have been used regularly in medical procedures worldwide for the treatment of a wide range of blood diseases, genetic and metabolic disorders, immune-deficiencies and cancers. Cord blood use in clinical applications is now widely accepted and cord blood banks exist in nearly every developed country as well as a growing number of developing nations.

Cesca Therapeutics (formerly ThermoGenesis) is an established leader in the development and manufacture of automated systems that enable the separation, processing and cryopreservation of stem cell preparations from cord blood. In recent years, however, the overall number of cord blood samples being collected has decreased; Bioinformant reported in their 2015 Global Strategic Report on the U.S. Cord Blood Market that the number of cord blood transplants had declined year-over-year in spite of the fact that the number of scientific publications on cord blood stem cells had grown by 7.8%.

Nevertheless, there have been several recent examples of significant pharma companies entering the space. In August 2014, Novartis committed up to $435 million to Gamida Cell for development of an expanded cord blood stem cell product as a treatment for hematological malignancies such as leukemia and lymphoma, and in June 2015, AMAG Pharmaceuticals (“Nasdaq: AMAG”) announced a definitive agreement to acquire Cord Blood Registry (an existing Cesca Therapeutics customer), from GTCR, a private equity firm, for $700 million.

Our Clinical Programs

Our therapeutic development initiatives, focused in the fields of cardiovascular medicine and orthopedic regeneration, are based on a flexible platform of equipment and optimized disposable components for the harvesting, processing, testing and delivery of cells and growth factors from either blood or bone marrow.

Our proprietary SurgWerks™ System (in development) includes a broadly-capable processing platform of devices and analytics designed for use at the point of care, coupled with indication-specific, single use, disposable procedure kits for a variety of vascular and orthopedic conditions. The performance of SurgWerks™ is enabled by the availability of a next generation cell processing device (referred to as the VXP System), derived from our existing and well established AutoXpress (AXP) and MarrowXpress (MXP) platforms. A key advantage of an optimized and integrated system such as SurgWerks is that it is intended to maintain high cell viability and potency through each and every step of the 90-120 minute intra-operative procedure, including bone marrow collection, target cell selection, characterization of the final cell concentrate, and re-injection into the patient.

We made the following advancements in the SurgWerks System’s clinical development in fiscal 2016:

●	An IDE Supplement was submitted to the FDA proposing a change in primary endpoint to a surrogate endpoint of TcPO2, with associated changes in the statistical plan.
●

Significant progress was made in assessment and engagement of clinical trial sites for our phase III pivotal clinical trial (CLIRST III). Over 30 sites are currently involved in various stages of engagement and Institutional Review Board (“IRB”) approvals and trial agreements have already been finalized for a subset of these 30 sites.

●	Training programs to support the study were defined for our clinical team and the site staff involved in the study.

We intend to initiate the following SurgWerks System’s clinical trials in fiscal 2017:

●	U.S.: SurgWerks-CLI and VXP System pivotal IDE trial for patients with critical limb ischemia (CLIRST III).
●

India: SurgWerks-AMI feasibility (Phase II) trial on AMI patients having low ejection fractions three to ten days after the heart attack and having successful reperfusion of the affected heart artery (AMIRST II)

Also in development is our CellWerks™ offering, an integrated collection of devices and disposables that we believe represents a significant advance in enabling routine bone marrow transplantation procedures. The CellWerks™ System is being developed to enable the processing of a stem cell aspirate or mobilized blood harvest unit while allowing the clinical laboratory to “dial in” the transplant physician’s cellular prescription, thereby achieving an optimized granulocyte, monocyte and red blood cell (RBC) cocktail composition. The CellWerks™ platform and software package is being evaluated for use on minimally manipulated as well as targeted, specific cell depleted units of mobilized peripheral stem cells and bone marrow aspirate.

To advance the approval of both SurgWerks™ and CellWerks™, we are pursuing a rigorous, science-based clinical development program, designed around two models of clinical delivery:

●	SurgWerks™ – intended for rapid intra-operative use
●	CellWerks™– intended for rapid laboratory use for specialized stem cell preparation under the direction of a GMP cellular laboratory protocol or a licensed physician.

Our intention is to provide fully optimized therapeutic “kits” and highly specialized equipment for each clinical indication (in the case of SurgWerks) and flexible cell preparation devices for clinical laboratory use (in the case of CellWerks), ultimately seeking marketing approval from the FDA and/or the equivalent regulatory authorities in markets outside the U.S.

SurgWerks O.R. Procedure	Disposable SurgWerks Kit	VXP Equipment System

Our Products

We design, manufacture and sell advanced devices created specifically for the separation, concentration and cryopreservation of cell types used in the practice of regenerative medicine. Such automated devices are essential to the successful development of cell therapies because they ensure a high degree of quality control over both the preparation and storage of stem cell concentrate. Our current and future product offerings include:

●

The SurgWerks™ System (in development) - a proprietary system comprised of the SurgWerks Processing Platform, including devices and analytics, and indication-specific SurgWerks Procedure Kits for use in regenerative stem cell therapy at the point of care for vascular and orthopedic diseases.

●	The CellWerks™ System (in development) - a proprietary cell processing system with associated analytics for intra-laboratory preparation of adult stem cells from bone marrow or blood.
●	The AutoXpress® System (AXP®) - a proprietary automated device and companion sterile disposable for concentrating hematopoietic stem cells from cord blood.
●	The MarrowXpress™ System (MXP™) - a derivative product of the AXP and its accompanying sterile disposable for the isolation and concentration of hematopoietic stem cells from bone marrow.
●	The BioArchive® System - an automated cryogenic device used by cord blood banks for the cryopreservation and storage of cord blood stem cell concentrate for future use.
●	Manual bag sets for use in the processing and cryogenic storage of cord blood.

Cell Manufacturing and Banking Services

Through our TotipotentRX subsidiary in Gurgaon, India, we operate an advanced clinical cell manufacturing, processing, testing, and storage facility, compliant with current Good Manufacturing Practices (“GMP”), Good Tissue Practices (“GTP”), and Good Laboratory Practices (“GLP”). We can support the production of a small, personalized medicine cell prescription or carry out a large scale batch process. Patient samples, batch samples, and therapeutic aliquots are all labeled in accordance with ISBT 128 and stored in our own cryogenics facility. In addition, our clinical research organization (CRO), also located in Gurgaon, is, to our knowledge, the only specialized, in-hospital, cell therapy CRO in the world. We have unique expertise in the design and management of cell based clinical trials, including the ability to support the device prototyping and validation typically required for a combination product. These services ensure patient safety under Good Clinical Practices (“GCP”), quality laboratory documentation under GLP, and quality cell processing and handling under both GMP and GTP.  In partnership with Fortis Healthcare we have assembled what is, to our knowledge, the industry’s only fully integrated cell therapy CRO team capable of executing all elements of our in-house clinical trials, providing complete and seamless cellular drug and device clinical services. Through this advanced clinical infrastructure we also operate commercial service programs supporting bone marrow transplantation (hematopoietic stem cell transplantation) for hematological and oncological disorders as well as a licensed umbilical cord blood and tissue bank (“NovaCord”).

Sales and Distribution Channels

We market and sell our products through independent distributors, except in North America and India, where we sell direct to end-user customers.

Competition

The regenerative medicine market is characterized by rapidly evolving technology and intense competition from medical device companies, pharmaceutical companies and stem cell companies operating in the fields of cardiac, vascular, orthopedic and neural medicine. The primary competitors for our current device offerings include BioSafe, SynGen and MacoPharma (for automated cell processing systems), and BioE, Terumo Harvest, Zimmer Biomet and Pall Corporation (for manual cell processing systems). Our competitors in the field of cell therapeutics development include MesoBlast, Osiris Therapeutics, Baxter International, Athersys, Caladrius, Capricor, Celyad, Juventas Therapeutics, Vericel, Cytori Therapeutics, Pluristem Therapeutics, Zimmer BioMet, and Bioheart.

Research and Development

Our research and development activities in fiscal 2016 were geared towards achieving key development milestones for our SurgWerks-CLI and SurgWerks-AMI clinical trial programs and the CellWerks laboratory device program. Each of these development initiatives leveraged our existing AXP and MXP platforms, with a focus on both performance improvements and ease of use in intraoperative applications. Emphasis was also placed on enhancing the capabilities of our contract manufacturing partners and building on our product quality leadership position. CLI efforts focused on development of an IDE supplement aimed at streamlining and simplifying our already approved Phase 3 (“Pivotal”) clinical trial (CLIRSTIII) and AMI activities focused on protocol design and optimization. We also invested effort in optimizing cell processing and delivery methods as well as advancing methods pertaining to our cell quality (cell analysis) technology.

Collectively, research and development expenses were $3,230 and $5,939 for the years ended June 30, 2016 and June 30, 2015, respectively. Research and development activities include expenses associated with the engineering, regulatory, scientific and clinical affairs functions.

Manufacturing

We expect to continue to use contract manufacturers for high volume, disposable products and in-house manufacturing for low volume, high complexity devices. In addition, we are exploring the potential for the development of in-house capabilities relating specifically to pilot scale disposable manufacturing in support of our clinical programs.

Quality System

Our quality system is compliant with domestic and international standards and is appropriate for the specific devices we manufacture. Our corporate quality policies govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of all finished devices intended for human use. Such policies are intended to ensure that the products we market are safe, effective, and otherwise in compliance with the FDA Quality System Regulation (“QSR”) (21 C.F.R. Part 820) and the applicable rules of other governmental agencies.

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

The trials we conduct in India are compliant with the applicable rules of the Indian Council for Medical Research, Ministry of Health Order No. V.25011/375/2010-HR and requisite institutional ethics committee (IEC) and institutional committee for stem cell research and therapy (IC-SCRT) approvals. Both the U.S. and E.U. regulatory agencies are experienced in dealing with and accepting Indian clinical trial data. GCP necessitates review and approval by an IRB before initiation of a study, continuing review of an ongoing study by an IRB, and the documented receipt of a freely given informed consent prior to participation in the study from each subject participant.

We have a quality and regulatory compliance management system that meets the requirements of the ISO 13485: 2003 standard, the FDA’s QSRs, the EU MDD, Canadian Medical Device Regulations (“SOR 98-282”), and all other applicable local, state, national and international regulations.

●              Medical Devices. The FDA regulates medical devices to ensure their safety and efficacy under the Federal Food Drug and Cosmetic (“FD&C”) Act. Medical devices are defined by language within the FD&C Act which essentially states that a product is considered a medical device if it is intended to provide a diagnosis or basis for treatment. Once a company determines that its product is a medical device, it is required to comply with a number of federal regulations. These include the following:

●	510(k) clearance or PMA approval from the FDA, prior to commercialization (unless the device is classified as “exempt”)
●	Registration of the company and listing of the medical device with the FDA (within 30 days prior to commercialization)
●	Establishment and adherence to the FDA’s labeling requirements, and
●	Establishment and adherence to the FDA’s Quality Systems and Medical Device Reporting regulations.

The FDA classifies medical devices into three groups: Class I, II or III. These are stratified from lowest to highest safety risk, and regulatory controls increase based on Class.

Class I Devices

Some of our products are considered to pose little or no risk when used as directed and have been deemed by the FDA to be “exempt” from FDA approval or clearance processes prior to commercialization. While pre-marketing FDA review is not mandatory for Exempt Class I medical devices, the manufacturer’s compliance with QSR is nevertheless a requirement.

Class II Devices

Several of our products, including the BioArchive and the AXP are categorized as US Class II medical devices and require premarket notification, also known as a section 510(k) clearance, prior to commercialization. Data submitted as part of a 510(k) process must demonstrate a device is “substantially equivalent” with a predicate device that is already on the market. Once 510(k) clearance has been secured, the new medical device may be marketed for its intended use and distributed in the U.S.

Class III Devices

If a product is considered a Class III device, as is the case with the CLI SurgWerksTM- System, the FDA approval process is more stringent and time-consuming, and includes the following:

●	Extensive pre-clinical laboratory and animal testing
●	Submission and approval of an IDE application prior to the conduct of a clinical study
●	Human clinical studies (or trials) to establish the safety and efficacy of the medical device for the intended use, and
●	Submission and approval of a PMA application to the FDA.

Pre-clinical testing typically involves in vitro laboratory analysis and in vivo animal studies to obtain information related to such things as product safety, feasibility, biological activity and reproducibility. The results of pre-clinical studies are submitted to the FDA as part of an IDE application and are reviewed by the Agency before human clinical trials can begin. We use external third parties, as well as our own facility in Gurgaon, India (GLP Compliant) to conduct pre-clinical studies.

The CLIRST III trials will involve treatment of patients with bone marrow harvested and processed by company medical devices, employing critical quality control steps. The study will commence only after approval of an IRB. Higher risk clinical trials conducted inside the U.S. are subject to FDA IDE regulation (21 C.F.R. Part 812), or an IND application (21 C.F.R. Part 312). Clinical trials conducted outside the U.S., and the data collected therefrom are allowed in accordance with applicable FDA requirements. The FDA or the Sponsor may suspend a clinical trial at any time if either believes that study participants may be exposed to an unacceptable health risk.

For certain Class III devices, data generated during product development, pre-clinical studies, and human clinical studies must be submitted to the FDA as a PMA application in order to secure approval for commercialization in the U.S. The FDA may deny the approval of a PMA application if applicable regulatory criteria are not satisfied and in some cases may mandate additional clinical testing. Product approvals, once obtained, can be withdrawn if compliance with regulatory standards is not maintained or if safety concerns arise after the product reaches the market. The FDA might also require post-marketing testing and surveillance programs to monitor the safety and efficacy of a medical device and has the power to forbid or limit future marketing of the product based on the results of such programs.

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

The California State Food and Drug Branch of the California Department of Public Health completed a quality system compliance inspection at our Rancho Cordova facility in 2011 resulting in two minor observations which have since been corrected. The FDA inspected us in 2015 resulting in zero non-conformances.

If we are successful in securing Medicare reimbursement, we will be subject to federal and state laws, such as the Federal False Claims Act, state false claims acts, the illegal remuneration provisions of the Social Security Act, the federal anti-kickback laws, state anti-kickback laws, and the federal “Stark” laws, that govern financial and other arrangements among healthcare providers, their owners, vendors and referral sources, and that are intended to prevent healthcare fraud and abuse. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments or fee splitting arrangements that are designed to induce the referral of patients to a particular provider for medical products or services payable by any federal healthcare program, and prohibit presenting a false or misleading claim for payment under a federal or state program. They also prohibit some physician self-referrals. These laws are liberally interpreted and aggressively enforced by multiple state and federal agencies and law enforcement (including individual “qui tam” plaintiffs) and such enforcement is increasing. For example, the Affordable Care Act increased funding for federal enforcement actions and many states have established their own Medicare/Medicaid Fraud Units and require providers to conspicuously post the applicable Unit’s hotline number. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties.

Also, federal transparency requirements, sometimes referred to as the “Sunshine Act” under the Patient Protection and Affordable Care Act, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests.

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

International Regulatory Requirements

International regulatory requirements differ somewhat from those of the U.S. In the EU, a single regulatory approval process has been created and approval is represented by CE-Marking. To be able to affix the CE-Mark to our medical devices and distribute them in the EU, we must meet minimum standards for safety and quality (known as the essential requirements) and comply with one or more conformity rules. A notified body assesses our quality management system and compliance with the Medical Device Directive. Marketing authorization can be revoked by the applicable governmental agency or notified body in the event of an unsuccessful quality system annual audit.

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

Patents and Proprietary Rights

We believe that patent protection is important for our products and current and proposed business. We have over 25 issued patents globally.

The patent positions of regenerative medicine companies, such as ours, are uncertain because they involve interpretation of complex factual information and an evolving legal environment. The coverage sought in a patent application can be denied or significantly reduced either before or after the patent is issued. There can be no assurance that any of our pending patent applications will actually result in an issued patent. Furthermore, there can be no assurance that any existing or future patent will provide significant protection or commercial advantage, or that any existing or future patent will not be circumvented by a more basic patent. Generally, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. In addition, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent or the first to file a patent application for the subject matter covered by each of our pending U.S. and foreign patent applications.

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

Fortis Healthcare Limited (“Fortis”)

On August 1, 2014 we entered into an agreement with Fortis which renews and expands our existing services agreement with them in areas including, but not limited to, cord blood banking, point of care technology sales and support, bone marrow transplant and clinical/patient management. The term of the agreement is for three years.

Cord Blood Registry Systems, Inc. (“CBR”)

On December 31, 2013, we entered into a Sale and Purchase Agreement with CBR in which we agreed to supply CBR with the AXP cord blood processing system and disposables. The term of the agreement is for 5 years with automatic two-year renewal options unless CBR provides a 6 month notice of non-renewal. On September 30, 2015, we entered into a Fifth Amended and Restated Technology License and Escrow Agreement with CBR which modified the financial covenant that we must meet in order to avoid an event of default. We must maintain a cash balance coupled with short-term investments net of debt or borrowed funds that are payable within one year of not less than two million dollars. We were in compliance with this covenant at June 30, 2016.

In June 2010, we entered into a License and Escrow Agreement in order to alleviate CBR’s concerns about potential long term supply risk. We are the sole supplier of critical devices and disposables used in the processing of cord blood samples in CBR’s operations. Under the License and Escrow Agreement, we granted CBR a perpetual, non-exclusive, royalty-free license to certain intellectual property necessary for the manufacture of AXP devices and disposables. The license is for the sole and limited purpose of ensuring continued supply of the AXP and related disposables for use by CBR. The licensed intellectual property is held in escrow and available to CBR only in the event of a default under the agreement.

Golden Meditech

In August 2012, we entered into a Product Purchase and International Distributor Agreement with Golden Meditech. Under the terms of the agreement, Golden Meditech obtained the exclusive, subject to existing distributors and customers, rights to develop an installed base for our AXP System in specified countries. This includes the right to distribute AXP Disposable Blood Processing Sets and use the AXP System, and other accessories used for the processing of stem cells from cord blood. Golden Meditech has rights in the People’s Republic of China (excluding Hong Kong and Taiwan), India, Singapore, Indonesia, and the Philippines and may begin selling once relevant approval has been obtained in each respective country. Additionally, Golden Meditech is subject to certain annual minimum purchase commitments. The term of the agreement is for 5 years with one year renewal options by mutual agreement.

BioParadox LLC (“BioParadox”)

In October 2010, we entered into a License and Distribution Agreement with BioParadox. Under the terms of the agreement BioParadox obtained exclusive world-wide rights for the use, research and commercialization of the Res-Q technology in the production of PRP in the diagnosis, treatment and prevention of cardiovascular disease. The term of the agreement was to depend on the satisfaction by BioParadox of certain milestones, or the payment of extension fees. On December 22, 2015, we gave 30 days written notice to BioParadox, terminating the agreement effective January 21, 2016.

New York Blood Center (“NYBC”)/Pall Medical

In March 1997, we and NYBC, as licensors, entered into a license agreement with Pall Medical, a subsidiary of Pall Corporation, as a licensee through which Pall Medical became the exclusive worldwide manufacturer (excluding Japan) for a system of sterile, disposable bag sets developed by us and NYBC for the processing of hematopoietic stem cells sourced from umbilical cord blood. The system is designed to simplify and streamline the harvesting concentration, cryopreservation (freezing) and transfusion of cells while maintaining the highest stem cell population and viability from each cord blood donation. In May 1999, we and Pall Medical amended the original agreement such that we regained the rights to distribute the bag sets outside North America and Europe under our own name. In fiscal 2012, we signed an agreement with NYBC which provides for the equal sharing of royalties between the two parties through the remaining term of the licenses, or June 2016. Therefore, we will not be receiving royalties on these products after June 2016.

Employees

As of June 30, 2016, we had 89 employees, 46 of whom were employed in the U.S. and 43 of whom were employed in India. We also utilize temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppage.

Foreign Sales and Operations

See footnote 9 of our Notes to Consolidated Financial Statements for information on our sales and operations outside of the U.S.

Where you can Find More Information

We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information, including our proxy statement, with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, by calling the SEC at 1-800-732-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, we will make copies available to the public free of charge through its website, www.cescatherapeutics.com. The information on its website is not incorporated into, and is not part of, this annual report.

ITEM 1A.     RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

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

We May Be Unable to Obtain Marketing Approval from the FDA For Our SurgWerksTM System. At the end of May 2016, we submitted to the U.S. Food and Drug Administration (FDA) an Investigational Device Exemption (IDE) Supplement for a phase III pivotal trial related to our SurgWerksTM system for the treatment of late stage, no option, critical limb ischemia (CLI) patients, which proposed a change in the primary efficacy endpoint from Amputation Free Survival to Change in Transcutaneous Oxygen Pressure (TcPO2). Upon completion of its review of the IDE Supplement, the FDA approved the changes in our pivotal trial design as proposed in the IDE Supplement, including the use of Change in TcPO2 as the primary measure of efficacy. However, in its feedback, the FDA also indicated that regardless of the outcome of the study, it would require us to further validate TcPO2 as a surrogate for clinical outcome for the proposed indication prior to granting marketing approval (PMA). As a result of the FDA’s feedback, a successful outcome of the study will not, in and of itself, result in obtaining a PMA for the SurgWerksTM system. We may be unable to further validate TcPO2 as a surrogate for clinical outcome for the proposed indication necessary to obtain a PMA approval.

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

Our Controlling Stockholder Has Significant Influence Over Us Which Could Limit Your Ability to Influence the Outcome of Key Transactions, Including a Change of Control, and Could Negatively Impact the Market Price of Our Common Stock By Discouraging Third Party Investors. As of August 22, 2016, approximately 70% of our outstanding common stock is owned by Boyalife (Hong Kong) Limited and Boyalife Investment Inc. On a fully-diluted basis Boyalife (Hong Kong) Limited and Boyalife Investment Inc. collectively own 72% of our common stock based on the right to acquire an aggregate of 3,529,412 shares of our common stock upon exercise of outstanding warrants. We would receive $28 million upon the exercise of the warrants. In addition, pursuant to the terms of a Nomination and Voting Agreement we entered into with Boyalife (Hong Kong) Limited and Boyalife Investment Inc. in February 2016, Boyalife (Hong Kong) Limited and Boyalife Investment Inc. have the right to designate up to three of the seven members to our board of directors until such time as they collectively no longer hold at least 50% of our common stock.

Boyalife (Hong Kong) Limited is 100% owned by Yishu Li, the spouse of Dr. Xiachun Xu, a member of our board of directors. Boyalife Investment, Inc., is also controlled by Dr. Xu. As a result of their ownership and ability to designate up to three members of our board of directors, Boyalife (Hong Kong) Limited and Boyalife Investment Inc. (including Dr. Xu and his spouse Ms. Li) will be able to exercise significant influence over all matters affecting us, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on our stock price and ability to execute our strategic initiatives. They may have conflicts of interest and interests that are not aligned with those of other investors in all respects. As a result of the concentrated ownership of our common stock, a relatively small number of stockholders, acting together, are able to control all matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors.

We Have Received Proposals to Sell Our Cord Blood Banking Product Lines in the Past, and We May Receive Additional Proposals in the Future, Which If Accepted Would Result in the Loss of Significant Product Lines and Revenue Source. On June 23, 2016, we received from Boyalife Investment Inc. and Boyalife (Hong Kong) Limited, our controlling shareholders and affiliates of Dr. Xiachun Xu, one of our directors, a non-binding term sheet (the “Proposal”), relating to a proposed additional investment in Cesca, which also contemplated among other things the sale of our cord blood product lines to Boyalife Investment Inc., Boyalife (Hong Kong) Limited or one of their affiliates (the “Boyalife Affiliates”) at a cost equal to its annual revenue. The independent directors had reservations about a number of aspects of the Proposal, and the Proposal expired by its terms on June 30, 2016. The Boyalife Affiliates may submit additional proposals to acquire our cord blood product lines in the future on similar or different terms as to those set forth in the original Proposal. Any proposal for the acquisition of our cord banking product lines by the Boyalife Affiliates or any other third party will need to be evaluated by our board of directors at the time such proposal is received based on the condition, financial and otherwise, of Cesca at the time such proposal is received. We cannot assure what terms and conditions would be acceptable to our board of directors with respect to the receipt of any future proposal to acquire our cord blood banking product lines, nor whether, based upon the then existing condition of Cesca, whether the prior Proposal would have been superior to what the board of directors may ultimately approve. Additionally, in the event the board of directors receives a proposal from a third party to acquire its cord blood banking product lines that it determines is superior to the Proposal or a subsequent competing proposal from the Boyalife Affiliates, the Boyalife Affiliates may use their significant control over us as our controlling shareholder to prevent the sale of our cord blood banking business unit to such third party. In any event, the sale or our cord blood banking product lines, if any and regardless of the terms, would result in the loss of a significant revenue source and operations.

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

We Intend To Rely On Third Parties For Certain Functions In Conducting Clinical Trials Of Our Product Candidates. We intend to rely on third parties for certain clinical trial activities of its products.  In this regard, we have an agreement with Fortis Healthcare Limited, a hospital chain networked throughout India and Asia, for contract clinical trial services programs among other services. The agreement expires in August 2017. Termination, or the non-renewal upon expiration, of this agreement could jeopardize or delay development of our products.

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

Our clinical therapy candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs that we expect to pursue.

We May Seek To Enter Into Collaborative Arrangements To Develop and Commercialize Products Which May Not Be Successful. We may seek to enter into collaborative arrangements to develop and commercialize some of our potential products both in North America and international markets.  There can be no assurance that we will be able to negotiate collaborative arrangements on favorable terms or at all or that current or future collaborative arrangements will be successful.

A Significant Portion of Revenue is Derived from Customers Outside the United States. We may Lose Revenues, Market Share, and Profits due to Exchange Rate Fluctuations and Political and Economic Changes Related to its Foreign Business. In the year ended June 30, 2016, sales to customers outside the U.S. comprised approximately 57% of revenues. This compares to 47% in fiscal 2015. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial position and results.

The Loss of a Significant Distributor or End User Customer may Adversely Affect Financial Condition and Results of Operations. Revenues from two significant distributors/customers comprised 44% of revenues for the year ended June 30, 2016. The loss of a large end user customer or distributor may decrease revenues.

We may be Exposed to Liabilities under the Foreign Corrupt Practices Act and any Determination that we Violated these Laws could have a Material Adverse Effect on our Business. We are subject to the Foreign Corrupt Practices Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

Risks Related to Our Operations

Our Ability to Conduct a CLIRST III Clinical Trial Is Substantially Dependent on Our Ability to Secure Additional Funding and There Are No Assurances That Such Funding will Materialize. Although a portion of the net proceeds we received from the February 2016 and August 2016 financings is expected to be used to fund our ongoing operations and CLIRST III trial, these proceeds will not be sufficient, and we will need to raise additional funding. We cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

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

We may be Subject to Claims that our Products or Processes Infringe the Intellectual Property Rights of Others, which may Cause us to Pay Unexpected Litigation Costs or Damages, Modify our Products or Processes or Prevent us from Selling our Products. Although it is our intention to avoid infringing or otherwise violating the intellectual property rights of others, third parties may nevertheless claim that our processes and products infringe their intellectual property and other rights. Our strategies of capitalizing on growing international demand as well as developing new innovative products across multiple business lines present similar infringement claim risks both internationally and in the U.S. as we expand the scope of our product offerings and markets. We compete with other companies for contracts in some small or specialized industries, which increase the risk that the other companies will develop overlapping technologies leading to an increased possibility that infringement claims will arise. Whether or not these claims have merit, we may be subject to costly and time-consuming legal proceedings, and this could divert management’s attention from operating our business. In order to resolve such proceedings, we may need to obtain licenses from these third parties or substantially re-engineer or rename our products in order to avoid infringement. In addition, we might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer or rename our products successfully.

We Commercially, in Co-Branding with Fortis Healthcare, Bank and Store Private Cord Blood Stem Cells in our TotipotentRX GMP Facility. We could be Subject to Unexpected Litigation Costs or Damages for Loss of One or More Family Owned Units of Cord Blood or if one of the Cord Blood Units We Store Causes Bodily Injury. We face an inherent business risk of exposure to product liability claims if our products or product candidates are alleged or found to have caused injury, or cannot be used for some reason within our control and are found to result in injury or death. While we believe that our current liability insurance coverage is adequate for our present clinical and commercial activities we may not be able to maintain insurance on acceptable terms or at all. If we are unable to obtain insurance or any claims against us substantially exceed our coverage, then our business could be adversely impacted.

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

Our Revenues and Operating Results may be Adversely Affected as a Result of our Required Compliance with the Adopted EU Directive on the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, as well as other Standards Around the World. A number of domestic and foreign jurisdictions seek to restrict the use of various substances, a number of which have been or are currently used in our products or processes. For example, the EU Restriction of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive now requires that certain substances, which may be found in certain products we have manufactured in the past, be removed from all electronics components. Other countries, such as China, have enacted or may enact laws or regulations similar to RoHS. Eliminating such substances from our manufacturing processes requires the expenditure of additional research and development funds to seek alternative substances for our products, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive. While we have implemented a compliance program to ensure our product offerings meet these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts. Therefore, we have focused our compliance efforts on those products and geographical areas in which we have the highest revenue potential. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputation damage, penalties and other sanctions, any of which could harm our business and operating results.

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

Dependence on Suppliers for Disposable Products and Custom Components May Impact the Production Schedule. We obtain certain disposable products and custom components from a limited number of suppliers. If the supplier raises the price or discontinues production, we may have to find another qualified supplier to provide the item or re-engineer the item. In the event that it becomes necessary for us to find another supplier, we would first be required to qualify the quality assurance systems and product quality of that alternative supplier. Any operational issues with re-engineering or the alternative qualified supplier may impact the production schedule, therefore delaying revenues, and this may cause the cost of disposables or key components to increase.

Failure to Meet the Financial Covenant in our Technology License and Escrow Agreement could Decrease our AXP Revenues. Under our license and escrow agreement with Cord Blood Registry (“CBR”) if we fail to meet the financial covenant of cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000 must be maintained, they may take possession of the escrowed intellectual property and initiate manufacturing of the applicable device and disposables. If this were to occur, our revenues would be negatively impacted. In order to remain compliant we may have to do additional financings or provide consideration to the counter party to modify the obligations.

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

Failure to Maintain and/or Upgrade Our Information Technology Systems May Have an Adverse Effect on Our Operations. We rely on various information technology systems to manage our operations, and we evaluate these systems against our current and expected requirements. Although we have no current plans to implement modifications or upgrades to our systems, we will eventually be required to make changes to legacy systems and acquire new systems with new functionality. Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

Risks Related to Our Industry

Our Business is Heavily Regulated, Resulting in Increased Costs of Operations and Delays in Product Sales. Many of our products require FDA approval or clearance to sell in the U.S. and will require approvals from comparable agencies to sell in foreign countries. These authorizations may limit the U.S. or foreign markets in which our products may be sold. Further, our products must be manufactured under requirements of our quality system for continued CE-Marking so they can continue to be marketed and sold in Europe. These requirements are similar to the QSR of both the FDA and California Department of Public Health. Failure to comply with or incorrectly interpret these quality system requirements and regulations may subject us to delays in production while we correct deficiencies found by the FDA, the State of California, or our notifying body as a result of any audit of our quality system. If we are found to be out of compliance, we could receive a Warning Letter or an untitled letter from the FDA or even be temporarily shut down in manufacturing and product sales while the non-conformances are rectified. Also, we may have to recall products and temporarily cease their manufacture and distribution, which would increase our costs and reduce our revenues. The FDA may also invalidate our PMA or 510(k) if appropriate regulations relative to the PMA or 510(k) product are not met. The notified bodies may elect to not renew CE-Mark certification. Any of these events would negatively impact our revenues and costs of operations.

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

Product Liability and Uninsured Risks May Adversely Affect the Continuing Operations. We operate in an industry susceptible to significant product liability claims. We may be liable if any of our products cause injury, illness, or death. These claims may be brought by individuals seeking relief or by groups seeking to represent a class. We also may be required to recall certain of our products should they become damaged or if they are defective. We are not aware of any material product liability claims against us. However, product liability claims may be asserted against us in the future based on events we are not aware of at the present time. We maintain a product liability policy and a general liability policy that includes product liability coverage. However, a product liability claim against us could have a material adverse effect on our business or future financial condition.

We Commercially Process Stem Cells under a Physician’s Order for use in Clinical Applications in India. Our GMP laboratory within Fortis Memorial Research Institute in Gurgaon, India, processes stem cells for certain uses under a physician’s order, and we charge for these services. This service is primarily focused on our growing initiative in bone marrow transplant. We could face product or service liability claim(s) for a bodily injury asserted by a claimant as a result from our GMP services. We mitigate our risks by adhering to international standards, maintain international certification by BSI to GMP, are U.S FDA registered for such activities and are inspected by the Drugs Controller General of India. We believe our global liability insurance is sufficient to cover claims, but in the event it is not it could materially impact our financial health.

Risks Related to Operating Results and Financial Markets

We Have Incurred Net Losses and Losses will Continue. We have not been profitable for a significant period. For the fiscal years ended June 30, 2016 and 2015, we had a net loss of $18,588 and $14,852 respectively and an accumulated deficit at June 30, 2016, of $156,262. We will continue to incur significant costs as we develop and market our current products and related applications. Although we are executing our business plan to develop, market and launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales or threaten our ability to continue as a going concern in future years.

We Will Need to Raise Additional Capital to Fund our Operations and in Furtherance of Our Business Plan. We will need to raise additional capital in the near future to fund our future operations and in furtherance of our business plan, including progression of the CLI and Acute Myocardial Infarction Rapid Stem Cell Therapy (“AMIRST”) clinical trials and development of other new products. The proposed financing may include shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, debt securities, units consisting of the forgoing securities, equity investments from strategic development partners or some combination of each. Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to our stockholders, and such dilution may be significant based upon the size of such financing. Additionally, we cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

Our Future Financial Results Could be Adversely Impacted by Asset Impairment Charges. We are required to test both goodwill and intangible assets for impairment on an annual basis. We have chosen to perform our annual impairment reviews of goodwill and other intangible assets during the fourth quarter of each fiscal year. We also are required to test for impairment between annual tests if events occur or circumstances change that would more likely than not reduces our fair value below book value. These events or circumstances could include results of our on-going clinical trials, activities and results of our competitor’s clinical trials, a significant change in the regulatory climate, legal factors, operating performance indicators, or other factors. If the fair market value is less than the book value, we could be required to record an impairment charge. The valuation requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows.

As of June 30, 2016 we have a goodwill balance of $13,195 and a net intangible assets balance of $20,821, out of total assets of $49,899. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

We may Incur Significant Non-operating, Non-cash Charges Resulting from Changes in the Fair Value of Warrants. Our Series A warrants are a derivative instrument; as such they have been recorded at their respective relative fair values at the issuance date and will be recorded at their respective fair values at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge at each reporting date. The impact of these non-operating, non-cash charges could have an adverse effect on the Company’s financial results. The fair value of the warrants is tied in large part to our stock price. If the stock price increases between reporting periods, the warrants become more valuable. As such, there is no way to forecast what the non-operating, non-cash charges will be in the future or what the future impact will be on our financial statements.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease a facility with approximately 28,000 square feet of space located in Rancho Cordova, California. The facility is devoted to warehouse space, manufacturing of products, office space, a biologics lab, and a research and development lab. The lease expires May 31, 2019.

We also sub-lease approximately 7,819 square feet for an office and research facility located in Emeryville, California. The sub-lease originally expired April 30, 2020, however, we have entered into an amendment in August 2016 and the sub-lease now expires September 30, 2016.

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

Effective June 1, 2015, Cesca, Harvest Technologies Corp. (Harvest) and Celling signed an agreement settling the complaint Harvest filed on October 24, 2012 against the Company and the counter complaint Cesca and Celling asserted against Harvest. In the settlement agreement, we agreed to an immaterial settlement payment, which was accrued during the quarter ended March 31, 2015. The Company and Celling also agreed not to make, sell, import or license the Res-Q product in the United States after May 31, 2016.

On September 9, 2014, we filed a complaint against SynGen Inc., PHC Medical Inc., Philip Coelho and others (the Defendants) in the case captioned as Cesca Therapeutics, Inc. v. SynGen, Inc., et al, United States District Court, Eastern District of California, Case No. 2:14-cv-02085-GEB-KJN. In the complaint, we contend that SynGens’ product the SynGenX-1000 and the patent application entitled “System for Purifying Certain Cell Populations in Blood or Bone Marrow by Depleting Others” were developed using our confidential information and that we are the equitable owner. The complaint is based on misappropriation of trade secrets, breach of contract and other claims. Mediation has failed to result in a mutually agreeable settlement of the case and we have therefore entered the discovery phase in order to further press our claim.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, $0.001 par value, is listed on the NASDAQ Capital Market under the symbol KOOL. The following table sets forth the range of high and low closing bid prices for our common stock for the past two fiscal years as reported on the NASDAQ Capital Market.

Fiscal 2016	High	Low	Fiscal 2015	High	Low

First Quarter (Sep. 30)	$16.44	$10.60	First Quarter (Sep. 30)	$28.40	$23.40
Second Quarter (Dec. 31)	$12.40	$3.64	Second Quarter (Dec. 31)	$25.80	$20.00
Third Quarter (Mar. 31)	$6.20	$2.12	Third Quarter (Mar. 31)	$22.00	$15.80
Fourth Quarter (June 30)	$4.01	$1.91	Fourth Quarter (June 30)	$19.80	$15.20

We have not paid cash dividends on our common stock and do not intend to pay a cash dividend in the foreseeable future. There were approximately 216 stockholders of record on June 30, 2016 (not including street name holders).

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in thousands, except share and per share amounts)

Certain statements contained in this section and other parts of this annual report on Form 10-K which are not historical facts are forward looking statements and are subject to certain risks and uncertainties. Our actual results may differ significantly from the projected results discussed in the forward looking statements. Factors that might affect actual results include, but are not limited to, those discussed in ITEM 1A “RISK FACTORS” and other factors identified from time to time in our reports filed with the SEC. The following discussion should be read in conjunction with our consolidated financial statements contained in this report.

Overview

We develop and market integrated cellular therapies and delivery systems that advance the safe and effective practice of regenerative medicine. We are a leader in the development and manufacture of automated blood and bone marrow processing systems that enable the separation, processing and preservation of cell and tissue therapy products. We were founded in 1986 and are headquartered in Rancho Cordova, California. Our strategy is to continue to enhance the performance and competitiveness of our flagship product lines in the cord blood banking arena while expanding into significant new growth opportunity areas in point of care therapeutics. We are developing a number of offerings for the delivery of autologous cell therapies that address significant unmet medical needs and expect to partner with other pioneers in the stem cell arena to accelerate clinical evaluations, expedite regulatory approvals and penetrate the market.

In September 2015, we undertook a restructuring initiative to reduce the costs associated with our traditional cord blood banking products. The restructuring resulted in a reduction of approximately 15 positions in various functions. This action, combined with the elimination of a number of open positions that were not back-filled, has reduced annual operating costs primarily related to cord blood banking products by approximately $3.3 million.

On March 4, 2016, the Company effected a one (1) for twenty (20) reverse split of its issued and outstanding common stock. There were no changes to its authorized number of shares of common stock of 350,000,000. All historical share amounts disclosed herein have been retroactively recast to reflect the reverse split and subsequent share exchange.

Stem Cell Therapies

We have nine cell therapies at various stages of clinical development, all but one with human data. These include critical limb ischemia (CLI), acute myocardial infarction (AMI), non-healing ulcers, ischemic stroke, spinal fusion, osteoarthritis, non-union fractures and avascular necrosis. We also have an active bone marrow transplantation (BMT) program. The current emphasis is in three particular areas, as follows:

●

Critical Limb Ischemia (CLI) – We received FDA approval on June 12, 2015 for an Investigational Device Exemption (“IDE”) for our pivotal clinical trial (the “CLIRST III” study) to evaluate our SurgWerks™- CLI System for the treatment of patients with late-stage, no option, critical limb ischemia. CLI is the last progressive phase of peripheral artery disease, where the leg is so deprived of blood flow and oxygen, that it has visible signs of gangrenous ulceration. We have supported or completed two prior feasibility studies in CLI, one delivering a Cesca platform prepared autologous bone marrow cell dose into the afflicted leg artery of 13 human subjects and the other delivering a similar Cesca platform produced cell dose into the afflicted limb muscles of 17 human subjects. We submitted an IDE supplement in May 2016 which proposed a change in the primary efficacy endpoint from Amputation Free Survival to Change in Transcutaneous Oxygen Pressure (TcPO2). Subsequently, the FDA approved commencement of the Phase III pivotal trial as amended, but requires additional validation of TcPO2 as a surrogate to support subsequent PMA approval. We are currently engaged in an active dialog with the FDA regarding our options to move forward with this trial.

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

●

Bone Marrow Transplant (BMT) – We have two initiatives within our BMT program: development of the CellWerks™ technology platform for clinical and intra-laboratory use, and the delivery of BMT laboratory services through the our TotipotentRX subsidiary in India. The CellWerks Platform is designed for optimal laboratory preparation of hematopoietic stem cells used in BMT and bio-banking. The technology platform includes a “smart vision” control module, a corresponding disposable for processing blood and bone marrow sourced tissue and sample tracking software enabling GMP compliance. Cell analytics for laboratory and point of care use are under development and will complete the CellWerks offering. TotipotentRX laboratory services, a collaboration with Fortis Healthcare, are aimed at serving the Indian clinical market for cell therapy under good tissue practices compliance.

Products

Our product offerings include:

●

The SurgWerks™ System (in development) - a proprietary system comprised of the SurgWerks Processing Platform, including devices and analytics, and indication-specific SurgWerks Procedure Kits for use in regenerative stem cell therapy at the point of care for vascular and orthopedic diseases.

●	The CellWerks™ System (in development) - a proprietary cell processing system with associated analytics for intra-laboratory preparation of adult stem cells from bone marrow or blood.
●	The AutoXpress® System (AXP®) - a proprietary automated device and companion sterile disposable for concentrating hematopoietic stem cells from cord blood.
●	The MarrowXpress™ System (MXP™) - a derivative product of the AXP and its accompanying sterile disposable for the isolation and concentration of hematopoietic stem cells from bone marrow.
●	The BioArchive® System - an automated cryogenic device used by cord blood banks for the cryopreservation and storage of cord blood stem cell concentrate for future use.
●	Manual Disposables - bag sets for use in the processing and cryogenic storage of cord blood.

Results of Operations

The following is Management’s discussion and analysis of certain significant factors which have affected our financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

Results of Operations for the Fiscal Year Ended June 30, 2016 versus the Fiscal Year Ended June 30, 2015

Net Revenues

Net revenues for 2016 were $11,929 compared to $16,042 for 2015, a decrease of $4,113. Primary contributors to the decline were BioArchive devices as we shipped ten fewer devices during the year ended June 30, 2016 versus the year ended June 30, 2015, and Res-Q as a result of reduced purchase from our largest distributor following our decision to withdraw the product from the United States market. The decision to withdraw Res-Q from the United States market was made in 2015 in accordance with a settlement agreement reached with Harvest Technologies Corp. related to a long-standing intellectual property dispute.

The following represents our revenues by product platform for the years ended:

	June 30, 2016	June 30, 2015
AXP	$6,932	$6,612
BioArchive	2,465	4,241
Manual Disposables	1,507	1,810
Bone Marrow (including Res-Q)	459	2,621
Other	566	758
	$11,929	$16,042

Gross Profit

Gross profit was $2,744 or 23% of revenues for 2016 compared to $4,749 or 30% of revenues for 2015. Our gross profit declined primarily due to changes in the mix of products sold and increases in inventory reserves primarily associated with the BioArchive product line. We expect gross margin to return to normal levels in fiscal 2017.

Sales and Marketing Expenses

Sales and Marketing expenses include costs primarily associated with generating revenues from the sale of cord blood and bone marrow disposables and BioArchive devices.

Sales and Marketing expenses were $2,148 for 2016, compared to $2,974 for 2015, a decrease of $826. The decrease was primarily due to lower personnel costs as a result of our September 2015 restructuring initiative, lower medical device excise taxes and reduction in travel expenses.

Research and Development Expenses

Research and development expenses include costs associated with our engineering, regulatory, scientific and clinical functions.

Research and development expenses for 2016, were $3,230 compared to $5,939 for 2015, a decrease of $2,709 or 46%. The decrease was primarily due to lower personnel costs driven by our September 2015 restructuring initiative and reduced spending associated with deferral of planned activities in our CLI program. Research and development expenses are expected to increase when we initiate the CLIRST III clinical trial.

General and Administrative Expenses

General and administrative expenses include costs associated with our accounting, finance, human resources, information system and executive functions.

General and administrative expenses were $8,231 for 2016, compared to $10,695 for 2015, a decrease of $2,464 or 23%. The decrease was primarily due to a reduction in legal expenses of approximately $2,500 related to the settlement of certain patent litigation cases in fiscal 2015.

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

	2016	2015
Loss from operations	$(10,865)	$(14,859)

Add:
Depreciation and amortization	1,168	1,351
Stock-based compensation expense	742	1,247
Impairment of intangible asset	--	117
Adjusted EBITDA	$(8,955)	$(12,144)

Adjusted EBITDA

Our adjusted EBITDA loss was $8,955 for 2016, compared to $12,144 for 2015. The reduction in the adjusted EBITDA loss was due primarily to savings realized from our September 2015 restructuring, lower legal expenses due to the settlement of certain patent litigation cases in 2015 and deferral of the start of the CLIRST III trial.

Liquidity and Capital Resources

At June 30, 2016, we had cash and cash equivalents of $5,835 and working capital of $7,301. This compared to cash and cash equivalents of $3,357 and working capital of $5,305 at June 30, 2015. We have primarily financed operations through private and public placement of equity and convertible debt securities.

Our net cash used in operating activities for the year ended June 30, 2016 was $9,625 compared to $10,649 for the year ended June 30, 2015. The decrease was primarily due to savings realized from our September 2015 restructuring, the settlement of certain patent litigation cases and deferral of the start of the CLIRST III trial.

In February 2016 in exchange for aggregate proceeds of $15 million, the Company sold and issued to Boyalife Investment Inc. and Boyalife (Hong Kong) Limited (i) 735,294 shares of common stock at a purchase price of $3.40 per share (the “Stock Price”) for gross proceeds of $2.5 million, (ii) Secured Convertible Debentures for $12.5 million (the “Debentures”) convertible into 3,676,471 shares of common stock and (iii) warrants to purchase 3,529,412 additional shares of common stock at an exercise price of $8.00 per share for a period of five years.

On August 31, 2015, the Company sold senior secured convertible debentures in a financing to raise up to $15,000 (“Thirty-Year Debentures”), Series A warrants to purchase up to 1,102,942 shares of the Company’s common stock at an exercise price equal to $13.60 per share for a period of five and one-half years (“Series A warrants”) and Series B warrants to purchase up to 606,618 shares of the Company’s common stock at an exercise price equal to $13.60 per share for a period of eighteen months (“Series B warrants”). At the initial closing on August 31, 2015, the Company received gross proceeds of $5,500 and 404,412 Series A warrants vested and 222,427 Series B warrants vested. The second closing for up to an additional $9,500 was dependent on a number of items including receipt by the Company of approval from the California Institute for Regenerative Medicine (“CIRM”) for a grant in the amount of $10,000, to support the Company’s pivotal trial for CLIRST III. The Company applied for the CIRM grant in August 2015. However, the Company withdrew its application for the CIRM grant.

In connection with the February 2016 financing transaction described above, the Company concurrently entered into a Consent, Repayment and Release Agreement, pursuant to which the Company repaid the Thirty-Year Debentures and all related interest and liquidated damages. Upon the Company’s payment of $7.5 million, the Thirty-Year Debentures were deemed repaid in full and cancelled, all liquidated damages due and payable were deemed paid and satisfied in full, the registration rights agreement was terminated and the exercise price of the Series A warrants was changed from $13.60 to $8.00.

On August 3, 2016, the Company sold 600,000 shares of common stock at a price of $4.10 per share.

The net proceeds to the Company from the sale and issuance of the shares, after deducting the estimated offering expenses borne by the Company are expected to be approximately $2.2 million.

On August 22, 2016, the Company elected to convert all outstanding principal and interest accrued and otherwise payable under the Debentures. Upon conversion, 6,102,941 shares of common stock were issued and the Debentures and all security interest and liens were terminated.

Based upon our cash balance, the August 2016 financing, historical trends, expected outflows and projections for revenues, management believes we will have sufficient cash to provide for our projected needs to maintain operations and working capital requirements for at least the next 12 months from the date of filing this annual report. We will need additional funding to support our phase III Critical Limb Ischemia (CLIRST III) trial. As such, management has been exploring additional funding sources including strategic partner relationships.

Our ability to fund our longer-term cash needs is subject to various risks, many of which are beyond our control. Should we require additional funding, we may need to raise the required additional funds through bank borrowings or public or private sales of debt or equity securities. We cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to us, if at all (see Part I Item 1A – Risk Factors).

We generally do not require extensive capital equipment to produce or sell our current cord blood banking products. In fiscal 2016 and 2015, we spent $710 and $587, respectively, primarily for tooling at a contract manufacturer and equipment to be used in our SurgWerksTM development program.

At June 30, 2016, we had three distributors/customers that accounted for 57% of accounts receivable. At June 30, 2015, we had four distributors that accounted for 64% of accounts receivable.

Revenues from one distributor totaled $2,797 or 23% and $2,358 or 15% of net revenues for the years ended June 30, 2016 and 2015, respectively. Revenues from a customer totaled $2,475 or 21% and $2,549 or 16% for the years ended June 30, 2016 and 2015, respectively. Revenues from another distributor totaled $2,303 or 14% of net revenues for the year ended June 30, 2015.

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

The carrying amounts of these assets are periodically reviewed for impairment (at least annually) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. According to ASC 350, Intangibles-Goodwill and Other, for goodwill and indefinite-lived intangible assets, we can opt to perform a qualitative assessment or a quantitative assessment; however, if the qualitative assessment determines that it is more likely than not (i.e., a likelihood of more than 50 percent) the fair value is less than the carrying amount, a quantitative assessment must be performed. If the quantitative assessment determines that the fair value is less than the carrying amount, an impairment loss equal to the difference would be recorded.

Revenue Recognition

Revenues from the sale of our products are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured. We generally ship products F.O.B. shipping point. There is no conditional evaluation on any product sold and recognized as revenue. Amounts billed in excess of revenue recognized are recorded as deferred revenue on the consolidated balance sheet.

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

Revenue arrangements with multiple deliverables are divided into units of accounting if certain criteria are met, including whether the deliverable item(s) has (have) value to the customer on a stand-alone basis. Revenue for each unit of accounting is recognized as the unit of accounting is delivered. Arrangement consideration is allocated to each unit of accounting based upon the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Estimated selling prices are determined using Vendor Specific Objective Evidence (VSOE), when available, or an estimate of selling price when VSOE is not available for a given unit of accounting. Significant inputs for the estimates of the selling price of separate units of accounting include market and pricing trends and a customer’s geographic location. We account for training and installation, and service agreements and the collection, processing and testing of the umbilical cord blood and the storage as separate units of accounting.

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

Stock-Based Compensation

We use the Black-Scholes-Merton option-pricing formula in determining the fair value of our options at the grant date and apply judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option. Our estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. If any of the key assumptions change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period. The compensation expense is then amortized over the vesting period.

Income Taxes

Our estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities reflect our assessment of future tax consequences of transactions that have been reflected in the financial statements or tax returns for each taxing jurisdiction in which we operate.  We base our provision for income taxes on our current period results of operations, changes in deferred income tax assets and liabilities, income tax rates, and changes in estimates of uncertain tax positions in the jurisdictions in which we operate.  We recognize deferred tax assets and liabilities when there are temporary differences between the financial reporting basis and tax basis of assets and liabilities and for the expected benefits of using net operating loss and tax credit loss carryforwards.  We establish valuation allowances when necessary to reduce the carrying amount of deferred income tax assets to the amounts that we believe are more likely than not to be realized. We evaluate the need to retain all or a portion of the valuation allowance on recorded deferred tax assets.  When a change in the tax rate or tax law has an impact on deferred taxes, we apply the change based on the years in which the temporary differences are expected to reverse.  As we operate in more than one state, changes in the state apportionment factors, based on operational results, may affect future effective tax rates and the value of recorded deferred tax assets and liabilities.  We record a change in tax rates in the consolidated financial statements in the period of enactment.

Income tax consequences that arise in connection with a business combination include identifying the tax basis of assets and liabilities acquired and any contingencies associated with uncertain tax positions assumed or resulting from the business combination.  Deferred tax assets and liabilities related to temporary differences of an acquired entity are recorded as of the date of the business combination and are based on our estimate of the appropriate tax basis that will be accepted by the various taxing authorities and its determination as to whether any of the acquired deferred tax liabilities could be a source of taxable income to realize our pre-existing deferred tax assets.

Inventory Valuation

We state inventories at lower of cost or market value determined on a first-in, first-out basis. We provide write-downs of inventory when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes, which it includes as a component of cost of revenues. Additionally, we provide valuation allowances for excess and slow-moving inventory on hand that are not expected to be sold to reduce the carrying amount of slow-moving inventory to its estimated net realizable value. The valuation allowances are based upon estimates about future demand from our customers and distributors and market conditions. Because some of our products are highly dependent on government and third-party funding, current customer use and validation, and completion of regulatory and field trials, there is a risk that we will forecast incorrectly and purchase or produce excess inventories. As a result, actual demand may differ from forecasts and we may be required to record additional inventory valuation allowances that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when those products are sold.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability could have a material impact on our financial position, cash flows or results of operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

We have audited the accompanying consolidated balance sheets of Cesca Therapeutics Inc. and Subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cesca Therapeutics Inc. and Subsidiaries, as of June 30, 2016 and 2015 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

September 20, 2016

Cesca Therapeutics Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,835	$3,357
Accounts receivable, net of allowance for doubtful accounts of $49 ($46 at June 30, 2015)	3,169	5,133
Inventories, net of reserves of $1,437 ($874 at June 30, 2015)	3,593	4,598
Prepaid expenses and other current assets	246	163
Total current assets	12,843	13,251

Equipment at cost less accumulated depreciation	2,962	2,937
Goodwill	13,195	13,195
Intangible assets, net	20,821	21,295
Other assets	78	79
Total assets	$49,899	$50,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,648	$5,079
Accrued payroll and related expenses	449	705
Deferred revenue	783	635
Other current liabilities	1,662	1,527
Total current liabilities	5,542	7,946

Noncurrent deferred tax liability	7,641	7,641
Derivative obligations	670	--
Convertible debentures, net	2,489	--
Other noncurrent liabilities	1,284	268
Total liabilities	17,626	15,855

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding at June 30, 2016 and 2015	--	--

Common stock, $0.001 par value; 350,000,000 shares authorized; 3,010,687 issued and outstanding (2,027,386 at June 30, 2015)	3	2
Paid in capital in excess of par	188,569	172,579
Accumulated deficit	(156,262)	(137,674)
Accumulated other comprehensive loss	(37)	(5)

Total stockholders’ equity	32,273	34,902

Total liabilities and stockholders’ equity	$49,899	$50,757

See accompanying notes.

Cesca Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive loss

(in thousands, except share and per share amounts)

Years ended June 30
	2016	2015
Net revenues	$11,929	$16,042
Cost of revenues	9,185	11,293
Gross profit	2,744	4,749

Expenses:
Sales and marketing	2,148	2,974
Research and development	3,230	5,939
General and administrative	8,231	10,695
Total operating expenses	13,609	19,608
Loss from operations	(10,865)	(14,859)

Other income (expense):
Amortization of debt discount	(6,127)	--
Fair value change of derivative instruments	3,395	--
Interest expense	(1,864)	(14)
Registration rights liquidated damages	(1,100)	--
Loss on cashless exercise of warrants	(1,039)	--
Loss on extinguishment of debt	(795)	--
Loss on modification of Series A warrants	(149)	--
Other income and (expenses)	(44)	21
Total other income (expense)	(7,723)	7

Net loss	$(18,588)	$(14,852)

COMPREHENSIVE LOSS
Net loss	$(18,588)	$(14,852)
Other comprehensive income:
Foreign currency translation adjustments	(32)	(63)
Comprehensive loss	$(18,620)	$(14,915)

Per share data:
Basic and diluted net loss per common share	$(7.57)	$(7.36)

Weighted average common shares outstanding – Basic and diluted	2,455,548	2,017,597

See accompanying notes.

Cesca Therapeutics Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share amounts)

	Common Stock		Paid in capital in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	excess of par	deficit	(loss) income	equity
Balance at June 30, 2014	2,012,326	$2	$171,460	$(122,822)	$58	$48,698

Issuance of common shares and compensation related to restricted common stock awards, net of stock surrenders	12,801	--	414	--	--	414

Stock-based compensation expense	--	--	660	--	--	660

Common stock issued to directors in lieu of cash compensation	2,259	--	45	--	--	45
Foreign currency translation	--	--	--	--	(63)	(63)
Net loss	--	--	--	(14,852)	--	(14,852)
Balance at June 30, 2015	2,027,386	2	172,579	(137,674)	(5)	34,902

Stock-based compensation expense, net of stock surrenders	11,577	--	710	--	--	710

Discount due to beneficial conversion features	--	--	7,262	--	--	7,262

Discount due to warrants	--	--	4,434	--	--	4,434

Issuance of common shares and warrants in financing	735,294	1	2,463	--	--	2,464

Issuance of common shares for exercise of Series B warrants	231,710	--	1,097	--	--	1,097

Common stock issued to directors in lieu of cash compensation	4,720	--	24	--	--	24

Foreign currency translation	--	--	--	--	(32)	(32)

Net loss	--	--	--	(18,588)	--	(18,588)

Balance at June 30, 2016	3,010,687	$3	$188,569	$(156,262)	$(37)	$32,273

See accompanying notes.

Cesca Therapeutics Inc.

Consolidated Statements of Cash Flows

(amounts in thousands, except share and per share amounts)

	Years ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(18,588)	$(14,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,168	1,351
Stock-based compensation expense	742	1,247
Reserve for excess and slow-moving inventories	566	162
Amortization of debt discount	6,127	--
Amortization of debt issue costs	800	--
Change in fair value of derivative	(3,395)	--
Non-cash accrued interest	1,031
Loss on cashless exercise of warrants	1,039	--
Loss on extinguishment of debt	795	--
Loss on modification of Series A warrants	149	--
Impairment of intangible asset	--	117
Net changes in operating assets and liabilities:
Accounts receivable	1,956	(459)
Inventories, Net	375	254
Prepaid other assets	(86)	54
Accounts payable	(2,420)	1,410
Accrued payroll and related expenses	(256)	105
Deferred revenue	148	(3)
Other current liabilities	160	(76)
Other noncurrent liabilities	64	41
Net cash (used in) operating activities	(9,625)	(10,649)
Cash flows from investing activities:
Capital expenditures	(710)	(587)
Net cash (used in) investing activities	(710)	(587)
Cash flows from financing activities:
Gross proceeds from convertible debentures	18,000	--
Payment of financing cost – convertible debentures	(961)	--
Repayment of convertible debentures	(6,444)	--
Payment to extinguish derivative obligations	(159)	--
Payments on capital lease obligations	(67)	(60)
Proceeds from issuance of common stock, net	2,463	--
Repurchase of common stock	(8)	(129)
Net cash (used in) provided by financing activities	12,824	(189)
Effects of foreign currency rate changes on cash and cash equivalents	(11)	(29)
Net (decrease)increase in cash and cash equivalents	2,478	(11,454)
Cash and cash equivalents at beginning of year	3,357	14,811
Cash and cash equivalents at end of year	$5,835	$3,357
Supplemental non-cash financing and investing information:
Derivative obligation related to issuance of warrants	$4,282	$--
Reclassification of derivative liability to equity	$58	$--
Transfer of inventories to equipment	$18	$539
Equipment acquired by capital lease	$--	$208
Retirement of equipment	$1,109	$--

See accompanying notes.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except shares and per share amounts)

1.	Description of Business and Basis of Presentation

Organization and Basis of Presentation

Cesca Therapeutics Inc. (Cesca, the Company) develops and markets integrated cellular therapies and delivery systems that advance the safe and effective practice of regenerative medicine. Cesca is a leader in developing and manufacturing automated blood and bone marrow processing systems that enable the separation, processing and preservation of cell and tissue therapy products.

Reverse Stock Split

On March 4, 2016, the Company effected a one (1) for twenty (20) reverse split of its issued and outstanding common stock. There were no changes to its authorized number of shares of common stock of 350,000,000.

All historical share amounts disclosed herein have been retroactively recast to reflect the reverse split. No fractional shares were issued; fractional shares of common stock were rounded up to the nearest whole share.

Liquidity

On August 3, 2016, the Company sold 600,000 shares of common stock at a price of $4.10 per share.

The net proceeds to the Company from the sale and issuance of the shares, after deducting the estimated offering expenses borne by the Company are expected to be approximately $2.2 million.

On August 22, 2016, the Company elected to convert all outstanding principal and interest accrued and otherwise payable under the secured convertible debentures. Upon conversion, 6,102,941 shares of common stock were issued and the Debentures and all security interest and liens were terminated.

At June 30, 2016, the Company had cash and cash equivalents of $5,835 and working capital of $7,301. The Company has incurred recurring operating losses and as of June 30, 2016 had an accumulated deficit of $156,262. The Company has primarily financed operations to date through the sale of equity securities and the sale of certain non-core assets. In February 2016, the Company completed a financing transaction (“the Financing Transaction”) for gross proceeds of $15 million. Half, or $7.5 million, of the proceeds were used to pay the investors in the August 2015 financing to repay the convertible debentures, liquidated damages and interest. Net proceeds after the repayment and issue costs were $7.3 million. Based upon the Company’s cash balance, the August 2016 Financing, historical trends, expected outflows and projections for revenues, management believes it will have sufficient cash to provide for its projected needs to maintain operations and working capital requirements for at least the next 12 months from the date of filing this annual report.

The Company will need additional funding to support its phase III Critical Limb Ischemia (CLIRST III) trial. As such, management has been exploring additional funding sources including strategic partner relationships. The Company cannot assure that such funding will be available on a timely basis, in needed quantities, or on favorable terms, if at all.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

1.	Description of Business and Basis of Presentation (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Cesca Therapeutics Inc., and the Company’s wholly-owned subsidiaries, TotipotentRX Cell Therapy, Pvt. Ltd. and TotipotentSC Scientific Product Pvt. Ltd. All significant intercompany accounts and transactions have been eliminated upon consolidation.

2.	Summary of Significant Accounting Policies

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the allowance for doubtful accounts, slow-moving inventory reserves, depreciation, warranty costs, assumptions made in valuing equity instruments issued for services or acquisitions, deferred income taxes and related valuation allowance and the fair values of intangibles and goodwill. Actual results could materially differ from the estimates and assumptions used in the preparation of the Company’s consolidated financial statements. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying consolidated financial statements through the date of issuance.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is maintained in checking accounts, money market funds and certificates of deposits with reputable financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. The Company has cash and cash equivalents of $104 and $247 at June 30, 2016 and 2015, respectively in India. The Company has not experienced any realized losses on the Company’s deposits of cash and cash equivalents.

Foreign Currency Translation

The Company’s reporting currency is the US dollar. The functional currency of the Company’s subsidiaries in India is the Indian rupee (INR). Assets and liabilities are translated into US dollars at period end exchange rates. Revenue and expenses are translated at average rates of exchange prevailing during the periods presented. Cash flows are also translated at average exchange rates for the period, therefore, amounts reported on the consolidated statement of cash flows do not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Equity accounts other than retained earnings are translated at the historic exchange rate on the date of investment. A translation loss of $32 and $63 was recorded for the years ended June 30, 2016 and 2015, respectively, as a component of other comprehensive income.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

2.     Summary of Significant Accounting Policies (Continued)

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

For goodwill and indefinite-lived intangible assets (clinical protocols), the carrying amounts are periodically reviewed for impairment (at least annually) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. According to ASC 350, Intangibles-Goodwill and Other, the Company can opt to perform a qualitative assessment or a quantitative assessment; however, if the qualitative assessment determines that it is more likely than not (i.e., a likelihood of more than 50 percent) the fair value is less than the carrying amount, a quantitative assessment must be performed. If the quantitative assessment determines that the fair value is less than the carrying amount, an impairment loss equal to the difference would be recorded.

The Company performed a quantitative assessment as of April 1, 2016 and computed a fair value based on a combination of the income approach and market approach, which determined that the fair value exceeded the carrying amount. Accordingly, there was no impairment of goodwill or the indefinite-lived intangible assets.

For the definite-lived intangible assets, there were no facts or changes in circumstances that indicated the carrying value may not be recoverable. As such, no assessment was required and there was no impairment of these assets.

Fair Value of Financial Instruments

In accordance with ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the exit price, or the amount that would be received for the sale of an as set or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

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

Level 2: Other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

2.     Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

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

Inventories

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis. The Company writes-down to its estimated net realizable value when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes, which it includes as a component of cost of revenues. Additionally, the Company provides valuation allowances for excess and slow-moving inventory on hand that are not expected to be sold to reduce the carrying amount of slow-moving inventory to its estimated net realizable value. The valuation allowances are based upon estimates about future demand from its customers and distributors and market conditions. Because some of the Company’s products are highly dependent on government and third-party funding, current customer use and validation, and completion of regulatory and field trials, there is a risk that the Company will forecast incorrectly and purchase or produce excess inventories. As a result, actual demand may differ from forecasts and the Company may be required to record additional inventory valuation allowances that could adversely impact its gross margins. Conversely, favorable changes in demand could result in higher gross margins when those products are sold.

Equipment

Equipment consisting of office furniture, computer, machinery and equipment is recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation for office furniture, computer, machinery and equipment is computed under the straight-line method over the estimated useful lives. Leasehold improvements are amortized under the straight line method over their estimated useful lives or the remaining lease period, whichever is shorter.

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

Debt Discount

The Company amortizes debt discount over the life of the associated debt instrument, using the straight-line method which approximates the interest rate method. Such amortized cost is included with the other income (expense) in the accompanying consolidated statements of operations.

Derivative Financial Instruments

In connection with the sale of convertible debt and equity instruments, the Company may also issue freestanding warrants. If freestanding warrants are issued and accounted for as derivative instrument liabilities (rather than as equity), the proceeds are first allocated to the fair value of those instruments. The remaining proceeds, if any, are then allocated to the convertible instrument, usually resulting in that instrument being recorded at a discount from its face amount. Derivative financial instruments are initially measured at their fair value using a Binomial Lattice Valuation Model and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

Stock-Based Compensation

The Company has two stock-based compensation plans, which are described more fully in Note 8.

Valuation and Amortization Method – The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The formula does not include a discount for post-vesting restrictions, as we have not issued awards with such restrictions.

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

2.     Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

Expected Dividend – The Company has not declared dividends and does not anticipate declaring any dividends in the foreseeable future. Therefore, the Company uses a zero value for the expected dividend value factor to determine the fair value of options granted.

Risk-Free Interest Rate – The Company bases the risk-free interest rate used in the valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with the same expected term.

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

Acquired In-Process Research and Development

Acquired in-process research and development (“clinical protocols”) that the Company acquires through business combinations represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a determination as to the then useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization. The Company tests clinical protocols for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the clinical protocols intangible asset is less than its carrying amount. If the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the clinical protocol intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results. The Company conducted the fiscal 2016 annual impairment assessment as of April 1, 2016. As the fair value exceeded book value, the Company concluded there was no impairment of the subject clinical protocol.

Patent Costs

The costs incurred in connection with patent applications, in defending and maintaining intellectual property rights and litigation proceedings are expensed as incurred.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

2.     Summary of Significant Accounting Policies (Continued)

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

Income Taxes

The tax years 2012-2014 remain open to examination by the major taxing jurisdictions to which the Company is subject; however, there is no current examination. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. There were no unrecognized tax benefits during the periods presented.

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

2.     Summary of Significant Accounting Policies (Continued)

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at June 30:

	2016		2015
Common stock equivalents of convertible debentures	3,676,471		--
Vested Series A warrants	404,412		--
Unvested Series A warrants	698,529	(1)	--
Warrants – other	3,725,782		252,620
Stock options	104,378		147,609
Restricted stock awards	63,566		72,589
Total	8,673,138		472,818

(1)

      The unvested Series A warrants were subject to vesting based upon the amount of funds actually received by the Company in the second close of the August 2015 financing which never occurred. The warrants will remain outstanding but unvested until they expire in February 2021.

Reclassification

Certain account totals and other figures from prior year have been reclassified to conform to current period presentation.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2015-03, "Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. ASU 2015-03 is effective for the Company on January 1, 2016 and early adoption is permitted. The Company has decided to early adopt this standard. As a result, the debt issue costs of $160 at June 30, 2016 is a reduction to convertible debentures in the consolidated balance sheets. There were no corresponding debt issue costs in prior years.

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

2.     Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, “Statement of Cash Flows”. The amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. ASU 2016-12 is intended to clarify certain provisions in ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”. ASUC 2016-12 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The Company has not yet determined the effect that ASU 2016-12 will have on its results of operations, statement of financial position or financial statement disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company has not yet determined the effect that ASU 2016-09 will have on its results of operations, statement of financial position or financial statement disclosures.

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

2.     Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements (Continued)

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

In June 2014, FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in ASU 2014-12 apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

2.	Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements (Continued)

Entities may apply the amendments in ASU 2014-12 (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying ASU 2014-12 as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently reviewing the provisions of ASU 2014-12 to determine if there will be any impact on its results of operations, cash flows or financial condition.

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

3.     Intangible Assets

Intangible assets consist of the following based on the Company’s determination of the fair value of identifiable assets acquired:

	June 30, 2016
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	7	$29	$10	$19
Licenses	7	462	157	305
Customer relationships	3	424	335	89
Device registration	7	86	49	37
Covenants not to compete	5	955	454	501
Amortizable intangible assets		1,956	1,005	951
Clinical protocols		19,870	--	19,870
Total		$21,826	$1,005	$20,821

	June 30, 2015
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	7	$30	$6	$24
Licenses	7	490	96	394
Customer relationships	3	449	206	243
Device registration	7	92	20	72
Covenants not to compete	5	955	263	692
Amortizable intangible assets		2,016	591	1,425
Clinical protocols		19,870	--	19,870
Total		$21,886	$591	$21,295

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

3.     Intangible Assets (Continued)

The change in the gross carrying amount is due to foreign currency exchange fluctuations. Amortization of intangible assets was $438 and $458 for the years ended June 30, 2016 and 2015. Clinical protocols have not yet been introduced to the market place and are therefore not yet subject to amortization. The Company’s estimated future amortization expense for subsequent years are as follows:

Year Ended June 30,

2017	$358
2018	269
2019	197
2020	78
2021	49
Total	$951

4.     Equipment

Equipment consisted of the following at June 30:

	2016	2015	Estimated Useful Life (in years)
Machinery and equipment	$6,604	$5,895	2.5	-	10
Computer and software	397	897	2	-	5
Office equipment	260	741	5	-	10
Leasehold improvements	149	339	Shorter of 5 years or remaining lease term
	7,410	7,872
Less accumulated depreciation and amortization	(4,448)	(4,935)
	$2,962	$2,937

Depreciation and amortization expense for the years ended June 30, 2016 and 2015 was $630 and $850, respectively.

5.     Convertible Debentures

Convertible debentures consist of the following as of June 30, 2016:

Convertible debentures	$12,500
Unamortized debt discount	(9,851)
Unamortized debt issue costs	(160)
Convertible debentures, net	$2,489

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

5.     Convertible Debentures (Continued)

February 2016 Financing Transaction

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

5.     Convertible Debentures (Continued)

February 2016 Financing Transaction (Continued)

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

During the year ended June 30, 2016, the Company amortized $1,407 of the debt discount, $23 of the debt issue costs and accrued $1,031 in interest expense.

In August 2016, the Company converted the Debentures to common stock. See subsequent events footnote 12.

Thirty-Year Debenture Restructuring Transaction

On August 31, 2015, the Company sold senior secured convertible debentures in a financing to raise up to $15,000 (“Thirty-Year Debentures”), Series A warrants to purchase up to 1,102,942 shares of the Company’s common stock at an exercise price equal to $13.60 per share for a period of five and one-half years (“Series A warrants”) and Series B warrants to purchase up to 606,618 shares of the Company’s common stock at an exercise price equal to $13.60 per share for a period of eighteen months (“Series B warrants”). At the initial closing on August 31, 2015, the Company received gross proceeds of $5,500 and 404,412 Series A warrants vested and 222,427 Series B warrants vested. The second closing for up to an additional $9,500 was dependent on a number of items including receipt by the Company of approval from the California Institute for Regenerative Medicine (“CIRM”) for a grant in the amount of $10,000, to support the Company’s pivotal trial for CLIRST III. The Company applied for the CIRM grant in August 2015. The Company withdrew its application for the CIRM grant.

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

The Company entered into a registration rights agreement pursuant to which the Company agreed to register all of the shares of common stock then issued and issuable upon conversion in full of the Thirty-Year Debentures and all warrant shares issuable upon exercise of the Series A warrants and Series B warrants. The holders were entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, getting an effective and maintaining an effective registration statement, including the failure of the Company to have such registration statement declared effective by October 26, 2015. As the Company did not file an effective registration statement until November 24, 2015 and the Company was precluded by the SEC from registering all of the registrable securities on a single registration statement, management considered it probable that five months of liquidated damages would be due and accrued $1,100 during the year ended June 30, 2016. Management made one liquidated damages payment of $220 during the three months ended December 31, 2015.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

5.     Convertible Debentures (Continued)

Thirty-Year Debenture Restructuring Transaction (Continued)

In connection with the February 2016 financing transaction described above, the Company concurrently entered into a Consent, Repayment and Release Agreement, pursuant to which the Company repaid the Thirty-Year Debentures and all related interest and liquidated damages. Upon the Company’s payment of $7.5 million, the Thirty-Year Debentures were deemed repaid in full and cancelled, all liquidated damages due and payable were deemed paid and satisfied in full, the registration rights agreement was terminated and the exercise price of the Series A warrants was changed from $13.60 to $8.00. The Company recomputed the fair value of the Series A warrants before and after the modification using the Binomial option pricing model with the following assumptions: expected volatility of 91%, discount rate of 1.2%, contractual term of 5 years and dividend rate of 0%. The loss on modification of $149 was recorded in the accompanying consolidated statements of operations and comprehensive loss.

Pursuant to the terms of the Consent Repayment and Release Agreement, the holders of the Series B warrants made a single, one-time cashless exercise of Series B warrants for 125,000 shares of common stock. The Company recomputed the fair value of the Series B warrants using the Binomial option pricing model with the assumptions listed in Note 6 for February 16, 2016. All remaining Series B warrants valued at $159 were cancelled.

This restructuring transaction occurred on February 16, 2016 and the Company recorded a loss on extinguishment of debt of $795 during the year ended June 30, 2016. The loss on extinguishment was calculated as follows:

Payment	$7,500
Repayment of Thirty-Year debentures	(5,500)
Payment of accrued liquidated damages and interest	(897)
Loss on modification of Series A warrants	(149)
Cancellation of Series B derivative obligation	(159)
Loss on extinguishment of debt	$795

At the time of the repayment, the remaining debt discount of $4,648 and debt issue costs of $765 were fully amortized. For the year ended June 30, 2016, the Company amortized $4,720 of debt discount and $777 of debt issue costs.

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

6.     Derivative Obligations

Series A and Series B Warrants

Series A warrants and Series B warrants to purchase 404,412 and 222,427 common shares, respectively, were issued and vested during the year ended June 30, 2016 (see Note 5). At the time of issuance, the Company determined that as such warrants can be settled for cash at the holders’ option in a future fundamental transaction they constituted a derivative liability. The Company estimated the fair value of the derivative liability aggregating approximately $4,282, using a Binomial Lattice Valuation Model and the following assumptions:

	Series A		Series B
	August 31, 2015	June 30, 2016	August 31, 2015	February 16, 2016
Market price of common stock	$13.60	$2.93	$13.60	$4.00
Expected volatility	72%	99%	62%	137%
Contractual term (years)	5.5	4.7	1.5	1
Discount rate	1.54%	1.01%	0.57%	0.5%
Dividend rate	0%	0%	0%	0%
Exercise price	$13.60	$8.00	$13.60	$13.60

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded a gain of approximately $3,395 during the year ended June 30, 2016, representing the net change in the fair value of the derivative liability, which is presented as fair value change of derivative instruments, in the accompanying consolidated statements of operations and comprehensive loss.

On February 16, 2016, the holders of the Series B warrants exercised 26,528 warrants on a cashless basis and received 125,000 shares of common stock. These warrants had an aggregate exercise date fair value of $25. The Company recomputed the fair value of these warrants using the Binomial option pricing model with the assumptions noted above for February 16, 2016. During the year ended June 30, 2016, an additional 25,185 Series B warrants were exercised on a cashless basis and the holders of the warrants received 106,711 shares of common stock. These warrants had an aggregate exercise date fair value of $33. The Company recomputed the fair value of these warrants using the Binomial option pricing model (Level 3 inputs) using the following weighted average assumptions: expected volatility of 88%, discount rate of 0.57%, contractual term of 1.2 years and dividend rate of 0%. The Company recorded a loss on cashless exercise of warrants of $1,039 for the year ended June 30, 2016, based on the difference between the fair market value of the Company’s common stock at the time of exercise and the fair value of the warrants exercised.

In conjunction with the Consent, Repayment and Release Agreement, the Series A exercise price was changed from $13.60 to $8.00 and the remaining Series B warrants were cancelled (see Note 5).

In accordance with U.S. GAAP, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of June 30, 2016:

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

6.     Derivative Obligations (Continued)

	Balance at June 30, 2016	Level 1	Level 2	Level 3

Derivative obligation	$670	$-	$-	$670

The following table reflects the change in fair value of the Company’s derivative liabilities for the year ended June 30, 2016:

Amount
Balance – July 1, 2015	$--
Addition of derivative obligation at fair value on date of issuance	4,282
Reclassification of derivative obligation for exercised warrants	(58)
Extinguishment of derivative obligation	(159)
Change in fair value of derivative obligation	(3,395)
Balance – June 30, 2016	$670

7.     Commitments and Contingencies

Operating Leases

The Company leases the Rancho Cordova, Emeryville and Gurgaon, India facilities pursuant to operating leases, which contain scheduled rent increases. The leases expire in May 2019, September 2016 and March 2018, respectively. The Company recognizes rent expense on a straight-line basis over the term of the facility lease. The annual future minimum lease payments for the Company’s non-cancelable operating leases are as follows:

2017	428
2018	305
2019	260
Total	$993

Rent expense was $657 and $652 for the years ended June 30, 2016 and 2015, respectively.

Financial Covenants

Effective September 30, 2015, the Company entered into a Fifth Amended and Restated Technology License and Escrow Agreement with Cord Blood Registry Systems, Inc. which modified the financial covenant that the Company must meet in order to avoid an event of default: cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000 must be maintained. The Company is in compliance with this financial covenant as of June 30, 2016.

Employee and Severance Agreements

As of June 30, 2016, the Company had employment agreements in place with two of its key executives. The agreements provide, among other things, for the payment of twelve to twenty-four months of severance compensation for termination under certain circumstances. With respect to these agreements at June 30, 2016, potential severance amounted to $1,147.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

7.     Commitments and Contingencies (Continued)

Employee and Severance Agreements (Continued)

In September 2015, in connection with the resignation of the Company’s President, the Company and the President entered into a general release and waiver agreement in which the Company agreed to make severance payments over 18 months as long as the President actively abided by the terms of the agreement. As of June 30, 2016, approximately $265 remained to be paid out under this agreement.

Contingencies

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of June 30, 2016, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

Warranty

The Company offers a warranty on all of the Company’s non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product liability which is included in other current liabilities during the period are as follows:

	For years ended June 30,
	2016	2015
Beginning balance	$627	$498
Warranties issued during the period	97	258
Settlements made during the period	(287)	(168)
Changes in liability for pre-existing warranties during the period	129	39
Ending balance	$566	$627

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

8.     Stockholders’ Equity

Warrants

A summary of warrant activity is as follows:

	2016		2015
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Beginning balance	252,620	$44.18	255,671	$44.18
Warrants granted	5,238,971	$9.83	--	--
Warrants exercised (cashless)	(51,712)	$13.60	--	--
Warrants expired/canceled	(611,156)	$17.21	(3,051)	$43.00
Outstanding at June 30	4,828,723	$9.37	252,620	$44.18
Exercisable at June 30	600,782	$19.02	252,620	$44.18

Equity Plans and Agreements

On July 7, 2016, the Compensation Committee of the Board of Directors adopted the 2016 Equity Incentive Plan (“2016 Plan”) under which up to 325,000 shares may be issued pursuant to grants of shares, options, or other forms of incentive compensation. The 2016 Plan remains subject to stockholder approval, which must be received by July 7, 2017.

The 2012 Independent Director Plan (“2012 Plan”) permits the grant of stock or options to independent directors. A total of 25,000 shares were approved by the stockholders for issuance under the 2012 Plan. Options are granted at prices that are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest in monthly increments over one year, unless otherwise determined by the Board of Directors. As of June 30, 2016, there were 3,209 shares available for issuance.

The 2006 Equity Incentive Plan (“2006 Plan”) permits the grant of options, restricted stock, stock bonuses and stock appreciation rights to employees, directors and consultants. Under the 2006 Plan, the number of shares of common stock equal to 6% of the number of outstanding shares of the Company, are authorized to be issued. The number of shares available to grant for awards adjusts at the beginning of each fiscal year if additional options to purchase shares of common stock were issued in the preceding fiscal year. As of June 30, 2016, there have been 392,320 shares approved under the 2006 Plan for issuance and 177,189 available for issuance.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

8.     Stockholders’ Equity (Continued)

On July 7, 2016, the Compensation Committee also adopted a short term incentive plan under which cash awards and shares of common stock may be granted to employees of the Company (the “Short Term Plan”). The aggregate amount of the cash awards issuable pursuant to the Short Term Plan is approximately $276. Up to 104,000 shares of common stock from the Company’s 2006 Plan, subject to vesting, are issuable pursuant to the Short Term Plan. On July 26, 2016, 93,002 shares and $266 of cash awards were granted under the Short Term Plan. The cash awards granted pursuant to the Short Term Plan will be payable and the shares of common stock issued pursuant to the Short Term Plan will fully vest on July 1, 2017, provided, that such award recipients are employed by the Company as of such date or immediately if terminated without cause. The named executive officers of the Company are participating in the Short Term Plan.

Upon the appointment as Chief Executive Officer (CEO) in June 2015, in accordance with his employment agreement, the Company’s CEO received restricted stock units representing 50,000 shares of restricted common stock vesting in four equal installments based upon a combination of time and milestone based targets and a seven year option to acquire 50,000 shares of common stock, 25% of which vested immediately with the balance vesting in equal monthly installments during the following 24 months.

Stock Options

Upon the separation with the Company’s former Chief Executive Officer in October 2014, in accordance with his employment agreement, all outstanding options and restricted stock awards which would have otherwise vested by July 31, 2015, immediately vested. As a result, the Company recognized $158 of stock compensation expense in general and administrative during the year ended June 30, 2015 as the vesting accelerated on 8,334 options and 3,500 restricted stock awards.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at June 30, 2015	147,609	$25.51

Granted	55,875	$9.64
Forfeited/cancelled	(93,855)	$27.02
Expired	(5,251)	$41.47
Exercised	--	--
Outstanding at June 30, 2016	104,378	$14.85	5.8	$--
Vested and Expected to Vest at June 30, 2016	91,810	$15.34	5.7	$--
Exercisable at June 30, 2016	61,271	$16.15	5.5	$--

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

8.     Stockholders’ Equity (Continued)

Stock Options (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock. There were no options that were exercised during the years ended June 30, 2016 and 2015.

Non-vested stock option activity for the year ended June 30, 2016, is as follows:

	Non-vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2015	89,198	$13.07
Granted	55,875	$5.75
Vested	(53,496)	$9.79
Forfeited	(48,470)	$13.35
Outstanding at June 30, 2016	43,107	$7.66

The fair value of the Company’s stock options granted for the years ended June 30, 2016 and 2015 was estimated using the following weighted-average assumptions:

	2016	2015
Expected life (years)	5	5
Risk-free interest rate	1.5%	1.5%
Expected volatility	80%	75%
Dividend yield	0%	0%

The weighted average grant date fair value of options granted during the years ended June 30, 2016 and 2015 was $5.75 and $12.40, respectively.

At June 30, 2016, the total compensation cost related to options granted under the Company's stock option plans but not yet recognized was $212. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one and a half years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of options vested during the years ended June 30, 2016 and 2015 was $354 and $678.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

8.     Stockholders’ Equity (Continued)

Common Stock Restricted Awards

The following is a summary of restricted stock activity:

	2016		2015
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at June 30	72,589	$22.40	40,190	$38.00
Granted	10,000	$2.98	54,850	$16.60
Vested	(6,120)	$28.94	(18,828)	$36.40
Forfeited	(12,903)	$41.15	(3,623)	$35.40
Outstanding at June 30	63,566	$14.96	72,589	$22.40

In connection with the vesting of the restricted stock awards, the election was made by some of the employees to satisfy the applicable federal income tax withholding obligation by a net share settlement, pursuant to which the Company withheld 1,300 and 6,098 shares for the years ended June 30, 2016 and 2015, respectively and used the deemed proceeds from those shares to pay the income tax withholding. The net share settlement is deemed to be a repurchase by the Company of its common stock.

Common Stock Restricted Awards (Continued)

As of June 30, 2016, the Company had $375 in total unrecognized compensation expense related to the Company’s restricted stock awards, which will be recognized over a weighted average period of approximately six months.

9.     Concentrations

One distributor had an accounts receivable balance of $901 or 28% and $1,423 or 28% at June 30, 2016 and 2015, respectively. A customer had an accounts receivable balance of $620 or 19% and $615 or 12% at June 30, 2016 and 2015, respectively. A second distributor had an accounts receivable balance of $320 or 10% and $520 or 10% at June 30, 2016 and 2015, respectively. A third distributor had an accounts receivable balance of $697 or 14% at June 30, 2015.

Revenues from one distributor totaled $2,797 or 23% and $2,358 or 15% of net revenues for the years ended June 30, 2016 and 2015, respectively. Revenues from a customer totaled $2,475 or 21% and $2,549 or 16% for the years ended June 30, 2016 and 2015, respectively. Revenues from another distributor totaled $2,303 or 14% of net revenues for the year ended June 30, 2015.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

9.     Concentrations (Continued)

The following represents the Company’s revenues by product platform for the years ended June 30:

	2016	2015
AXP	$6,932	$6,612
BioArchive	2,465	4,241
Manual Disposables	1,507	1,810
Bone Marrow	459	2,621
Other	566	758
	$11,929	$16,042

The Company had sales to customers as follows for the years ended June 30:

	2016	2015
United States	$5,122	$8,428
China	2,797	2,500
Asia - other	1,955	1,955
Europe	1,343	2,147
Other	712	1,012
	$11,929	$16,042

The Company attributes revenue to different geographic areas based on where items are shipped or services are performed.

Two suppliers accounted for 65% and 21% of total inventory purchases during the year ended June 30, 2016 and three suppliers accounted for 45%, 17% and 13% of total inventory purchases during the year ended June 30, 2015.

The Company has a contract manufacturer in Costa Rica that produces certain disposables. The Company provides AXP equipment to its distributor in China for use by end-user customers. The Company’s equipment, net of accumulated depreciation, is summarized below by geographic area:

	June 30, 2016	June 30, 2015
United States	$2,030	$1,409
Costa Rica	367	594
India	279	296
China	225	524
All other countries	61	114
Total equipment, net	$2,962	$2,937

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

10.     Income Taxes

Loss before income tax benefits was comprised of $17,789 from US and $799 from foreign jurisdictions in 2016 and $14,041 from US and $811 from foreign jurisdictions in 2015.

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate of 34% to income tax benefit is as follows for the years ended June 30:

	2016	2015
Statutory federal income tax benefit	$(6,300)	$(5,046)

Unbenefited net operating losses and credits	3,391	5,091
Disallowed financing costs	2,607	--
State and local taxes	69	(33)
Other	233	(12)

Total income tax expense	$--	$--

A deferred income tax expense of $0 was recorded for the year ended June 30, 2016. No tax benefit has been recorded through June 30, 2016 because of the net operating losses incurred and a full valuation allowance has been provided. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

At June 30, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of $110,819 and $45,284 respectively that are available to offset future income. The federal and state loss carryforwards expire in various years between 2017 and 2036.

At June 30, 2016, the Company has research and experimentation credit carryforwards of $1,418 for federal tax purposes that expire in various years between 2019 and 2036, and $1,437 for state income tax purposes that do not have an expiration date.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	June 30, 2016	June 30, 2015
Deferred tax assets:
Net operating loss carryforwards	$41,023	$38,317
Income tax credit carryforwards	2,367	2,143
Stock compensation	874	916
Other	1,345	1,479
Valuation allowance	(45,892)	(42,408)
Total deferred taxes	(283)	447

Deferred tax liabilities
Depreciation and amortization	(7,358)	(8,088)
Net deferred taxes and liabilities	$(7,641)	$(7,641)

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands except shares and per share amounts)

10.     Income Taxes (Continued)

The valuation allowance increased by $3,484 in 2016. As of June 30, 2016, the Company has a benefit of $219 related to stock option deductions, which will be credited to paid-in capital when realized.

In August 2016, the conversion of the debentures with Boyalife Investment Inc. (see subsequent events footnote 12) effected an “ownership change” as defined under the provisions of the Tax Reform Act of 1986. As a result, any net operating loss and credit carryovers existing at that date will be subject to an annual limitation regarding their utilization against taxable income in future periods. Additionally, before the conversion of the debentures, it is possible that “ownership changes” occurred, which could create additional imitations on the use of our net operating losses and credit carryovers.

11.     Employee Retirement Plan

The Company sponsors an Employee Retirement Plan, generally available to all employees, in accordance with Section 401(k) of the Internal Revenue Code. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees’ contributions. The Company made no discretionary or matching contributions to the Plan for the years ended June 30, 2016 and 2015.

12.     Subsequent Events

On August 3, 2016, the Company sold 600,000 shares of common stock at a price of $4.10 per share.

The net proceeds to the Company from the sale and issuance of the shares, after deducting the estimated offering expenses borne by the Company are expected to be approximately $2.2 million.

On August 22, 2016, the Company notified Boyalife Investment Inc., that it elected to convert all outstanding principal and interest accrued and otherwise payable under the Debentures, which included the conversion of $12,500 of principal and $8,250 of interest up to and including the maturity date of the Debentures. Upon conversion, 6,102,941 shares of common stock were issued and the Debentures and all security interest and liens were terminated.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. The term “disclosure controls and procedures” means controls and other procedures designed to ensure that information required for disclosure in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive and Financial Officers, we conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2016 based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders. We have adopted a Code of Ethics applicable to all employees including our CEO and CFO. A copy of the Code of Ethics is available at www.cescatherapeutics.com.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report on Form 10-K.

		Page Number

(a) (1)	Financial Statements

	Report of Independent Registered Public Accounting Firm	39

	Consolidated Balance Sheets at June 30, 2016 and 2015	40

	Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2016 and 2015	41

	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2016 and 2015	42

	Consolidated Statements of Cash Flows for the years ended June 30, 2016 and 2015	43

	Notes to Consolidated Financial Statements	44

Management’s Report on Internal Control over Financial Reporting is contained as part of this report under Item 9A “Controls and Procedures.”

(a) (2)	Financial Statement Schedules

	Financial statement schedules have been omitted because they are not required.

(b)	Exhibits

	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on the next page, which are incorporated herein by this reference.

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference
2.1	Plan of Merger Agreement and Reorganization Agreement between ThermoGenesis Corp. and TotipotentRX, dated July 15, 2013	Incorporated by reference to Form 8-K dated July 16, 2013
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cesca Therapeutics Inc.	Incorporated by reference to Form 8-K dated July 25, 2015
3.2	Bylaws of Cesca Therapeutics Inc.	Incorporated by reference to Form 8-K dated April 25, 2014 filed with the SEC on May 1, 2014
3.2.2	Restated Bylaws of Cesca Therapeutics Inc. (1)	Incorporated by reference to Form 8-K dated October 24, 2014 filed with the SEC on October 30, 2014
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cesca Therapeutics Inc.	Incorporated by reference to Cesca’s Current Report on Form 8-K filed with the SEC on August 26, 2010.
3.3.1	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 4, 2016.
3.4	Certificate of Merger.	Incorporated by reference to Cesca Therapeutics Inc. Current Report Form 8-K filed with the SEC on February 18, 2014.
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cesca Therapeutics Inc.	Incorporated by reference to Form 8-K filed on November 5, 2015.
4.1	Form of Stock Grant Agreement; Common Stock Agreement	Incorporated by reference to Cesca’s Current Report on Form 8-K filed with the SEC on November 5, 2010.
10.1	License Agreement with Pall/Medsep Corporation	Incorporated by reference to Form 8-K dated April 14, 1997.
10.2.1	License and Escrow Agreement between Cesca Therapeutics Inc. and CBR Systems, Inc., effective June 15, 2010	Incorporated by reference to Cesca’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
10.2.2	First Amendment to Technology License and Escrow Agreement between Cesca Therapeutics Inc. and CBR Systems, Inc., effective February 6, 2013	Incorporate by reference to Form 8-K dated February 12, 2013.
10.2.3	Extension Addendum to Escrow Agreement, effective July 26, 2013	Incorporated by reference to Form 8-K dated August 1, 2013.
10.2.4	Forbearance Agreement to Technology License and Escrow Agreement dated November 26, 2013	Incorporated by reference to Form 8-K filed with the SEC on November 26, 2013
10.3	Amended 2002 Independent Directors Equity Incentive Plan	Incorporated by reference to Form 8-K dated December 15, 2004.
10.6	Amended and Restated 2006 Equity Incentive Plan	Incorporated by reference to Form 8-K dated April 25, 2014 filed with the SEC on May 1, 2014.
10.10+	Product Purchase and International Distribution Agreement between Cesca Therapeutics Inc. and Golden Meditech Holdings, Limited	Incorporated by reference to Form 8-K dated August 24, 2012 and amended October 24, 2012.
10.11	2012 Independent Director Plan	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed October 23, 2012.
10.13	Employment Agreement between Cesca Therapeutics Inc. and Mitchel Sivilotti dated July 15, 2013	Incorporated by reference to Form 8-K dated July 16, 2013.
10.13.1	General Release and Waiver between the Company and Mitchel Sivilotti	Incorporated by reference to Form 8-K filed on December 16, 2015.
10.13.2	Consulting Agreement between the Company and Mitchel Sivilotti	Incorporated by reference to Form 8-K filed on December 16, 2015.

Exhibit No.	Document Description	Incorporation by Reference
10.14	Employment Agreement between Cesca Therapeutics Inc. and Kenneth Harris dated July 15, 2013	Incorporated by reference to Form 8-K dated July 16, 2013.
10.18	Sales and Purchase Agreement between ThermoGenesis Corp and CBR Systems, Inc. dated December 31, 2013+	Incorporated by reference to Form 8-K dated January 7, 2014.
10.19	Employment Agreement with Robin C. Stracey	Incorporated by reference to Form 8-K dated June 15, 2015
10.22	Form of Debenture	Incorporated by reference to Form 8-K dated August 31, 2015.
10.22.1	Amendment to Senior Secured Convertible Debenture	Incorporated by reference to Form 8-K filed on September 29, 2015
10.23	Form of Series A Warrant	Incorporated by reference to Form 8-K dated August 31, 2015.
10.23.1	Form of Series A Warrant Amendment	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 3, 2016.
10.24	Form of Series B Warrant	Incorporated by reference to Form 8-K dated August 31, 2015.
10.25	Form of Registration Rights Agreement	Incorporated by reference to Form 8-K dated August 31, 2015.
10.26	Form of Security Agreement	Incorporated by reference to Form 8-K dated August 31, 2015.
10.27	General Release and Waiver between the Company and Kenneth L. Harris	Incorporated by reference to Form 8-K filed on September 30, 2015.
10.28	Consulting Agreement between the Company and Kenneth L. Harris	Incorporated by reference to Form 8-K filed on September 30, 2015.
10.29	Fifth Amended and Restated Technology License and Escrow Agreement between the Company and CBR Systems, effective September 30, 2015	Incorporated by reference to Form 8-K filed on October 28, 2015.
10.30	Employment Agreement with Michael Bruch	Incorporated by reference to Form 8-K filed on October 28, 2015.
10.31	Purchase Agreement between the Company and Boyalife Investment Inc. and Boyalife (Hong Kong) Limited	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2016.
10.32	Form of Debenture betweent he Company and Boyalife Investment Inc. and Boyalife (Hong Kong) Limited	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2016.
10.33	Form of Warrant	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2016.
10.34	Form of Nomination and Voting Agreement	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 3, 2016.
10.35	Form of Security Agreement	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 3, 2016.
10.36	Consent, Repayment and Release Agreement dated February 2, 2016 between the Company and Sabby Healthcare Master Fund, Ltd. And Sabby Volatility Warrant Master Fund, Ltd.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 3, 2016.
10.37	Form of Release	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 3, 2016.

Exhibit No.	Document Description	Incorporation by Reference
10.38	Form of Securities Purchase Agreement between Cesca Therapeutics Inc. and certain institutional accredited investors, dated August 3, 2016	Incorporated by reference to Form 8-K dated August 3, 2016
10.39	Form of Placement Agency Agreement between Cesca Therapeutics Inc. and Maxim Group LLC, dated August 3, 2016	Incorporated by reference to Form 8-K dated August 3, 2016
23.1	Consent of Marcum LLP, Independent Registered	Filed herewith.
Public Accounting Firm
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

BONE MARROW ASPIRATE: A volume of marrow obtained from a long bone using a specialized instrument.

CE Mark: A CE logo and four digit identification number of the notified body which assessed the conformity of a product to the European directives, or regulatory system, which is applicable to a given medical device (and other products) in the European Economic Area. It is a symbol of free marketability in that region, and is recognizable worldwide as the European equivalent of compliance with FDA regulatory requirements. One key distinction, however, is that the CE system focuses primarily on safety, whereas the FDA focuses on both safety and efficacy of a given product.

CRITICAL LIMB ISCHEMIA (“CLI”): A severe obstruction of the arteries that seriously decreases blood flow to the extremities (arms, hands, legs, feet) and has progressed to the point of severe pain and even skin ulcers of sores.

CRYOPRESERVATION: Maintaining the life of excised tissue or organs by freezing and storing at very low temperatures.

HAPLOIDENTICAL: Half-matched family members; the donor and recipient have the same set of closely linked HLA genes on one of the two Number 6 chromosomes they inherited from their parents. Parents are always a half-match for their children and vice versa.

HEMATOPOIETIC: The formation of blood.

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

PMA Classification: The most stringent type of medical device marketing application required by the FDA (one category above 510(k) pre-market notification). Unlike the 510(k) pathway, the manufacturer must submit an exhaustive application to the FDA and must receive approval prior to beginning commercial marketing of a device. The PMA application includes information on how the device was designed and manufactured, as well as preclinical and clinical studies, demonstrating that it is safe and effective for its intended use.

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

Cesca Therapeutics Inc.

Dated: September 20, 2016	By:/s/	Craig W. Moore
Craig W. Moore, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/	Craig W. Moore	Dated: September 20, 2016
Craig W. Moore, Chairman of the Board

By:/s/	Robin S. Stracey	Dated: September 20, 2016
Robin S. Stracey, Chief Executive Officer and Director (Principal Executive Officer)

By:/s/	Michael Bruch	Dated: September 20, 2016
Michael Bruch, Interim Chief Financial Officer (Principal Financial and Accounting Officer)

By: /s/	Mark Bagnall	Dated: September 20, 2016
Mark Bagnall, Director

By: /s/	Denis Michael Rhein	Dated: September 20, 2016
Denis Michael Rhein, Director

By: /s/	Mahendra Rao	Dated: September 20, 2016
Mahendra Rao, Director

By: /s/	Xiaochun Xu	Dated: September 20, 2016
Xiaochun Xu, Director