Form 10-K/A
period 2016-06-30
CESCA THERAPEUTICS INC.
filed 2016-10-28
CIK 811212

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer* [ ] Smaller reporting company [X]

*(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

          [ ]     Yes          [X]      No

The aggregate market value of the common stock held by non-affiliates as of December 31, 2015 (the last trading day of the second quarter) was $5,975,000 based on the closing sale price on such day.

As of September 16, 2016, 9,790,500 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended June 30, 2016 of Cesca Therapeutics Inc. (the “Company,” “we”, “our”) which we originally filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2016 (the “Original Filing”). This Amendment is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

As of October 1, 2016 we have six (6) directors on our Board of Directors. Our Board of Directors has concluded that Mr. Craig Moore, Mr. Mark Bagnall, Dr. Mahendra Rao and Mr. Denis Michael Rhein are “independent” as defined by NASDAQ and under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as that term relates to membership on our Board of Directors. Dr. Xiaochun Xu was appointed to our Board of Directors pursuant to the terms of a Nomination and Voting Agreement dated February 13, 2016 by and among us, Boyalife Investment Inc. and Boyalife (Hong Kong) Limited (the “Voting Agreement”). The terms of the Voting Agreement were previously disclosed in prior 8-Ks.

Age
Craig W. Moore	72

Mark N.K. Bagnall	59

Mahendra S. Rao, MD, PhD	55

Denis Michael Rhein	56

Robin C. Stracey	58

Xiaochun (Chris) Xu	45

Biographies

Craig W. Moore, Chairman	Director since 2009

Mr. Moore was appointed to our Board of Directors in December 2009 and as Chairman of our Board of Directors in January 2012. Mr. Moore has served as director of NxStage Medical, Inc. (NXTM) since 2002 and currently serves as chairman of their Compensation Committee and was a member of their Audit Committee from 2003 to 2012. From 1986 to 2001, Mr. Moore was Chairman of the Board of Directors and Chief Executive Officer at Everest Healthcare Services Corporation, a provider of dialysis and contract services. Since 2001, Mr. Moore has acted as a consultant to various companies in the healthcare services industry. Mr. Moore also spent 13 years with American Hospital Supply/Baxter Healthcare, where Mr. Moore held senior management positions in sales, marketing and business development. Mr. Moore served as a director of Biologic System Corporation (BLSC) from 1992 through 2006. Mr. Moore also serves as a director on several private company boards. Mr. Moore holds a B.A. in Business from Adrian College. Mr. Moore brings leadership, corporate and healthcare industry experience to our Board. Mr. Moore is one of our independent directors.

Mark N.K. Bagnall	Director since July 2016

Mr. Bagnall was appointed to our Board of Directors in July 2016. Mr. Bagnall is the Co-Founder of Naia Pharmaceuticals where Mr. Bagnall has served as Director, Chief Financial Officer and Chief Operating Officer since 2014. Since April 2016 he has served as Chairman of the Board of XCR Diagnostics, Inc., since November 2014 Mr. Bagnall has served as a director on the Board of Directors of Ativa Medical Corp and since November 2013 as Advisor and Chairman of a wholly-owned subsidiary of Flouresentric, Inc. From 2009 through 2012, Mr. Bagnall served as President, Chief Executive Officer and a member of the Board of Directors of GenturaDx, a global molecular diagnostics company. Mr. Bagnall obtained his B.S. in Business from U.C. Berkeley Business School and is a Certified Public Accountant. Mr. Bagnall is one of our independent directors.

Mahendra S. Rao, MD, PhD	Director rejoined in 2014

Dr. Rao rejoined our Board of Directors in April 2014. Dr. Rao had previously been a member of our Board from 2008 – 2011. From March 2014 to the present, Dr. Rao has been engaged as a consultant with his own consulting firm Mahendra Rao, LLC. Dr. Rao was the Director and Chief of Laboratory of Stem Cell Biology at the National Institute of Health (NIH) from 2011 through 2014. Dr. Rao was Vice President, Regenerative Medicine at Life Technologies Inc. (now Thermo Fisher Scientific) from 2006 through 2011. From May 2001 through October 2005 Dr. Rao was Stem Cell Section Chief and Senior Investigator at the National Institute on Aging’s Laboratory of Neuroscience. Dr. Rao has also held associate professor positions at both the Johns Hopkins University and the University of Utah Schools of Medicine. Dr. Rao is the scientific co-founder, Chief Strategy Officer and Chairman of the Scientific Advisory Board of Q Therapeutics, a company working on the development of cellular therapy to treat central nervous system diseases. He holds degrees from Bombay University in India and earned his Ph.D. in developmental neurobiology from California Institute of Technology. Dr. Rao brings his clinical, corporate and regulatory experience in the stem cell therapy field to our Board. Dr. Rao is one of our independent directors.

Denis Michael Rhein	Director since 2014

Mr. Rhein joined our Board of Directors in December 2014. Mr. Rhein has over 30 years of corporate banking and securities experience at Deutsche Bank AG in Frankfurt, Germany, where he served in various executive management positions including Managing Director in Corporate and Investment Banking and in Wealth Management, Global Head of Hedge Fund Research, Head of Alternative Investments, and Head of Product Development. Mr. Rhein retired from Deutsche Bank in June 2013. Mr. Rhein is the founder and a Director of EMR Vermögensverwaltung GmbH, an investment management company, since July 2013. He is also founder, Principal Shareholder and a Director of Illumisound GmbH, an energy efficient commercial lighting company, since October 2013. Mr. Rhein was a director of TotipotentRX Corporation from 2012 until the merger that resulted in the formation of Cesca Therapeutics in February 2014. Mr. Rhein is one of our independent directors.

Robin C. Stracey	Director since 2011

Mr. Stracey was appointed Chief Executive Officer in June 2015 after serving as Interim CEO since October 2014. Mr. Stracey has been a member of the Board since July 29, 2011. In June 2013 Mr. Stracey formed Apex Life Science Advisors, LLC, a life science and healthcare consulting practice for which he remains Principal and Managing Director. From July 2012 to July 2014, Mr. Stracey was Director, President and Chief Executive Officer of Integrated Fluidics, Inc., a privately-held microfluidics company. From December 2007 to April 2012 he was Director, President and Chief Executive Officer of Cantimer Incorporated, a privately-held biosensor company. From November 2003 to March 2007, Mr. Stracey was Director, President and Chief Executive Officer of Applied Imaging Corporation (AICX.OB), a publicly-traded, computer-aided diagnostics company that is now part of Danaher Corporation. Previously, Mr. Stracey was the Vice President and General Manager of a Chromatography and Mass Spectrometry business unit at Thermo Electron Corporation, now Thermo Fisher Scientific. He also served as a Corporate Vice President at Dade Behring Inc., a leading supplier of clinical diagnostic products that is now part of Siemens Healthcare. Mr. Stracey is a member of the British Government’s Catalyst Network of global business leaders, has a B.S. degree with honors from the University of Nottingham in the United Kingdom and is a graduate of the Executive Program at the Stanford University Graduate School of Business.

Xiaochun (Chris) Xu	Director since March 2016

Dr. Xu has been the Founder, Chairman and CEO of Boyalife Group Ltd., China since July 2009. Since 2000 he has served as a Project Leader at Pfizer, and as a Vice President at Founder Group, a major Chinese technology conglomerate with interests in information technology, pharmaceuticals, real estate, finance, and commodities trading. Dr. Xu received his B.SC. in Biochemistry from the University of Saskatchewan, his Ph.D. degree in Immunology from Washington University School of Medicine (St. Louis, USA) and an Executive MBA degree from Emory University (Atlanta, USA).

To our management’s knowledge, there are neither any family relationships between any of our directors nor have any of our director’s been involved in a legal proceeding that would be required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Exchange Act.

EXECUTIVE OFFICERS

Set forth below is information about the executive officers of the Company as of June 30, 2016:

Name	Position	Age
Mr. Robin Stracey	Chief Executive Officer	58
Mr. Michael Bruch	Chief Financial Officer	51
Ms. Kimberly Ellner	VP, Manufacturing and Global Supply Chain	49
Venkatesh Ponemone	Executive Director of India Operations, Director of Clinical and Scientific Affairs	40

Executive officers serve at the pleasure of our Board of Directors. To our management’s knowledge, there are neither any family relationships between any of our executive officers or key employees nor have any of our executive officers or key employees been involved in a legal proceeding that would be required to be disclosed pursuant to Item 401 (f) of Regulation S-K of the Exchange Act.

Biographies

The biography for Mr. Stracey can be found under Item 10. Directors, Executive Officers and Corporate Governance – Directors.

Mr. Michael Bruch was appointed Interim Chief Financial Officer on May 9, 2015 and Chief Financial Officer on October 23, 2015. Mr. Bruch has served as Controller since joining us in 2003 and has had responsibility for the Accounting and Internal Control functions. Mr. Bruch has over 25 years of accounting experience in various financial and managerial roles for General Electric and Dade MicroScan (now Siemens Healthcare). Mr. Bruch is a Certified Public Accountant and graduated with honors from California State University, Sacramento with a Bachelors of Science degree in business administration.

Ms. Kimberly Ellner was appointed Vice President of Manufacturing and Global Supply Chain in March 2016. Since joining the company in 2003, Ms. Ellner has held various positions in Operations including Sr. Director of Global Supply Chain and Sr. Director of Operations where Ms. Ellner has managed the production, procurement, logistics, customer support, and manufacturing engineering functions. Ms. Ellner has over 25 years of experience in various medical device operational roles. Prior to joining Cesca, Ms. Ellner worked for Oratech Interventions, Inc., now Smith and Nephew, where Ms. Ellner held the positions of Materials Manager, Manufacturing Finance Manager, and Business Process Improvement Manager. She also worked for Stryker Corporation in the Instruments and Endoscopy divisions holding positions of Production Supervisor, Business Unit Manager and Materials Manager. Ms. Ellner graduated with honors from Western Michigan University with a Bachelor of Science degree in Manufacturing Administration.

Dr. Venkatesh Ponemone has served as the Executive Director of Indian operations and Director for Clinical Affairs and GMP Laboratory since September 2008. Prior to joining TotipotentRX, now a wholly owned subsidiary of Cesca Therapeutics Inc, he was an Assistant Professor of Medical Microbiology at Kamineni Graduate School of Medicine, Hyderabad, India. Dr. Ponemone completed a two year post-doctoral position in the arena of inflammatory disease and immunology at the University of Illinois, Chicago, and has authored more than 35 peer reviewed publications on regenerative medicine, the role of cytokines in autoimmune disease, and radioprotective and chemoprotective agents in cancer treatment. Dr. Ponemone is a Fellow of Academic General Education, has a Ph.D. from Manipal University in radiation therapy and oncology, holds a post-graduate degree in Medical Microbiology from Kasturba Medical College, Manipal University and holds a Masters degree in Business Administration degree from Sikkim Manipal University.

Mr. Kenneth L. Harris was appointed as our President and a member of our Board in February 2014 pursuant to the terms of and upon completion of the merger between ThermoGenesis Corp. and TotipotentRX. Mr. Harris resigned as President and a member of our Board effective September 28, 2015, at which time he became a consultant to provide transitional support services. The consulting agreement terminated effective February 27, 2016. Mr. Harris had served as the Chairman and Chief Executive Officer of TotipotentRX Corporation and MK Alliance, Inc. from January 2008 through the Merger with ThermoGenesis that created Cesca Therapeutics. Prior to that Mr. Harris was a Corporate Senior Vice President and Global President of BioSciences, a $120 million business unit at Pall Corporation (NYSE:PLL) from 2000 to 2008. He holds a bachelor’s degree in microbiology from Indiana University, Bloomington.

Mr. Mitchel Sivilotti was appointed as our Chief Biologist in February 2014 pursuant to the terms of and completion of the merger between ThermoGenesis Corp. and TotipotentRX. Mr. Sivilotti resigned as Chief Biologist effective December 14, 2015, at which time he became a consultant to the Company until February 26, 2016. Prior to the merger, Mr. Sivilotti co-founded TotipotentRX Corporation (formerly MK Alliance, Inc.) where he served as Chief Executive Officer and Director from 2008 to 2012 and as President and Director from 2012 to 2013 and Chief Biologist and Director of TotipotentRX until the merger. From 2003 to 2007, Mr. Sivilotti served in various technical and business roles at Pall Corporation (PLL), completing his tenure as Global Marketing Manager, Regenerative Medicine from 2006-2007. Mr. Sivilotti holds a bachelor’s degree in Biology (Honors Genetics) from the University of Western Ontario (London, Canada) and a graduate degree in Cellular and Molecular Biology from the University Laval (Quebec, Canada).

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

Board Operating and Governance Guidelines

Our Board of Directors has adopted a number of operating and governance guidelines, including the following:

-	Majority of the members of our Board of Directors should be independent directors;
-	Formalization of the ability of each committee to retain independent advisors;
-	Performance of an annual assessment of our Board of Director’s performance by the Governance and Nominating Committee;
-	Directors will have open access to the Company’s management; and
-	Independent directors may meet in executive session prior to or after each regularly scheduled Board meeting without management present.

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

Governance and Nominating Committee

The Governance and Nominating Committee was formed to address general governance and policy oversight; succession planning; to identify qualified individuals to become prospective members of our Board of Directors and make recommendations regarding nominations for the Board of Directors; to advise the Board with respect to appropriate composition of Board committees; to advise the Board about and develop and recommend to the Board appropriate corporate governance documents and assist the Board in implementing guidelines; to oversee the annual evaluation of the Board and the Company’s Chief Executive Officer, and to perform such other functions as the Board may assign to the committee from time to time. The Governance and Nominating Committee has a Charter which is available on our website at www.cescatherapeutics.com. The Governance and Nominating Committee consists of three independent directors: Mr. Moore (Governance and Nominating Committee Chairman), Dr. Rao and Mr. Rhein.

Audit Committee

The Audit Committee of the Board of Directors makes recommendations regarding the retention of the independent registered public accounting firm, reviews the scope of the annual audit undertaken by our independent registered public accounting firm and the progress and results of their work, reviews our financial statements, and oversees the internal controls over financial reporting and corporate programs to ensure compliance with applicable laws. The Audit Committee reviews the services performed by the independent registered public accounting firm and determines whether they are compatible with maintaining the registered public accounting firm's independence. The Audit Committee has a Charter, which is reviewed annually and as may be required due to changes in industry accounting practices or the promulgation of new rules or guidance documents. The Audit Committee Charter is available on the Company’s website at www.cescatherapeutics.com. The Audit Committee consists of three independent directors as determined by NASDAQ rules: Mr. Rhein (Audit Committee Chairman), Mr. Moore and Dr. Rao. Mr. Moore is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii) and applicable NASDAQ rules.

Compensation Committee Report

The Compensation Committee of the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our Chief Executive Officer, Chief Financial Officer and other Named Executive Officers (“NEO”) administers the Company’s stock option plans and other benefit plans, and considers other matters as may, from time to time, be referred to them by the Board of Directors. The Compensation Committee has a charter which is available on the Company’s website at www.cescatherapeutics.com. The Compensation Committee consists of three independent directors: Dr. Rao (Compensation Committee Chairman), Mr. Moore and Mr. Rhein.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee served at any time as an officer or employee of ours. In addition, none of our executive officers serves as a member of the compensation committee of any entity that has one or more executive officers serving as a member of our Compensation Committee.

Stockholders may send communications to our Board of Directors by mail to the Chairman of our Board of Directors, Cesca Therapeutics Inc., 2711 Citrus Road, Rancho Cordova, California 95742.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us we believe that during the year ended June 30, 2016, all filing requirements applicable to our officers, directors and greater that 10% beneficial owners were complied with except for Mr. Bruch, Ms. Ellner, Mr. Moore, Dr. Rao, Dr. Xu and Ms. Yishu Li who each had one late report. Ms. Li is the sole stockholder of Boyalife Hong Kong and the spouse of Dr. Xu.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including our Chief Executive Officer, Chief Financial Officer, Controller or any person performing similar functions. A copy of our code of ethics can be found on our website at www.cescatherapeutics.com. The Company will report any amendment or waiver to the code of ethics on our website within five (5) days.

ITEM 11.     EXECUTIVE COMPENSATION.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following table sets forth certain information regarding the compensation paid to our named executive officers for all of the services they rendered to the Company.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Comp ($)		All Other Comp ($)		Total ($)
Robin Stracey	2016	425,000		--	--	--	220,000	(2)	24,000	(3)	669,000
Chief Executive Officer	2015	283,000	(4)	--	832,000	465,000	--		1,000	(5)	1,581,000

Michael Bruch	2016	204,000		20,000	13,000	35,000	56,000	(6)	--		328,000
Chief Financial Officer	2015	157,000	(7)	--	53,000	--	--		--		210,000

Kim Ellner	2016	164,000	(8)	6,000	3,000	16,000	46,000	(9)	--		235,000
VP, Manufacturing & Global	2015	153,000	(8)	6,000	--	--	--		--		159,000
Supply Chain as of 3/9/16

Ken Harris	2016	85,000		--	--	32,000	--		293,000	(10)	410,000
President until 9/28/15	2015	329,000		--	--	122,000	--		12,000	(5)	463,000

Mitchel Sivilotti	2016	119,000		--	--	--	--		71,000	(11)	190,000
Chief Biologist until 12/14/15	2015	240,000		--	--	61,000			12,000	(5)	313,000

(1)

The amounts reported are the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board’s Codification topic 718. See Note 1 of notes to Financial Statements set forth in our Annual Report on Form 10-K for fiscal 2016 for the assumptions used in determining such amounts.

(2)	Represents amounts earned under the Company’s 2016 short-term incentive program. Mr. Stracey received 55,168 shares on July 7, 2016 and $62,000 cash in September 2016 as payment.
(3)	Represents $12,000 for an auto allowance and $12,000 reimbursement of accommodation related expenses while working in Rancho Cordova.
(4)

Mr. Stracey was paid as a consultant with payments made directly to Mr. Stracey’s consulting company, Apex Life Science Advisors, LLC, while he was interim CEO from October 29, 2014 through June 9, 2015.

(5)	Represents payments for an auto allowance.
(6)	Represents amounts earned under the Company’s 2016 short-term incentive program. Mr. Bruch received 14,603 shares on July 7, 2016 and $14,000 cash in September 2016 as payment.
(7)	Represents payments through May 8, 2015 when Mr. Bruch was Controller.
(8)	Represents payments through March 8, 2016 when Ms. Ellner was Sr. Director of Global Supply Chain.
(9)	Represents amounts earned under the Company’s 2016 short-term incentive program. Ms. Ellner received 12,062 shares on July 7, 2016 and $11,000 cash in September 2016 as payment.
(10)

Includes $246,000 severance upon termination of employment on September 28, 2015, $35,000 pay-out of accrued vacation balance, $9,000 of consultant fees after his termination and $3,000 of auto allowance.

(11)	Includes $37,000 of consultant fees after his termination, $28,000 pay-out of accrued vacation balance and $6,000 auto allowance.

Employment Agreements

Mr. Stracey. Under the terms of the employment agreement with Mr. Stracey, Mr. Stracey shall serve as Chief Executive Officer of Company. For his services, Mr. Stracey will receive a base salary and is also eligible to receive a certain percentage of his base salary based on performance against annual objectives at the discretion of the Board of Directors' Compensation Committee.  Mr. Stracey’s current base salary is $425,000. The target bonus percentage is 60% of his base salary, however, the actual bonus percentage as determined by the Compensation Committee may range from 0% to higher than 100% of his base salary. Mr. Stracey receives a $1,000 per month auto allowance and reimbursement of rental expenses up to $3,000 per month. In addition, Mr. Stracey was granted (i) restricted stock units representing 50,000 (post-split) shares of restricted common stock vesting in four equal installments based upon a combination of time and milestone based targets and (ii) a seven year option to acquire 50,000 (post-split) shares of common stock, 25% of which vest immediately with the balance vesting in equal monthly installments during the following 24 months. In the event that Mr. Stracey’s employment is terminated without cause or Mr. Stracey terminates employment for good reason, Mr. Stracey shall receive severance equal to 18 months of his then base salary, 18 months of COBRA premiums, one and a half times his most recently established annual STI award and all unvested restricted stock and options will vest. If Mr. Stracey’s employment is terminated without cause or Mr. Stracey terminates employment for good reason in connection with a change in control, Mr. Stracey shall receive severance equal to two years of his then base salary, two years of COBRA premiums, two times his most recently established annual short-term incentive target award and all unvested restricted stock and options will vest.

Mr. Bruch. Under the terms of the employment agreement with Mr. Bruch, Mr. Bruch shall serve as Chief Financial Officer of Company. For his services, Mr. Bruch will receive a base salary and is also eligible to receive a certain percentage of his base salary based on performance against annual objectives at the discretion of the Board of Directors' Compensation Committee.  Mr. Bruch’s current base salary is $225,000. The target bonus percentage is 30% of his base salary, however, the actual percentage may change as determined by the Compensation Committee. In the event that Mr. Bruch’s employment is terminated without cause or Mr. Bruch terminates employment for good reason, he shall receive severance equal to nine months of his then base salary and all unvested restricted stock and options will vest. If Mr. Bruch’s employment is terminated without cause or Mr. Bruch terminates employment for good reason in connection with a change in control, Mr. Bruch shall receive severance equal to one year of his then base salary, one year of COBRA premiums, one times his most recently established annual short-term incentive target award and all unvested restricted stock and options will vest.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding option and stock awards held by the named executive officers as of June 30, 2016. The grant date fair value of the awards granted in fiscal 2016 and 2015 is disclosed in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robin Stracey
	750	--		27.80	7/1/17
	1,250	--		27.60	7/1/21
	31,256	18,744	(1)	16.64	6/9/22
						12,500	(2)	37,000	37,500	(3)	110,000
Mike Bruch	417	2,083	(4)	12.60	9/10/22
	417	2,083	(5)	12.00	10/22/22
						180	(6)	500
Kim Ellner	125	625	(4)	12.60	9/10/22
	--	3,750	(7)	4.20	3/9/23
						120	(6)	400

(1)	Vests in 24 monthly installments until June 9, 2017.
(2)	Vests on December 31, 2016.
(3)	Vests in 3 equal installments based upon milestones.
(4)	Vests in equal installments on September 10, 2016, March 10, 2017, September 10, 2017, March 10, 2018 and September 10, 2018.
(5)	Vests in equal installments on October 22, 2016, April 22, 2017, October 22, 2017, April 22, 2018 and October 22, 2018.
(6)	Vests on June 30, 2017.
(7)	Vests in equal installments on September 9, 2016, March 9, 2017, September 9, 2017, March 9, 2018, September 9, 2018 and March 9, 2019.

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

The following table describes the potential payments upon a hypothetical termination without cause, resignation for good reason or due to a change in control of the Company on June 30, 2016 for the NEOs. The actual amounts that may be paid upon an executive’s termination of employment can only be determined at the actual time of such termination.

Termination Without Cause or Resignation for Good Reason(1)
Name	Salary ($)		Incentive Compensation	Estimated Value of Accelerated Stock Options and Restricted Stock Awards (2) ($)	Health Benefits ($)	Total ($)
R. Stracey	638,000	(3)	383,000	147,000	34,000	1,202,000
M. Bruch	169,000	(4)	--	500	--	169,500
K. Ellner	--		--	--	--	--

Termination Following a Change of Control(1)(5)
Name	Salary ($)	Incentive Compensation	Estimated Value of Accelerated Stock Options and Restricted Stock Awards(2) ($)	Health Benefits ($)	Total ($)
R. Stracey	850,000	510,000	147,000	45,000	1,552,000
M. Bruch	225,000	68,000	500	27,000	320,500
K. Ellner	186,000	--	--	--	186,000

(1)

In July 2016, the Compensation Committee adopted a short term incentive plan under which the NEOs were granted cash awards and shares of common stock. The cash awards will be payable and the shares of common stock will fully vest on July 1, 2017 provided that the NEO is employed by the Company as of such date. If the NEO is terminated without cause prior to July 1, 2017 the cash and shares vest immediately. Mr. Stracey was awarded $85,000 and 29,720 shares of stock. Mr. Bruch was awarded $45,000 and 15,734 shares of stock and Ms. Ellner was awarded $37,170 and 12,997 shares of stock.

(2)

For purposes of this calculation, we used the closing price of our Common Stock on June 30, 2016 which was $2.93. The estimated value of accelerated vesting for outstanding stock options is zero for all options in which the exercise price exceeded the closing price of our Common Stock as of June 30, 2016.

(3)	Payable in a lump-sum payment.
(4)	Payable in biweekly installments over nine months.
(5)

If we terminate the executive’s employment without cause, or if the executive resigns for good reason as defined, in either case within three (3) months prior to a Change of Control or within one (1) year following a Change of Control, then they would be entitled to receive the amounts listed as shown in the table. The salary and incentive compensation components are payable in a lump-sum payment.

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

Under Mr. Stracey and Mr. Bruch’s employment agreements a “change of control” is defined as: an event involving one transaction or a related series of transactions in which one of the following occurs:

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

Actual Payments upon Termination

The following table describes the actual payments upon termination of the employment of Ken Harris and Mitchel Sivilotti. Mr. Harris’ employment terminated September 28, 2015. Mr. Sivilotti’s employment terminated December 14, 2015. Mr. Sivilotti did not receive any severance payments related to his termination.

Name	Severance	Total
Ken Harris	$492,000(1)	$492,000

(1)	Payable biweekly through March 31, 2017. Payments will cease if Mr. Harris is found to not be in compliance with the terms of his General Release and Waiver agreement dated September 28, 2015.

COMPENSATION OF DIRECTORS

Director Compensation Table

The following table sets forth the compensation received by each of the Company’s non-employee Directors.

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)		Total ($)
Mr. Craig W. Moore	79,000	11,000	(3)	90,000
Dr. Mahendra S. Rao	71,000	11,000	(3)	82,000
Mr. Michael Rhein	59,000	11,000	(3)	70,000
Dr. Xiaochun (Chris) Xu	9,000	4,000	(4)	13,000

(1)

Mr. Moore, Dr. Rao and Mr. Rhein elected to receive common stock in lieu of cash for a portion of their Board of Directors fees, which fees are paid in quarterly installments. The grant date fair value of the stock received computed in accordance with ASC718 was $15,000, $15,000 and $4,000 for Mr. Moore, Dr. Rao and Mr. Rhein, respectively.

(2)

The amounts reported are the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board’s Codification topic 718. See Note 1 of notes to Financial Statements set forth in our Annual Report on Form 10-K for fiscal 2016 for the assumptions used in determining such amounts for option awards.

(3)	$11,000 reflects the grant date fair value of the annual option awarded to existing directors on the first business day of the fiscal year.

(4)	$4,000 reflects the grant date fair value of the stock option grant of 1,250 shares due to Dr. Xu upon joining the Board.

The following table sets forth the aggregate number of option awards held by each non-employee director as of June 30, 2016:

Name	Aggregate Number of Option Awards
Mr. Craig W. Moore	4,000
Dr. Mahendra S. Rao	3,750
Mr. Michael Rhein	2,500
Dr. Xiaochun (Chris) Xu	1,250

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

On the first business day of the fiscal year, each of our non-employee directors receives a nonqualified stock option grant of 1,250 shares. Upon the initial appointment or election of any new non-employee director, the director receives a nonqualified stock option grant of 1,250 shares. The options have a seven year life and vest monthly over one year. In both instances, the exercise price is equal to the closing price of the common stock on the date of grant.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table provides information for all of the Company’s equity compensation plans and individual compensation arrangements in effect as of June 30, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	167,944	$14.85	180,398
Equity compensation plans not approved by security holders	--		--
Total	167,944		180,398

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF CESCA THERAPEUTICS INC.

The Company has only one class of stock outstanding, common stock. The following table sets forth certain information as of September 30, 2016 with respect to the beneficial ownership of Company’s common stock for (i) each director, (ii) each Named Executive Officer (NEO), (iii) all of Company’s directors and officers as a group, and (iv) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of Company’s common stock. As of September 30, 2016 there were 9,790,500 shares of common stock outstanding.

Unless otherwise indicated, the address for each listed stockholder is: Cesca Therapeutics, 2711 Citrus Road, Rancho Cordova, California 95742. To the Company’s knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Craig Moore	11,455	(2)	*%

Mark Bagnall	417	(3)	*%

Mahendra Rao MD, PhD.	9,422	(4)	*%

Michael Rhein	31,416	(5)	*%

Xiaochun (Chris) Xu	1,250	(6)	*%	(14)

Robin Stracey	78,022	(7)	*%

Michael Bruch	16,443	(8)	*%

Kim Ellner	5,074	(9)	*%

Ken Harris	1,800	(10)	*%

Mitch Sivilotti	2,293	(11)	*%

Officers & Directors as a Group (10 persons)	157,592		1.6%

5% Common Stockholders

Boyalife Investment Inc. (Boyalife USA)	9,044,117	(12)	71%	(14)

Boyalife (Hong Kong) Ltd.	1,323,530	(13)	12.8%	(14)

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

(2)	Includes 7,788 common shares and 3,667 shares issuable upon the exercise of options.
(3)	Includes 417 shares issuable upon the exercise of options.
(4)	Includes 5,255 common shares and 4,167 shares issuable upon the exercise of options.
(5)	Includes 28,499 common shares and 2,917 shares issuable upon the exercise of options.
(6)

Dr. Xu’s beneficial ownership represents 1,250 shares issuable upon the exercise of options granted to him as a member of the Board of Directors. This does not include the 9,044,117 beneficial shares owned by Boyalife Investment Inc. or the 1,323,530 beneficial shares owned by Boyalife Ltd. Dr. Xu is the President and Chairman of Boyalife USA and the sole stockholder of Boyalife Group Ltd., which is itself the sole stockholder of Boyalife USA. Dr. Xu’s spouse, Ms. Yishu Li, is the sole stockholder of Boyalife Hong Kong. Dr. Xu disclaims beneficial ownership of these shares.

(7)	Includes 36,956 common shares and 41,066 shares issuable upon the exercise of options.
(8)	Includes 14,775 common shares and 1,668 common shares issuable upon the exercise of options.
(9)	Includes 4,199 common shares and 875 shares issuable upon the exercise of options.
(10)	Mr. Harris’ address is 21 Woods Street, San Rafael, CA 94901. This information has been furnished by the shareholder.
(11)	Mr. Sivilott’s address is 318 Durie Street, Toronto, Ontario M6S 3G3, Canada. This information has been furnished by the shareholder.
(12)

The business address of Boyalife Investment Inc. (“Boyalife USA”) is c/o Boyalife Group, Ltd. 800 Jiefang Road East,Wuxi City, China 214002. This information is based on Schedule 13Ds filed with the SEC.

(13)

The business address of Boyalife (Hong Kong) Ltd. (“Boyalife Hong Kong”) is c/o Boyalife Group, Ltd. 800 Jiefang Road East,Wuxi City, China 214002. This information is based on Schedule 13Ds filed with the SEC.

(14)

Boyalife Hong Kong is an affiliate of Boyalife USA. In addition, Yishu Li is the principal of Boyalife Hong Kong and is the spouse of Dr. Xu who is the principal of Boyalife USA. As such, the combined beneficial ownership of Boyalife USA and Boyalife Hong Kong represents 83.8% of our outstanding shares of common stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the fiscal years ended June 30, 2016 and 2015, there were no related party transactions reportable under Item 404 of Regulation S-K.

As disclosed in the “Directors” section under Item 10 above, Mr. Bagnall, Mr. Moore, Dr. Rao and Mr. Rhein are deemed independent under the NASDAQ rules.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the fees billed to us by Marcum LLP and Ernst & Young. Marcum LLP was appointed our principal accountant on May 29, 2015.

	Marcum		Marcum		E&Y
Fee Category	Fiscal 2016		Fiscal 2015		Fiscal 2015
Audit Fees	$364,000	(1)	$199,000	(1)	$213,000	(1)
Audit-Related Fees	--		--		383,000	(2)
Tax Fees	--		--		40,000	(3)
All Other Fees(4)	--		--		--
Total Fees	$364,000		$199,000		$636,000

(1)

The audit fees consisted of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements and capital market financings.

(2)	Includes fees billed for consulting services performed regarding a deficiency in the Company’s governance practices.
(3)	Tax fees consist of fees for tax compliance and tax advice which relate to the preparation of federal and state tax returns and other services.
(4)

All other fees consist of fees for other permissible work performed that does not meet with the above category descriptions. There were no fees for other services by Marcum LLP for the fiscal years ended June 30, 2016 and 2015 or Ernst & Young for fiscal 2015.

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

Cesca Therapeutics Inc.

Dated: October 27, 2016	By:/s/	Michael Bruch
Chief Financial Officer