Form 10-Q
period 2016-09-30
CESCA THERAPEUTICS INC.
filed 2016-11-17
CIK 811212

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016.

or

___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-16375.

Cesca Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3018487
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2016
Common stock, $.001 par value	9,790,500

1

Cesca Therapeutics Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cesca Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,608	$5,835
Accounts receivable, net of allowance for doubtful accounts of $56 ($49 at June 30, 2016)	3,010	3,169
Inventories, net of reserves of $1,365 ($1,437 at June 30, 2016)	3,357	3,593
Prepaid expenses and other current assets	203	246
Total current assets	12,178	12,843

Equipment at cost, less accumulated depreciation	3,011	2,962
Goodwill	13,195	13,195
Intangible assets, net	20,723	20,821
Other assets	78	78
Total assets	$49,185	$49,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,821	$2,648
Accrued payroll and related expenses	372	449
Deferred revenue	560	783
Other current liabilities	1,193	1,662
Total current liabilities	3,946	5,542

Noncurrent deferred tax liability	7,641	7,641
Derivative obligations	996	670
Convertible debentures, net	--	2,489
Other non-current liabilities	275	1,284
Total liabilities	12,858	17,626

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--
Common stock, $0.001 par value;150,000,000 shares authorized; 9,790,500 issued and outstanding (3,010,687 at June 30, 2016)	9	3
Paid in capital in excess of par	215,060	188,569
Accumulated deficit	(178,707)	(156,262)
Accumulated other comprehensive loss	(35)	(37)

Total stockholders’ equity	36,327	32,273

Total liabilities and stockholders’ equity	$49,185	$49,899

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2016	2015

Net revenues	$3,767	$2,823

Cost of revenues	2,385	2,456

Gross profit	1,382	367

Expenses:

Sales and marketing	481	632

Research and development	670	1,097

General and administrative	2,179	2,552

Total operating expenses	3,330	4,281

Loss from operations	(1,948)	(3,914)
Fair value change of derivative instruments	(326)	1,426
Amortization of debt discount	(9,851)	(13)
Interest Expense	(10,535)	(7)
Registration rights liquidated damages	--	(880)
Other income and (expenses)	215	(9)
Net loss	$(22,445)	$(3,397)

Net loss	$(22,445)	$(3,397)
Other comprehensive income:
Foreign currency translation adjustments	2	(25)
Comprehensive loss	$(22,443)	$(3,422)

Per share data:

Basic and diluted net loss per common share	$(3.71)	$(1.67)

Weighted average common shares outstanding – basic and diluted	6,048,982	2,027,612

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(22,445)	$(3,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261	365
Stock based compensation expense	298	343
(Recovery of) reserve for excess and slow-moving inventories	(71)	141
Amortization of debt discount and issue costs	10,011	15
Change in fair value of derivative	326	(1,426)
Non-cash accrued interest	10,373	--
Net change in operating assets and liabilities:
Accounts receivable	162	1,459
Inventories	258	453
Prepaid expenses and other current assets	43	29
Accounts payable	(832)	300
Accrued payroll and related expenses	(77)	(86)
Deferred revenue	(224)	(134)
Other current liabilities	(122)	633
Other noncurrent liabilities	30	--

Net cash used in operating activities	(2,009)	(1,305)
Net cash flows used in investing activities:
Capital expenditures	(154)	(187)

Cash flows from financing activities:
Proceeds from convertible debentures, net of financing costs	--	4,720
Payments on capital lease obligations	(23)	(14)
Repurchase of common stock	(134)	(5)
Proceeds from issuance of common stock, net	2,091	--
Net cash provided by financing activities	1,934	4,701
Effects of foreign currency rate changes on cash and cash equivalents	2	(7)
Net increase(decrease) in cash and cash equivalents	(227)	3,202

Cash and cash equivalents at beginning of period	5,835	3,357
Cash and cash equivalents at end of period	$5,608	$6,559

Supplemental non-cash financing and investing information:
Derivative obligation related to issuance of warrants	--	$4,282
Common stock issued for payment of convertible debentures and interest	$23,905	--

See accompanying notes.

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share amounts)

1.     Description of Business and Basis of Presentation

Organization and Basis of Presentation

Cesca Therapeutics Inc. (“Cesca”, or the “Company”) develops and markets integrated cellular therapies and delivery systems that advance the safe and effective practice of regenerative medicine. Cesca is a leader in developing and manufacturing automated blood and bone marrow processing systems that enable the separation, processing and preservation of cell and tissue therapy products.

Reverse Stock Split

On March 4, 2016, the Company affected a one (1) for twenty (20) reverse split of its issued and outstanding common stock. There were no changes to its authorized number of shares of common stock of 350,000,000.

All historical share amounts disclosed herein have been retroactively recast to reflect the reverse split. No fractional shares were issued; fractional shares of common stock were rounded up to the nearest whole share.

Liquidity and Going Concern

At September 30, 2016, the Company had cash and cash equivalents of $5,608 and working capital of $8,232. The Company has incurred recurring operating losses and as of September 30, 2016 had an accumulated deficit of $178,707. The Company has primarily financed operations through the sale of equity securities, convertible debentures and the sale of certain non-core assets.

The Company will need additional funding to support its phase III Critical Limb Ischemia (“CLIRST III”) trial. As such, management has been exploring additional funding sources including strategic partner relationships. The Company cannot assure that such funding will be available on a timely basis, in needed quantities, or on favorable terms, if at all. If the Company is unable to generate sufficient revenues or obtain additional funds for its working capital needs, the Company will have to further scale-back operations.

Because of recurring and expected operating losses, its cash balance and severance payments due to the departing Chief Executive Officer, see Subsequent Event footnote 7, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Cesca and its wholly-owned subsidiaries, TotipotentRX Cell Therapy, Pvt. Ltd. and TotipotentSC Scientific Product Pvt. Ltd. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (“SEC”) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the three month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

2.     Summary of Significant Accounting Policies

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

Segment Reporting

The Company has one reportable business segment: the research, development and commercialization of devices and cell-based therapies for regenerative medicine.

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

	2016		2015
Common stock equivalents of convertible debentures	--		404,412
Vested Series A warrants	404,412		404,412
Unvested Series A warrants	698,529	(1)	698,529	(1)
Vested Series B warrants	--		222,427
Unvested Series B warrants	--		384,191
Warrants – other	3,725,782		252,620
Stock options	270,016		168,066
Restricted stock units	161,170		68,760
Total	5,259,909		2,603,417

(1)

The unvested Series A warrants were subject to vesting based upon the amount of funds actually received by the Company in the second close of the August 2015 financing which never occurred. The warrants will remain outstanding but unvested until they expire in February 2021.

Reclassifications

Certain reclassifications have been made from the fiscal 2016 amounts to conform to the fiscal 2017 presentation. These reclassifications did not have any effect on our net loss or stockholders’ equity.

Recently Adopted Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation - Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in ASU 2014-12 apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition that affects the vesting of the award. The Company adopted ASU 2014-12 effective July 1, 2016. The Company applies the amendments in ASU 2014-12 prospectively to all awards granted or modified after the effective date. Adoption of the new update to ASU 2014-12 did not have any impact on the financial statements of the Company.

3.     Commitments and Contingencies

Financial Covenants

Effective September 30, 2015, the Company entered into a Fifth Amended and Restated Technology License and Escrow Agreement which modified the financial covenant that the Company must meet in order to avoid an event of default: cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000 must be maintained. The Company is in compliance with this financial covenant as of September 30, 2016.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited balance sheets. The change in the warranty liability for the three months ended September 30, 2016 is summarized in the following table:

Balance at July 1, 2016	$566
Warranties issued during the period	28
Settlements made during the period	(60)
Changes in liability for pre-existing warranties during the period	(11)
Balance at September 30, 2016	$523

Employee Agreements and Company Policy

As of September 30, 2016, the Company’s key executives have certain rights upon termination under employment agreements or current company policy. The agreements and company policy provide, among other things, for the payment of twelve to twenty-four months of severance compensation for termination under certain circumstances. With respect to these agreements and policy at September 30, 2016, potential severance, including incentive compensation amounted to $1,911.

4.     Convertible Debentures

In February 2016 in exchange for aggregate proceeds of $15 million, the Company sold and issued to Boyalife Investment Inc. and Boyalife (Hong Kong) Limited (i) 735,294 shares of common stock at a purchase price of $3.40 per share (the “Stock Price”) for gross proceeds of $2.5 million, (ii) Secured Convertible Debentures for $12.5 million (the “Debentures”) convertible into 3,676,471 shares of common stock and (iii) warrants to purchase 3,529,412 additional shares of common stock at an exercise price of $8.00 per share for a period of five years. The amount of warrants was based on 80% coverage of the shares issued or to be issued for the equity transaction in (i) and the debt transaction in (ii) above. The warrants were exercisable on August 13, 2016 and are outstanding at September 30, 2016.

On August 22, 2016, the Company notified Boyalife Investment Inc., that the Company elected to convert all outstanding principal and interest accrued and otherwise payable under the Debentures, which included the conversion of $12,500 of principal and $8,250 of interest up to and including the maturity date of the Debentures. Upon conversion, 6,102,941 shares of common stock were issued and the Debentures and all security interest and liens were terminated. The common shares of 2,426,470 that were issued for payment of the interest, had a fair market value of $11,404 on August 22, 2016. Accordingly, an additional $3,154 of interest expense was recorded on the date of conversion.

At the time of the conversion, the remaining debt discount of $9,538 and debt issue costs of $155 were fully amortized.

5.     Derivative Obligations

Series A Warrants

Series A warrants to purchase 404,412 common shares were issued and vested during the year ended June 30, 2016. At the time of issuance, the Company determined that as such warrants can be settled for cash at the holders’ option in a future fundamental transaction which constituted a derivative liability. The Company has estimated the fair value of the derivative liability, using a Binomial Lattice Valuation Model and the following assumptions:

	Series A
	September 30, 2016	June 30, 2016
Market price of common stock	$3.92	$2.93
Expected volatility	103%	99%
Contractual term (years)	4.4	4.7
Discount rate	1.06%	1.01%
Dividend rate	0%	0%
Exercise price	$8.00	$8.00

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded a loss of $326 and a gain of $1,426 during the three months ended September 30, 2016 and 2015, respectively, representing the net change in the fair value of the derivative liability, which is presented as fair value change of derivative instruments, in the accompanying consolidated statements of operations and comprehensive loss.

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and June 30, 2016:

	Balance at September 30, 2016	Level 1	Level 2	Level 3

Derivative obligation	$996	$-	$-	$996

	Balance at June 30, 2016	Level 1	Level 2	Level 3

Derivative obligation	$670	$-	$-	$670

The following table reflects the change in fair value of the Company’s derivative liabilities for the three months ended September 30, 2016 and June 30, 2016:

Amount
Balance – July 1, 2016	$670
Change in fair value of derivative obligation	326
Balance – June 30, 2016	$996

6.     Stockholders’ Equity

Common Stock

On August 3, 2016, the Company sold 600,000 shares of common stock at a price of $4.10 per share. The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company of $369, were $2,091.

In July 2016, the compensation committee of the board of directors granted 118,288 shares of fully vested common stock to employees in partial payment of their earned amounts under the Company’s 2016 short term incentive plan. The election was made by some of the employees to satisfy the applicable federal income tax withholding obligation by a net share settlement, pursuant to which the Company withheld 46,879 shares and used the deemed proceeds from those shares to pay the income tax withholding. The net share settlement is deemed to be a repurchase by the Company of its common stock.

Stock Based Compensation

The Company recorded stock-based compensation of $298 and $343 for the three months ended September 30, 2016 and 2015, respectively.

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2016	104,378	$14.85

Granted	169,825	$2.93
Forfeited	(1,937)	$14.46
Expired	(2,250)	$18.00

Outstanding at September 30, 2016	270,016	$7.33	6.4	$180

Vested and Expected to Vest at September 30, 2016	199,023	$8.57	6.2	$115

Exercisable at September 30, 2016	68,925	$15.55	5.5	$11

On July 7, 2016, the compensation committee of the board of directors granted 156,100 options to various employees. The options have an exercise price of $2.86, the closing price on the date of grant, they vest ratably every six months over a three year period and have a seven year life. As the options were granted out of the 2016 Equity Incentive Plan (“2016 Plan”), they will not be exercisable until the 2016 Plan is approved by the stockholders, which approval must be received by July 7, 2017.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended September 30, 2016.

The fair value of the Company’s stock options granted for the three months ended September 30, 2016 was estimated using the following weighted-average assumptions:

Expected life (years)	4.4
Risk-free interest rate	0.89%
Expected volatility	100.5%
Dividend yield	0%

Common Stock Restricted Units

The following is a summary of restricted stock activity during the three months ended September 30, 2016:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Balance at June 30, 2016	63,566	$14.96
Granted	98,417	$4.97
Vested	--	--
Forfeited	(813)	$26.16
Outstanding at September 30, 2016	161,170	$8.80

On July 26, 2016, the compensation committee of the board of directors granted 98,417 shares of restricted stock to eight employees. The shares will fully vest on July 1, 2017 provided that the individual is employed by the Company as of such date. If the employee is terminated without cause prior to July 1, 2017 the shares vest immediately.

Warrants

A summary of warrant activity for the three months ended September 30, 2016 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Beginning balance	4,828,723	$9.37
Warrants granted	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Outstanding at September 30, 2016	4,828,723	$9.37
Exercisable at September 30, 2016	4,130,194	$9.60

At September 30, 2016, the total intrinsic value of warrants outstanding and exercisable was $0.

7.     Subsequent Event

On November 3, 2016, the Company’s Chief Executive Officer was replaced. In accordance with his employment agreement, he is due approximately $1.5 million in cash compensation plus the acceleration of vesting of his stock options and restricted stock. The Company expects to record this severance expense in the second quarter of fiscal 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in thousands, except share and per share amounts)

Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and, in the future, could affect actual results, and may cause actual results for fiscal year 2017 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet FDA regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, and other risk factors listed from time to time in our SEC reports, including, in particular, those set forth in the Cesca Therapeutics Inc. Form 10-K for fiscal year 2016. Dollars and amounts set forth below are in thousands, except share and per share amounts.

Overview

Cesca develops and markets integrated cellular therapies and delivery systems that advance the safe and effective practice of regenerative medicine. The Company is a leader in the development and manufacture of automated blood and bone marrow processing systems that enable the separation, processing and preservation of cell and tissue therapy products. The Company was founded in 1986 and is headquartered in Rancho Cordova, California. The Company’s strategy is to continue to enhance the performance and competitiveness of its flagship product lines in the cord blood banking arena while expanding into significant new growth opportunity areas in point of care therapeutics. The Company is developing a number of offerings for the delivery of autologous cell therapies that address significant unmet medical needs and expect to partner with other pioneers in the stem cell arena to accelerate clinical evaluations, expedite regulatory approvals and penetrate the market.

On March 4, 2016, the Company affected a one (1) for twenty (20) reverse split of its issued and outstanding common stock. There were no changes to its authorized number of shares of common stock of 350,000,000. All historical share amounts disclosed herein have been retroactively recast to reflect the reverse split and subsequent share exchange.

Stem Cell Therapies

Cesca has nine cell therapies at various stages of clinical development, all but one with human data. These include critical limb ischemia (“CLI”), acute myocardial infarction (AMI), non-healing ulcers, ischemic stroke, spinal fusion, osteoarthritis, non-union fractures and avascular necrosis. The Company also has an active bone marrow transplantation (“BMT”) program. Cesca’s current emphasis is in three particular areas, as follows:

●

Critical Limb Ischemia (“CLI”) – The Company received FDA approval on June 12, 2015 for an Investigational Device Exemption (“IDE”) for its pivotal clinical trial (the “CLIRST III” study) to evaluate the SurgWerks™- CLI System for the treatment of patients with late-stage, no option, critical limb ischemia. CLI is the last progressive phase of peripheral artery disease, where the leg is so deprived of blood flow and oxygen, that it has visible signs of gangrenous ulceration. The Company has supported or completed two prior feasibility studies in CLI, one delivering a Cesca platform prepared autologous bone marrow cell dose into the afflicted leg artery of 13 human subjects, and the other delivering a similar Cesca platform prepared cell dose into the afflicted limb muscles of 17 human subjects. Cesca is currently engaged in an active dialog with the FDA regarding approaches to moving forward with the CLIRST III clinical trial.

●

Acute Myocardial Infarction (“AMI”) – The SurgWerksTM– AMI System has been designed to facilitate an adjunct treatment for patients who have suffered an acute ST-elevated myocardial infarction (“STEMI”), a particular and most threatening type of heart attack. Therapies delivered using the SurgWerks-AMI system are intended to minimize the adverse remodeling of the heart post-STEMI. The entire 4-step bedside treatment is designed to take less than 120 minutes to complete, in a single surgical procedure, in the heart catheterization laboratory of a hospital.

Bone Marrow Transplant (“BMT”) – The Company has two initiatives within its BMT program: development of the CellWerks™ technology platform for clinical and intra-laboratory use, and the delivery of BMT laboratory services through Cesca’s TotipotentRX subsidiary in India. The CellWerks Platform is designed for optimal laboratory preparation of hematopoietic stem cells to be used in BMT and bio-banking. The technology platform includes a “smart vision” control module, a corresponding disposable for processing blood and bone marrow sourced tissue and sample tracking software enabling GMP compliance. Cell analytics for laboratory and point of care use are under development and will complete the CellWerks offering. The laboratory services provided by TotipotentRX, in collaboration with Fortis Healthcare, are aimed at serving the Indian clinical market for cell therapy.

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

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that have been identified as critical in the preparation of the Company’s condensed consolidated financial statements, please refer to Cesca’s 2016 Annual Report on Form 10-K.

Results of Operations for the Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015

Net Revenues

Net revenues for the three months ended September 30, 2016 were $3,767 compared to $2,823 for the three months ended September 30, 2015, an increase of $944. The increase is primarily a result of increased shipments of AXP disposables and management expects the favorable trend to continue through the second quarter of fiscal 2017. Revenues from Cesca’s Res-Q product line also increased as a result of a final shipment during the quarter to the Company’s largest distributor consistent with the Company’s plan to withdraw the product from the market. We expect Res-Q revenues to return to prior year levels.

The following represents the Company’s revenues by product platform for the three months ended:

	September 30,
	2016	2015

AXP	$1,857	$1,361
BioArchive	905	703
ResQ BMC and MXP	570	205
Manual Disposables	343	407
Other	92	147
	$3,767	$2,823

Gross Profit

The Company’s gross profit was $1,382 or 37% of net revenues for the three months ended September 30, 2016, compared to $367 or 13% for the corresponding fiscal 2016 period. Gross profit increased primarily due to lower overhead costs as a result of Cesca’s September 2015 restructuring initiative to reduce headcount primarily associated with our cord blood banking product line and additions to inventory reserves in the first quarter of fiscal 2016.

Sales and Marketing Expenses

Sales and marketing expenses were $481 for the three months ended September 30, 2016, compared to $632 for the comparable fiscal 2016 period, a decrease of $151 or 24%. The decrease is primarily due to lower personnel costs as a result of the Company’s September 2015 restructuring initiative.

Research and Development Expenses

Research and development expenses include costs associated with Cesca’s engineering, regulatory, scientific and clinical functions.

Research and development expenses were $670 for the three months ended September 30, 2016, compared to $1,097 for the comparable fiscal 2016 period, a decrease of $427 or 39%. The decrease is primarily due to lower personnel costs as a result of the Company’s September 2015 restructuring initiative and other headcount reductions and a reduction in rent expense associated with consolidation of the Company’s US operations into its Rancho Cordova facility. Management expects research and development expense to increase as and when the Company initiates enrollment in the CLIRST III clinical trial.

General and Administrative Expenses

General and administrative expenses include costs associated with accounting, finance, human resources, information system and executive functions.

General and administrative expenses were $2,179 for the three months ended September 30, 2016, compared to $2,552 for the three months ended September 30, 2015, a decrease of $373 or 15%. The decrease is primarily due to lower personnel costs and a reduction in stock compensation.

Non-U.S. GAAP Measures

In addition to the results reported in accordance with U.S. GAAP, Cesca also uses a non-U.S. GAAP measure, adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), to evaluate operating performance and to facilitate comparison with historical results and trends. This financial measure is not a measure of financial performance under U.S. GAAP and should not be considered in isolation or as a substitute for loss as a measure of performance. The calculation of this non-U.S. GAAP measure may not be comparable to similarly titled measures used by other companies. Reconciliations to the most directly comparable U.S. GAAP measure are provided below.

	Three Months Ended September 30,
	2016	2015
Loss from operations	$(1,948)	$(3,914)

Add:
Depreciation and amortization	261	365
Stock-based compensation expense	298	343
Adjusted EBITDA loss	$(1,389)	$(3,206)

Adjusted EBITDA

Adjusted EBITDA loss was $1,389 for the three months ended September 30, 2016 compared to $3,206 for the three months ended September 30, 2015. The adjusted EBITDA loss decreased compared to the first quarter in the prior year due to lower personnel costs and a higher gross profit margin.

Liquidity and Capital Resources

At September 30, 2016, the Company had cash and cash equivalents of $5,608 and working capital of $8,232. This compares to cash and cash equivalents of $5,835 and working capital of $7,301 at June 30, 2016. The increase is primarily due to an August 2016 financing in which 600,000 shares of Cesca’s common stock were sold for net proceeds to the Company of $2.1 million.

On August 22, 2016, the Company elected to convert all outstanding principal and interest accrued and otherwise payable under Debentures aggregating $23,905 dating back to Cesca’s February 2016 financing. Upon conversion, 6,102,941 shares of common stock were issued and the Debentures plus all related security interests and liens were terminated.

The Company anticipates a need for additional funding to support its clinical programs, in particular the CLIRST III clinical trial. As such, management continues to investigate potential new sources of capital, including strategic partner relationships. Cesca cannot assure that such funding will be available, however, on a timely basis, in needed quantities, or on favorable terms, if at all.

Because of recurring and expected operating losses, its cash balance and severance payments due to the departing Chief Executive Officer, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Net cash used in operating activities for the three months ended September 30, 2016 was $2,009 compared to $1,305 for the three months ended September 30, 2015. The increase was primarily due to a limited number of above-average vendor payments.

On August 3, 2016, the Company sold 600,000 shares of common stock at a price of $4.10 per share.

The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company, were $2,091.

Off-Balance Sheet Arrangements

As of September 30, 2016, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cesca is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide information under this item.

Item 4. Controls and Procedures

Cesca carried out an evaluation, under the supervision, and with the participation, of management, including both the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Cesca’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, Cesca’s Chief Executive Officer and Chief Financial Officer have both concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

There were no changes in Cesca’s internal controls over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

In the normal course of operations, the Company may have disagreements or disputes with distributors, vendors or employees. Such potential disputes are seen by management as a normal part of business. There have been no material changes since the disclosures set forth in the Company’s 10-K, as amended, for fiscal year end June 30, 2016.

Item 1A.

Risk Factors.

Readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Cesca’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which could materially affect the Company’s business, financial condition or future results. There have been no material changes from those risk factors. Additional risks and uncertainties not currently known or knowable to the Company or that management currently deems to be immaterial, may also have a materially adverse effect on Cesca’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Cesca had no unregistered sales of equity securities during the three months ended September 30, 2016.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Mine Safety Disclosure. Not applicable.

Item 5.	Other Information. None.

Item 6.	Exhibits. An index of exhibits is found on page 21 of this report

Item 6.	Exhibits.
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cesca Therapeutics Inc.(1)
3.2.1	Bylaws of Cesca Therapeutics Inc.(2)
3.2.2	Restated Bylaws of Cesca Therapeutics Inc.(3)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cesca Therapeutics Inc.(4)
3.3.1	Certificate of Amendment to the Sixth Amendment and Restated Certicate of Incorporation (5)
3.5	Certificate of Amendment to the Amendment and Restated Certificate of Incorporation of Cesca Therapeutics Inc.(6)
10.1	2016 Equity Incentive Plan(7)
10.2	Form of Securities Purchase Agreement(8)
10.3	Form of Placement Agency Agreement(9)
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index

(1)	Exhibit 3.1 to Form 8-K filed on June 25, 2015
(2)	Exhibit 3.2.1 to Form 8-K filed on May 1, 2014
(3)	Exhibit 3.2.2 to Form 8-K filed on October 30, 2014
(4)	Exhibit 3.3 to Form 8-K filed on August 26, 2010
(5)	Exhibit 3.1 to Form 8-K filed on March 4, 2016
(6)	Exhibit 3.5 to Form 8-K filed on November 5, 2015
(7)	Exhibit 10.1 to Form 8-K filed on July 12, 2016.
(8)	Exhibit 10.2 to Form 8-K filed on August 4, 2016.
(9)	Exhibit 10.3 to Form 8-K filed on August 4, 2016.
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

Cesca Therapeutics Inc.
(Registrant)

Dated: November 17, 2016	/s/ Dr. Xiaochun (Chris) Xu
Dr. Xiaochun (Chris) Xu
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: November 17, 2016	/s/ Michael Bruch
Michael Bruch
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)