Form 10-Q
period 2016-12-31
CESCA THERAPEUTICS INC.
filed 2017-02-13
CIK 811212

 SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2016.

or

___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-16375 Cesca Therapeutics Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2017
Common stock, $.001 par value	9.886.402

Cesca Therapeutics Inc.

INDEX

Page Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cesca Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,899	$5,835
Accounts receivable, net of allowance for doubtful accounts of $57 ($49 at June 30, 2016)	3,019	3,169
Inventories, net of reserves of $1,372 ($1,437 at June 30, 2016)	2,763	3,593
Prepaid expenses and other current assets	260	246
Total current assets	10,941	12,843

Equipment at cost, less accumulated depreciation	3,045	2,962
Goodwill	13,195	13,195
Intangible assets, net	20,614	20,821
Other assets	78	78
Total assets	$47,873	$49,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,059	$2,648
Accrued payroll and related expenses	1,621	449
Deferred revenue	402	783
Other current liabilities	1,360	1,662
Total current liabilities	5,442	5,542

Noncurrent deferred tax liability	7,641	7,641
Derivative obligations	844	670
Convertible debentures, net	--	2,489
Other noncurrent liabilities	284	1,284
Total liabilities	14,211	17,626

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value;150,000,000 shares authorized; 9,886,402 issued and outstanding (3,010,687 at June 30, 2016)	10	3
Paid in capital in excess of par	215,795	188,569
Accumulated deficit	(182,106)	(156,262)
Accumulated other comprehensive loss	(37)	(37)
Total stockholders’ equity	33,662	32,273

Total liabilities and stockholders’ equity	$47,873	$49,899

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Net revenues	$4,005	$3,294	$7,772	$6,117

Cost of revenues	2,453	2,266	4,838	4,722

Gross profit	1,552	1,028	2,934	1,395

Expenses:

Sales and marketing	294	527	775	1,159

Research and development	694	646	1,364	1,743

General and administrative	4,137	1,823	6,316	4,375

Total operating expenses	5,125	2,996	8,455	7,277

Loss from operations	(3,573)	(1,968)	(5,521)	(5,882)

Fair value change of derivative instruments	153	2,180	(174)	3,606
Amortization of debt discount	--	(39)	(9,851)	(52)
Interest expense	(2)	(14)	(10,537)	(21)
Registration rights liquidated damages	--	(220)	--	(1,100)
Loss on cashless exercise of warrants	--	(564)	--	(564)
Other income and (expenses)	23	1	239	(8)
Net loss	$(3,399)	$(624)	$(25,844)	$(4,021)

COMPREHENSIVE LOSS
Net loss	$(3,399)	$(624)	$(25,844)	$(4,021)
Other comprehensive income:
Foreign currency translation adjustments	(2)	1	--	(24)
Comprehensive loss	$(3,401)	$(623)	$(25,844)	$(4,045)

Per share data:

Basic and diluted net loss per common share	$(0.35)	$(0.30)	$(3.26)	$(1.96)

Weighted average common shares outstanding – basic and diluted	9,849,041	2,069,233	7,932,300	2,048,423

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(25,844)	$(4,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	473	659
Stock based compensation expense	1,033	304
(Recovery of) reserve for excess and slow-moving inventories	(59)	311
Amortization of debt discount and issue costs	10,011	62
Change in fair value of derivative	174	(3,606)
Non-cash accrued interest	10,373	--
Loss on cashless exercise of warrants	--	564
Net change in operating assets and liabilities:
Accounts receivable	149	1,634
Inventories	811	257
Prepaid expenses and other current assets	(13)	(299)
Accounts payable	(587)	(626)
Accrued payroll and related expenses	1,172	(243)
Deferred revenue	(381)	(336)
Other current liabilities	67	832
Other noncurrent liabilities	51	14

Net cash used in operating activities	(2,570)	(4,494)

Net cash used in investing activities:
Capital expenditures	(276)	(602)

Cash flows from financing activities:

Proceeds from issuance of common stock, net	2,091	--
Proceeds from convertible debentures, net of financing costs	--	4,720
Payments on capital lease obligations	(46)	(27)
Repurchase of common stock	(134)	(5)

Net cash provided by financing activities	1,911	4,688

Effects of foreign currency rate changes on cash and cash equivalents	(1)	(7)
Net decrease in cash and cash equivalents	(936)	(415)

Cash and cash equivalents at beginning of period	5,835	3,357
Cash and cash equivalents at end of period	$4,899	$2,942

Supplemental non-cash financing and investing information:
Derivative obligation related to issuance of warrants	$--	$4,282
Common stock issued for payment of convertible debentures and interest	$23,905	--

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

Liquidity and Going Concern

At December 31, 2016, the Company had cash and cash equivalents of $4,899 and working capital of $5,499. The Company has incurred recurring operating losses and as of December 31, 2016 had an accumulated deficit of $182,106. The Company has primarily financed operations through the sale of equity securities, convertible debentures and the sale of certain non-core assets.

The Company will need additional funding to support its phase III Critical Limb Ischemia (“CLIRST III”) trial. As such, management has been exploring additional funding sources, primarily strategic partner relationships. The Company cannot assure that such funding will be available on a timely basis, in needed quantities, or on favorable terms, if at all. If the Company is unable to generate sufficient revenues or obtain additional funds for its working capital needs, the Company will have to further scale-back operations.

Because of recurring and expected operating losses and its cash balance there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Cesca and its wholly-owned subsidiaries, TotipotentRX Cell Therapy, Pvt. Ltd. and TotipotentSC Scientific Product Pvt. Ltd. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the six month period ended December 31, 2016, are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

	2016		2015
Common stock equivalents of convertible debentures	--		404,412
Vested Series A warrants	404,410		404,410
Unvested Series A warrants	698,529	(1)	698,529	(1)
Vested Series B warrants	--		197,242
Unvested Series B warrants	--		384,191
Warrants – other	3,725,782		252,620
Stock options	321,868		146,838
Restricted stock units	65,148		59,854
Total	5,215,737		2,548,096

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04 which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company has not yet determined the effect that ASU 2017-04 will have on its results of operations, statement of financial position or financial statement disclosures.

In March 2016 the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). This new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted.

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)," was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, "Identifying Performance Obligations and Licensing," issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

3.          Bill Payment Arrangement

The Company entered into a bill payment arrangement whereby Boyalife Group Ltd. (“Payor”), the Company's largest shareholder, will pay the Company’s legal expenses payable to the Company’s attorney related to certain litigation involving SynGen Inc. (the “Bill Payment Arrangement”), although the Company will remain jointly and severally liable for the payment of such legal fees. The terms of the Bill Payment Arrangement provide that the Company will reimburse Payor for any and all amounts paid by Payor in connection with the Bill Payment Arrangement under certain specified events. Any amounts received from Payor will be recorded as a liability until which time such liability has been adjudicated.

4.          Commitments and Contingencies

Financial Covenants

Effective September 30, 2015, the Company entered into a Fifth Amended and Restated Technology License and Escrow Agreement with Cord Blood Registry Systems, Inc. which modified the financial covenant that the Company must meet in order to avoid an event of default. The Company must maintain a cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000. The Company was in compliance with this financial covenant as of December 31, 2016.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited balance sheet. The change in the warranty liability for the six months ended December 31, 2016 is summarized in the following table:

Balance at July 1, 2016	$566
Warranties issued during the period	59
Settlements made during the period	(67)
Changes in liability for pre-existing warranties during the period	(5)
Balance at December 31, 2016	$553

Employee Agreements and Company Policy

As of December 31, 2016, certain of the Company’s key executives have rights upon termination under employment agreements or current company policy. The agreements and company policy provide, among other things, for the payment of twelve months of severance compensation for termination under certain circumstances. With respect to these agreements and policy at December 31, 2016, potential severance, including incentive compensation amounted to $506.

On November 3, 2016, the Company’s Chief Executive Officer (“CEO”) was replaced. In accordance with his employment agreement, he was paid approximately $1.4 million for severance and other benefits plus the acceleration of vesting of his stock options and restricted stock (see Note 7). The severance portion of the expense of $1.2 million was recorded during the quarter ended December 31, 2016 and paid in January 2017.

5.     Convertible Debentures

In February 2016 in exchange for aggregate proceeds of $15 million, the Company sold and issued to Boyalife Investment Inc. and Boyalife (Hong Kong) Limited (i) 735,294 shares of common stock at a purchase price of $3.40 per share (the “Stock Price”) for gross proceeds of $2.5 million, (ii) Secured Convertible Debentures for $12.5 million (the “Debentures”) convertible into 3,676,471 shares of common stock and (iii) warrants to purchase 3,529,412 additional shares of common stock at an exercise price of $8.00 per share for a period of five years. The amount of warrants was based on 80% coverage of the shares issued or to be issued for the equity transaction in (i) and the debt transaction in (ii) above. The warrants were exercisable on August 13, 2016 and are outstanding at December 31, 2016.

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

6.         Derivative Obligations

Series A Warrants

Series A warrants to purchase 404,410 common shares were issued and vested during the year ended June 30, 2016. At the time of issuance, the Company determined that as such warrants can be settled for cash at the holders’ option in a future fundamental transaction which constituted a derivative liability. The Company has estimated the fair value of the derivative liability, using a Binomial Lattice Valuation Model and the following assumptions:

	Series A
	December 31, 2016	June 30, 2016
Market price of common stock	$3.45	$2.93
Expected volatility	106%	99%
Contractual term (years)	4.2	4.7
Discount rate	1.73%	1.01%
Dividend rate	0%	0%
Exercise price	$8.00	$8.00

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded a gain of $153 and $2,180 during the three months ended December 31, 2016 and 2015, respectively and a (loss) gain of ($174) and $3,606 during the six months ended December 31, 2016 and 2015, respectively, representing the net change in the fair value of the derivative liability, which is presented as fair value change of derivative instruments, in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and June 30, 2016:

	Balance at December 31, 2016	Level 1	Level 2	Level 3

Derivative obligation	$844	$-	$-	$844

	Balance at June 30, 2016	Level 1	Level 2	Level 3

Derivative obligation	$670	$-	$-	$670

The following table reflects the change in fair value of the Company’s derivative liabilities for the six months ended December 31, 2016:

Amount
Balance – July 1, 2016	$670
Change in fair value of derivative obligation	174
Balance – December 31, 2016	$844

7.     Stockholders’ Equity

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

Stock Based Compensation

The Company recorded stock-based compensation of $735 and $1,033 for the three and six months ended December 31, 2016, and ($39) and $304 for the three and six months ended December 31, 2015.

Upon the separation with the Company’s CEO in November 2016, in accordance with his employment agreement, all outstanding options and restricted stock awards immediately vested. As a result, the Company recognized $539 of stock compensation expense in general and administrative as the vesting accelerated on 72,496 options and 79,720 restricted stock awards. Additionally, the terms of the options were modified upon the CEO’s termination such that the options were deemed to be exercisable for the entire period of the option versus expiring 90 days from the date of termination. There was no incremental compensation cost recorded for this modification as the fair-value-based measure of the modified award on the date of modification was less than the fair-value-based measure of the original award immediately before the modification.

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2016	104,378	$14.85

Granted	223,825	$2.93
Forfeited	(3,835)	$16.15
Expired	(2,500)	$18.46

Outstanding at December 31, 2016	321,868	$6.52	6.3	$129

Vested and Expected to Vest at December 31, 2016	285,743	$6.88	6.2	$111

Exercisable at December 31, 2016	157,553	$9.58	5.9	$49

In December 2016, the compensation committee of the board of directors granted 50,000 options to the Company’s interim CEO. The options have an exercise price of $2.91, the closing price on the date of grant, they vest in five equal installments on each of December 16, 2016, February 4, 2017, May 4, 2017, August 4, 2017 and November 4, 2017 and have a seven year life. As the options were granted out of the 2016 Equity Incentive Plan (“2016 Plan”), they will not be exercisable until the 2016 Plan is approved by the stockholders, which approval must be received by July 7, 2017.

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

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the six months ended December 31, 2016 and 2015.

The fair value of the Company’s stock options granted for the six months ended December 31, 2016 was estimated using the following weighted-average assumptions:

Expected life (years)	4.2
Risk-free interest rate	1.1%
Expected volatility	102.7%
Dividend yield	0%

At December 31, 2016, the total compensation cost related to options granted but not yet recognized was $259 which will be amortized over a weighted-average period of approximately two years.

Common Stock Restricted Units

The following is a summary of restricted stock activity during the six months ended December 31, 2016:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Balance at June 30, 2016	63,566	$14.96
Granted	98,417	$4.97
Vested	(95,902)	$10.85
Forfeited	(933)	$26.37
Outstanding at December 31, 2016	65,148	$5.26

On July 26, 2016, the compensation committee of the board of directors granted 98,417 shares of restricted stock to eight employees. The shares will fully vest on July 1, 2017 provided that the individual is employed by the Company as of such date. If the employee is terminated without cause prior to July 1, 2017 the shares vest immediately. Two of the eight employees were terminated during the quarter ended December 31, 2016, as such, 35,902 shares vested.

Warrants

A summary of warrant activity for the six months ended December 31, 2016 follows:

	Number of Shares	Weighted- Average Exercise Price Per Share
Beginning balance	4,828,721	$9.37
Warrants granted	--	--
Warrants canceled	--	--
Warrants exercised	--	--

Outstanding at December 31, 2016	4,828,721	$9.37

Exercisable at December 31, 2016	4,130,192	$9.60

At December 31, 2016, the total intrinsic value of warrants outstanding and exercisable was $0.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. We wish to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual results for fiscal year 2017 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, failure to meet The Food and Drug Administration (“FDA”) regulations governing our products and operations and recalls associated with such regulations, the risks associated with initiating manufacturing for new products, failure to meet The Foreign Corrupt Practices Act (“FCPA”) regulations, legal proceedings, and the risk factors listed from time to time in our SEC reports, including, in particular, the factors and discussion in our Form 10-K for fiscal year 2016.

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

Critical Limb Ischemia (“CLI”) – On January 5, 2017, we announced that we received approval from the U.S. Food and Drug Administration (FDA) for significant revisions to our pivotal study for treatment of Critical Limb Ischemia (CLI). The CLI clinical trial is designed to demonstrate the safety and efficacy of our point-of-care SurgWerks system for the treatment of CLI patients with limited or no treatment options. The study was first approved by the FDA in June 2015, but was not initiated at that time pending funding.

The changes approved by the FDA are intended to increase patient enrollment by expanding the patient pool from Rutherford Category 5 patients only, to also include Rutherford Category 4 patients, or patients with a less severe form of the disease.  In addition, the study population has been expanded to include patients who are poor candidates for either surgery or endovascular therapies, as opposed to only those patients with no viable treatment options. Finally, the FDA accepted to change the control arm from a placebo to a less invasive sham procedure. Although the primary endpoint remains Amputation Free Survival (AFS), a standard in all current CLI drug and biologic trials, the FDA recognized the need to increase the available patient population in order to properly power the clinical trial.  Compared to the initial study design, the sample size was increased from 224 to 362 patients, which in turn allowed the superiority margin to be reduced from 20% to 13%.  We believe that the reduced superiority margin is both achievable and clinically relevant. Due to the increased patient pool, it is expected that enrollment rates will be better than previous CLI clinical trials. Other improvements to the study include a reduction in study-related testing, improved statistical methods, and streamlined study oversight, all of which are intended to reduce costs and improve patient recruitment and investigator participation.

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

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our 2016 Annual Report on Form 10-K.

Results of Operations for the Three Months Ended December 31, 2016 as Compared to the Three Months Ended December 31, 2015

Net Revenues

Net revenues for the three months ended December 31, 2016 were $4,005 compared to $3,294 for the three months ended December 31, 2015, an increase of $711 or 22%. The increase is primarily a result of increased shipments of AXP disposables to a single end-user customer. We do not expect this trend to continue in the third quarter.

The following represents the Company’s revenues by product platform for the three months ended:

	December 31,
	2016	2015

AXP	$2,958	$2,046
BioArchive	591	584
Manual Disposables	338	383
ResQ BMC and MXP	43	126
Other	75	155
	$4,005	$3,294

Gross Profit

The Company’s gross profit was $1,552 or 39% of net revenues for the three months ended December 31, 2016, compared to $1,028 or 31% for the corresponding fiscal 2016 period. Our gross profit margin increased primarily due to higher average sales prices on our mix of products sold. Additionally, there was an increase to our inventory reserves during the quarter ended December 31, 2015.

Sales and Marketing Expenses

Sales and marketing expenses were $294 for the three months ended December 31, 2016, compared to $527 for the comparable fiscal 2016 period, a decrease of $233 or 44%. The decrease is primarily due to lower personnel costs from voluntary and involuntary terminations.

Research and Development Expenses

Research and development expenses include costs associated with our engineering, regulatory, scientific and clinical functions.

Research and development expenses were $694 for the three months ended December 31, 2016, compared to $646 for the comparable fiscal 2016 period, an increase of $48 or 7%. The slight increase is primarily due to an overall credit in stock compensation in research and development during the quarter ended December 31, 2015 related to terminations and revaluing consultant awards. We anticipate research and development costs to increase if we initiate the CLIRST III clinical trial.

General and Administrative Expenses

General and administrative expenses include costs associated with our accounting, finance, human resources, information system and executive functions.

General and administrative expenses were $4,137 for the three months ended December 31, 2016, compared to $1,823 for the comparable fiscal 2016 period, an increase of $2,314 or 127%. The increase is primarily due to the termination of our chief executive officer in November which resulted in $1.9 million of expense for his severance, other benefits and acceleration of stock options and restricted stock units. Additionally, legal expenses increased $650 largely as a result of attorney fees associated with the SynGen litigation. This litigation is a potential gain contingency. We currently have an agreement to be reimbursed for these legal fees by our largest shareholder. Netting out the $1.9 million non-recurring severance charge and the increase in legal fees of $650, this line item decreased from the quarter ended December 31, 2015.

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

	Three Months Ended December 31,
	2016	2015
Loss from operations	$(3,573)	$(1,968)

Add (subtract):
Depreciation and amortization	212	294
Stock-based compensation expense	735	(39)
Adjusted EBITDA loss	$(2,626)	$(1,713)

Adjusted EBITDA

The adjusted EBITDA loss was $2,626 for the three months ended December 31, 2016 compared to $1,713 for the three months ended December 31, 2015. The adjusted EBITDA loss increased compared to the second quarter in the prior year primarily due to the severance and other related costs during the three months ended December 31, 2016 associated with terminating our chief executive officer.

Results of Operations for the Six Months Ended December 31, 2016 as Compared to the Six Months Ended December 31, 2015

Net Revenues

Net revenues for the six months ended December 31, 2016 were $7,772 compared to $6,117 for the six months ended December 31, 2015, an increase of $1,655 or 27%. The increase is primarily a result of increased shipments of AXP disposables to a single end-user customer. Revenues from Cesca’s Res-Q product line also increased as a result of a final shipment during the first quarter of fiscal 2017 to the Company’s largest Res-Q distributor consistent with the Company’s plan to withdraw the product from the market.

The following represents the Company’s revenues by product platform for the six months ended:

	December 31,
	2016	2015

AXP	$4,815	$3,407
BioArchive	1,496	1,287
Manual Disposables	681	790
ResQ BMC and MXP	613	331
Other	167	302
	$7,772	$6,117

Gross Profit

The Company’s gross profit was $2,934 or 38% of net revenues for the six months ended December 31, 2016, compared to $1,395 or 23% for the corresponding fiscal 2016 period. Our gross profit margin increased primarily due to higher average sales prices on our mix of products sold during the six months ended December 31, 2016. Additionally, there was an increase to our inventory reserves during the six months ended December 31, 2015.

Sales and Marketing Expenses

Sales and marketing expenses were $775 for the six months ended December 31, 2016, compared to $1,159 for the comparable fiscal 2016 period, a decrease of $384 or 33%. The decrease is primarily due to lower personnel costs during the six months ended December 31, 2016 as a result of our September 2015 restructuring initiative and other attrition.

Research and Development Expenses

Research and development expenses were $1,364 for the six months ended December 31, 2016, compared to $1,743 for the comparable fiscal 2016 period, a decrease of $379 or 22%. The decrease is primarily due to lower personnel costs during the six months ended December 31, 2016 from our September 2015 restructuring initiative and other attrition and a reduction in rent expense associated with consolidation of our US operations into our Rancho Cordova facility. We anticipate research and development costs to increase if we initiate the CLIRST III clinical trial.

General and Administrative Expenses

General and administrative expenses were $6,316 for the six months ended December 31, 2016, compared to $4,375 for the comparable fiscal 2016 period, an increase of $1,941 or 44%. The increase is primarily due to the termination of our chief executive officer in November which resulted in $1.9 million of expense for his severance and acceleration of stock options and restricted stock units. Additionally, legal expenses increased $955,000 largely as a result of attorney fees associated with the SynGen litigation. This litigation is a potential gain contingency. We currently have an agreement to be reimbursed for these legal fees by our largest shareholder. Netting out the $1.9 million non-recurring severance charge and the increase in legal fees of $955, this line item decreased from the six months ended December 31, 2015.

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

	Six Months Ended December 31,
	2016	2015
Loss from operations	$(5,521)	$(5,882)

Add (subtract):
Depreciation and amortization	473	659
Stock-based compensation expense	1,033	304
Adjusted EBITDA loss	$(4,015)	$(4,919)

Adjusted EBITDA

The adjusted EBITDA loss was $4,015 for the six months ended December 31, 2016 compared to $4,919 for the six months ended December 31, 2015. The adjusted EBITDA loss decreased compared to the comparable period in the prior year due to our savings realized from the September 2015 restructuring and a higher gross profit margin on our mix of products sold.

Liquidity and Capital Resources

At December 31, 2016, the Company had cash and cash equivalents of $4,899 and working capital of $5,499. This compares to cash and cash equivalents of $5,835 and working capital of $7,301 at June 30, 2016. The Company has primarily financed operations through private and public placement of equity securities.

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

Because of recurring and expected operating losses, our cash balance and severance payments due to the terminated chief executive officer, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Net cash used in operating activities for the six months ended December 31, 2016 was $2,570 compared to $4,494 for the six months ended December 31, 2015. The improvement in net cash used in operating activities was primarily due to the savings realized from the September 2015 restructuring and a higher gross profit margin on our mix of products sold.

On November 3, 2016, our Chief Executive Officer was replaced. In accordance with his employment agreement, he was paid approximately $1.4 million for severance and other benefits plus the acceleration of vesting of his stock options and restricted stock. The severance expense of $1.2 million was recorded during the quarter ended December 31, 2016 and paid in January 2017.

On August 3, 2016, the Company sold 600,000 shares of common stock at a price of $4.10 per share. The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company, were $2,091.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures

Cesca carried out an evaluation, under the supervision, and with the participation, of management, including both the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Cesca’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, Cesca’s Chief Executive Officer and Chief Financial Officer have both concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

There were no changes in Cesca’s internal controls over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of operations, we may have disagreements or disputes with distributors, vendors or employees. Such potential disputes are seen by management as a normal part of business. There have been no material changes since the disclosures set forth in the Company’s 10-K for fiscal year end June 30, 2016.

Item 1A.	Risk Factors.

In addition to the risk factors discussed below and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which could materially affect our business, financial condition or future results. There have been no material changes from those risk factors, other than the risk factors listed below. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or knowable to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors. We are currently a “smaller reporting company,” meaning that we have a public float of less than $75 million. As long as we are considered a smaller reporting company, we are permitted to provide simplified executive compensation and other disclosures in our SEC filings, we will be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, and our disclosure obligations in SEC filings will be limited in certain other respects, including, among other things, that we are only required to provide two years of audited financial statements in annual reports. Such limited disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us. We are required to establish and maintain adequate internal control over financial reporting, which are processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We are also required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires public companies to conduct an annual review and evaluation of their internal control over financial reporting and to obtain attestations of the effectiveness of internal controls by independent auditors. However, as a “smaller reporting company,” we are not required to obtain an auditor attestation. If, in the future, we require an attestation report from our independent registered public accounting firm and that firm is unable to provide an unqualified attestation report on the effectiveness of our internal controls over financial reporting, investor confidence and, in turn, our stock price could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cesca Therapeutics Inc.(1)
3.2.1	Bylaws of Cesca Therapeutics Inc.(2)
3.2.2	Restated Bylaws of Cesca Therapeutics Inc.(3)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cesca Therapeutics Inc.(4)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cesca Therapeutics Inc.(5)
3.5	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation.(6)
10.1	Form of Indemnification Agreement(7)
10.2	General Release of Waiver dated November 7, 2016 by and between Cesca Therapeutics, Inc. and Robin Stracey(8)
10.3	Employment Agreement dated December 14, 2016 by and between Cesca Therapeutics Inc. and Dr. Xiaochun (Chris) Xu(9)
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index

(1)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 25, 2015
(2)	Incorporated by reference to Exhibit 3.2.1 to Form 8-K filed on May 1, 2014
(3)	Incorporated by reference to Exhibit 3.2.2 to Form 8-K filed on October 30, 2014
(4)	Incorporated by reference to Exhibit 3.3 to Form 8-K filed on August 26, 2010
(5)	Incorporated by reference to Exhibit 3.5 to Form 8-K filed on November 5, 2015
(6)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2016
(7)	Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on November 17, 2016
(8)	Incorporated by reference to Exhibit 10.2 to Form 8-K/A filed on November 17, 2016
(9)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 20, 2016
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

Cesca Therapeutics Inc. (Registrant)

Dated: February 13, 2017	By:	/s/ Dr. Xiaochun (Chris) Xu
Dr. Xiaochun (Chris) Xu Interim Chief Executive Officer (Principal Executive Officer)

Dated: February 13, 2017	By:	/s/ Michael R. Bruch
Michael R. Bruch Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)