Form 10-Q
period 2017-03-31
CESCA THERAPEUTICS INC.
filed 2017-05-12
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017.

or

___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900 Cesca Therapeutics Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]	Smaller reporting company [X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2017
Common stock, $.001 par value	9,902,733

Cesca Therapeutics Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cesca Therapeutics Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2017	June 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,791	$5,835
Accounts receivable, net of allowance for doubtful accounts of $86 ($49 at June 30, 2016)	2,956	3,169
Inventories, net of reserves of $1,396 ($1,437 at June 30, 2016)	3,543	3,593
Prepaid expenses and other current assets	334	246
Total current assets	10,624	12,843

Equipment, less accumulated depreciation	2,351	2,962
Goodwill	13,195	13,195
Intangible assets, net	20,543	20,821
Other assets	63	78
Total assets	$46,776	$49,899
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,926	$2,648
Accrued payroll and related expenses	307	449
Deferred revenue	688	783
Related party payable	606	--
Other current liabilities	1,199	1,662
Total current liabilities	4,726	5,542

Long term debt – related party	1,500	--
Derivative obligations	774	670
Convertible debentures, net	--	2,489
Other noncurrent liabilities	325	1,284
Noncurrent deferred tax liability	7,641	7,641
Total liabilities	14,966	17,626

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; none issued and outstanding	--	--

Common stock, $0.001 par value; 350,000,000 shares authorized; 9,902,316 issued and outstanding (3,010,687 at June 30, 2016)	10	3
Paid in capital in excess of par	216,042	188,569
Accumulated deficit	(184,203)	(156,262)
Accumulated other comprehensive loss	(39)	(37)

Total stockholders’ equity	31,810	32,273

Total liabilities and stockholders’ equity	$46,776	$49,899

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Net revenues	$3,252	$2,832	$11,024	$8,949

Cost of revenues	1,875	2,424	6,713	7,146

Gross profit	1,377	408	4,311	1,803

Expenses:

Sales and marketing	335	537	1,110	1,696

Research and development	567	708	1,931	2,451

General and administrative	2,591	1,904	8,907	6,279

Total operating expenses	3,493	3,149	11,948	10,426

Loss from operations	(2,116)	(2,741)	(7,637)	(8,623)
Other income (expense):
Amortization of debt discount	--	(5,137)	(9,851)	(5,189)
Fair value change of derivative instruments	69	(454)	(104)	3,152
Interest expense	(19)	--	(10,556)	--
Registration rights liquidated damages	--	--	--	(1,100)
Loss on cashless exercise of warrants	--	(475)	--	(1,039)
Loss on extinguishment of debt	--	(795)	--	(795)
Loss on modification of Series A warrants	--	(149)	--	(149)
Other income and (expenses)	(31)	(1,122)	207	(1,151)
Total other income (expense)	19	(8,132)	(20,304)	(6,271)

Net loss	$(2,097)	$(10,873)	$(27,941)	$(14,894)

COMPREHENSIVE LOSS Net loss	$(2,097)	$(10,873)	$(27,941)	$(14,894)
Other comprehensive income:
Foreign currency translation adjustments	(2)	(3)	(2)	(27)
Comprehensive loss	$(2,099)	$(10,876)	$(27,943)	$(14,921)

Per share data:

Basic and diluted net loss per common share	$(0.21)	$(4.00)	$(3.26)	$(6.56)

Weighted average common shares outstanding – Basic and diluted	9,891,707	2,715,860	8,572,918	2,270,902

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(27,941)	$(14,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	660	876
Stock based compensation expense	1,280	551
(Recovery of) reserve for excess and slow-moving inventories	(37)	451
Amortization of debt discount	9,851	5,189
Amortization of debt issue costs	160	785
Change in fair value of derivative	104	(3,152)
Non-cash accrued interest	10,373	--
Loss on disposal of equipment	70	--
Loss on cashless exercise of warrants	--	1,039
Loss on extinguishment of debt	--	795
Loss on modification of Series A warrants	--	149
Net change in operating assets and liabilities:
Accounts receivable	224	1,040
Inventories	599	568
Prepaid expenses and other current assets	(86)	(301)
Other assets	16	--
Accounts payable	(738)	(1,733)
Related party payable	606	--
Accrued payroll and related expenses	(142)	(384)
Deferred revenue	(96)	(87)
Other current liabilities	(100)	368
Other noncurrent liabilities	84	391
Net cash used in operating activities	(5,113)	(8,349)

Net cash used in investing activities:
Capital expenditures	(310)	(602)

Cash flows from financing activities:
Gross proceeds from convertible debentures	--	18,000
Proceeds from long term debt – related party	1,500	--
Payment of financing cost	(13)	(961)
Repayment of convertible debentures	--	(6,444)
Payment to extinguish derivative obligations	--	(159)
Payments on capital lease obligations	(68)	(46)
Proceeds from issuance of common stock, net	2,091	2,463
Repurchase of common stock	(134)	(5)
Net cash provided by financing activities	3,376	12,848
Effects of foreign currency rate changes on cash and cash equivalents	3	(7)
Net increase (decrease) in cash and cash equivalents	(2,044)	3,890

Cash and cash equivalents at beginning of period	5,835	3,357
Cash and cash equivalents at end of period	$3,791	$7,247

Supplemental non-cash financing and investing information:
Common stock issued for payment of convertible debenture and interest	$23,905	--
Derivative obligation related to issuance of warrants	--	$4,282
Transfer of equipment to inventories	$625	--

See accompanying notes.

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share amounts)

1.     Basis of Presentation

Organization and Basis of Presentation

Cesca Therapeutics Inc. (the “Company” or “Cesca”) develops and markets integrated cellular therapies and delivery systems that advance the safe and effective practice of regenerative medicine. Cesca’s product pipeline includes automated blood and bone marrow processing systems that enable the separation, processing and preservation of cell and tissue therapy products.

Liquidity

At March 31, 2017, the Company had cash and cash equivalents of $3,791 and working capital of $5,898. The Company has incurred recurring operating losses and as of March 31, 2017 had an accumulated deficit of $184,203. The Company has primarily financed operations through the sale of equity securities, debt and the sale of certain non-core assets.

On March 6, 2017, the Company entered into a Revolving Credit Agreement (“Credit Agreement”) with Boyalife Investment Fund II, Inc. (Refer to Note 3). As of March 31, 2017, the Company had drawn down $1,500 of the $5,000 available under the Credit Agreement. Boyalife Investment Fund II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Interim Chief Executive Officer and Chairman of the Board.

Based upon the additional $3,500 available to draw down under the Credit Agreement, the Company’s cash balance, historical trends, reductions in operating expenses, expected outflows and projections for revenues, management believes it will have sufficient cash to provide for its projected needs to maintain operations and working capital requirements for at least the next 12 months from the date of filing this quarterly report.

The Company will need additional funding to support its operations and its clinical development programs, in particular the Phase III Critical Limb Ischemia Rapid Stem Cell Treatment (“CLIRST III”) trial. Accordingly, management has been exploring additional funding sources, with a primary focus on strategic partner relationships. The Company cannot assure that such funding will be available on a timely basis, in needed quantities, or on favorable terms, if at all.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cesca Therapeutics Inc. and its wholly-owned subsidiaries, ThermoGenesis Corp., TotipotentRX Cell Therapy, Pvt. Ltd. and TotipotentSC Scientific Product Pvt. Ltd. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts have been reclassified to conform to the current presentation. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the nine-month period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

Revenue arrangements with multiple deliverables are divided into units of accounting if certain criteria are met, including whether the deliverable item(s) has (have) value to the customer on a stand-alone basis. Revenue for each unit of accounting is recognized as the unit of accounting is delivered. Arrangement consideration is allocated to each unit of accounting based upon the relative estimated selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Estimated selling prices are determined using vendor specific objective evidence of value (VSOE), when available, or an estimate of selling price when VSOE is not available for a given unit of accounting. Significant inputs for the estimates of the selling price of separate units of accounting include market and pricing trends and a customer’s geographic location. The Company accounts for training and installation, service agreements, the collection, processing and testing of umbilical cord blood and the storage of umbilical cord blood as separate units of accounting.

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

Fair Value Measurements

In accordance with ASC 820, “Fair Value Measurements and Disclosures”, fair value is defined as the exit price, or the amount that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

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

	2017		2016
Common stock equivalents of convertible debentures	--		3,676,471
Vested Series A warrants	404,410		404,410
Unvested Series A warrants	698,529	(1)	698,529	(1)
Warrants – other	3,725,782		3,725,782
Stock options	334,190		110,452
Restricted stock units	74,234		56,320
Total	5,237,145		8,671,964

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04 which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for an interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company has not yet determined the effect that ASU 2017-04 will have on its results of operations, statement of financial position or financial statement disclosures.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). This new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is also in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted.

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)" was issued in March 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, "Identifying Performance Obligations and Licensing," issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

3. Long Term Debt – Related Party

Bill Payment Arrangement

The Company entered into a bill payment arrangement whereby Boyalife Group Ltd. (“Payor”), the Company’s largest shareholder, agreed to pay the Company’s legal expenses payable to the Company’s attorney related to certain litigation involving SynGen Inc. (the “Bill Payment Arrangement”), although the Company remains jointly and severally liable for the payment of such legal fees. The terms of the Bill Payment Arrangement provided that the Company will reimburse Payor for any and all amounts paid by Payor in connection with the Bill Payment Arrangement under certain specified events. As of March 31, 2017, invoices totaling $606 had been paid by Payor and are included in related party payable as the Company anticipates repaying this within a year. There is no interest accruing. As the Company is using a different attorney than specified in the bill payment arrangement for this litigation, the arrangement is no longer current.

Revolving Credit Agreement

On March 6, 2017, Cesca entered into the Credit Agreement with Boyalife Investment Fund II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Interim Chief Executive Officer and Chairman of the Board of Directors. The Credit Agreement grants to the Company the right to borrow up to $5,000 in amounts of $500 per advance on an unsecured basis (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). On the date of the Credit Agreement, the Company made an initial draw of $1,500.

The Credit Agreement and the Convertible Promissory Note issued thereunder (the “Note”) provide that the principal and all accrued and unpaid interest under the Loan will be due and payable on the Maturity Date, with payments of interest-only due on the last day of each calendar year. The Loan bears interest at 22% per annum, simple interest, except that certain borrowed amounts used to pay legal expenses under the bill payment arrangement will not bear interest. The Note can be prepaid in whole or in part by the Company at any time without penalty. If the Note is not repaid in full on or before the Maturity Date, the Lender has the right after the Maturity Date to convert any unpaid principal and accrued interest into shares of the Company’s common stock at a conversion price equal to 90% of the average daily volume-weighted average trading price of the Company’s common stock during the 10 trading days immediately prior to the Maturity Date, provided that the number of shares issuable upon such conversion may not exceed 19.99% of the number of outstanding shares of common stock of the Company on the date of the Credit Agreement (unless the Company obtains stockholder approval for such issuance in the manner required by the Marketplace Rules of the Nasdaq Stock Market, Inc.).

The Maturity Date of the Note is subject to acceleration at the option of the Lender upon customary events of default, which include a breach of the Loan documents, termination of operations, or bankruptcy. The Lender’s obligation to make advances under the Loan is subject to the Company’s representations and warranties in the Credit Agreement continuing to be true at all times and there being no continuing event of default under the Note. The Credit Agreement provides that if the Lender at any time in the future purchases the Company’s blood and bone marrow processing device business, the Lender would refund to the Company legal fees expended by the Company in connection with certain litigation expenses funded by the Company with proceeds of the Loan.

The Company recorded interest expense of $19 for the three months ended March 31, 2017.

4.     Convertible Debentures

In February 2016 in exchange for aggregate proceeds of $15,000, the Company sold and issued to Boyalife Investment Inc. and Boyalife (Hong Kong) Limited (i) 735,294 shares of common stock at a purchase price of $3.40 per share (the “Stock Price”) for gross proceeds of $2,500, (ii) Secured Convertible Debentures for $12,500 (the “Debentures”) which are convertible into 3,676,471 shares of common stock, and (iii) warrants to purchase 3,529,412 additional shares of common stock at an exercise price of $8.00 per share for a period of five years. The amount of warrants was based on 80% coverage of the shares issued or to be issued for the equity transaction in (i) and the debt transaction in (ii) above. The warrants were exercisable on August 13, 2016 and are outstanding at March 31, 2017.

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

	Series A
	March 31, 2017	June 30, 2016
Market price of common stock	$3.25	$2.93
Expected volatility	109%	99%
Contractual term (years)	3.9	4.7
Discount rate	1.69%	1.01%
Dividend rate	0%	0%
Exercise price	$8.00	$8.00

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded a gain (loss) of $69 and ($454) during the three months ended March 31, 2017 and 2016, respectively and a (loss) gain of ($104 ) and $3,152 during the nine months ended March 31, 2017 and 2016, respectively, representing the net change in the fair value of the derivative liability, which is presented as fair value change of derivative instruments, in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and June 30, 2016:

	Balance at March 31, 2017	Level 1	Level 2	Level 3

Derivative obligation	$774	$-	$-	$774

	Balance at June 30, 2016	Level 1	Level 2	Level 3

Derivative obligation	$670	$-	$-	$670

The following table reflects the change in fair value of the Company’s derivative liabilities for the nine months ended March 31, 2017:

Amount
Balance – July 1, 2016	$670
Change in fair value of derivative obligation	104
Balance – March 31, 2017	$774

6.     Commitments and Contingencies

Financial Covenants

Effective September 30, 2015, the Company entered into a Fifth Amended and Restated Technology License and Escrow Agreement with Cord Blood Registry Systems, Inc. which modified the financial covenant that the Company must meet in order to avoid an event of default. The Company must maintain a cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000. The Company was in compliance with this financial covenant as of March 31, 2017.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited condensed consolidated balance sheet. The change in the warranty liability for the nine months ended March 31, 2017 is summarized in the following table:

Balance at July 1, 2016	$566
Warranties issued during the period	81
Settlements made during the period	(74)
Changes in liability for pre-existing warranties during the period	(36)
Balance at March 31, 2017	$537

Contingency

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm. Included in the engagement letter was a success fee due upon the successful conclusion of a number of defined strategic transactions. On May 4, 2017, a lawsuit was filed against the Company by the consulting firm as the consulting firm believes that it is owed a transaction fee of at least $1,000 under the terms of the engagement letter due to the conversion of the Boyalife Debentures in August 2016. The Company’s counsel does not believe there is any merit to the consulting firm’s allegations, intends to defend the lawsuit accordingly and believes the possibility of any future material payment to be remote. Therefore, no accrual has been recorded for this contingent liability as of March 31, 2017.

Potential Severance Payments

As of March 31, 2017, the Company’s Chief Operating Officer (“COO”) has rights upon termination under her employment agreement. The agreement provides, among other things, for the payment of twelve months of severance compensation upon termination under certain circumstances. With respect to this agreement at March 31, 2017, potential severance amounted to $320.

7.     Stockholders’ Equity

Common Stock

On August 3, 2016, the Company sold 600,000 shares of common stock at a price of $4.10 per share. The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company of $369, were $2,091.

In July 2016, the Compensation Committee of the Board of Directors granted 118,288 shares of fully vested common stock to employees in partial payment of amounts earned under the Company’s 2016 short term incentive plan. The election was made by some of the employees to satisfy the applicable federal income tax withholding obligation by a net share settlement, pursuant to which the Company withheld 46,879 shares and used the deemed proceeds from those shares to pay the income tax withholding. The net share settlement is deemed to be a repurchase by the Company of its common stock.

2016 Equity Incentive Plan (Subsequent Event)

On May 5, 2017, the stockholders approved the Amended 2016 Equity Incentive Plan (“Amended 2016 Plan”) under which up to 600,000 shares may be issued pursuant to grants of shares, options, or other forms of incentive compensation. As of March 31, 2017, 255,942 awards have been issued under the Amended 2016 Plan.

Stock Based Compensation

The Company recorded stock-based compensation of $247 and $1,280 for the three and nine months ended March 31, 2017, and $247 and $551 for the three and nine months ended March 31, 2016.

Upon the termination of the employment of the Company’s Chief Executive Officer (“CEO”) in November 2016 and Chief Financial Officer (“CFO”) in March 2017, in accordance with their employment agreements, all outstanding options and restricted stock awards immediately vested. As a result, the Company recognized (i) $539 of stock compensation expense in general and administrative for the quarter ended December 31, 2016, as the vesting accelerated on the CEO’s options to purchase 72,496 shares of common stock and 79,720 restricted stock awards, and (ii) $94 of stock compensation expense in general and administrative for the quarter ended March 31, 2017 as the vesting accelerated on the CFO’s options to purchase 16,248 shares of common stock and 15,914 restricted stock awards. Additionally, the terms of the options were modified upon the executives’ termination such that the options were deemed to be exercisable for longer than 90 days from the date of termination. There was no incremental compensation cost recorded for this modification as the fair-value-based measure of the modified award on the date of modification was less than the fair-value-based measure of the original award immediately before the modification.

The following is a summary of option activity for our stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2016	104,378	$14.85

Granted	251,325	$2.92
Forfeited	(19,013)	$6.78
Expired	(2,500)	$18.46

Outstanding at March 31, 2017	334,190	$6.31	5.8	$89

Vested and Expected to Vest at March 31, 2017	309,878	$6.55	5.7	$81

Exercisable at March 31, 2017	208,534	$8.08	5.3	$48

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the nine months ended March 31, 2017 and 2016.

On February 24, 2017, the Company appointed a Chief Operating Officer. As part of the terms of her employment agreement, she received an annual grant of 25,000 restricted stock units (“RSUs”) and options to purchase 25,000 common shares under the 2016 Equity Incentive Plan (“2016 Plan”). The annual grant of RSUs and stock options will vest in four equal installments: 25% on March 31, 25% on June 30, 25% on September 30 and 25% on December 31 of each year. The stock options granted in February 2017 have an exercise price of $2.89, which was the closing price on the date of grant.

In December 2016, the Compensation Committee of the Board of Directors granted 50,000 options to the Company’s interim CEO under the 2016 Plan. The options have an exercise price of $2.91, the closing price on the date of grant, they vest in five equal installments on each of December 16, 2016, February 4, 2017, May 4, 2017, August 4, 2017 and November 4, 2017 and have a seven year life.

On July 7, 2016, the Compensation Committee of the Board of Directors granted options to purchase a total of 156,100 common shares to various employees under the 2016 Plan. The options have an exercise price of $2.86, the closing price on the date of grant, vest ratably every six months over a three year period, and have a seven year life.

The fair value of the Company’s stock options granted during the nine months ended March 31, 2017 was estimated using the following weighted-average assumptions:

Expected life (years)	4.2
Risk-free interest rate	1.1%
Expected volatility	103%
Dividend yield	0%

The weighted average grant date fair value of options granted during the nine months ended March 31, 2017 was $2.09.

At March 31, 2017, the total compensation cost related to options granted but not yet recognized was $211 which will be amortized over a weighted-average period of approximately two years.

Common Stock Restricted Units

The following is a summary of restricted stock activity during the nine months ended March 31, 2017:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Balance at June 30, 2016	63,566	$14.96
Granted	247,168	$2.27
Vested	(235,567)	$4.77
Forfeited	(933)	$26.37
Outstanding at March 31, 2017	74,234	$4.91

On July 26, 2016, the Compensation Committee of the Board of Directors granted 98,417 shares of restricted stock to eight employees. The shares will fully vest on July 1, 2017 provided that the individual is employed by the Company as of such date. If the employee is terminated without cause prior to July 1, 2017 the shares vest immediately. Three of the eight employees were terminated during the nine months ended March 31, 2017, as such, 51,636 shares vested.

Warrants

There was no warrant activity for the nine months ended March 31, 2017. At March 31, 2017, there were 4,828,721 warrants outstanding with a weighted-average exercise price per share of $9.37 and 4,130,192 warrants exercisable with a weighted-average exercise price per share of $9.60. At March 31, 2017, the total intrinsic value of warrants outstanding and exercisable was $0.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by these forward-looking statements. We wish to caution readers of the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual results for fiscal year 2017 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and product marketing for new products, market acceptance of new products, regulatory approval and time frames for such approval of new products and new claims for existing products, realization of forecasted income and expenses, initiatives by competitors, price pressures, failure to meet The Food and Drug Administration (“FDA”) regulations governing our products and operations and recalls associated with such regulations, the risks associated with initiating manufacturing for new products, failure to meet The Foreign Corrupt Practices Act (“FCPA”) regulations, legal proceedings, and the risk factors listed from time to time in our Securities and Exchange Commission (“SEC”) reports, including, in particular, the factors and discussion under the heading “Risk Factors” in our Form 10-K for fiscal year 2016.

Dollars and amounts set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands, except share and per share amounts.

Overview

Cesca is a regenerative medicine company that develops, commercializes and markets a range of automated technologies for cell-based therapeutics. Its device division provides a full suite of solutions for automated clinical biobanking, point-of-care applications, and automation for immuno-oncology. Cesca is also leveraging its proprietary AutoXpress® technology platform to develop autologous stem cell-based therapies that address significant unmet needs in the vascular, cardiology and orthopedic markets.

Cesca is an affiliate of the BoyaLife Group, a China-based industry research alliance encompassing top research institutions for stem cell and regenerative medicine.

Cesca’s Device Division- ThermoGenesis Corp.

ThermoGenesis Corp. (“ThermoGenesis”), a wholly owned subsidiary of the Company that owns and operates the Company’s device division, is a pioneer and market leader in the development and commercialization of automated technologies for cell-based therapeutics and bio-processing. ThermoGenesis’ automated solution offerings include:

Clinical BioBanking

AXP® + BioArchive® provide automated isolation, collection and storage of cord blood stem cell concentrates.

Point-of-Care Solutions for Cell-Based Therapeutics

MXP™ allows for the rapid, automated processing of autologous peripheral or bone marrow derived stem cells at the point-of-care, such as surgical centers or clinics.

Cellular Processing for Immuno-Oncology Applications

CXP™ + BioArchive® allow for the automated manufacturing, expansion and storage of cellular therapies for immuno-oncology, including various T-cell and nature killer (NK) cell based therapies.

ThermoGenesis’ product pipeline includes:

●	AutoXpress® System (AXP®) - a proprietary, automated system for the isolation and collection of hematopoietic stem cells from cord blood and peripheral blood.

●	MarrowXpress™ System (MXP™) - a proprietary, automated system for the isolation and collection of hematopoietic stem cells from bone marrow.

●	CellXpress (CXP™) - a proprietary, automated system for the isolation and collection of cells derived from biological sources, for various laboratory based downstream applications.

●	BioArchive® - an automated, cryogenic system used by cord blood banks for the cryopreservation and storage of cord blood stem cell concentrate for future use.

Cesca’s Clinical Development Division

Using its proprietary AutoXpress® technology platform, Cesca is developing autologous (utilizing the patient’s own cells) stem cell-based therapeutics that address significant unmet medical needs for applications within the vascular, cardiology and orthopedic markets.

Vascular Diseases - Critical Limb Ischemia (“CLI”) – Cesca is currently in late stage development of its proprietary, point-of-care, autologous stem cell-based therapeutic for the treatment of patients with CLI. The Company’s 200 patient, multi-center pivotal Phase III Critical Limb Ischemia Rapid Stem Cell Treatment (“CLIRST”) trial is designed to evaluate the safety and efficacy of autologous stem cell-based therapy to stimulate the regeneration of blood vessels, promote wound healing and prevent amputation. Previous clinical studies using Cesca’s proprietary, point-of-care-technologies have successfully demonstrated the regeneration of blood vessels and improved blood circulation in the limbs, using a patient’s own bone marrow derived stem cells. The Company is actively seeking strategic partners to co-develop CLIRST.

Cardiology - Acute Myocardial Infarction – Cesca is developing a proprietary, point-of-care autologous stem cell-based therapy intended as an adjunct treatment for patients who have suffered an acute ST-elevated myocardial infarction (“STEMI”), the most serious type of heart attack. Such treatments are aimed at minimizing the adverse remodeling of the heart post-STEMI.

Orthopedics – OsteoArthritis (OA) -

Cesca is in early stage development of an autologous stem cell based therapy intended to treat patients with cartilage tissue degeneration that may lead to progressive cartilage loss and painful joint diseases. Localized articular cartilage defects can potentially be repaired by transplantation of autologous cell therapy. Therapies in development using Cesca’s proprietary MXP™ system are expected to delay further deterioration and repair the damaged joint cartilage. Treatment is typically via a single procedure in the hospital or clinic.

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

Results of Operations for the Three Months Ended March 31, 2017 as Compared to the Three Months Ended March 31, 2016

Net Revenues

Revenues for the three months ended March 31, 2017 were $3,252 compared to $2,832 for the three months ended March 31, 2016, an increase of $420 or 15%. Primary contributors to the increase were additional shipments of AXP disposables to our distributor in China and an order of ten AXP devices to a distributor in Europe for a new customer.

The following represents the Company’s revenues by product platform for the three months ended:

	March 31,
	2017	2016

AXP	$1,937	$1,513
BioArchive	841	723
Manual Disposables	305	362
Bone Marrow	66	115
Other	103	119
	$3,252	$2,832

Gross Profit

The Company’s gross profit was $1,377 or 42% of net revenues for the three months ended March 31, 2017, compared to $408 or 14% for the corresponding fiscal 2016 period. Gross profit margin increased primarily due to higher sales and production volume, and an increase to our inventory reserves and a provision for expected losses on non-cancelable purchase commitments to a vendor during the quarter ended March 31, 2016.

Sales and Marketing Expenses

Sales and marketing expenses were $335 for the three months ended March 31, 2017, as compared to $537 for the fiscal 2016 period, a decrease of $202 or 38%. The decrease was primarily due to lower personnel costs due to reorganizing the sales and marketing function in September 2016.

Research and Development Expenses

Research and development expenses were $567 for the three months ended March 31, 2017, compared to $708 for the comparable fiscal 2016 period, a decrease of $141 or 20%. The decrease was primarily due to lower personnel costs during the three months ended March 31, 2017 and a reduction in rent expense associated with the consolidation of our US operations into our Rancho Cordova facility. These decreases were offset by the initiation of expenses to register the MXP as a Class II device with the FDA in order to process both bone marrow and blood. The Company intends to fund its clinical programs through strategic partnerships. Research and development expenses are expected to increase when the Company initiates additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $2,591 for the three months ended March 31, 2017, compared to $1,904 for the comparable fiscal 2016 period, an increase of $687 or 36%. The increase was primarily due to an increase in legal fees of $470 largely as a result of attorney fees associated with the SynGen litigation, a potential gain contingency. Additionally, the termination of our CFO in March 2017 resulted in $400 of expense for his severance, other benefits and acceleration of stock options and restricted stock units.

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

	Three Months Ended March 31,
	2017	2016
Loss from operations	$(2,116)	$(2,741)

Add:
Depreciation and amortization	187	217
Stock-based compensation expense	247	247
Adjusted EBITDA loss	$(1,682)	$(2,277)

Adjusted EBITDA

Cesca’s adjusted EBITDA loss was $1,682 for the three months ended March 31, 2017 compared to an adjusted EBITDA loss of $2,277 for the three months ended March 31, 2016. The reduction in the adjusted EBITDA loss was due primarily to our higher revenues and resulting higher gross profit margin.

Results of Operations for the Nine Months Ended March 31, 2017 as Compared to the Nine Months Ended March 31, 2016

Net Revenues

Revenues for the nine months ended March 31, 2017 were $11,024 compared to $8,949 for the nine months ended March 31, 2016, an increase of $2,075 or 23%. The increase is primarily a result of increased shipments of AXP disposables to a single end-user customer and distributors in China and Europe.

The following represents the Company’s revenues by product platform for the nine months ended:

	March 31,
	2017	2016

AXP	$6,754	$4,921
BioArchive	2,337	2,011
Manual Disposables	986	1,152
Bone marrow	678	448
Other	269	417
	$11,024	$8,949

Gross Profit

The Company’s gross profit was $4,311 or 39% of net revenues for the nine months ended March 31, 2017, compared to $1,803 or 20% for the corresponding fiscal 2016 period. Our gross profit margin increased primarily due to higher average sales prices on our mix of products sold and a reduction in our overhead costs during the nine months ended March 31, 2017. Additionally, there was an increase to our inventory reserves and a provision for expected losses on non-cancelable purchase commitments to a vendor during the nine months ended March 31, 2016.

Sales and Marketing Expenses

Sales and marketing expenses were $1,110 for the nine months ended March 31, 2017, compared to $1,696 for the comparable fiscal 2016 period, a decrease of $586 or 35%. The decrease is primarily due to lower personnel costs during the nine months ended March 31, 2017 due to reorganizing the sales and marketing function in September 2016.

Research and Development Expenses

Research and development expenses were $1,931 for the nine months ended March 31, 2017, compared to $2,451 for the comparable fiscal 2016 period, a decrease of $520 or 21%. The decrease is primarily due to lower personnel costs during the nine months ended March 31, 2017 as a result of our September 2015 restructuring initiative and other attrition and a reduction in rent expense associated with the consolidation of our U.S. operations into our Rancho Cordova facility. Research and development expenses are expected to increase when the Company initiates the CLIRST III trial.

General and Administrative Expenses

General and administrative expenses were $8,907 for the nine months ended March 31, 2017, compared to $6,279 for the comparable 2016 period, an increase of $2,628. The increase is primarily due to the termination of our Chief Executive Officer in November 2016 and our Chief Financial Officer in March 2017 which resulted in $2,200 of expense for severance and acceleration of stock options and restricted stock units. Additionally, legal expenses increased $1,200 largely as a result of attorney fees associated with the SynGen litigation, a potential gain contingency.

Non-GAAP Measures

As described above, Cesca also uses a non-GAAP measure, adjusted EBITDA, to evaluate operating performance and to facilitate comparison with historical results and trends. This financial measure is not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for loss as a measure of performance. The calculation of this non-GAAP measure may not be comparable to similarly titled measures used by other companies. Reconciliations to the most directly comparable GAAP measure are provided below:

	Nine Months Ended March 31,
	2017	2016
Loss from operations	$(7,637)	$(8,623)

Add:
Depreciation and amortization	660	876
Stock-based compensation expense	1,280	551
Adjusted EBITDA loss	$(5,697)	$(7,196)

Adjusted EBITDA

The adjusted EBITDA loss was $5,697 for the nine months ended March 31, 2017 compared to $7,196 for the nine months ended March 31, 2016. The reduction in the adjusted EBITDA loss was due primarily to our higher revenues and resulting higher gross profit margin.

Liquidity and Capital Resources

At March 31, 2017, Cesca had cash and cash equivalents of $3,791 and working capital of $5,898. This compares to cash and cash equivalents of $5,835 and working capital of $7,301 at June 30, 2016. The Company has primarily financed operations through private and public sales of equity securities.

On March 6, 2017, Cesca entered into a Credit Agreement which grants to the Company the right to borrow up to $5,000 in amounts of $500 per advance on an unsecured basis at any time prior to March 6, 2022. On the date of the Credit Agreement, the Company made an initial draw of $1,500.

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

The Company will need additional funding to support its operations and its clinical development programs, in particular the CLIRST III trial. Accordingly, management has been exploring additional funding sources, with a primary focus on strategic partner relationships. However, the Company cannot be sure that such funding will be available on a timely basis, in needed quantities, or on favorable terms, if at all.

Based upon the additional $3,500 available to draw down under the Credit Agreement, the Company’s cash balance, historical trends, reductions in operating expenses, expected outflows and projections for revenues, management believes it will have sufficient cash to provide for its projected needs to maintain operations and working capital requirements for at least the next 12 months from the date of filing this quarterly report.

Net cash used in operating activities for the nine months ended March 31, 2017 was $5,113 compared to $8,349 for the nine months ended March 31, 2016. The improvement in net cash used in operating activities was primarily due to the higher revenue volume and a higher gross profit margin on our mix of products sold.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cesca is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and is therefore not required to provide information under this item.

Item 4. Controls and Procedures

Cesca carried out an evaluation, under the supervision and with the participation of management, including the Company’s Interim Chief Executive Officer and its Principal Financial and Accounting Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the Company’s last fiscal quarter pursuant to Exchange Act Rule 13a-15. The term “disclosure controls and procedures” means controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the interim Chief Executive Officer and the Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, Cesca’s Interim Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, Cesca’s internal controls over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of operations, the Company may have disagreements or disputes with distributors, vendors or employees. Such potential disputes are seen by management as a normal part of business.

On May 4, 2017, a lawsuit was filed against the Company in the Superior Court of California by Mavericks Capital LLC and Mavericks Capital Securities LLC (collectively, “Mavericks”) arising from a July 20, 2015 engagement agreement between the Company and Mavericks (the “Mavericks Engagement Agreement”).  Under the Mavericks Engagement Agreement, we engaged Mavericks to provide strategic advisory services to assist the Company with pursuing a strategic partnership.  The Mavericks Engagement Agreement provided for payment of a transaction fee upon the completion of certain types of strategic and/or financing transactions.  In the lawsuit, Mavericks alleges that the convertible debt investment made by Boyalife Investment Inc. and Boyalife (Hong Kong) Limited in the Company in February 2016 and the subsequent conversion of such convertible debt in August 2016 constitutes transactions for which a transaction fee of $1.0 million was payable under the Mavericks Engagement Agreement.  We believe that the allegations are without merit and that the investment by the Boyalife entities does not constitute the type of transaction for which a transaction fee is payable under the terms of the Mavericks Engagement Agreement, and we intend to defend the lawsuit accordingly.

On September 9, 2014, we filed a complaint against SynGen Inc., PHC Medical Inc., Philip Coelho and others (the Defendants) in the case captioned as Cesca Therapeutics, Inc. v. SynGen, Inc., et al, United States District Court, Eastern District of California, Case No. 2:14-cv-02085-GEB-KJN. In the complaint, we contend that SynGens’ product the SynGenX-1000 and the patent application entitled “System for Purifying Certain Cell Populations in Blood or Bone Marrow by Depleting Others” were developed using our confidential information and that we are the equitable owner. The complaint is based on misappropriation of trade secrets, breach of contract and other claims.  Mediation has failed to result in a mutually agreeable settlement, and the case has subsequently entered discovery.  The parties are currently engaged in discussions regarding a potential settlement.

Item 1A.	Risk Factors

In addition to the risk factors discussed below and other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which could materially affect the Company’s business, financial condition or future results. There have been no material changes from those risk factors, other than the risk factors listed below. The risks described in Cesca’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or knowable to the Company or that management currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us. We are required to establish and maintain adequate internal control over financial reporting, which are processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We are also required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which (among other things) requires public companies to conduct an annual review and evaluation of their internal control over financial reporting. However, as a “smaller reporting company,” we are not required to obtain an auditor attestation regarding our internal control over financial reporting. If, in the future, we require an attestation report from our independent registered public accounting firm and that firm is unable to provide an unqualified attestation report on the effectiveness of our internal controls over financial reporting, investor confidence and, in turn, our stock price could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits.
10.1	General Release and Waiver between Mr. Michael Bruch and Cesca Therapeutics In., effective February 28, 2017(1)
10.2	Employment Agreement between Ms. Vivian Liu and Cesca Therapeutics Inc., effective February 24, 2017(2)
10.3	Revolving Credit Agreement, dated March 6, 2017, between Cesca Therapeutics Inc. and Boyalife Investment Fund II, Inc.(3)
10.4	Convertible Promissory Note, dated March 6, 2017, issued by Cesca Therapeutics Inc. to Boyalife Investment Fund II, Inc.(4)
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibit Index

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2017.
(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2017.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2017.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2017.

Cesca Therapeutics Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cesca Therapeutics Inc. (Registrant)

Dated: May 12, 2017	/s/ Xiaochun (Chris) Xu
Dr. Xiaochun (Chris) Xu Interim Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2017	/s/ Jeff Cauble
Jeff Cauble Principal Financial and Accounting Officer (Principal Financial Officer and Principal Accounting Officer)