Form 10-K
period 2017-06-30
CESCA THERAPEUTICS INC.
filed 2017-09-22
CIK 811212

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2017

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

     [  ]     Yes          [X]      No

The aggregate market value of the common stock held by non-affiliates as of December 30, 2016 (the last business day of the most recently completed second quarter) was $10,334,000 based on the closing sale price on such day.

As of September 15, 2017, 9,946,193 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated By Reference: The registrant intends to file an amendment to this Annual Report on Form 10-K within 120 days after the end of the fiscal year ended June 30, 2017, which will include the information required by Part III of Form 10-K.

Part I

PART I

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

ITEM 1.     BUSINESS

Cesca Therapeutics Inc. (“Cesca Therapeutics,” “Cesca,” the “Company,” “we,” “our,” “us”), a Delaware corporation, is a regenerative medicine company that was founded in 1986 and is headquartered in Rancho Cordova, CA. We develop, commercialize and market a range of automated technologies and products for cell-based therapeutics. ThermoGenesis Corp. (“ThermoGenesis”), our device division, provides the AutoXpress® platform for automated clinical biobanking, PXP™ platform for point-of-care cell-based therapies and CAR-TXpress™ platform under development for bio-manufacturing for immuno-oncology applications. Cesca is also leveraging its proprietary PXP™ technology platform to develop autologous cell-based therapies that address significant unmet needs in the vascular and orthopedic markets. Our strategy is to continue to enhance the performance and competitiveness of our flagship product lines in the cord blood banking arena while expanding into significant new growth opportunity areas in point-of-care therapies in hospitals and cellular processing for immune-oncology product development and manufacturing.

Cesca is an affiliate of the Boyalife Group, a China-based industry research alliance encompassing top research institutions for stem cell and regenerative medicine.

Cesca’s Device Division- ThermoGenesis Corp.

ThermoGenesis owns and operates the Company’s device division, a pioneer and market leader in the development and commercialization of automated technologies for cell-based therapeutics and bio-processing. ThermoGenesis’ automated solution offerings include:

AutoXpress™ (AXP™) for Clinical BioBanking – a proprietary, automated system for the isolation, collection and storage of hematopoietic stem cell concentrates derived from cord blood and peripheral blood.

Point-of-CareXpress (PXP™) for Point-of-Care Applications – a proprietary, automated system for the rapid, automated processing of autologous peripheral or bone marrow derived stem cells for cell-based therapies at point-of-care situations, such as surgical centers or clinics.

CAR-TXpress™ (CXP™), for Immuno-Oncology Applications – a proprietary automated system under development that allows for the automated manufacturing, expansion and storage of cellular therapies for immuno-oncology, including various T-cell and natural killer (NK) cell-based therapies. CAR-TXpress™ works in bulk volumes of cells, dramatically reducing both processing time and the cost of the required capital equipment.

Cesca’s Clinical Development Division

Cesca is developing autologous (utilizing the patient’s own cells) stem cell-based therapies that address significant unmet medical needs for applications within the vascular, cardiology and orthopedic markets.

Vascular Diseases - Critical Limb Ischemia (“CLI”) – Cesca has a proprietary point-of-care, autologous stem cell-based therapy under development which is intended for the treatment of patients with CLI. The Company’s 362 patient, multi-center pivotal Phase III Critical Limb Ischemia Rapid Stem Cell Treatment (“CLIRST”) trial is designed to evaluate the safety and efficacy of autologous stem cell-based therapy to stimulate the regeneration of blood vessels, promote wound healing and prevent amputation. Previous clinical studies using Cesca’s proprietary, point-of-care-technologies have demonstrated the regeneration of blood vessels and improved blood circulation in the limbs, using a patient’s own bone marrow derived stem cells.

Cardiology - Acute Myocardial Infarction – Cesca has a proprietary, point-of-care autologous stem cell-based therapy under development which is intended as an adjunct treatment for patients who have suffered an acute ST-elevated myocardial infarction (“STEMI”), the most serious type of heart attack.  Such treatments are aimed at minimizing the adverse remodeling of the heart post-STEMI.

Orthopedics – OsteoArthritis (OA) - Cesca is in early stage development of an autologous stem cell based therapy intended to treat patients with cartilage tissue degeneration that may lead to progressive cartilage loss and painful joint diseases. Localized articular cartilage defects can potentially be repaired by transplantation of autologous cell therapy. Therapies in development using Cesca’s proprietary PXP™ system are expected to delay further deterioration and repair the damaged joint cartilage. Treatment is typically via a single procedure in the hospital or clinic.

Our Strategy

Our business strategy involves:

●	Sustaining our leadership position in automated devices for the separation and concentration of stem cell preparation from cord blood and bone marrow.

●	Leveraging our expertise in clinical biobanking and cell-based therapeutics to introduce new automated manufacturing solutions to developers of CAR-T and other immuno-therapies.

●	Becoming the partner-of-choice for immune-oncology developers looking to achieve increased output while adhering to Cellular Manufacture Control (CMC) best practices

●

Delivering a fully integrated offering: We intend to deliver all the hardware, software and disposable components necessary for the aspiration and processing of autologous bone marrow to prepare a therapeutic dose of stem cells for re-injection into the patient at the point-of-care.

●

Partnering our clinical development with market leaders in selected medical areas to maximize internal values of our existing pipelines. Our protocols are based on the use of autologous (donor and recipient are the same individual), bone marrow derived stem cells which are potentially safer than alternative allogeneic approaches.

●

Following a simpler regulatory path: Cesca’s protocols are autologous and the stem cell preparations are minimally manipulated, allowing an investigational device exemption pre-market approval approach. This reduces costs and time to market when compared to investigational new drug or new drug application approaches.

●	Expanding patent protection: In the US, we have 17 patents issued and a series of applications pending. In addition, we have a series of corresponding international patents issued and pending.

Recent Key Events and Accomplishments

●

Acquired the assets of SynGen Inc. (“SynGen”). On July 7, 2017, our subsidiary, ThermoGenesis, acquired the business and substantially all of the assets of SynGen, a privately held Sacramento, California-based technology company that develops, markets, and sells advanced cell separation tools and accessories. In the transaction (the “SynGen Transaction”), ThermoGenesis acquired substantially all of SynGen’s operating assets, including its proprietary cell processing platform. In exchange, ThermoGenesis issued to SynGen shares of ThermoGenesis common stock that, after giving effect to the issuance, constitute 20% of ThermoGenesis’ outstanding common shares, and ThermoGenesis also made a one-time cash payment of $1.0 million to SynGen. Immediately prior to the SynGen Transaction, the Company contributed the assets, business, and current liabilities of its blood and bone-marrow processing device business to ThermoGenesis and will operate such business (together with the acquired business) through the ThermoGenesis subsidiary.

●

Established $5 Million Line of Credit. On March 6, 2017, we entered into a credit agreement with Boyalife Investment Fund II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board of Directors. The Credit Agreement grants to the Company the right to borrow up to $5 million on an unsecured basis (the “Loan”) at any time prior to March 6, 2022.

●

Increased Line of Credit by $5 Million. On September 13, 2017, we entered into an amendment to the Credit Agreement with the Lender, Boyalife Investment Fund II, Inc. increasing our maximum borrowing availability thereunder from $5.0 million to $10.0 million.

●

Converted Debt to Equity. On August 22, 2016, all outstanding principal and interest payable under the debentures, which included the conversion of $12,500,000 of principal and $8,250,000 of interest up to and including the maturity date of the debentures was converted to equity. Upon conversion, 6,102,941 shares of common stock were issued and the debentures and all related security interest and liens were terminated.

●

Raised $2 Million in Equity Financing. On August 3, 2016, we sold 600,000 shares of common stock at a price of $4.10 per share. The net proceeds from the sale and issuance of the shares, after deducting the offering expenses borne by the Company of $369,000, were $2,092,000.

The Markets We Serve

Immuno-Oncology

Immuno-Oncology is an innovative area of research that seeks to help the body’s own immune system to fight cancer. With the significant unmet medical need in the long-term survival of patients with advanced cancer, pharmaceutical developers are competing to bring cost-efficient immune-therapies rapidly to market. Cesca is leveraging its expertise in clinical biobanking and cell-based therapeutics to introduce CAR-TXpress™, an automated manufacturing solution that can address a material challenge to developers of CAR-T and other immuno-therapies.

CAR-TXpress™ can also be customized to address each customer’s unique needs. In addition to CAR-T cell processing, Cesca is also developing manufacturing solutions for contract manufacturing and co-development that may help accelerate the manufacture and the clinical development of novel therapies.

Regenerative Medicine

Regenerative cell therapy relies on the delivery of specific types of stem cells that have been shown to enable the repair, restoration or regeneration of diseased or damaged tissue.  A broad range of cell types has been investigated, including cells found in peripheral blood, umbilical cord blood and bone marrow.

The regenerative medicine field continues to contribute to meaningful advances in the practice of medicine, as evidenced by numerous FDA and European Union (“EU”) therapeutic product approvals and the commercialization of a growing number of cell-based therapies. Most of the progress has been achieved through the broader application of adult stem cells, reflecting a greater awareness and appreciation of their therapeutic potential.

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

Our growth strategy includes the development of autologous cell therapies for treatments intended to be carried out at the point of care. We believe that commercial opportunities for such therapies will emerge in cardiology, orthopedics, dermatology/wound healing and selective areas of oncology, followed by more complex pathologies such as those found in diabetes and central nervous system disorders.

We also believe that developments in the field of regenerative medicine will be critical in helping to address the global increase in health care costs. As emerging cell therapies are proven to be safe, effective, and a cost-effective alternative to current standards of care, we believe adoption will accelerate. A fundamental requirement, however, will be the continued development of baseline clinical and cost-effectiveness data through comprehensive clinical studies.

Bio-Banking

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

Cesca’s ThermoGenesis division is an established leader in the development and manufacture of automated systems that enable the separation, processing and cryopreservation of stem cell preparations from cord blood. In recent years, however, the overall number of cord blood samples being collected has decreased.

Our Products

We design, manufacture and sell advanced devices created specifically for the separation, concentration and cryopreservation of cell types used in the practice of regenerative medicine. Such automated devices are essential to the successful development of cell therapies because they ensure a high degree of quality control over both the preparation and storage of stem cell concentrate. Our current and future product offerings include:

●	The AutoXpress™ System (AXP™) – a proprietary automated device and companion sterile disposable for concentrating hematopoietic stem cells from cord blood.
●	The Point-of-CareXpress™ System (PXP™) – a proprietary automated device and companion sterile disposable for the isolation and concentration of hematopoietic stem cells from bone marrow.
●

The CAR-TXpress™ System (CXP™) – a full suite of multi-component automated system that allows for the automated manufacturing, expansion and storage of cellular therapies for immuno-oncology, including various T-cell and natural killer (NK) cell-based therapies.

●

The BioArchive® System - an automated cryogenic device approved for single-cassette based cryo-storage of biological license applications (BLA) products, including the storage of cord blood units for stem cell applications and CAR-T cellular products for immune-oncology.

●	Manual bag sets for use in the processing and cryogenic storage of cord blood.

Cell Manufacturing and Banking Services

Through our TotipotentRX subsidiary in Gurgaon, India, we operate an advanced clinical cell manufacturing, processing, testing, and storage facility, compliant with current Good Manufacturing Practices (“GMP”), Good Tissue Practices (“GTP”), and Good Laboratory Practices (“GLP”). We can support the production of a small, personalized medicine cell prescription. Patient samples and therapeutic aliquots are all labeled in accordance with ISBT 128 and stored in our own cryogenics facility. In addition, our clinical research organization (CRO), also located in Gurgaon, is, to our knowledge, the only specialized, in-hospital, cell therapy CRO in the world. We have unique expertise in the design and management of cell based clinical trials, including the ability to support the device prototyping and validation typically required for a combination product. These services ensure patient safety under Good Clinical Practices (“GCP”), quality laboratory documentation under GLP, and quality cell processing and handling under both GMP and GTP.  In partnership with Fortis Healthcare and through our advanced clinical infrastructure we also operate commercial service programs supporting bone marrow transplantation (hematopoietic stem cell transplantation) for hematological and oncological disorders as well as a licensed umbilical cord blood and tissue bank (“NovaCord”).

Our Clinical Programs

Our therapeutic development initiatives, focused in the fields of cardiovascular diseases and orthopedic cartilage regeneration, are based on our proprietary PXP™ platform for the point-of-care harvesting, processing, and delivery of cells from the patient’s own peripheral blood or bone marrow. A key advantage of our point-of-care system is that it is capable of delivering high cell viability and potency through a short intra-operative procedure, including bone marrow collection, target cell selection, characterization of the final cell concentrate, and re-injection into the patient. Based on our point-of-care platform, our critical limb ischemia clinical program has received FDA clearance to initiate a phase III clinical trial to demonstrate efficacy in “no-option” or “poor-option” CLI patients. In additional to vascular diseases, we are also conducting early phase studies in orthopedic and wound healing areas. We are actively looking for strategic partners to co-develop our clinical programs.

Sales and Distribution Channels

We market and sell our products through independent distributors, except in North America and India, where we sell direct to end-user customers.

Competition

The regenerative medicine market is characterized by rapidly evolving technology and intense competition from medical device companies, pharmaceutical companies and stem cell companies operating in the fields of cardiovascular, orthopedic and neural medicine. The primary competitors for our current device offerings include BioSafe and MacoPharma (for automated cell processing systems), and BioE, Terumo Harvest, Zimmer BioMet and Pall Corporation (for manual cell processing systems). Our competitors in the field of cell therapeutics development include MesoBlast, Osiris Therapeutics, Baxter International, Athersys, Caladrius, Capricor, Celyad, Juventas Therapeutics, Vericel, Cytori Therapeutics, Pluristem Therapeutics, Zimmer BioMet, and Bioheart.

Research and Development

Our research and development activities in fiscal 2017 were geared towards expanding the automated platform for point-of-care applications and immune-oncology applications. Each of these development initiatives leveraged our existing AXP™ and PXP™ platforms, with a focus on both performance improvements and ease of use in intraoperative applications. Emphasis was also placed on enhancing the capabilities of our contract manufacturing partners and building on our product quality leadership position.

Collectively, research and development expenses were $2,497,000 and $3,230,000 for the years ended June 30, 2017 and June 30, 2016, respectively. Research and development activities include expenses associated with the engineering, regulatory, scientific and clinical affairs functions.

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

The trials we conduct in India are compliant with the applicable rules of the Indian Council for Medical Research, Ministry of Health Order No. V.25011/375/2010-HR and requisite institutional ethics committee (IEC) and institutional committee for stem cell research and therapy (IC-SCRT) approvals. Both the U.S. and E.U. regulatory agencies are experienced in dealing with and accepting Indian clinical trial data. GCP necessitates review and approval by an Institutional Review Board (“IRB”) before initiation of a study, continuing review of an ongoing study by an IRB, and the documented receipt of a freely given informed consent prior to participation in the study from each subject participant.

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

Class III Devices

If a product is considered a Class III device, as is the case with the Point-of-care CLI System, the FDA approval process is more stringent and time-consuming, and includes the following:

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

Patents and Proprietary Rights

We believe that patent protection is important for our products and current and proposed business. We currently have over thirty issued patents globally. The patent positions can be uncertain because they involve interpretation of complex factual information and an evolving legal environment. The coverage sought in a patent application can be denied or significantly reduced either before or after the patent is issued. There can be no assurance that any of our pending patent applications will actually result in an issued patent. Furthermore, there can be no assurance that any existing or future patent will provide significant protection or commercial advantage, or that any existing or future patent will not be circumvented by a more basic patent. Generally, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. In addition, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent or the first to file a patent application for the subject matter covered by each of our pending U.S. and foreign patent applications.

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

Licenses

The following are certain material agreements involving our business.

Fortis Healthcare Limited (“Fortis”)

On August 1, 2014 we entered into an agreement with Fortis which renews and expands our existing services agreement with them in areas including, but not limited to, cord blood banking, point of care technology sales and support, bone marrow transplant and clinical/patient management. The agreement expired on August 1, 2017 and we are in the process completing another contract with Fortis.

CBR Systems, Inc. (“CBR”)

Effective May 15, 2017 we entered into a Manufacturing and Supply Agreement with CBR which replaced the prior December 31, 2013 Sale and Purchase Agreement in which we agreed to supply CBR with the AXP cord blood processing system and disposables. The term of the current agreement is for 3 years and will automatically renew in one-year increments unless either party provides written notice of intention not to renew six months prior to the end of the term.

In June 2010, we entered into a License and Escrow Agreement in order to alleviate CBR’s concerns about potential long term supply risk. We are the sole supplier of critical devices and disposables used in the processing of cord blood samples in CBR’s operations. Under the License and Escrow Agreement, we granted CBR a perpetual, non-exclusive, royalty-free license to certain intellectual property necessary for the manufacture of AXP devices and disposables. The license is for the sole and limited purpose of ensuring continued supply of the AXP and related disposables for use by CBR. The licensed intellectual property is held in escrow and available to CBR only in the event of a default under the agreement. Effective May 15, 2017 we entered into a Sixth Amended and Restated Technology License and Escrow Agreement with CBR. This amendment, among other things, changes the circumstances that constitute a “Default” thereunder and conditions the circumstances under which CBR may, upon a default by Cesca, purchase licensed products from other manufacturers and suppliers. The events or conditions of default include: a cash balance coupled with short-term investments net of debt or borrowed funds that are payable within one year of less than two million dollars at any month end or we fail to provide products pursuant to the Manufacturing and Supply Agreement. We were in compliance with the License and Escrow Agreement at June 30, 2017 and through August 31, 2017.

Boyalife W.S.N.

On August 21, 2017, ThermoGenesis entered into an International Distributor Agreement with Boyalife W.S.N., a Chinese corporation and affiliate. Under the terms of the agreement, Boyalife W.S.N. was granted the exclusive right, subject to existing distributors and customers (if any), to develop, sell to, and service a customer base for ThermoGenesis’ AXP® (AutoXpress®) System and BioArchive System in the People’s Republic of China (excluding Hong Kong and Taiwan), Singapore, Indonesia, and the Philippines (the “Territories”).  The agreement replaced our prior distribution agreement with Golden Meditech, which expired in August 2017 and had granted similar exclusive distribution rights in the Territories. Boyalife W.S.N. is an affiliate of Dr. Xiaochun Xu, our Chief Executive Officer and Chairman of our Board of Directors, and Boyalife (Hong Kong) Limited, our largest stockholder. Boyalife W.S.N,’s rights under the agreement include the exclusive right to distribute AXP® Disposable Blood Processing Sets and use rights to the AXP® (AutoXpress®) System, BioArchive System and other accessories used for the processing of stem cells from cord blood in the Territories. Boyalife W.S.N. is also appointed as the exclusive service provider to provide repairs and preventative maintenance to ThermoGenesis products in the Territories. The term of the agreement is for three years with ThermoGenesis having the right to renew the agreement for successive two-year periods at its option. However, ThermoGenesis has the right to terminate the agreement early if Boyalife W.S.N. fails to meet specified minimum purchase requirements.

Employees

As of June 30, 2017, we had 70 employees, 36 of whom were employed in the U.S. and 34 of whom were employed in India. On July 7, 2017 in conjunction with the SynGen transaction, we added approximately 14 employees in the U.S. We also utilize temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppage.

Foreign Sales and Operations

See footnote 10 of our Notes to Consolidated Financial Statements for information on our sales and operations outside of the U.S.

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

Risks Related to Our Business

The Equity in our ThermoGenesis Subsidiary is 20% Owned by a Third Party that Holds Certain Minority Investor Rights in that Subsidiary, and Those Rights Could Limit or Delay Our Ability to Take Certain Major Actions Relating to ThermoGenesis. Immediately prior to our acquisition of the assets and business of SynGen Inc. in July 2017, we contributed the assets and business of our blood and bone-marrow processing device business to our ThermoGenesis Corp. subsidiary. Substantially all of our historical revenues are attributable to our device business, and as a result of such contribution, the device business is now owned and operated by ThermoGenesis. In connection with the SynGen asset acquisition, we issued shares of ThermoGenesis common stock to SynGen resulting in SynGen owning 20% of the outstanding stock of ThermoGenesis on a post-transaction basis, and such common stock was thereafter transferred to Bay City Capital Fund V, L.P. and an affiliated fund (“Bay City”). Under the agreements relating to the SynGen asset acquisition, although we continue to own 80% of the outstanding capital stock of ThermoGenesis, Bay City was granted certain minority investor rights in ThermoGenesis. These rights include board representation rights, a right of first refusal over sales of ThermoGenesis stock by us, co-sale rights with respect to any sale of ThermoGenesis stock by us, and supermajority protective voting rights over certain major decisions, such as a sale of ThermoGenesis, raising capital in ThermoGenesis with preferred stock, transfers of ThermoGenesis assets, or redemptions of ThermoGenesis stock. In addition, the board of directors of ThermoGenesis is comprised of 5 persons, two of whom are designated by us, one of whom is designed by Bay City, one of whom is designated by us but must be independent, and one of whom is designated by Bay City but must be independent. The foregoing minority investor rights in ThermoGenesis could limit or delay our ability or flexibility to take certain major actions or make major decisions relating to ThermoGenesis that might be beneficial to our stockholders, unless such actions or decisions have the consent or support of Bay City. Accordingly, the minority investor rights in ThermoGenesis could have a negative impact on the market price of our common stock.

We May Not be Able to Successfully Recognize the Anticipated Benefits from the SynGen Asset Acquisition or Retain Key Acquisition Employees. On July 7, 2017, our ThermoGenesis subsidiary acquired the business and substantially all of the assets of SynGen, a privately held Sacramento, California-based technology company that develops, markets, and sells advanced cell separation tools and accessories. The success of the SynGen asset acquisition depends on our ability to leverage the intellectual property, other assets, and acquired personnel of SynGen in order to increase our sales and profitability. In order to successfully achieve this, we will need to integrate the businesses and employees of SynGen and ThermoGenesis and motivate such employees. This will place significant demands on our management, our operational and financial systems, our infrastructure, and our other resources. If we do not effectively manage this process, our ability to grow the consolidated business in the manner anticipated by the acquisition will suffer, and we may lose key employees that we acquired from SynGen.

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

Our Controlling Stockholder Has Significant Influence Over Us Which Could Limit Your Ability to Influence the Outcome of Key Transactions, Including a Change of Control, and Could Negatively Impact the Market Price of Our Common Stock By Discouraging Third Party Investors. As of June 30, 2017, approximately 70% of our outstanding common stock is owned by Boyalife (Hong Kong) Limited. In addition, pursuant to the terms of a Nomination and Voting Agreement we entered into with Boyalife (Hong Kong) Limited and Boyalife Investment Inc. in February 2016, Boyalife (Hong Kong) Limited and Boyalife Investment Inc. have the right to designate up to three of the seven members to our board of directors until such time as they collectively no longer hold at least 50% of our common stock.

Boyalife (Hong Kong) Limited is 100% owned by Yishu Li, the spouse of Dr. Xiachun Xu, our CEO and chairman of our board of directors. Boyalife Investment, Inc. is also controlled by Dr. Xu. As a result of their ownership and ability to designate up to three members of our board of directors, Boyalife (Hong Kong) Limited and Boyalife Investment Inc. (including Dr. Xu and his spouse Ms. Li) are able to exercise significant influence over all matters affecting us, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on our stock price and ability to execute our strategic initiatives. They may have conflicts of interest and interests that are not aligned with those of other investors in all respects. As a result of the concentrated ownership of our common stock, Dr. Xu and Ms. Li, acting together, are able to control all matters requiring stockholder approval, including the election of directors, the adoption of amendments to our certificate of incorporation and bylaws, and approval of a sale of our company, and other significant corporate transactions. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors from investing or making tender offers for our shares.

Our Potential Cell Therapy Products and Technologies Are In Early Stages Of Development. The development of new cell therapy products is a highly risky undertaking, and there can be no assurance that any future research and development efforts we may undertake will be successful. Our potential products in vascular, orthopedic, hematological/oncological and wound care indications will require extensive additional research and development and regulatory approval before any commercial introduction.  There can be no assurance that any future research, development and clinical trial efforts will result in viable products or meet efficacy standards.

We Intend To Rely On Third Parties For Certain Functions In Conducting Clinical Trials Of Our Product Candidates. We intend to rely on third parties for certain clinical trial activities of our products.  In this regard, we have an agreement with Fortis Healthcare Limited, a hospital chain networked throughout India and Asia, for contract clinical trial services programs among other services. The agreement expired in August 2017 and we are currently in discussions to renew the agreement. Termination, or non-renewal, of this agreement could jeopardize or delay development of our products.

We May Be Unable to Obtain Marketing Approval from the FDA For Our Point-of-Care System for Critical Limb Ischemia (CLI) Indication. At the end of 2016, the Company received approval from the U.S. Food and Drug Administration (FDA) for the Company’s amended pivotal study protocol for treatment of CLI. The amended CLI clinical trial is designed to demonstrate the safety and efficacy of the Company’s point-of-care system for the treatment of CLI patients with limited or no treatment options. The changes approved by the FDA are intended to increase patient enrollment by expanding the patient pool from Rutherford Category 5 patients only, to also include Rutherford Category 4 patients, or patients with a less severe form of the disease. The study population has been expanded to include patients who are poor candidates for either surgery or endovascular therapies. The sample size of the CLI trial was increased from 224 to 362 patients. With the FDA approval of our amended phase III clinical trial protocol of CLI, the company is actively looking for an external strategic partner to move forward with the CLI clinical trial program. The marketing approval of point-of-care device for the treatment of CLI indication is subject to a successful strategic partnership, successful completion of our phase III study with statistical significant results and acceptance of the results by the FDA for the disease indication. Our inability to successfully complete any of the above mentioned steps can affect our ability to obtain marketing approval in the United States.

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

A Significant Portion of Revenue is Derived from Customers Outside the United States. We may Lose Revenues, Market Share, and Profits due to Exchange Rate Fluctuations and Political and Economic Changes Related to its Foreign Business. In the year ended June 30, 2017, sales to customers outside the U.S. comprised approximately 54% of revenues. This compares to 57% in fiscal 2016. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial position and results.

The Loss of a Significant Distributor or End User Customer may Adversely Affect Financial Condition and Results of Operations. Revenues from a significant distributor and a significant customer comprised 42% of revenues for the year ended June 30, 2017. In August 2017, we did not renew the contract with this significant distributor and signed a contract with a new distributor which is an affiliate of the Company. The loss of a large end user customer or distributor may decrease revenues.

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

Risks Related to Our Operations

Our Ability to Conduct a CLIRST III Clinical Trial Is Substantially Dependent on Our Ability to Enter into a Strategic Partnership and There Are No Assurances That Such Funding Source will Materialize. We will need additional funding to commence the CLIRST III clinical trial and we are actively looking for a strategic partner to co-sponsor the trial with us. We cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

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

Failure to Meet the Financial Covenant in our Technology License and Escrow Agreement could Decrease our AXP Revenues. Under our license and escrow agreement with Cbr Systems, Inc. if we fail to meet the financial covenant of cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000,000, they may take possession of the escrowed intellectual property and initiate manufacturing of the applicable device and disposables. If this were to occur, our revenues would be negatively impacted. In order to remain compliant we may have to complete additional financings or provide consideration to the counter party to modify the obligations.

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

Failure to Maintain and/or Upgrade Our Information Technology Systems May Have an Adverse Effect on Our Operations. We rely on various information technology systems to manage our operations, and we evaluate these systems against our current and expected requirements. We are currently evaluating alternatives to our legacy ERP system. Until a new system is purchased and implemented, any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

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

If Our Competitors Develop and Market Products That Are More Effective Than Our Product Candidates Or Obtain Regulatory and Market Approval For Similar Products Before We Do, Our Commercial Opportunity May Be Reduced Or Eliminated. The development and commercialization of new pharmaceutical products which target cardiovascular, orthopedic, chronic dermal wounds and other conditions addressed by our current and future products is competitive, and we will face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide. Many of our competitors have substantially greater financial and technical resources, and development, production and marketing capabilities than we do. In addition, many of these companies have more experience than we do in pre-clinical testing, clinical trials and manufacturing of compounds, as well as in obtaining FDA and foreign regulatory approvals. As a result, there is a risk that one of the competitors will develop a more effective product for the same indications for which we are developing a product or, alternatively, bring a similar product to market before we can. With regards to the BioArchive and AXP Systems, numerous larger and better-financed medical device manufacturers may choose to enter this market.

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

Risks Related to Operating Results and Financial Markets

We Have Incurred Net Losses and We Anticipate that our Losses will Continue. We have not been profitable for a significant period. For the fiscal years ended June 30, 2017 and 2016, we had a net loss of $29,095,000 and $18,588,000 respectively and an accumulated deficit at June 30, 2017, of $185,357,000. We will continue to incur significant costs as we develop and market our current products and related applications. Although we are executing our business plan to develop, market and launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales or threaten our ability to continue as a going concern in future years.

We Will Need to Raise Additional Capital to Fund our Operations and in Furtherance of Our Business Plan. We will need to raise additional capital in the near future to fund our future operations and in furtherance of our business plan, including progression of the clinical trials and development of other new products. The proposed financing may include shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, debt securities, units consisting of the forgoing securities, equity investments from strategic development partners or some combination of each. Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to our stockholders, and such dilution may be significant based upon the size of such financing. Additionally, we cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

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

As of June 30, 2017 we have a goodwill balance of $13,195,000 and a net intangible assets balance of $20,165,000, out of total assets of $46,932,000. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

Risks Related to Our Common Stock

If the Price of our Common Stock does not Meet the Requirements of the NASDAQ Capital Market (“NASDAQ”), Our Shares may be Delisted. Our Ability to Publicly or Privately Sell Equity Securities and the Liquidity of Our Common Stock Could be Adversely Affected if We Are Delisted. The listing standards of NASDAQ provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

We do not Pay Cash Dividends. We have never paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Instead, we intend to apply earnings, if any, to the expansion and development of our business. Thus, the liquidity of your investment is dependent upon your ability to sell stock at an acceptable price. The price can go down as well as up and may limit your ability to realize any value from your investment, including the initial purchase price.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease a facility with approximately 28,000 square feet of space located in Rancho Cordova, California. The facility is used by both our clinical development and device segments and is devoted to warehouse space, manufacturing of products, office space, a biologics lab, and a research and development lab. The lease expires May 31, 2019.

In Gurgaon India we lease approximately 5,800 square feet for an office facility for our clinical development segment. The lease expires March 1, 2018. In August 2017, we gave a 30 days notice of our intention to terminate this lease and entered into a lease for a different facility for approximately 1,500 square feet. The new lease expires September 14, 2023, however, either party can terminate the lease after September 2019 with three months notice.

Additionally in Gurgaon India, as part of our agreement with Fortis Healthcare, we occupy and manage a 2,800 square foot cord blood banking and cellular therapy processing facility in the Fortis Memorial Research Institute.

We believe our facilities are adequate for our present needs and expect them to remain adequate for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

In the normal course of operations, we may have disagreements or disputes with distributors, vendors or employees. Such potential disputes are seen by management as a normal part of business and while the outcome of such disagreements and disputes cannot be predicted with certainty, except as described below, we do not believe that any pending legal proceedings are material. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On May 4, 2017, Mavericks Capital LLC and Mavericks Capital Securities LLC filed suit against the Company in the Superior Court of the State of California for the County of Santa Clara (Case No. 17 CV 309652). The complaint relates to a July 20, 2015 agreement between the parties in which plaintiffs agreed to assist the Company in finding strategic partners. The complaint alleges that the Company breached the agreement by failing to pay plaintiffs a $1 million "Transaction Fee" in connection with what plaintiffs allege was a "Sale of the Company." The complaint seeks compensatory and special damages, interest, costs, and attorneys' fees. On June 22, 2017, the Company answered the complaint, denying all material allegations. The parties are currently engaged in discovery, and no trial date has been set.

On September 9, 2014, we filed a complaint against SynGen Inc., PHC Medical Inc., Philip Coelho and others (the Defendants) in the case captioned as Cesca Therapeutics, Inc. v. SynGen, Inc., et al, United States District Court, Eastern District of California, Case No. 2:14-cv-02085-GEB-KJN alleging misappropriation of trade secrets and breach of contract among other claims. On July 7, 2017, as part of the SynGen acquisition transaction and in consideration of the parties’ agreement pursuant thereto, we settled this dispute and the parties granted each other customary mutual releases.

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

Fiscal 2017	High	Low	Fiscal 2016	High	Low

First Quarter (Sep. 30)	$5.42	$2.75	First Quarter (Sep. 30)	$16.44	$10.60
Second Quarter (Dec. 31)	$3.90	$2.52	Second Quarter (Dec. 31)	$12.40	$3.64
Third Quarter (Mar. 31)	$3.67	$2.75	Third Quarter (Mar. 31)	$6.20	$2.12
Fourth Quarter (June 30)	$3.28	$2.94	Fourth Quarter (June 30)	$4.01	$1.91

We have not paid cash dividends on our common stock and do not intend to pay a cash dividend in the foreseeable future. There were approximately 206 stockholders of record on June 30, 2017 (not including street name holders).

During the fiscal year ended June 30, 2017, we engaged in deemed repurchases of 47,024 shares of our common stock as a result of permitting holders of restricted stock unit awards under our equity plans to surrender shares issuable pursuant to such awards in order to satisfy tax withholding obligations.

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

Overview

Cesca is a regenerative medicine company that develops, commercializes and markets a range of automated technologies for cell-based therapeutics. Cesca’s device division provides a full suite of solutions for automated clinical biobanking, point-of-care applications, and automation for immuno-oncology. Cesca is also leveraging its proprietary AutoXpress® technology platform to develop autologous stem cell-based therapies that address significant unmet needs in the vascular, cardiology and orthopedic markets.

On July 7, 2017, our wholly-owned subsidiary, ThermoGenesis Corp. (“ThermoGenesis”), acquired the business and substantially all of the assets of SynGen, a privately held Sacramento, California-based technology company that develops, markets, and sells advanced cell separation tools and accessories. In the transaction (the “SynGen Transaction”), ThermoGenesis acquired substantially all of SynGen’s operating assets, including its proprietary cell processing platform. In exchange, ThermoGenesis issued to SynGen shares of ThermoGenesis common stock that, after giving effect to the issuance, constitute 20% of ThermoGenesis’ outstanding common shares, and ThermoGenesis also made a one-time cash payment of $1.0 million to SynGen. Immediately prior to the SynGen Transaction, the Company contributed the assets, business, and current liabilities of its blood and bone-marrow processing device business to ThermoGenesis and will operate such business (together with the acquired business) through the ThermoGenesis subsidiary.

Prior to the SynGen Transaction, Cesca’s device business was owned and operated directly by Cesca, and from and after the SynGen Transaction, Cesca’s device business (together with the business acquired from SynGen) is and will be owned and operated by ThermoGenesis.

In August 2017, our Board of Directors approved changing our fiscal year from June 30 to a calendar year ending December 31. As a result, we will file a transition report on Form 10-K for the six month period ending December 31, 2017. Prior to filing the transition report, we will file a quarterly report on Form 10-Q for the quarter ending September 30, 2017.

Cesca’s Device Division- ThermoGenesis Corp.

ThermoGenesis Corp. (“ThermoGenesis”), a wholly owned subsidiary of the Company that owns and operates the Company’s device division, is a pioneer and market leader in the development and commercialization of automated technologies for cell-based therapeutics and bio-processing. The Device segment’s automated solution offerings include:

Clinical BioBanking

AXP® + BioArchive® provide automated isolation, collection and storage of cord blood stem cell concentrates.

Point-of-Care Solutions for Cell-Based Therapeutics

PXP™ allows for the rapid, automated processing of autologous peripheral or bone marrow derived stem cells at the point-of-care, such as surgical centers or clinics.

Cellular Processing for Immuno-Oncology Applications

CXP™ + BioArchive® allow for the automated manufacturing, expansion and storage of cellular therapies for immuno-oncology, including various T-cell and nature killer (NK) cell based therapies.

The Device Segment’s product pipeline includes:

●	AutoXpress® System (AXP®) - a proprietary, automated system for the isolation and collection of hematopoietic stem cells from cord blood and peripheral blood.
●

PXP™ for Point-of-Care Applications – a proprietary, automated system for the rapid, automated processing of autologous peripheral or bone marrow derived stem cells for cell-based therapies at point-of-care situations, such as surgical centers or clinics.

●	CAR-TXpress (CXP™) - a proprietary, automated system for the isolation and collection of cells derived from biological sources, for various laboratory based downstream applications.
●	BioArchive® - an automated, cryogenic system used by cord blood banks for the cryopreservation and storage of cord blood stem cell concentrate for future use.

Cesca’s Clinical Development Division

Using its proprietary AutoXpress® technology platform, Cesca is developing autologous (utilizing the patient’s own cells) stem cell-based therapeutics that Cesca believes will address significant unmet medical needs for applications within the vascular, cardiology and orthopedic markets.

Vascular Diseases - Critical Limb Ischemia (“CLI”) – Cesca is currently in late stage development of its proprietary, point-of-care, autologous stem cell-based therapeutic for the treatment of patients with CLI. The Company’s 362 patient, multi-center pivotal Phase III Critical Limb Ischemia Rapid Stem Cell Treatment (“CLIRST”) trial is designed to evaluate the safety and efficacy of autologous stem cell-based therapy to stimulate the regeneration of blood vessels, promote wound healing and prevent amputation. Previous clinical studies using Cesca’s proprietary, point-of-care-technologies have successfully demonstrated the regeneration of blood vessels and improved blood circulation in the limbs, using a patient’s own bone marrow derived stem cells. The Company is actively seeking strategic partners to co-develop CLIRST.

Cardiology - Acute Myocardial Infarction – Cesca is developing a proprietary, point-of-care autologous stem cell-based therapy intended as an adjunct treatment for patients who have suffered an acute ST-elevated myocardial infarction (“STEMI”), the most serious type of heart attack. Such treatments are aimed at minimizing the adverse remodeling of the heart post-STEMI.

Orthopedics – OsteoArthritis (OA) - Cesca is in early stage development of an autologous stem cell based therapy intended to treat patients with cartilage tissue degeneration that may lead to progressive cartilage loss and painful joint diseases. Localized articular cartilage defects can potentially be repaired by transplantation of autologous cell therapy. Therapies in development using Cesca’s proprietary PXP™ system are expected to delay further deterioration and repair the damaged joint cartilage. Treatment is typically via a single procedure in the hospital or clinic.

Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected our financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

Results of Operations for the Fiscal Year Ended June 30, 2017 versus the Fiscal Year Ended June 30, 2016

Net Revenues

Consolidated net revenues for 2017 were $14,525,000 compared to $11,929,000 for 2016, an increase of $2,596,000. Device segment revenues increased primarily as a result of increased shipments of AXP disposables to a single end-user customer and distributors in China and Europe. Also, contributing to the increase, we shipped three BioArchive devices during the year ended June 30, 2017 versus one during the year ended June 30, 2016. Clinical development revenues consist of sales generated by our Totipotent subsidiaries. The decrease is due to the loss of their largest manual bag set customer.

Revenues were comprised of the following for the years ended:

	June 30, 2017	June 30, 2016
Device Segment:
AXP	$8,715,000	$6,924,000
BioArchive	3,318,000	2,465,000
Manual Disposables	1,034,000	1,203,000
Bone Marrow	582,000	341,000
Other	384,000	350,000
	14,033,000	11,283,000
Clinical Development Segment:
Manual disposables	161,000	305,000
Bone Marrow	163,000	117,000
Other	168,000	224,000
	492,000	646,000
	$14,525,000	$11,929,000

Gross Profit

Consolidated gross profit was $5,839,000 or 40% of revenues for 2017 compared to $2,744,000 or 23% of revenues for 2016. Our device segment gross profit margin increased from $2,672,000 or 24% to $5,813,000 or 41% for fiscal 2016 to fiscal 2017 primarily due to higher average sales prices on our mix of products sold and a reduction in our overhead costs during the year ended June 30, 2017. Additionally, in the prior year, there was an increase to our inventory reserves and a provision for expected losses on non-cancelable purchase commitments. Gross profit for our clinical segment decreased from $72,000 or 11 % to $26,000 or 5% due to product mix and lower sales volumes.

Sales and Marketing Expenses

Consolidated sales and marketing expenses were $1,531,000 for 2017, compared to $2,148,000 for 2016, a decrease of $617,000 or 29%. The decrease is driven primarily by our device segment and is due to lower personnel costs during the year ended June 30, 2017 due to reorganizing the sales and marketing function in September 2016. Our clinical segment had an increase of $49,000 for 2017, due to higher costs related to our cord blood bank marketing in India.

Research and Development Expenses

Research and development expenses include costs associated with our engineering, regulatory, scientific and clinical functions.

Consolidated research and development expenses for 2017, were $2,497,000 compared to $3,230,000 for 2016, a decrease of $733,000 or 23%. The decrease was primarily due to lower salaries and benefits in the clinical development segment of approximately $500,000 due to a decrease in headcount and a reduction in rent expense in the clinical development segment of approximately $350,000 associated with the consolidation of our US operations into our Rancho Cordova facility. Research and development expenses are expected to increase when the Company initiates additional clinical trials which the Company intends to fund through strategic partnerships.

General and Administrative Expenses

General and administrative expenses include costs associated with our accounting, finance, human resources, information system and executive functions.

Consolidated general and administrative expenses were $11,051,000 for 2017, compared to $8,231,000 for 2016, an increase of $2,510,000 or 30%. The increase is primarily due to the termination of our former Chief Executive Officer in November 2016 and our former Chief Financial Officer in March 2017 which resulted in $2,200,000 of expense for severance and acceleration of stock options and restricted stock units. Additionally, legal expenses increased $1.1 million largely as a result of attorney fees associated with the SynGen litigation, which was settled on July 7, 2017. These expenses were allocated among both of our segments.

Interest Expense

The increase in interest expense from $1,864,000 for the year ended June 30, 2016 to $10,668,000 for the year ended June 30, 2017 was primarily due to the conversion in the first quarter of fiscal 2017 of all outstanding principal and non-cash interest accrued and otherwise payable under the debentures of $7,379,000 and additional non-cash interest expense of $3,153,000 recorded based on the fair market value of the common stock issued upon conversion.

Benefit for Income Taxes

The deferred income tax benefit of $673,000 is due to changes in the state tax rate over the last several years. Approximately $559,000 of the benefit relates to state rate changes prior to fiscal 2017, which was all recognized in the current year, of which $157,000 relates to fiscal 2016 and $402,000 relates to years prior to fiscal 2016.

Non-GAAP Measures

In addition to the results reported in accordance with US GAAP, we also use a non-GAAP measure, adjusted EBITDA, to evaluate operating performance and to facilitate the comparison of our historical results and trends. This financial measure is not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for loss as a measure of performance. The Company defines adjusted EBITDA as loss from operations and before other income (expenses) adjusted for non-cash items that impact operations, including depreciation and amortization, stock-based compensation expenses and impairment of intangible assets. The calculation of this non-GAAP measure may not be comparable to similarly titled measures used by other companies. Reconciliations to the most directly comparable US GAAP measure are provided below.

	For the Year Ended June 30, 2017
	Clinical Development	Device	Total
Loss from operations	$(8,940,000)	$(300,000)	$(9,240,000)
Add:
Depreciation and amortization	501,000	329,000	830,000
Stock-based compensation expense	970,000	491,000	1,461,000
Impairment of intangible asset	310,000	--	310,000
Adjusted EBITDA	$(7,159,000)	$520,000	$(6,639,000)

	For the Year Ended June 30, 2016
	Clinical Development	Device	Total
Loss from operations	$(8,240,000)	$(2,625,000)	$(10,865,000)
Add:
Depreciation and amortization	644,000	524,000	1,168,000
Stock-based compensation expense	548,000	194,000	742,000
Adjusted EBITDA	$(7,048,000)	$(1,907,000)	$(8,955,000)

Adjusted EBITDA

Our consolidated adjusted EBITDA loss was $6,639,000 for 2017, compared to $8,955,000 for 2016. The reduction in the adjusted EBITDA loss was due primarily to our higher revenues and resulting higher gross profit margin.

Liquidity and Capital Resources

At June 30, 2017, we had cash and cash equivalents of $3,623,000 and working capital of $6,658,000. This compared to cash and cash equivalents of $5,835,000 and working capital of $7,301,000 at June 30, 2016. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

On March 6, 2017, Cesca entered into a Credit Agreement with Boyalife Investment Fund II, Inc. (the “Lender”) which grants to the Company the right to borrow up to $5,000,000 in amounts of $500,000 per advance on an unsecured basis at any time prior to March 6, 2022. On September 13, 2017, we entered into an amendment to the Credit Agreement with the Lender increasing our maximum borrowing availability thereunder from $5.0 million to $10.0 million. As of September 20, 2017 the Company had drawn down $5,000,000 of the $10,000,000 available under the Credit Agreement.

On August 22, 2016, the Company elected to convert all outstanding principal and interest accrued and otherwise payable under the Company’s Secured Convertible Debentures aggregating $23,905,000 dating back to Cesca’s February 2016 financing. Upon conversion, 6,102,941 shares of common stock were issued and the debentures plus all related security interests and liens were terminated.

On August 3, 2016, the Company sold 600,000 shares of common stock at a price of $4.10 per share.

The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company, were $2,092,000.

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

On August 31, 2015, the Company sold senior secured convertible debentures in a financing to raise up to $15,000,000 (“Thirty-Year Debentures”), Series A warrants to purchase up to 1,102,942 shares of the Company’s common stock at an exercise price equal to $13.60 per share for a period of five and one-half years (“Series A warrants”) and Series B warrants to purchase up to 606,618 shares of the Company’s common stock at an exercise price equal to $13.60 per share for a period of eighteen months (“Series B warrants”). At the initial closing on August 31, 2015, the Company received gross proceeds of $5,500,000 and 404,412 Series A warrants vested and 222,427 Series B warrants vested. The second closing for up to an additional $9,500,000 was dependent on a number of items including receipt by the Company of approval from the California Institute for Regenerative Medicine (“CIRM”) for a grant in the amount of $10,000,000 to support the Company’s pivotal trial for CLIRST III. The Company applied for the CIRM grant in August 2015. However, the Company withdrew its application for the CIRM grant.

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

Our net cash used in operating activities for the year ended June 30, 2017 was $7,215,000 compared to $9,625,000 for the year ended June 30, 2016. The improvement in net cash used in operating activities was primarily due to the higher revenue volume and a higher gross profit margin on our mix of products sold.

Based upon the additional funds available to draw down under the amended Credit Agreement, the Company’s cash balance, historical trends, expected outflows and projections for revenues, management believes it will have sufficient cash to provide for its projected needs to maintain operations and working capital requirements for at least the next 12 months from the date of filing this annual report.

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

On July 7, 2017, the Company entered into a transaction in which its wholly owned subsidiary, ThermoGenesis, acquired the business and substantially all of the assets of SynGen Inc. (“SynGen”), a privately held Sacramento, California-based technology company that develops, markets, and sells advanced cell separation tools and accessories. In the transaction (the “SynGen Transaction”), ThermoGenesis acquired substantially all of SynGen’s operating assets, including its proprietary cell processing platform. In exchange, ThermoGenesis issued to SynGen shares of ThermoGenesis common stock that, after giving effect to the issuance, constitute 20% of ThermoGenesis’ outstanding common shares, and ThermoGenesis also made a one-time cash payment of $1.0 million to SynGen (together with the issuance of common stock, the “Transaction Consideration”).

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

We generally do not require extensive capital equipment to produce or sell our current cord blood banking products. In fiscal 2017 we spent $375,000 primarily for equipment to be used in our proposed clinical trials and improvements to our clinical laboratory in Rancho Cordova as a result of closing the Emeryville location. In fiscal 2016 we spent $710,000 primarily for tooling at a contract manufacturer and equipment to be used in our Point-of-Care development program.

At June 30, 2017, we had a distributor that accounted for 36% of accounts receivable. At June 30, 2016, we had three distributors/customers that accounted for 57% of accounts receivable.

Revenues from a customer totaled $3,263,000 or 22% and $2,475,000 or 21% for the years ended June 30, 2017 and 2016, respectively. Revenues from one distributor totaled $2,842,000 or 20% and $2,797,000 or 23% of net revenues for the years ended June 30, 2017 and 2016, respectively.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used by the Company in the preparation of its consolidated financial statements.

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

Recent Accounting Standards

See footnote 2 “Summary of Significant Accounting Policies”.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Cesca Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Cesca Therapeutics, Inc. (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cesca Therapeutics, Inc., as of June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum llp

New York, NY

September 21, 2017

Cesca Therapeutics Inc.

Consolidated Balance Sheets

	June 30, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,623,000	$5,835,000
Accounts receivable, net of allowance for doubtful accounts of $102,000 ($49,000 at June 30, 2016)	3,701,000	3,169,000
Inventories, net of reserves of $1,230,000 ($1,437,000 at June 30, 2016)	3,617,000	3,593,000
Prepaid expenses and other current assets	237,000	246,000
Total current assets	11,178,000	12,843,000

Equipment, net	2,330,000	2,962,000
Goodwill	13,195,000	13,195,000
Intangible assets, net	20,165,000	20,821,000
Other assets	64,000	78,000
Total assets	$46,932,000	$49,899,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,601,000	$2,648,000
Accrued payroll and related expenses	385,000	449,000
Deferred revenue	597,000	783,000
Related party payable	606,000	--
Other current liabilities	1,331,000	1,662,000
Total current liabilities	4,520,000	5,542,000

Long term debt-related party	3,500,000	--
Derivative obligations	730,000	670,000
Convertible debentures, net	--	2,489,000
Noncurrent deferred tax liability	6,968,000	7,641,000
Other noncurrent liabilities	377,000	1,284,000
Total liabilities	16,095,000	17,626,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding at June 30, 2017 and 2016	--	--

Common stock, $0.001 par value; 350,000,000 shares authorized; 9,915,868 issued and outstanding (3,010,687 at June 30, 2016)	10,000	3,000
Paid in capital in excess of par	216,222,000	188,569,000
Accumulated deficit	(185,357,000)	(156,262,000)
Accumulated other comprehensive loss	(38,000)	(37,000)

Total stockholders’ equity	30,837,000	32,273,000

Total liabilities and stockholders’ equity	$46,932,000	$49,899,000

See accompanying notes to consolidated financial statements.

Cesca Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive loss

	For the years ended June 30
	2017	2016
Net revenues	$14,525,000	$11,929,000
Cost of revenues	8,686,000	9,185,000
Gross profit	5,839,000	2,744,000

Expenses:
Sales and marketing	1,531,000	2,148,000
Research and development	2,497,000	3,230,000
General and administrative	11,051,000	8,231,000
Total operating expenses	15,079,000	13,609,000
Loss from operations	(9,240,000)	(10,865,000)

Other income (expense):
Interest expense	(10,668,000)	(1,864,000)
Amortization of debt discount	(9,851,000)	(6,127,000)
Fair value change of derivative instruments	(60,000)	3,395,000
Registration rights liquidated damages	--	(1,100,000)
Loss on cashless exercise of warrants	--	(1,039,000)
Loss on extinguishment of debt	--	(795,000)
Loss on modification of Series A warrants	--	(149,000)
Other income and (expenses)	51,000	(44,000)
Total other income (expense)	(20,528,000)	(7,723,000)

Loss before benefit for income taxes	(29,768,000)	(18,588,000)
Benefit for income taxes	673,000	--
Net loss	$(29,095,000)	$(18,588,000)

COMPREHENSIVE LOSS
Net loss	$(29,095,000)	$(18,588,000)
Other comprehensive loss:
Foreign currency translation adjustments	(1,000)	(32,000)
Comprehensive loss	$(29,096,000)	$(18,620,000)

Per share data:
Basic and diluted net loss per common share	$(3.27)	$(7.57)

Weighted average common shares outstanding – Basic and diluted	8,904,508	2,455,548

See accompanying notes to consolidated financial statements.

Cesca Therapeutics Inc.

Consolidated Statements of Stockholders' Equity

	Common Stock		Paid in capital in excess of	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	par	deficit	loss	equity
Balance at June 30, 2015	2,027,386	$2,000	$172,579,000	$(137,674,000)	$(5,000)	$34,902,000

Stock-based compensation expense, net of stock surrenders	11,577	--	710,000	--	--	710,000

Discount due to beneficial conversion features	--	--	7,262,000	--	--	7,262,000

Discount due to warrants	--	--	4,434,000	--	--	4,434,000

Issuance of common shares and warrants in financing	735,294	1,000	2,463,000	--	--	2,464,000

Issuance of common shares for exercise of Series B warrants	231,710	--	1,097,000	--	--	1,097,000

Common stock issued to directors in lieu of cash compensation	4,720	--	24,000	--	--	24,000

Foreign currency translation	--	--	--	--	(32,000)	(32,000)

Net loss	--	--	--	(18,588,000)	--	(18,588,000)
Balance at June 30, 2016	3,010,687	3,000	188,569,000	(156,262,000)	(37,000)	32,273,000

Stock-based compensation expense, net of stock surrenders	125,368	--	1,445,000	--	--	1,445,000

Shares issued upon debt conversion	6,102,941	6,000	23,897,000	--	--	23,903,000

Issuance of common shares in financing, net of offering costs	600,000	1,000	2,091,000	--	--	2,092,000

Common stock issued to directors in lieu of cash compensation	5,463	--	16,000	--	--	16,000

Common stock issued to employees for prior year bonus	71,409	--	204,000	--	--	204,000

Foreign currency translation	--	--	--	--	(1,000)	(1,000)

Net Loss	--	--	--	(29,095,000)	--	(29,095,000)
Balance at June 30, 2017	9,915,868	$10,000	$216,222,000	$(185,357,000)	$(38,000)	$30,837,000

See accompanying notes to consolidated financial statements.

Cesca Therapeutics Inc.

Consolidated Statements of Cash Flows

	Years ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(29,095,000)	$(18,588,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	830,000	1,168,000
Stock-based compensation expense	1,461,000	742,000
(Recovery of) reserve for excess and slow-moving inventories	(203,000)	566,000
Amortization of debt discount	9,851,000	6,127,000
Amortization of debt issue costs	160,000	800,000
Change in fair value of derivative	60,000	(3,395,000)
Deferred income tax benefit	(673,000)	--
Non-cash accrued interest	10,373,000	1,031,000
Loss on disposal of equipment	176,000	--
Impairment of intangible asset	310,000	--
Loss on cashless exercise of warrants	--	1,039,000
Loss on extinguishment of debt	--	795,000
Loss on modification of Series A warrants	--	149,000
Net changes in operating assets and liabilities:
Accounts receivable	(522,000)	1,956,000
Inventories	615,000	375,000
Prepaid expenses and other assets	24,000	(86,000)
Accounts payable	(1,062,000)	(2,420,000)
Related party payable	606,000	--
Accrued payroll and related expenses	(63,000)	(256,000)
Deferred revenue	(187,000)	148,000
Other current liabilities	26,000	160,000
Other noncurrent liabilities	98,000	64,000
Net cash (used in) operating activities	(7,215,000)	(9,625,000)
Cash flows from investing activities:
Capital expenditures	(375,000)	(710,000)
Net cash (used in) investing activities	(375,000)	(710,000)
Cash flows from financing activities:
Gross proceeds from convertible debentures	--	18,000,000
Proceeds from long term debt-related party	3,500,000	--
Payment of financing cost – convertible debentures	--	(961,000)
Repayment of convertible debentures	--	(6,444,000)
Payment to extinguish derivative obligations	--	(159,000)
Payments on capital lease obligations	(84,000)	(67,000)
Proceeds from issuance of common stock, net	2,092,000	2,463,000
Repurchase of common stock	(134,000)	(8,000)
Net cash provided by financing activities	5,374,000	12,824,000
Effects of foreign currency rate changes on cash and cash equivalents	4,000	(11,000)
Net (decrease)increase in cash and cash equivalents	(2,212,000)	2,478,000
Cash and cash equivalents at beginning of year	5,835,000	3,357,000
Cash and cash equivalents at end of year	$3,623,000	$5,835,000
Supplemental non-cash financing and investing information:
Common stock issued for payment of convertible debenture and interest	$23,903,000	--
Transfer of equipment to inventories	$625,000	--
Derivative obligation related to issuance of warrants	--	$4,282,000
Retirement of equipment	--	$1,109,000

See accompanying notes to consolidated financial statements.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity

On July 7, 2017, the Company, thru its wholly-owned subsidiary, ThermoGenesis, acquired the business and substantially all of the assets of SynGen Inc. (“SynGen”). In exchange, ThermoGenesis issued to SynGen shares of ThermoGenesis common stock that, after giving effect to the issuance, constitute 20% of ThermoGenesis’ outstanding common shares, and ThermoGenesis also made a one-time cash payment of $1.0 million to SynGen. (Refer to Note 14).

On March 6, 2017, the Company entered into a Revolving Credit Agreement (“Credit Agreement”) with Boyalife Investment Fund II, Inc. (the “Lender”) (Refer to Note 5). As of June 30, 2017, the Company had drawn down $3,500,000 of the $5,000,000 available under the Credit Agreement. The Company has drawn down an additional $1,500,000 subsequent to June 30, 2017 and through the date of this report. Boyalife Investment Fund II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board. On September 13, 2017, the Company entered into an amendment to the Revolving Credit Agreement with the Lender to increase the Company’s maximum borrowing availability thereunder from $5.0 million to $10.0 million.

On August 22, 2016, the Company elected to convert all outstanding principal and interest accrued and otherwise payable under February 2016 debentures aggregating $23,903,000 dating back to Cesca’s February 2016 financing. Upon conversion, 6,102,941 shares of common stock were issued and the Debentures plus all related security interests and liens were terminated.

On August 3, 2016, the Company sold 600,000 shares of common stock at a price of $4.10 per share.

The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company, were $2,092,000.

At June 30, 2017, the Company had cash and cash equivalents of $3,623,000 and working capital of $6,658,000. The Company has incurred recurring operating losses and as of June 30, 2017 had an accumulated deficit of $185,357,000. The Company anticipates requiring additional capital in order to grow the Device business, initiate the Phase III Critical Limb Ischemia trial, to fund other operating expenses and to make interest payments on the line of credit with Boyalife. These conditions raised substantial doubt about the Company’s ability to meet its obligations. To alleviate the substantial doubt, management plans to use existing cash and cash equivalents balances, revenue generating activities and draw down on the available balance from the line of credit. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings and strategic partnerships.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.     Description of Business and Basis of Presentation (Continued)

Liquidity (Continued)

Based upon the additional funds available to draw down under the amended Credit Agreement, the Company’s cash balance, historical trends, expected outflows and projections for revenues, management believes it will have sufficient cash to provide for its projected needs to maintain operations and working capital requirements for at least the next 12 months from the date of filing this annual report.

Principles of Consolidation

The consolidated financial statements include the accounts of Cesca Therapeutics Inc. and its wholly owned subsidiaries, ThermoGenesis Corp. (“ThermoGenesis”), TotipotentRX Cell Therapy, Pvt. Ltd. and TotipotentSC Scientific Product Pvt. Ltd. All significant intercompany accounts and transactions have been eliminated upon consolidation. After completion of the acquisition of SynGen by ThermoGenesis on July 7, 2017, ThermoGenesis was no longer a wholly owned subsidiary of the Company.

2.     Summary of Significant Accounting Policies

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the allowance for doubtful accounts, slow-moving inventory reserves, depreciation, warranty costs, assumptions made in valuing equity instruments issued for services or acquisitions, deferred income taxes and related valuation allowance and the fair values of intangibles and goodwill. Actual results could materially differ from the estimates and assumptions used in the preparation of the Company’s consolidated financial statements. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying consolidated financial statements through the date of issuance.

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

The Company’s sales are generally through distributors. There is no right of return provided for distributors. For sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor’s history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive. The Company currently recognizes revenue primarily on the sell-in method with its distributors.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is maintained in checking accounts, money market funds and certificates of deposits with reputable financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. The Company has cash and cash equivalents of $46,000 and $104,000 at June 30, 2017 and 2016, respectively in India. The Company has not experienced any realized losses on the Company’s deposits of cash and cash equivalents.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

The Company’s reporting currency is the US dollar. The functional currency of the Company’s subsidiaries in India is the Indian rupee (INR). Assets and liabilities are translated into US dollars at period end exchange rates. Revenue and expenses are translated at average rates of exchange prevailing during the periods presented. Cash flows are also translated at average exchange rates for the period, therefore, amounts reported on the consolidated statement of cash flows do not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Equity accounts other than retained earnings are translated at the historic exchange rate on the date of investment. A translation loss of $1,000 and $32,000 was recorded for the years ended June 30, 2017 and 2016, respectively, as a component of other comprehensive income.

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

For goodwill and indefinite-lived intangible assets (clinical protocols), the carrying amounts are periodically reviewed for impairment (at least annually) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. According to Accounting Standard Codification (“ASC”) 350, Intangibles-Goodwill and Other, the Company can opt to perform a qualitative assessment or a quantitative assessment; however, if the qualitative assessment determines that it is more likely than not (i.e., a likelihood of more than 50 percent) the fair value is less than the carrying amount, a quantitative assessment must be performed. If the quantitative assessment determines that the fair value is less than the carrying amount, an impairment loss equal to the difference would be recorded.

The Company performed a quantitative assessment as of April 1, 2017 and performed a qualitative assessment through June 30, 2017 and computed a fair value based on a combination of the income approach and market approach, which determined that the fair value exceeded the carrying amount. Accordingly, there was no impairment of goodwill or the indefinite-lived intangible assets.

For the definite-lived intangible assets other than the covenants not to compete, there were no facts or changes in circumstances that indicated the carrying value may not be recoverable. As such, no assessment was required and there was no impairment of these assets. There was a $310,000 impairment of the covenants not to compete intangible assets during the year ended June 30, 2017 as the assumed revenues that were in the fair value estimate have been delayed due to the delay in the clinical trial.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Summary of Significant Accounting Policies (Continued)

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

Inventories

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis. The Company writes-down inventory to its estimated net realizable value when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes, which it includes as a component of cost of revenues. Additionally, the Company provides valuation allowances for excess and slow-moving inventory on hand that are not expected to be sold to reduce the carrying amount of slow-moving inventory to its estimated net realizable value. The valuation allowances are based upon estimates about future demand from its customers and distributors and market conditions. Because some of the Company’s products are highly dependent on government and third-party funding, current customer use and validation, and completion of regulatory and field trials, there is a risk that the Company will forecast incorrectly and purchase or produce excess inventories.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Summary of Significant Accounting Policies (Continued)

Inventories (Continued)

As a result, actual demand may differ from forecasts and the Company may be required to record additional inventory valuation allowances that could adversely impact its gross margins. Conversely, favorable changes in demand could result in higher gross margins when those products are sold.

Equipment, Net

Equipment consisting of office furniture, computer, machinery and equipment is recorded at cost less accumulated depreciation and amortization. Repairs and maintenance costs are expensed as incurred. Depreciation for office furniture, computer, machinery and equipment is computed under the straight-line method over the estimated useful lives. Leasehold improvements are amortized under the straight line method over their estimated useful lives or the remaining lease period, whichever is shorter. When equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and the impact of any resulting gain or loss is recognized within Other income and (expenses) in the consolidated statement of operations for the period.

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

Stock-Based Compensation

The Company has three stock-based compensation plans, which are described more fully in Note 9.

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

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

Acquired In-Process Research and Development

Acquired in-process research and development (“clinical protocols”) that the Company acquires through business combinations represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a determination as to the then useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization. The Company tests clinical protocols for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the clinical protocols intangible asset is less than its carrying amount. If the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the clinical protocol intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results. The Company conducted the fiscal 2017 annual impairment assessment as of April 1, 2017. As the fair value exceeded book value, the Company concluded there was no impairment of the subject clinical protocol.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Summary of Significant Accounting Policies (Continued)

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision making group, whose function is to allocate resources to and assess the performance of the operating segments. The Company has identified its chief executive officer and chief operating officer as the CODM. In determining its reportable segments, the Company considered the markets and the products or services provided to those markets.

The Company has two reportable business segments:

The Clinical Development Division is developing autologous (utilizing the patient’s own cells) stem cell-based therapeutics that address significant unmet medical needs for applications within the vascular, cardiology and orthopedic markets.

The Device Division is a pioneer and market leader in the development and commercialization of automated technologies for cell-based therapeutics and bio-processing.

Income Taxes

The tax years 1999-2015 remain open to examination by the major taxing jurisdictions to which the Company is subject; however, there is no current examination. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. There were no unrecognized tax benefits during the periods presented.

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

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

	2017		2016
Common stock equivalents of convertible debentures	--		3,676,471
Vested Series A warrants	404,412		404,412
Unvested Series A warrants	698,529	(1)	698,529	(1)
Warrants – other	3,725,782		3,725,782
Stock options	397,388		104,378
Restricted stock units	59,694		63,566
Total	5,285,805		8,673,138

(1)

The unvested Series A warrants were subject to vesting based upon the amount of funds actually received by the Company in the second close of the August 2015 financing which never occurred. The warrants will remain outstanding but unvested until they expire in February 2021.

Recently Adopted Accounting Standards

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815):  (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”.  ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity's own stock.  As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities.  A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward.  For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share.  For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings.  ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach.  The Company has not yet determined the effect that ASU 2017-11 will have on its results of operations, statement of financial position or financial statement disclosures.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09).” ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of its adoption of this standard on its financial statements.

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

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). This new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. ASU 2016-06 is effective for annual periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Intangible Assets

Intangible assets consist of the following based on the Company’s determination of the fair value of identifiable assets acquired:

As of June 30, 2017
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Trade names	7	$30,000	$14,000		$16,000
Licenses	7	482,000	233,000		249,000
Customer relationships	3	443,000	443,000		--
Device registration	7	90,000	60,000		30,000
Covenants not to compete	5	955,000	645,000	$310,000	--
Amortizable intangible assets		2,000,000	1,395,000	310,000	295,000
Clinical protocols		19,870,000	--		19,870,000
Total		$21,870,000	$1,395,000	$310,000	$20,165,000

As of June 30, 2016
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	7	$29,000	$10,000	$19,000
Licenses	7	462,000	157,000	305,000
Customer relationships	3	424,000	335,000	89,000
Device registration	7	86,000	49,000	37,000
Covenants not to compete	5	955,000	454,000	501,000
Amortizable intangible assets		1,956,000	1,005,000	951,000
Clinical protocols		19,870,000	--	19,870,000
Total		$21,826,000	$1,005,000	$20,821,000

The change in the gross carrying amount is due to foreign currency exchange fluctuations. There was a $310,000 impairment of the covenants not to compete intangible assets during the year ended June 30, 2017 as the assumed revenues that were in the fair value estimate have been delayed due to the delay in the clinical trial. Amortization of intangible assets was $359,000 and $438,000 for the years ended June 30, 2017 and 2016. Clinical protocols have not yet been introduced to the market place and are therefore not yet subject to amortization. The Company’s estimated future amortization expense for subsequent years are as follows:

Year Ended June 30,
2018	$81,000
2019	81,000
2020	81,000
2021	52,000
Total	$295,000

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     Equipment, Net

Equipment consisted of the following at June 30:

	2017	2016	Estimated Useful Life (years)
Machinery and equipment	$5,772,000	$6,604,000	2.5	-	10
Computer and software	733,000	397,000	2	-	5
Office equipment	427,000	260,000	5	-	10
Leasehold improvements	227,000	149,000	Shorter of 5 years or remaining lease term
Total equipment	7,159,000	7,410,000
Less accumulated depreciation and amortization	(4,829,000)	(4,448,000)
Total equipment, net	$2,330,000	$2,962,000

Depreciation and amortization expense for the years ended June 30, 2017 and 2016 was $408,000 and $630,000, respectively.

5.     Related Party Transactions

Bill Payment Arrangement

The Company entered into a bill payment arrangement whereby Boyalife Group Ltd. (“Payor”), the Company’s largest shareholder, agreed to pay the Company’s legal expenses payable to the Company’s attorney related to certain litigation involving SynGen Inc. (the “Bill Payment Arrangement”), although the Company remains jointly and severally liable for the payment of such legal fees. The terms of the Bill Payment Arrangement provided that the Company will reimburse Payor for any and all amounts paid by Payor in connection with the Bill Payment Arrangement under certain specified events. There is no interest payable on outstanding balance of related party payable. As the Company is using a different attorney than specified in the bill payment arrangement for this litigation, the arrangement is no longer active. As of June 30, 2017, invoices totaling $606,000 had been paid by Payor and are included in related party payable as the Company anticipates repaying this within a year.

Revolving Credit Agreement

On March 6, 2017, Cesca entered into the Credit Agreement with Boyalife Investment Fund II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board of Directors. The Credit Agreement grants to the Company the right to borrow up to $5,000,000 in amounts of $500,000 per advance on an unsecured basis (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). On the date of the Credit Agreement, the Company made an initial draw of $1,500,000 and drew down an additional $2,000,000 during the quarter ended June 30, 2017, and $1,500,000 during the quarter ended September 30, 2017.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Related Party Transactions (Continued)

Revolving Credit Agreement (Continued)

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

The Maturity Date of the Note is subject to acceleration at the option of the Lender upon customary events of default, which include a breach of the Loan documents, termination of operations, or bankruptcy. The Lender’s obligation to make advances under the Loan is subject to the Company’s representations and warranties in the Credit Agreement continuing to be true at all times and there being no continuing event of default under the Note. The Credit Agreement provides that if the Lender at any time in the future purchases the Company’s blood and bone marrow processing device business, the Lender would refund to the Company legal fees expended by the Company in connection with certain litigation expenses funded by the Company with proceeds of the Loan. No default has occurred through the date of filing.

The Company recorded interest expense of $122,000 for the year ended June 30, 2017.

On September 13, 2017, the Company entered into Amendment No. 1 to the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amends the Credit Agreement originally entered into by the Company and Lender on March 6, 2017, by increasing the Company’s maximum borrowing availability thereunder from $5.0 million to $10.0 million. In connection with such amendment, the Company and Lender entered into an amended and restated convertible promissory note to reflect the new aggregate maximum principal amount of $10.0 million.

Distributor Agreement and Subsequent Event

On August 21, 2017, ThermoGenesis entered into an International Distributor Agreement with Boyalife W.S.N. Under the terms of the agreement, Boyalife W.S.N. was granted the exclusive right, subject to existing distributors and customers (if any), to develop, sell to, and service a customer base for ThermoGenesis’ AXP® (AutoXpress®) System and BioArchive System in the People’s Republic of China (excluding Hong Kong and Taiwan), Singapore, Indonesia, and the Philippines (the “Territories”). Boyalife W.S.N. is an affiliate of our Chief Executive Officer and Chairman of our Board of Directors, and Boyalife (Hong Kong) Limited, our largest stockholder. Boyalife W.S.N,’s rights under the agreement include the exclusive right to distribute AXP® Disposable Blood Processing Sets and use rights to the AXP® (AutoXpress®) System, BioArchive System and other accessories used for the processing of stem cells from cord blood in the Territories. Boyalife W.S.N. is also appointed as the exclusive service provider to provide repairs and preventative maintenance to ThermoGenesis products in the Territories.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Related Party Transactions (Continued)

Distributor Agreement and Subsequent Event(Continued)

The term of the agreement is for three years with ThermoGenesis having the right to renew the agreement for successive two-year periods at its option. However, ThermoGenesis has the right to terminate the agreement early if Boyalife W.S.N. fails to meet specified minimum purchase requirements.

Revenues

During the year ended June 30, 2017, the Company recorded $308,000 of revenues from Boyalife and had an accounts receivable balance of $308,000 at June 30, 2017. As of September 5, 2017 the Company has collected all of this accounts receivable.

6.     Convertible Debentures

February 2016 Financing Transaction

In February 2016 in exchange for aggregate proceeds of $15,000,000 the Company sold and issued to Boyalife Investment Inc. and Boyalife (Hong Kong) Limited (i) 735,294 shares of common stock at a purchase price of $3.40 per share (the “Stock Price”) for gross proceeds of $2,500,000 (ii) Secured Convertible Debentures for $12,500,000 (the “Debentures”) which are convertible into 3,676,471 shares of common stock, and (iii) warrants to purchase 3,529,412 additional shares of common stock at an exercise price of $8.00 per share for a period of five years. The amount of warrants was based on 80% coverage of the shares issued or to be issued for the equity transaction in (i) and the debt transaction in (ii) above. The warrants were exercisable on August 13, 2016 and are outstanding at June 30, 2017.

On August 22, 2016, the Company notified Boyalife Investment Inc., that the Company elected to convert all outstanding principal and interest accrued and otherwise payable under the Debentures, which included the conversion of $12,500,000 of principal and $8,250,000 of interest up to and including the maturity date of the Debentures. Upon conversion, 6,102,941 shares of common stock were issued and the Debentures and all related security interest and liens were terminated. The 2,426,470 common shares that were issued for payment of the interest, had a fair market value of $11,403,000 on August 22, 2016. Accordingly, an additional $3,153,000 of interest expense was recorded on the date of conversion.

At the time of the conversion, the remaining debt discount of $9,538,000 and debt issue costs of $155,000 were fully amortized.

Thirty-Year Debenture Restructuring Transaction

On August 31, 2015, the Company sold senior secured convertible debentures in a financing to raise up to $15,000,000 (“Thirty-Year Debentures”), Series A warrants to purchase up to 1,102,942 shares of the Company’s common stock at an exercise price equal to $13.60 per share for a period of five and one-half years (“Series A warrants”) and Series B warrants to purchase up to 606,618 shares of the Company’s common stock at an exercise price equal to $13.60 per share for a period of eighteen months (“Series B warrants”). At the initial closing on August 31, 2015, the Company received gross proceeds of $5,500,000 and 404,412 Series A warrants vested and 222,427 Series B warrants vested. The second closing for up to an additional $9,500,000 was dependent on a number of items including receipt by the Company of approval from the California Institute for Regenerative Medicine (“CIRM”) for a grant in the amount of $10,000,000 to support the Company’s pivotal trial for CLIRST III. The Company applied for the CIRM grant in August 2015. The Company withdrew its application for the CIRM grant.

For financial reporting purposes, the net proceeds of $4,720,000 was allocated first to the residual fair value of the Series A warrants, amounting to $3,385,000 then to the residual fair value of the obligation to issue the Series B warrants of $897,000 the remaining value to the intrinsic value of the beneficial conversion feature on the Thirty-Year Debentures of $438,000 resulting in an initial carrying value of the Thirty-Year Debentures of $0. The initial debt discount on the Thirty-Year Debentures totaled $4,720,000 and was amortized over the 30 year life of the convertible debentures.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     Convertible Debentures (Continued)

Thirty-Year Debenture Restructuring Transaction(Continued)

The Company entered into a registration rights agreement pursuant to which the Company agreed to register all of the shares of common stock then issued and issuable upon conversion in full of the Thirty-Year Debentures and all warrant shares issuable upon exercise of the Series A warrants and Series B warrants. The holders were entitled to receive liquidated damages upon the occurrence of a number of events relating to filing, getting an effective and maintaining an effective registration statement, including the failure of the Company to have such registration statement declared effective by October 26, 2015. As the Company did not file an effective registration statement until November 24, 2015 and the Company was precluded by the SEC from registering all of the registrable securities on a single registration statement, management considered it probable that five months of liquidated damages would be due and accrued $1,100,000 during the year ended June 30, 2016. Management made one liquidated damages payment of $220,000 during the three months ended December 31, 2015.

In connection with the February 2016 financing transaction described above, the Company concurrently entered into a Consent, Repayment and Release Agreement, pursuant to which the Company repaid the Thirty-Year Debentures and all related interest and liquidated damages. Upon the Company’s payment of $7.5 million, the Thirty-Year Debentures were deemed repaid in full and cancelled, all liquidated damages due and payable were deemed paid and satisfied in full, the registration rights agreement was terminated and the exercise price of the Series A warrants was changed from $13.60 to $8.00. The Company recomputed the fair value of the Series A warrants before and after the modification using the Binomial option pricing model with the following assumptions: expected volatility of 91%, discount rate of 1.2%, contractual term of 5 years and dividend rate of 0%. The loss on modification of $149,000 was recorded in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 2016.

Pursuant to the terms of the Consent Repayment and Release Agreement, the holders of the Series B warrants made a single, one-time cashless exercise of Series B warrants for 125,000 shares of common stock. The Company recomputed the fair value of the Series B warrants using the Binomial option pricing model. All remaining Series B warrants valued at $159,000 were cancelled.

This restructuring transaction occurred on February 16, 2016 and the Company recorded a loss on extinguishment of debt of $795,000 during the year ended June 30, 2016. The loss on extinguishment was calculated as follows:

Payment	$7,500,000
Repayment of Thirty-Year debentures	(5,500,000)
Payment of accrued liquidated damages and interest	(897,000)
Loss on modification of Series A warrants	(149,000)
Cancellation of Series B derivative obligation	(159,000)
Loss on extinguishment of debt	$795,000

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     Convertible Debentures (Continued)

Thirty-Year Debenture Restructuring Transaction(Continued)

At the time of the repayment, the remaining debt discount of $4,648,000 and debt issue costs of $765,000 were fully amortized. For the year ended June 30, 2016, the Company amortized $4,720,000 of debt discount and $777,000 of debt issue costs.

7.     Derivative Obligations

Series A Warrants

Series A warrants to purchase 404,412 common shares were issued and vested during the year ended June 30, 2016. At the time of issuance, the Company determined that because such warrants can be settled for cash at the holders’ option in a future fundamental transaction they constituted a derivative liability. The Company has estimated the fair value of the derivative liability, using a Binomial Lattice Valuation Model and the following assumptions:

	Series A
	June 30, 2017	June 30, 2016
Market price of common stock	$3.17	$2.93
Expected volatility	110%	99%
Contractual term (years)	3.7	4.7
Discount rate	1.66%	1.01%
Dividend rate	0%	0%
Exercise price	$8.00	$8.00

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded a (loss)gain of ($60,000) and $3,395,000 during the years ended June 30, 2017 and 2016, respectively representing the net change in the fair value of the derivative liability, which is presented as fair value change of derivative instruments, in the accompanying consolidated statements of operations and comprehensive loss.

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and 2016:

	Balance at June 30, 2017	Level 1	Level 2	Level 3

Derivative obligation	$730,000	$-	$-	$730,000

	Balance at June 30, 2016	Level 1	Level 2	Level 3

Derivative obligation	$670,000	$-	$-	$670,000

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     Derivative Obligations (Continued)

Series A Warrants (Continued)

The following table reflects the change in fair value of the Company’s derivative liabilities for the year ended June 30, 2017:

Amount
Balance – July 1, 2016	$670,000
Change in fair value of derivative obligation	60,000
Balance – June 30, 2017	$730,000

8.     Commitments and Contingencies

Operating Leases

The Company leases the Rancho Cordova and Gurgaon, India facilities pursuant to operating leases, which contain scheduled rent increases. The leases expire in May 2019 and March 2018, respectively. The Company has terminated the existing Gurgaon lease and signed a new one which terminates September 14, 2023. However, either party can terminate the lease after September 2019 with three months notice. The Company recognizes rent expense on a straight-line basis over the term of the facility lease. The annual future minimum lease payments for the Company’s non-cancelable operating leases are as follows:

2018	297,000
2019	279,000
2020	3,000
Total	$579,000

Rent expense was $291,000 and $657,000 for the years ended June 30, 2017 and 2016, respectively.

Financial Covenants

Effective May 15, 2017, the Company entered into a Sixth Amended and Restated Technology License and Escrow Agreement with Cbr Systems, Inc. which modified the financial covenant that the Company must meet in order to avoid an event of default. The Company must maintain a cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000,000. The Company was in compliance with this financial covenant as of June 30, 2017 and August 31, 2017.

Potential Severance Payments

The Company’s Chief Operating Officer (“COO”) has rights upon termination under her employment agreement. The agreement provides, among other things, for the payment of twelve months of severance compensation upon termination under certain circumstances. With respect to this agreement at June 30, 2017, potential severance amounted to $320,000.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.     Commitments and Contingencies (Continued)

Contingencies

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm. Included in the engagement letter was a success fee due upon the successful conclusion of certain strategic transactions. On May 4, 2017, a lawsuit was filed against the Company by the consulting firm as the consulting firm believes that it is owed a transaction fee of $1,000,000 under the terms of the engagement letter due to the conversion of the Boyalife Debentures in August 2016. The Company intends to defend the lawsuit vigorously and no accrual has been recorded for this contingent liability as of June 30, 2017.

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of June 30, 2017, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

Warranty

The Company offers a warranty on all of the Company’s non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product liability which is included in other current liabilities during the period are as follows:

	For years ended June 30,
	2017	2016
Beginning balance	$566,000	$627,000
Warranties issued during the period	120,000	97,000
Settlements made during the period	(93,000)	(287,000)
Changes in liability for pre-existing warranties during the period	(5,000)	129,000
Ending balance	$588,000	$566,000

9.     Stockholders’ Equity

Common Stock

On August 22, 2016, the Company notified Boyalife Investment Inc., that it elected to convert all outstanding principal and interest accrued and otherwise payable under the Debentures, which included the conversion of $12,500,000 of principal and $8,250,000 of interest up to and including the maturity date of the Debentures. Upon conversion, 6,102,941 shares of common stock were issued and the Debentures and all related security interest and liens were terminated. (See note 6)

On August 3, 2016, the Company sold 600,000 shares of common stock at a price of $4.10 per share. The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company of $369,000, were $2,092,000.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     Stockholders’ Equity (Continued)

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

Warrants

A summary of warrant activity is as follows:

	2017		2016
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Beginning balance	4,828,723	$9.37	252,620	$44.18
Warrants granted	--		5,238,971	$9.83
Warrants exercised (cashless)	--		(51,712)	$13.60
Warrants expired/canceled	--		(611,156)	$17.21
Outstanding at June 30	4,828,723	$9.37	4,828,723	$9.37
Exercisable at June 30	4,130,192	$9.60	600,782	$19.02

Equity Plans and Agreements

The Company recorded stock-based compensation of $1,461,000 and $742,000 for the years ended June 30, 2017 and 2016.

On May 5, 2017, the stockholders approved the Amended 2016 Equity Incentive Plan (“Amended 2016 Plan”) under which up to 600,000 shares may be issued pursuant to grants of shares, options, or other forms of incentive compensation. As of June 30, 2017, 254,224 awards were available for issuance under the Amended 2016 Plan.

The 2012 Independent Director Plan (“2012 Plan”) permits the grant of stock or options to independent directors. A total of 25,000 shares were approved by the stockholders for issuance under the 2012 Plan. Options are granted at prices that are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest in monthly increments over one year, unless otherwise determined by the Board of Directors. As of June 30, 2017, there were 194 shares available for issuance.

The 2006 Equity Incentive Plan (“2006 Plan”) permitted the grant of options, restricted stock units, stock bonuses and stock appreciation rights to employees, directors and consultants. The 2006 Plan, but not the awards granted thereunder, expired in 2016. As of June 30, 2017, 134,164 option and restricted stock unit awards remained outstanding.

On July 7, 2016, the Compensation Committee also adopted a short term incentive program under which cash awards and shares of common stock may be granted to employees of the Company (the “Short Term Program”). The aggregate amount of the cash awards issuable pursuant to the Short Term Plan is approximately $276,000. Up to 104,000 shares of common stock from the Company’s 2006 Plan, subject to vesting, are issuable pursuant to the Short Term Program. On July 26, 2016, 98,417 shares and $266,000 of cash awards were granted under the Short Term Program. The cash awards granted pursuant to the Short Term Program were payable and the shares of common stock issued pursuant to the Short Term Program fully vested on July 1, 2017, provided, that such award recipients were employed by the Company as of July 1, 2017 or immediately if terminated without cause. Three of the eight employees were terminated without cause during the year ended June 30, 2017, as such, 51,636 shares vested. The remaining 46,781 shares vested on July 1, 2017.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     Stockholders’ Equity (Continued)

Equity Plans and Agreements (Continued)

Upon the termination of the employment of the Company’s Chief Executive Officer (“CEO”) in November 2016 and Chief Financial Officer (“CFO”) in March 2017, in accordance with their employment agreements, all outstanding options and restricted stock unit awards immediately vested. As a result, the Company recognized (i) $539,000 of stock compensation expense in general and administrative for the quarter ended December 31, 2016, as the vesting accelerated on the CEO’s options to purchase 72,496 shares of common stock and 79,720 restricted stock unit awards, and (ii) $94,000 of stock compensation expense in general and administrative for the quarter ended March 31, 2017 as the vesting accelerated on the CFO’s options to purchase 16,248 shares of common stock and 15,914 restricted stock unit awards. Additionally, the terms of the options were modified upon the executives’ termination such that the options were deemed to be exercisable for longer than 90 days from the date of termination. There was no incremental compensation cost recorded for this modification as the fair-value-based measure of the modified award on the date of modification was less than the fair-value-based measure of the original award immediately before the modification.

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

In December 2016, the Compensation Committee of the Board of Directors granted 50,000 options to the Company’s CEO under the 2016 Plan. The options have an exercise price of $2.91, the closing price on the date of grant, they vest in five equal installments on each of December 16, 2016, February 4, 2017, May 4, 2017, August 4, 2017 and November 4, 2017 and have a seven year life.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     Stockholders’ Equity (Continued)

Stock Options

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at June 30, 2016	104,378	$14.85

Granted	318,324	$2.98
Forfeited/cancelled	(22,814)	$6.39
Expired	(2,500)	$18.46
Exercised	--	--
Outstanding at June 30, 2017	397,388	$5.80	6.2	$69,000
Vested and Expected to Vest at June 30, 2017	376,595	$5.94	6.2	$64,000
Exercisable at June 30, 2017	242,073	$7.38	5.5	$43,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were exercised during the years ended June 30, 2017 and 2016.

On July 7, 2016, the Compensation Committee of the Board of Directors granted options to purchase a total of 156,100 common shares to various employees under the 2016 Plan. The options have an exercise price of $2.86, the closing price on the date of grant, vest ratably every six months over a three year period, and have a seven year life.

Non-vested stock option activity for the year ended June 30, 2017, is as follows:

	Non-vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2016	43,107	$7.46
Granted	318,325	$2.16
Vested	(185,019)	$3.07
Forfeited	(21,097)	$3.31
Outstanding at June 30, 2017	155,316	$2.39

The fair value of the Company’s stock options granted for the years ended June 30, 2017 and 2016 was estimated using the following weighted-average assumptions:

	2017	2016
Expected life (years)	4	5
Risk-free interest rate	1.3%	1.5%
Expected volatility	102%	80%
Dividend yield	0%	0%

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     Stockholders’ Equity (Continued)

The weighted average grant date fair value of options granted during the years ended June 30, 2017 and 2016 was $2.16 and $5.75, respectively.

At June 30, 2017, the total compensation cost related to options granted under the Company’s stock option plans but not yet recognized was $275,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one and a half years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of options vested during the years ended June 30, 2017 and 2016 was $572,000 and $354,000.

Common Stock Restricted Awards

The following is a summary of restricted stock unit activity:

	2017		2016
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at June 30	63,566	$14.96	72,589	$22.40
Granted	123,417	$4.55	10,000	$2.98
Vested	(125,513)	$9.47	(6,120)	$28.94
Forfeited	(1,776)	$27.05	(12,903)	$41.15
Outstanding at June 30	59,694	$4.62	63,566	$14.96

In connection with the vesting of the restricted stock unit awards, the election was made by some of the employees to satisfy the applicable federal income tax withholding obligation by a net share settlement, pursuant to which the Company withheld 145 and 1,300 shares for the years ended June 30, 2017 and 2016, respectively and used the deemed proceeds from those shares to pay the income tax withholding. The net share settlement is deemed to be a repurchase by the Company of its common stock.

As of June 30, 2017, the Company had $43,000 in total unrecognized compensation expense related to the Company’s restricted stock unit awards, which will be recognized over a weighted average period of approximately seven months.

10.     Concentrations

One distributor had an accounts receivable balance of $1,388,000 or 36% and $901,000 or 28% at June 30, 2017 and 2016, respectively. The Company did not renew the contract with this distributor in August 2017 and signed a contract with a new distributor. A customer had an accounts receivable balance of $259,000 or 7% and $620,000 or 19% at June 30, 2017 and 2016, respectively. A second distributor had an accounts receivable balance of $304,000 or 8% and $320,000 or 10% at June 30, 2017 and 2016, respectively.

Revenues from a customer totaled $3,263,000 or 22% and $2,475,000 or 21% for the years ended June 30, 2017 and 2016, respectively. Revenues from one distributor totaled $2,842,000 or 20% and $2,797,000 or 23% of net revenues for the years ended June 30, 2017 and 2016, respectively. The Company did not renew the contract with this distributor in August 2017 and replaced it with a different distributor.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     Concentrations (Continued)

The following represents the Company’s revenues by product platform for the years ended June 30:

	2017	2016
AXP	$8,715,000	$6,932,000
BioArchive	3,318,000	2,465,000
Manual Disposables	1,195,000	1,507,000
Bone Marrow	745,000	459,000
Other	552,000	566,000
	$14,525,000	$11,929,000

The Company had sales to customers as follows for the years ended June 30:

	2017	2016
United States	$6,675,000	$5,122,000
China	3,296,000	2,797,000
Asia – other	1,951,000	1,955,000
Europe	1,739,000	1,343,000
Other	864,000	712,000
	$14,525,000	$11,929,000

The Company attributes revenue to different geographic areas based on where items are shipped or services are performed.

Two suppliers accounted for 64% and 20% of total inventory purchases during the year ended June 30, 2017. Two suppliers accounted for 65% and 21% of total inventory purchases during the year ended June 30, 2016.

The Company has a contract manufacturer in Costa Rica that produces certain disposables. The Company’s equipment, net of accumulated depreciation, is summarized below by geographic area:

	June 30, 2017	June 30, 2016
United States	$1,559,000	$2,030,000
Costa Rica	322,000	367,000
India	261,000	279,000
All other countries	188,000	286,000
Total equipment, net	$2,330,000	$2,962,000

11.     Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision making group, whose function is to allocate resources to and assess the performance of the operating segments. The Company has identified its Chief Executive Officer and Chief Operating Officer as the CODM. In determining its reportable segments, the Company considered the markets and the products or services provided to those markets.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.     Segment Reporting (Continued)

During the quarter ended June 30, 2017, the Company developed a plan to begin separately operating its device and therapeutics businesses. The Company identified the following two reportable segments, which are the same as its operating segments:

The Clinical Development Division is developing autologous (utilizing the patient’s own cells) stem cell-based therapeutics that address significant unmet medical needs for applications within the vascular, cardiology and orthopedic markets.

The Device Division is a pioneer and market leader in the development and commercialization of automated technologies for cell-based therapeutics and bio-processing.

The following table summarizes the operating results of the Company’s reportable segments:

	Year Ended June 30, 2017
	Clinical Development	Device	Total
Net revenues	$492,000	$14,033,000	$14,525,000
Cost of revenues	466,000	8,220,000	8,686,000
Gross profit	26,000	5,813,000	5,839,000

Operating expenses	8,966,000	6,113,000	15,079,000
Operating profit (loss)	$(8,940,000)	$(300,000)	$(9,240,000)

Depreciation and amortization	$501,000	$329,000	$830,000
Stock-based compensation expense	$970,000	$491,000	$1,461,000

	Year Ended June 30, 2016
	Clinical Development	Device	Total
Net revenues	$646,000	$11,283,000	$11,929,000
Cost of revenues	574,000	8,611,000	9,185,000
Gross profit	72,000	2,672,000	2,744,000

Operating expenses	8,312,000	5,297,000	13,609,000
Operating profit (loss)	$(8,240,000)	$(2,625,000)	$(10,865,000)

Depreciation and amortization	$644,000	$524,000	$1,168,000
Stock-based compensation expense	$548,000	$194,000	$742,000

The Company has not yet allocated assets on a segment basis.

12.     Income Taxes

Loss before income tax benefits was comprised of $29,005,000 from US and $763,000 from foreign jurisdictions in 2017 and $17,789,000 from US and $799,000 from foreign jurisdictions in 2016.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.     Income Taxes (Continued)

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate of 34% to income tax benefit is as follows for the years ended June 30:

	2017	2016
Statutory federal income tax benefit	$(10,121,000)	$(6,300,000)

Unbenefited net operating losses and credits	2,281,000	3,391,000
Disallowed financing costs	6,959,000	2,607,000
State and local taxes	88,000	69,000
Other	120,000	233,000

Total income tax benefit	$(673,000)	$--

The deferred income tax benefit of $673,000 is due to changes in the state tax rate over the last several years. Approximately $559,000 of the benefit relates to state rate changes prior to fiscal 2017, which was all recognized in the current year, of which $157,000 relates to fiscal 2016 and $402,000 relates to years prior to fiscal 2016. The Company believes these amounts are quantitatively and qualitatively immaterial to the balance sheets as of June 30, 2015 and June 30, 2016, as well as the statements of operations and comprehensive loss for the years then ended, and to fiscal 2017. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

At June 30, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of $118,956,000 and $42,922,000 respectively that are available to offset future income. The federal and state loss carryforwards expire in various years between 2018 and 2037.

At June 30, 2017, the Company has research and experimentation credit carryforwards of $1,458,000 for federal tax purposes that expire in various years between 2019 and 2037, and $1,456,000 for state income tax purposes that do not have an expiration date.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	June 30, 2017	June 30, 2016
Deferred tax assets:
Net operating loss carryforwards	$43,687,000	$41,023,000
Income tax credit carryforwards	2,419,000	2,367,000
Stock compensation	1,047,000	874,000
Other	1,124,000	1,858,000
Total deferred tax assets	48,277,000	46,122,000

Deferred tax liabilities
Indefinite lived intangible assets	(6,968,000)	(7,641,000)
Depreciation and amortization	(176,000)	(230,000)
Total deferred tax liabilities	(7,144,000)	(7,871,000)
Valuation allowance	(48,101,000)	(45,892,000)
Net deferred taxes	$(6,968,000)	$(7,641,000)

The valuation allowance increased by $2,209,000 in 2017. As of June 30, 2017, the Company has a benefit of $215,000 related to stock option deductions, which will be credited to paid-in capital when realized.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.     Income Taxes (Continued)

In August 2016, the conversion of the Boyalife Debentures effected an “ownership change” as defined under the provisions of the Tax Reform Act of 1986. As a result, any net operating loss and credit carryovers existing at that date will be subject to an annual limitation regarding their utilization against taxable income in future periods. Additionally, before the conversion of the debentures, it is possible that “ownership changes” occurred, which could create additional imitations on the use of our net operating losses and credit carryovers.

13.     Employee Retirement Plan

The Company sponsors an Employee Retirement Plan, generally available to all employees, in accordance with Section 401(k) of the Internal Revenue Code. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees’ contributions. The Company made no discretionary or matching contributions to the Plan for the years ended June 30, 2017 and 2016.

14.     Subsequent Event

On July 7, 2017, the Company entered into a transaction in which its wholly owned subsidiary, ThermoGenesis, acquired the business and substantially all of the assets of SynGen Inc. (“SynGen”), a privately held Sacramento, California-based technology company that develops, markets, and sells advanced cell separation tools and accessories. In the transaction (the “SynGen Transaction”), ThermoGenesis acquired substantially all of SynGen’s operating assets, including its proprietary cell processing platform. In exchange, ThermoGenesis issued to SynGen shares of ThermoGenesis common stock that, after giving effect to the issuance, constitute 20% of ThermoGenesis’ outstanding common shares, and ThermoGenesis also made a one-time cash payment of $1.0 million to SynGen (together with the issuance of common stock, the “Transaction Consideration”). The preliminary purchase price is not available as the Company is in process of completing the valuation of the ThermoGenesis stock. The final determination of the fair value of certain assets acquired and the ThermoGenesis stock issued will be completed within the 12-month measurement period from the date of acquisition as required. Immediately prior to the SynGen Transaction, the Company contributed the assets, business, and current liabilities of its blood and bone-marrow processing device business to ThermoGenesis and will operate such business (together with the acquired business) through the ThermoGenesis subsidiary.

On September 13, 2017, the Company entered into Amendment No. 1 to the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amends the Credit Agreement originally entered into by the Company and Lender on March 6, 2017, by increasing the Company’s maximum borrowing availability thereunder from $5.0 million to $10.0 million. In connection with such amendment, the Company and Lender entered into an amended and restated convertible promissory note to reflect the new aggregate maximum principal amount of $10.0 million.

In August 2017, the Board of Directors approved changing the Company’s fiscal year from June 30 to a calendar year ending December 31. As a result, the Company will file a transition report on Form 10-K for the six month period ending December 31, 2017. Prior to filing the transition report, the Company will file a quarterly report on Form 10-Q for the quarter ending September 30, 2017.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our last fiscal quarter pursuant to Exchange Act Rule 13a-15. The term “disclosure controls and procedures” means controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2017 based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be included in and is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K which we intend to file within 120 days afer the end of our fiscal year ended June 30, 2017. We have adopted a Code of Ethics applicable to all employees including our CEO and Principal Financial and Accounting Officer. A copy of the Code of Ethics is available at www.cescatherapeutics.com.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by this Item will be included in and is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K which we intend to file within 120 days after the end of our fiscal year ended June 30, 2017.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included in and is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K which we intend to file within 120 days after the end of our fiscal year ended June 30, 2017.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included in and is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K which we intend to file within 120 days after the end of our fiscal year ended June 30, 2017.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be included in and is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K which we intend to file within 120 days after the end of our fiscal year ended June 30, 2017.

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

ITEM 16.     FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference
2.1	Plan of Merger Agreement and Reorganization Agreement between ThermoGenesis Corp. and TotipotentRX, dated July 15, 2013	Incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC July 16, 2013.
3.1	Sixth Amended and Restated Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-8 filed with the SEC on May 18, 2017.
3.2	Restated Bylaws of Cesca Therapeutics Inc.	Incorporated by reference to Exhibit 99.1 to Form 8-K filed with the SEC on October 30, 2014.
3.4	Certificate of Merger	Incorporated by reference to Exhibit 3.4 to Form 8-K filed with the SEC on February 21, 2014.
10.1	Amended and Restated 2006 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6.1 to Form 8-K filed with the SEC on May 1, 2014.
10.2+	Product Purchase and International Distribution Agreement between ThermoGenesis Corp. and Golden Meditech Holdings Limited	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 24, 2012 and amended October 24, 2012.
10.3	2012 Independent Director Plan	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the SEC on October 23, 2012.
10.4+	Sales and Purchase Agreement between ThermoGenesis Corp. and CBR Systems, Inc. dated December 31, 2013	Incorporated by reference to Exhibit 10.18 to Form 8-K filed with the SEC on January 7, 2014.
10.5	Employment Agreement with Robin C. Stracey	Incorporated by reference to Exhibit 10.19 to Form 8-K filed with the SEC on June 15, 2015.
10.6	Form of Series A Warrant	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on September 1, 2015.
10.6.1	Form of Series A Warrant Amendment	Incorporated by reference to Exhibit 10.7 to Form 8-K filed with the SEC on February 3, 2016.
10.7	General Release and Waiver between the Company and Kenneth L. Harris	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 30, 2015.
10.8	Sixth Amended and Restated Technology License and Escrow Agreement between the Company, ThermoGenesis Corp. and CBR Systems, effective May 15, 2017	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 31, 2017.
10.9	Employment Agreement with Michael Bruch	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 28, 2015.
10.10	Purchase Agreement between the Company and Boyalife Investment Inc. and Boyalife (Hong Kong) Limited	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 3, 2016.
10.11	Form of Debenture between the Company and Boyalife Investment Inc. and Boyalife (Hong Kong) Limited	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on February 3, 2016.
10.12	Form of Warrant	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on February 3, 2016.
10.13	Form of Nomination and Voting Agreement	Incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on February 3, 2016.
10.14	Form of Security Agreement	Incorporated by reference to Exhibit 10.5 to Form 8-K filed on February 3, 2016.

Exhibit No.	Document Description	Incorporation by Reference
10.15	Form of Securities Purchase Agreement between Cesca Therapeutics Inc. and certain institutional accredited investors, dated August 3, 2016	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 4, 2016.
10.16	Form of Placement Agency Agreement between Cesca Therapeutics Inc. and Maxim Group LLC, dated August 3, 2016	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 4, 2016.
10.17	General Release and Waiver dated November 7, 2016 by and between Cesca Therapeutics, Inc. and Robin Stracey	Incorporated by reference to Exhibit 10.2 to Form 8-K/A filed with the SEC on November 17, 2016.
10.18	Employment Agreement dated December 14, 2016 by and between Cesca Therapeutics Inc. and Dr. Xiaochun (Chris) Xu	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on December 20, 2016.
10.19	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed with the SEC on November 17, 2016.
10.20	Cesca Therapeutics Inc. 2016 Equity Incentive Plan, as amended	Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the SEC on May 18, 2017.
10.21	General Release and Waiver between Mr. Michael Bruch and Cesca Therapeutics Inc., effective February 28, 2017	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 2, 2017.
10.22	Employment Agreement between Ms. Vivian Liu and Cesca Therapeutics Inc., effective February 24, 2017	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 2, 2017.
10.23	Revolving Credit Agreement, dated March 6, 2017, between Cesca Therapeutics Inc. and Boyalife Investment Fund II, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 10, 2017.
10.24	Convertible Promissory Note, dated March 6, 2017, issued by Cesca Therapeutics Inc. to Boyalife Investment Fund II, Inc.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 10, 2017.
10.25	Asset Acquisition Agreement, dated July 7, 2017, between ThermoGenesis Corp. and SynGen Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on July 11, 2017.
10.26	Voting Agreement, dated July 7, 2017, among the Company, ThermoGenesis Corp., Bay City Capital Fund V. L.P. and Bay City Capital Fund Co-Investment Fund, L.P.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 11, 2017.
10.27	Right of First Refusal and Co-Sale Agreement, dated July 7, 2017, among the Company, ThermoGenesis Corp., Bay City Capital Fund V. L.P. and Bay City Capital Fund Co-Investment Fund, L.P.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on July 11, 2017.
10.28	Amended and Restated Certificate of Incorporation of ThermoGenesis Corp.	Incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on July 11, 2017.
10.29#	International Distributor Agreement, dated August 21, 2017, between ThermoGenesis Corp. and Boyalife W.S.N.	Filed herewith
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit No.	Document Description	Incorporation by Reference
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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
#

Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC.

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

Cesca Therapeutics Inc.

Dated: September 21, 2017	By:/s/	Xiaochun “Chris” Xu
Xiaochun “Chris” Xu, Chief Executive Officer (Principal Executive Officer)

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Xiaochun “Chris” Xu and Jeff Cauble and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/	Chris Xu	Dated: September 21, 2017
Chris Xu, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:/s/	Jeff Cauble	Dated: September 21, 2017
Jeff Cauble, Principal Financial and Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

By:/s/	Vivian Liu	Dated: September 21, 2017
Vivian Liu, Chief Operating Officer and Director

By: /s/	Russell Medford	Dated: September 21, 2017
Russell Medford, Director

By: /s/	Mahendra S. Rao	Dated: September 21, 2017
Mahendra S. Rao, Director

By: /s/	Joseph Thomis	Dated: September 21, 2017
Joseph Thomis, Director

By: /s/	Mark Westgate	Dated: September 21, 2017
Mark Westgate, Director

By: /s/	James Xu	Dated: September 21, 2017
James Xu, Director