Form 10-K/A
period 2017-06-30
CESCA THERAPEUTICS INC.
filed 2017-10-20
CIK 811212

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2017

Commission File Number: 000-16375

CESCA THERAPEUTICS INC. (Name of Registrant as Specified In Its Charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

2711 Citrus Road Rancho Cordova, California 95742 (Address of principal executive offices) (Zip Code)

(916) 858-5100 (Registrant’s telephone number, including area code)

Securities registration pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	Nasdaq Stock Market, LLC

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

[X] Yes             [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)     [X] Yes     [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment of this Form 10-K/A. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]	Smaller reporting company [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ]     Yes                    [X]      No

The aggregate market value of the common stock held by non-affiliates as of December 30, 2016 (the last trading day of the second quarter) was $10,334,000 based on the closing sale price on such day.

As of September 15, 2017, 9,946,193 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended June 30, 2017 of Cesca Therapeutics Inc. (the “Company,” “we”, or “our”) which we filed with the Securities and Exchange Commission (the “SEC”) on September 22, 2017 (the “Original Filing”). This Amendment is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Action of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer, as required under Section 302 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Amendment. The Company is amending and supplementing Part IV of the Original Filing to reflect the inclusion of these certifications.

Other than the items outlined above, there are no changes to the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the Company with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing. Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

CESCA THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K/A

i

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

Set forth below is the name, age, and certain biographical information for each of our current directors.

Age
Xiaochun (Chris) Xu, Ph.D.	46

Vivian Liu	56

Russell Medford, Ph.D.	62

Jeff Thomis, Ph.D.	71

Mark Westgate	47

James Xu	46

On October 19, 2017, one of our directors, Dr. Mahendra Rao, resigned from our Board of Directors effective immediately. Dr. Rao did not resign because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Biographies

Xiaochun (Chris) Xu, Ph.D.	Director since March 2016

Dr. Xu was appointed interim Chief Executive Officer (“CEO”) in November 2016 and CEO in August 2017. He joined the Board of Directors in March 2016 and currently serves as Chairman of the Board. Dr. Xu has been the Founder, Chairman and CEO of Boyalife Group Ltd., China since July 2009. From 2008-2009, he was Vice President at Founder Group, a major Chinese technology conglomerate with interests in information technology, pharmaceuticals, real estate, finance, and commodities trading. From 2000-2008, Dr. Xu served in various management positions at Pfizer Inc., and two Nasdaq publicly traded bio-pharmaceutical companies. Dr. Xu received his B.SC. in Biochemistry from the University of Saskatchewan, his Ph.D. degree in Immunology from Washington University School of Medicine (St. Louis, USA) and an Executive MBA degree from Emory University (Atlanta, USA). We believe that Dr. Xu’s extensive and varied experience and knowledge as an executive and investor in the biotechnology, medical device, and pharmaceuticals industry will be a valuable asset to the Company and its Board. Dr. Xu was appointed to our Board of Directors pursuant to the terms of a Nomination and Voting Agreement dated February 13, 2016 that was entered into by and among us, Boyalife Investment Inc. and Boyalife (Hong Kong) Limited in connection with a financing transaction (the “Transaction”).

Vivian Liu	Director since November 2016

Ms. Liu was appointed to the Board of Directors and as Chief Operating Officer (“COO”) in November 2016 and February 2017, respectively. From 2012-2017, Ms. Liu was the Managing Director of OxOnc Services Company, an oncology service company and a partner in OxOnc Development LP, an oncology product development company. Since 2011, Ms. Liu has served as a member of the board of directors at Innovus Pharmaceuticals, Inc. (OTCQB: INNV) and as its CEO from 2011-2012. Ms. Liu co-founded NexMed, Inc., renamed Apricus Biosciences, Inc., (NASDAQ: APRI), and served in numerous capacities, including chairman of the board, CEO and chief financial officer. Ms. Liu received her B.A. in International Relations from University of California, Berkeley in 1983 and her MPA in International Finance from University of Southern California in 1985. We believe that Ms. Liu’s experience as a senior executive officer in multiple publicly held pharmaceutical development companies brings important depth of experience and knowledge to the Company. Ms. Liu was appointed to our Board of Directors pursuant to the terms of the Voting Agreement.

Russell Medford, MD, PhD	Director since February 2017

Dr. Medford joined our Board of Directors in February 2017. Dr. Medford has been a Managing Partner of the Salutramed Group, LLC, a strategic life science advisory firm, since 2012. Dr. Medford has served as the CEO of healthEgames, Inc., a digital healthcare company and as the Chairman of ViaMune, Inc., an immuno-oncology therapeutics company, since 2014. From 1993 to 2009, Dr. Medford served as co-founder, President, CEO and Director of AtheroGenics, Inc (AGIX). On September 15, 2008, an involuntary petition under Chapter 7 of the United States Bankruptcy Code was filed against AtheroGenics, Inc. in the United States Bankruptcy Court for the Northern district of Georgia (the “Bankruptcy Court”) by certain holders of its 4.5% Convertible Notes Due 2008. On October 6, 2008, AtheroGenics, Inc. consented to the bankruptcy filing and moved in the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the United States Bankruptcy Code. Dr. Medford was a founding Board Director of Inhibitex, Inc. (INHX) until it was acquired by Bristol-Myers-Squibb in 2012. Dr. Medford is a board-certified physician, and currently holds numerous trustee or board positions including Georgia Global Health Alliance, Inc., and Georgia BIO. Dr. Medford served on the faculties of both the Harvard Medical School and Emory University School of Medicine and obtained his MD and PhD from the Albert Einstein College of Medicine. We believe that Dr. Medford’s experience as a founder and executive of several pharmaceutical development companies will be a valuable asset in connection with the Company’s clinical development activities. Dr. Medford is one of our independent directors pursuant to applicable NASDAQ rules and is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii).

Joseph (Jeff) Thomis, PhD	Director since January 2017

Dr. Thomis joined our Board of Directors in January 2017. Since 2012 he has been the CEO at Thomis Consulting BVBA and a partner in OxOnc Development LP, an oncology product development company. From 1997-2012 he was at Quintiles Transnational where he held numerous positions including Chairman of the American Management Board, President of Global Clinical Development Services and President of European Clinical Development Services. Dr. Thomis has served as a non-executive director at NovaQuest LLC, a private equity company and Chairman of the Board and member of the audit committee of Quotient Clinical, a translational pharmaceutics company since 2014 and 2016, respectively. From 2013-2015, he served as Chairman of the Board of Idis Pharma, a global company providing unlicensed medicines to patients with unmet medical needs. From 2012 to 2013 he was a non-executive director of PDP Courier Services, Ltd and from 2010-2012 he was Chairman of the American Management Board of Quintiles. We believe that Dr. Thomis’ extensive experience with clinical trials and contract research organizations will enable him to provide valuable insight and knowledge with respect to the Company’s clinical development activities. Dr. Thomis received his Ph.D. in Pharmaceutical Sciences from the University of Leuven in Belgium. Dr. Thomis is one of our independent directors pursuant to applicable NASDAQ rules.

Mark Westgate	Director since May 2017

Mr. Westgate joined our Board of Directors in May 2017. Mr. Westgate has served as Vice President, Finance at PCT, a Caladrius Company (Nasdaq: CLBS) Cell Therapy, LLC since 2011. From 2002 to 2011 he was Chief Financial Officer, Treasurer and Assistant Secretary for NexMed, Inc., later renamed Apricus Biosciences, Inc. (Nasdaq: APRI). From 1998-2002, Mr. Westgate was Group Controller and Treasurer of Lavipharm Corp., an international pharmaceutical research and development company. He received his Bachelor of Business Administration in Public Accounting from Pace University. Mr. Westgate is a CPA. We believe that Mr. Westgate’s experience as a principal financial officer in both publicly traded and privately held life sciences companies will provide substantial insight to the Board, particularly in connection with finance and accounting matters. Mr. Westgate is one of our independent directors pursuant to applicable NASDAQ rules and is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii).

James Xu	Director since November 2016

Mr. Xu joined our Board of Directors in November 2016. Mr. Xu has been the General Counsel of the Boyalife Group Ltd. since 2010. Mr. Xu received his Master of Science in Electrical Engineering and MBA from the University of Mississippi, J.D., LLM in Taxation from DePaul Law School, and LLM in Intellectual Properties and LLM in Information Technologies from John Marshall Law School. Mr. Xu is a practicing attorney and licensed CPA in the State of Illinois. Mr. Xu is also a Patent Lawyer licensed by U.S. Patent and Trademark Office. We believe that Mr. Xu’s combination of technical, legal, and accounting knowledge will bring a unique cross-disciplinary skill set with respect to the Board’s oversight of the Company’s operations and development activities. Mr. Xu was appointed to our Board of Directors pursuant to the terms of the Voting Agreement.

To our management’s knowledge, there are neither any family relationships between any of our directors or executive officers nor have any of our directors been involved in a legal proceeding that would be required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Exchange Act other than as disclosed above.

EXECUTIVE OFFICERS

Set forth below is the name, age, and certain biographical information for each of our current executive officers:

Name	Position	Age
Chris Xu, Ph.D.	Chief Executive Officer	46
Mr. Jeff Cauble	Principal Financial & Accounting Officer	44
Vivian Liu	Chief Operating Officer	56

Biographies

The biographies for Dr. Xu, and Ms. Liu can be found above under Item 10. Directors, Executive Officers and Corporate Governance – Directors.

Mr. Jeff Cauble was appointed Principal Financial and Accounting Officer on March 10, 2017. Mr. Cauble has been employed with the Company since 2010 and has served as Accounting Manager, Assistant Controller, Director of Finance and Sr. Manager, Business Planning and forecasting. Mr. Cauble has over 19 years of accounting experience in various financial and managerial roles for companies such as Diamond Foods Inc. and E.&J. Gallo Winery. Mr. Cauble obtained a B.S. in accounting and finance from the University of Idaho and is a certified public accountant.

Executive officers serve at the pleasure of our Board of Directors. To our management’s knowledge, there are neither any family relationships between any of our executive officers, directors, or key employees nor have any of our executive officers or key employees been involved in a legal proceeding that would be required to be disclosed pursuant to Item 401 (f) of Regulation S-K of the Exchange Act.

CORPORATE GOVERNANCE

General

Our Board of Directors believes that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance guidelines and practices that we have adopted. Complete copies of our corporate governance guidelines, committee charters and code of ethical conduct described below are available under the investor information section of our website at www.cescatherapeutics.com.

Board Operating and Governance Guidelines

Our Board of Directors has adopted a number of operating and governance guidelines, including the following:

●	Majority of the members of our Board of Directors should be independent directors;
●	Formalization of the ability of each committee to retain independent advisors;
●	Performance of an annual assessment of our Board of Director’s performance by the Governance and Nominating Committee;
●	Directors have open access to the Company’s management; and
●	Independent directors may meet in executive session prior to or after each regularly scheduled Board meeting without management present.

As a result of the resignation of Dr. Mahendra Rao from our Board of Directors on October 19, 2017, our Board of Directors is no longer comprised of a majority of independent directors. Although we intend to seek a new independent director to fill the vacancy created by Dr. Rao’s resignation, we are a “controlled company” under NASDAQ rules and will rely on the exemption from NASDAQ’s requirement to have a majority of independent directors if we are unable to fill the vacancy within the time period otherwise required by NASDAQ rules.

Board Leadership Structure

Dr. Chris Xu serves as both our Chairman of the Board and CEO. The Board and its independent members believe the most effective Board leadership structure at the present time is for the CEO to serve as Chairman of the Board. The independent members of the Board believe because the CEO is ultimately responsible for executing our strategy and because our performance is an integral part of the deliberations undertaken by the Board, the CEO is the director best qualified to act as our Chairman of the Board at this time. The Board reserves the authority to modify this structure to best address and advance the interests of all stockholders, as and when appropriate.

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

Governance and Nominating Committee

The Governance and Nominating Committee was formed to address general governance and policy oversight; succession planning; to identify qualified individuals to become prospective members of our Board of Directors and make recommendations regarding nominations for the Board of Directors; to advise the Board with respect to appropriate composition of Board committees; to advise the Board about and develop and recommend to the Board appropriate corporate governance documents and assist the Board in implementing guidelines; to oversee the annual evaluation of the Board and the Company’s Chief Executive Officer, and to perform such other functions as the Board may assign to the committee from time to time. The Governance and Nominating Committee has a Charter which is available on our website at www.cescatherapeutics.com. The Governance and Nominating Committee currently consists of the following three independent directors: Dr. Medford (Governance and Nominating Committee Chairman), Dr. Thomis and Mr. Westgate. Mr. Westgate replaced Dr. Rao as a member of the Governance and Nominating Committee upon Dr. Rao’s resignation from the Board of Directors on October 19, 2017.

Audit Committee

The Audit Committee of the Board of Directors makes recommendations regarding the retention of the independent registered public accounting firm, reviews the scope of the annual audit undertaken by our independent registered public accounting firm and the progress and results of their work, reviews our financial statements, and oversees the internal controls over financial reporting and corporate programs to ensure compliance with applicable laws. The Audit Committee reviews the services performed by the independent registered public accounting firm and determines whether they are compatible with maintaining the registered public accounting firm's independence. The Audit Committee has a Charter, which is reviewed annually and as may be required due to changes in industry accounting practices or the promulgation of new rules or guidance documents. The Audit Committee Charter is available on the Company’s website at www.cescatherapeutics.com. The Audit Committee currently consists of the following three independent directors: Mr. Westgate (Audit Committee Chairman) and Drs. Medford and Thomis. Mr. Westgate and Dr. Thomis are qualified as Audit Committee Financial Experts as defined in Regulation S-K Item 407(d)(5)(ii) and applicable NASDAQ rules. Dr. Medford replaced Dr. Rao as a member of the Audit Committee upon Dr. Rao’s resignation from the Board of Directors on October 19, 2017.

Compensation Committee

The Compensation Committee of the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our Chief Executive Officer, Principal Financial and Accounting Officer and other Named Executive Officers (as defined below), administers the Company’s stock option plans and other benefit plans, and considers other matters as may, from time to time, be referred to them by the Board of Directors. The Compensation Committee has a charter which is available on the Company’s website at www.cescatherapeutics.com. The Compensation Committee currently consists of the following three independent directors: Dr. Thomis (Compensation Committee Chairman), Mr. Westgate and Dr. Medford.

Material Changes to Nominee Recommendation Procedures

There are no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us we believe that during the year ended June 30, 2017, all filing requirements applicable to our officers, directors and greater that 10% beneficial owners were complied with the following exceptions: (1) Ms. Ellner filed one late report that reported two transactions; (2) Mr. Westgate filed one late report that reported one transaction; and (3) Dr. Xu filed two late reports that reported, in the aggregate, two transactions.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including our Chief Executive Officer, Chief Operating Officer and Principal Financial and Accounting Officer. A copy of our code of ethics can be found on our website at www.cescatherapeutics.com. The Company will report any amendment or waiver to the code of ethics on our website within five (5) days.

ITEM 11.     EXECUTIVE COMPENSATION.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following table sets forth certain information regarding the compensation paid to the following current and former executive officers, who are referred to as our “Named Executive Officers” or “NEOs,” for all of the services they rendered to the Company for the year ended June 30, 2017.

	SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Comp ($)	All Other Comp ($)	Total ($)
Chris Xu, Ph.D.	2017	263,000	--	--	104,000	--	--	367,000
Chief Executive Officer (as of 11/3/16)
Vivian Liu	2017	86,000	--	72,000	52,000	--	--	210,000
Chief Operating Officer (as of 2/15/17)

Jeff Cauble	2017	143,000(2)	6,000	46,000	8,000	--	--	203,000
Principal Financial & Accounting Officer (as of 3/10/17)	2016	126,000(3)	11,000	6,000	9,000	11,000(4)	--	163,000
Robin Stracey	2017	173,000	--	148,000	122,000	85,000(5)	1,272,000(6)	1,800,000
Former Chief Executive Officer (until 11/3/16)	2016	425,000	--	--	--	220,000(7)	24,000(8)	669,000

Michael Bruch	2017	190,000	--	78,000	33,000	45,000(5)	337,000(9)	683,000
Former Chief Financial Officer (until 3/10/17)	2016	204,000	20,000	13,000	35,000	56,000(10)	--	328,000
Kim Ellner	2017	186,000	--	65,000	33,000	--	--	284,000
Former VP, Manufacturing & Global Supply Chain (until 9/1/17)	2016	164,000(11)	6,000	3,000	16,000	46,000(12)	--	235,000

(1)

The amounts reported are the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board’s Codification topic 718. See Note 9 of notes to Financial Statements set forth in our Annual Report on Form 10-K for fiscal 2017 for the assumptions used in determining such amounts.

(2)	Includes payments through March 9, 2017 when Mr. Cauble was Director of Finance.
(3)	Represents payments when Mr. Cauble was Director of Finance.
(4)	Represents amounts earned under the Company’s 2016 short-term incentive program. Mr. Cauble received 2,856 shares on July 7, 2016 and $3,000 cash in September 2016 as payment.
(5)	Represents pay-out upon termination of the amount accrued under the Company’s 2017 short-term incentive program.
(6)	Includes $1,221,000 severance upon termination of employment on November 3, 2016, $46,000 pay-out of accrued vacation balance and $5,000 of auto allowance.
(7)	Represents amounts earned under the Company’s 2016 short-term incentive program. Mr. Stracey received 55,168 shares on July 7, 2016 and $62,000 cash in September 2016 as payment.
(8)	Represents $12,000 for an auto allowance and $12,000 reimbursement of accommodation related expenses while working in Rancho Cordova.
(9)	Includes $312,000 severance upon termination of employment on March 10, 2017 and $25,000 pay-out of accrued vacation balance.
(10)	Represents amounts earned under the Company’s 2016 short-term incentive program. Mr. Bruch received 14,603 shares on July 7, 2016 and $14,000 cash in September 2016 as payment.
(11)	Includes payments through March 8, 2016 when Ms. Ellner was Sr. Director of Global Supply Chain.
(12)	Represents amounts earned under the Company’s 2016 short-term incentive program. Ms. Ellner received 12,062 shares on July 7, 2016 and $11,000 cash in September 2016 as payment.

Employment Agreements

Dr. Xiaochun (Chris) Xu. Under the terms of the employment agreement with Dr. Xu, he shall serve as interim CEO, and he will receive an initial annual base salary of $425,000 and will be eligible to earn a bonus of up to 60% of his base salary for his performance in 2017. Dr. Xu also received 50,000 stock options (subject to vesting) in connection with the execution of his employment agreement. Dr. Xu’s employment with the Company will be “at will”, and he will not be entitled to any severance or other payments upon his termination of employment except as may be required by applicable law.

Ms. Vivian Liu. Under the terms of the employment agreement with Ms. Liu, she shall serve as COO, and she will receive an initial annual base salary of $255,000 and will be eligible to earn an annual bonus of up to 50% of her base salary. She will also receive an annual grant of 25,000 restricted stock units and 25,000 common stock options. In the event that Ms. Liu’s employment is terminated by the Company without Cause or she resigns for Good Reason (each as defined in her employment agreement), she will be entitled to receive nine months of base salary in effect as of the termination date and six months of accelerated vesting on all outstanding options to acquire the Company’s common stock and restricted common stock awards. If Ms. Liu’s employment is terminated by the Company without Cause or she resigns for Good Reason, in each case, within three months prior to or one year following certain changes in control of the Company, she will be entitled to receive a lump-sum cash payment equal to twelve months of base salary in effect as of the termination date, a lump-sum cash payment equal to her most recently established annual short-term incentive target award, full acceleration of vesting on all outstanding options to acquire the Company’s common stock and restricted common stock awards and 12 months of COBRA premiums.

Mr. Jeff Cauble. The Company does not have an employment agreement with Mr. Cauble.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding option and stock awards held by the named executive officers as of June 30, 2017. The grant date fair value of the awards granted in fiscal 2017 and 2016 is disclosed in the Summary Compensation Table.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chris Xu, Ph.D.	1,250	--	4.20	3/9/23
	1,146	104(1)	$2.86	7/1/23
	30,000	20,000(2)	$2.91	12/14/23
Vivian Liu	729	521(3)	$2.84	11/03/17
	12,500	12,500(4)	$2.89	2/24/24
					12,500(4)	40,000
Jeff Cauble	141	47(5)	$27.40	7/1/18
	626	624(6)	$12.60	9/10/22
	667	3,333(7)	$2.86	7/7/23
					9,230(8)	30,000
					416(9)	1,000
Robin Stracey(10)
	750	--	27.80	7/1/17
	1,250	--	27.60	7/1/21
	50,000	--	16.64	6/9/22
	60,000	--	$2.86	7/7/23
Mike Bruch(11)	2,500	--	12.60	3/10/18
	2,500	--	12.00	3/10/18
	16,000	--	$2.86	3/10/18
Kim Ellner(12)	375	375(4)	12.60	9/10/22
	1,250	2,500(7)	4.20	3/9/23
	2,667	13,333	2.86	7/7/23
					12,997	$41,000

__________________

(1)	Vested on July 1, 2017.
(2)	Vests in equal installments on August 4, 2017 and November 4, 2017.
(3)	Vests in monthly installments thru November 3, 2017.
(4)	Vests in equal installments on September 30, 2017 and December 31, 2017.
(5)	Vested on July 1, 2017.
(6)	Vests in equal installments on September 10, 2017, March 10, 2018 and September 10, 2018.
(7)	Vests in equal installments on July 7, 2017, January 7, 2018, July 7, 2018, January 7, 2019 and July 7, 2019.
(8)	Vested on July 1, 2017.
(9)	Vests on May 5, 2018.
(10)	As part of Mr. Stracey’s General Release and Waiver agreement, all outstanding options were deemed to be exercisable for the entire period of the option.
(11)	As part of Mr. Bruch’s General Release and Waiver agreement, all outstanding options were deemed to be exercisable for a period of one year from his termination date.
(12)	Ms. Ellner’s employment terminated September 1, 2017. Therefore, in accordance with the option agreements, all of the outstanding vested options expire within 90 days or November 30, 2017.

Potential Payments upon Termination or Change in Control

Certain of our Named Executive Officers have certain change of control rights under their employment agreements. The Compensation Committee considers these rights, on a case by case basis, to provide Named Executive Officers with the ability to make appropriate, informed decisions on strategy and direction of the Company that may adversely impact their particular positions, but nevertheless are appropriate for the Company and its stockholders. Our Compensation Committee believes that the Company should provide reasonable severance benefits to certain of its executive officers, recognizing that it may be difficult for such officers to find comparable employment within a short period of time and that severance arrangements may be necessary to attract highly qualified officers in a competitive hiring environment.

None of our current NEOs are currently entitled to severance upon termination of employment with the Company other than Ms. Liu, who is entitled to severance in certain instances under the terms of her employment agreement, as described under “Employment Agreements” above.

The following table describes the potential payments upon a hypothetical termination without cause, resignation for good reason or due to a change in control of the Company on June 30, 2017 for the NEOs. The actual amounts that may be paid upon an executive’s termination of employment can only be determined at the actual time of such termination.

Termination Without Cause or Resignation for Good Reason
Name	Salary ($)	Incentive Compensation	Estimated Value of Accelerated Stock Options and Restricted Stock Awards(1) ($)	Health Benefits ($)	Total ($)
Chris Xu, Ph.D.	--	--	--	--	--
Vivian Liu	191,000(2)	--	43,000	--	234,000
Jeff Cauble	--	--	--	--	--
Termination Following a Change of Control
Chris Xu, Ph.D.	--	--	--	--	--
Vivian Liu	255,000(3)	43,000(3)	43,000	21,000	362,000
Jeff Cauble	--	--	--	--	--

__________

(1)

For purposes of this calculation, we used the closing price of our Common Stock on June 30, 2017 which was $3.17. The estimated value of accelerated vesting for outstanding stock options is $0 for all options in which the exercise price exceeded the closing price of our Common Stock as of June 30, 2017.

(2)	Payable in biweekly installments over nine months.
(3)	Payable in a lump-sum payment.

Actual Payments upon Termination

The following table describes the actual payments upon termination of the employment of Messrs. Stracey and Bruch and Ms. Ellner. Mr. Stracey’s employment terminated November 3, 2016. Mr. Bruch’s employment terminated March 10, 2017. Ms. Ellner’s employment terminated September 1, 2017. Mr. Stracey and Mr. Bruch’s employment terminated within 12 months following a change in control.

Name	Severance	Value of Accelerated Stock Options & Restricted Stock Awards	Health Benefits	Total
Robin Stracey	$1,221,000(1)	$539,000	$34,000(2)	$1,794,000
Mike Bruch	$337,500(1)	$46,000	$27,000(3)	$410,500
Kim Ellner	$77,000(4)	--	--	$77,000

_________

(1)	Paid in a lump-sum.
(2)	Payable monthly thru November 2019 unless Mr. Stracey secures employment with medical and dental coverage earlier.
(3)	Payable monthly thru March 2018 unless Mr. Bruch secures employment with medical and dental coverage earlier.
(4)	Payable bi-weekly thru January 31, 2018.

Under Ms. Liu’s employment agreement, a “change of control” is defined as: an event involving one transaction or a related series of transactions in which one of the following occurs:

a)

the Company issues securities equal to fifty percent (50%) or more of the Company’s issued and outstanding voting securities, determined as a single class, to any individual, firm, partnership or other entity, including a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934;

b)	the Company issues securities equal to fifty percent (50%) or more of the issued and outstanding common stock of the Company in connection with a merger, consolidation or other business combination;
c)	the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving company; or
d)	all or substantially all of the Company’s assets are sold or transferred to a third party.

COMPENSATION OF DIRECTORS

Director Compensation Table

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended June 30, 2017.

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Total ($)
Chris Xu, Ph.D.(3)	18,000	2,000(4)	20,000
Vivian Liu(5)	22,000	3,000(6)	25,000
Russell Medford, Ph.D.	14,000	32,000(7)	46,000
Mahendra S. Rao, Ph.D.(12)	56,000	35,000 (8)	91,000
Jeff Thomis, Ph.D.	23,000	33,000(9)	56,000
Mark Westgate	--	33,000(10)	33,000
James Xu	23,000	35,000(11)	58,000
Mark Bagnall	18,000	2,000(4)	20,000
Craig W. Moore	40,000	2,000(4)	42,000
Michael Rhein(13)	55,000	2,000(4)	57,000

(1)

Dr. Rao, Mr. Moore and Mr. Rhein elected to receive common stock in lieu of cash for a portion of their Board of Directors fees. The grant date fair value of the stock received computed in accordance with Financial Accounting Standards Board’s Codification topic (ASC) 718 was $7,000, $5,000 and $4,000 for Dr. Rao, Mr. Moore and Mr. Rhein, respectively.

(2)

The amounts reported are the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board’s Codification topic 718. See Note 9 to the Financial Statements set forth in our Annual Report on Form 10-K for fiscal 2017 for the assumptions used in determining such amounts for option awards.

(3)	Dr. Xu ceased to receive compensation as a non-employee director when he was appointed the Company’s interim CEO as of November 3, 2016.
(4)	$2,000 reflects the grant date fair value of the annual option awarded to existing directors on the first business day of the fiscal year.
(5)	Ms. Liu ceased to receive compensation as a non-employee director when she was appointed the Company’s COO as of February 15, 2017.
(6)	$3,000 reflects the grant date fair value of the stock option grant of 1,250 shares granted to Ms. Liu upon joining the Board.
(7)

$2,000 reflects the grant date fair value of the stock option grant of 1,250 shares granted to Dr. Medford upon joining the Board and $30,000 reflects the grant date fair value of the stock option grant of 12,250 shares granted to Dr. Medford on May 10, 2017.

(8)

$2,000 reflects the grant date fair value of the annual option awarded to existing directors on the first business day of the fiscal year and $33,000 reflects the grant date fair value of the stock option grant of 13,500 shares granted to Dr. Rao on May 10, 2017.

(9)

$3,000 reflects the grant date fair value of the stock option grant of 1,250 shares granted to Dr. Thomis upon joining the Board and $30,000 reflects the grant date fair value of the stock option grant of 12,250 shares granted to Dr. Thomis on May 10, 2017.

(10)	$33,000 reflects the grant date fair value of the stock option grant of 13,500 shares granted to Mr. Westgate on May 10, 2017.
(11)

$2,000 reflects the grant date fair value of the stock option grant of 1,250 shares granted to Mr. Xu upon joining the Board and $33,000 reflects the grant date fair value of the stock option grant of 13,500 shares on May 10, 2017.

(12)	Dr. Rao resigned as a member of our Board of Directors effective October 19, 2017.
(13)	Mr. Rhein cased to be a member of our Board of Directors effective May 5, 2017.

The following table sets forth the aggregate number of option awards held by each non-employee director as of June 30, 2017:

Name	Aggregate Number of Option Awards
Russell Medford, Ph.D.	13,500
Mahendra S. Rao, Ph.D.*	18,500
Jeff Thomis, Ph.D.	13,500
Mark Westgate	13,500
James Xu	14,750
Mark Bagnall	1,250
Craig W. Moore	4,500
Michael Rhein*	3,750

* Dr. Rao resigned as a member of our Board of Directors effective October 19, 2017 and Mr. Rhein ceased to be a member of our Board of Directors effective May 5, 2017.

For fiscal 2017, each non-employee director received an annual fee of $35,000. In addition, the Chairman of the Board of Directors received an annual fee of $25,000. The chairperson of each standing committee received an additional annual fee of $15,000 for the Audit Committee, $10,000 for the Compensation Committee and $7,000 for the Governance Committee. Each non-chair committee member received an annual fee of $7,500 for the Audit Committee, $5,000 for the Compensation Committee and $3,500 for the Governance Committee.

Effective July 1, 2017 each non-employee director receives an annual fee of $10,000. The chairperson of each standing committee receives an additional annual fee of $15,000 for the Audit Committee, $12,500 for the Scientific and Technology Committee, $10,000 for the Compensation Committee and $7,000 for the Governance Committee. Each non-chair committee member receives an annual fee of $7,500 for the Audit Committee, $6,000 for the Scientific and Technology Committee, $5,000 for the Compensation Committee and $3,500 for the Governance Committee.

All fees are paid quarterly. In addition, we reimburse our directors for their reasonable expenses incurred in attending meetings of the Board and its committees.

For fiscal 2017, on the first business day of the fiscal year, each of our non-employee directors received a nonqualified stock option grant of 1,250 shares. Upon the initial appointment or election of any new non-employee director, the director received a nonqualified stock option grant of 1,250 shares. The options have a seven year life and vest monthly over one year. In both instances, the exercise price is equal to the closing price of the common stock on the date of grant.

In May 2017, the annual stock option grant of 1,250 shares was changed to an annual stock option grant of 13,500 shares with vesting over 24 months and a ten year life.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table provides information for all of the Company’s equity compensation plans and individual compensation arrangements in effect as of June 30, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	457,082	$5.80	264,019
Equity compensation plans not approved by security holders	--		--
Total	457,082		264,019

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF CESCA THERAPEUTICS INC.

The Company has only one class of stock outstanding, common stock. The following table sets forth certain information as of September 30, 2017 with respect to the beneficial ownership of Company’s common stock for (i) each director, (ii) each Named Executive Officer (NEO), (iii) all of Company’s directors and officers as a group, and (iv) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of Company’s common stock. As of September 30, 2017, there were 9,959,943 shares of common stock outstanding.

Unless otherwise indicated, the address for each listed stockholder is: Cesca Therapeutics, 2711 Citrus Road, Rancho Cordova, California 95742. To the Company’s knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Xiaochun (Chris) Xu, PhD, MBA	52,500(2)	*%
Vivian Liu	38,750(3)	*%
Russell Medford	5,528(4)	*%
Mahendra Rao MD, PhD	16,999(5)	*%
Jeff Thomis, PhD	6,142(6)	*%
Mark Westgate	3,372(7)	*%
James Xu	7,994(8)	*%
Jeff Cauble	10,458(9)	*%
Officers & Directors as a Group (8 persons)	141,743	1.4%

5% Common Stockholders
Boyalife (Hong Kong) Ltd.	10,367,648(10)	76.9%

________

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

(2)

Dr. Xu’s beneficial ownership represents 52,500 shares issuable upon the exercise of options granted to him as CEO or a member of the Board of Directors. This does not include the 10,367,648 beneficial shares owned by Boyalife (Hong Kong) Limited. Dr. Xu’s spouse, Ms. Yishu Li, is the sole stockholder of Boyalife (Hong Kong) Limited. Dr. Xu disclaims beneficial ownership of these shares.

(3)	Includes 18,750 common shares and 20,000 shares issuable upon the exercise of options.
(4)	Represents 5,528 shares issuable upon the exercise of options.
(5)	Includes 5,255 common shares and 11,744 shares issuable upon the exercise of options. Dr. Rao resigned as a member of our Board of Directors effective October 19, 2017.
(6)	Represents shares issuable upon the exercise of options.
(7)	Represents shares issuable upon the exercise of options.
(8)	Represents shares issuable upon the exercise of options.
(9)	Includes 8,103 common shares and 2,355 shares issuable upon the exercise of options.
(10)

Consists of 6,838,237 outstanding shares and 3,529,411 shares issuable upon the exercise of warrants. The business address of Boyalife (Hong Kong) Ltd. (“Boyalife Hong Kong”) is c/o Boyalife Group, Ltd. 800 Jiefang Road East, Wuxi City, China 214002. This information is based on a Form 4 filed with the SEC by Boyalife Hong Kong. Ms. Yishu Li is the sole owner of and has sole management control of Boyalife Hong Kong, and accordingly Ms. Li has sole voting and dispositive power over the shares of Company common stock owned by Boyalife Hong Kong. Ms. Li is the spouse of Dr. Xu, our CEO and a director.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the fiscal years ended June 30, 2017 and 2016, there were the following related party transactions reportable under Item 404 of Regulation S-K.

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

Revenues

During the year ended June 30, 2017, the Company recorded $308,000 of revenues from Boyalife and had an accounts receivable balance of $308,000 at June 30, 2017. As of September 5, 2017, the Company has collected all of this accounts receivable.

DIRECTOR INDEPENDENCE

Our Board of Directors has concluded that Dr. Medford, Dr. Thomis, and Mr. Westgate are deemed independent under the NASDAQ rules.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the fees billed to us by Marcum LLP.

	Marcum	Marcum
Fee Category	Fiscal 2017	Fiscal 2016
Audit Fees	$294,000(1)	$364,000(1)
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees(2)	--	--
Total Fees	$294,000	$364,000

________

(1)

The audit fees consisted of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements and capital market financings.

(2)

All other fees consist of fees for other permissible work performed that does not meet with the above category descriptions. There were no fees for other services by Marcum LLP for the fiscal years ended June 30, 2017 and 2016.

The Audit Committee pre-approves all audit and non-audit services to be, and has approved all of the foregoing audit services, performed by the independent registered public accounting firm in accordance with the Audit Committee Charter.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b)         Exhibits

Exhibit No.	Document Description
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Cesca Therapeutics Inc.

Dated: October 20, 2017	By:/s/	Vivian Liu
Chief Operating Officer