Form 10-Q
period 2017-09-30
CESCA THERAPEUTICS INC.
filed 2017-11-14
CIK 811212

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017.

or

___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-16375 Cesca Therapeutics Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2017
Common stock, $.001 par value	9,965,276

Cesca Therapeutics Inc.

INDEX

Page Number

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cesca Therapeutics Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,464,000	$3,623,000
Accounts receivable, net of allowance for doubtful accounts of $139,000 ($102,000 at June 30, 2017)	3,404,000	3,701,000
Inventories, net of reserves of $1,257,000 ($1,230,000 at June 30, 2017)	4,157,000	3,617,000
Prepaid expenses and other current assets	282,000	237,000
Total current assets	10,307,000	11,178,000

Equipment, less accumulated depreciation	2,971,000	2,330,000
Goodwill	13,794,000	13,195,000
Intangible assets, net	21,809,000	20,165,000
Other assets	61,000	64,000
Total assets	$48,942,000	$46,932,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,038,000	$1,601,000
Accrued payroll and related expenses	429,000	385,000
Deferred revenue	603,000	597,000
Related party payable	606,000	606,000
Other current liabilities	1,319,000	1,331,000
Total current liabilities	4,995,000	4,520,000

Long-term debt-related party	5,000,000	3,500,000
Noncurrent deferred tax liability	6,968,000	6,968,000
Derivative obligations	743,000	730,000
Other non-current liabilities	403,000	377,000
Total liabilities	18,109,000	16,095,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--
Common stock, $0.001 par value; 350,000,000 shares authorized; 9,959,943 issued and outstanding (9,915,868 at June 30, 2017)	10,000	10,000
Paid in capital in excess of par	218,801,000	216,222,000
Accumulated deficit	(187,707,000)	(185,357,000)
Accumulated other comprehensive loss	(34,000)	(38,000)

Total Cesca Therapeutics Inc. stockholders’ equity	31,070,000	30,837,000

Noncontrolling interests	(237,000)	--
Total equity	30,833,000	30,837,000
Total liabilities and stockholders’ equity	$48,942,000	$46,932,000

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,
	2017	2016

Net revenues	$3,069,000	$3,767,000

Cost of revenues	2,138,000	2,385,000

Gross profit	931,000	1,382,000

Expenses:

Sales and marketing	517,000	481,000

Research and development	1,063,000	670,000

General and administrative	1,701,000	2,179,000

Total operating expenses	3,281,000	3,330,000

Loss from operations	(2,350,000)	(1,948,000)

Fair value change of derivative instruments	(13,000)	(326,000)
Amortization of debt discount	--	(9,851,000)
Interest Expense	(198,000)	(10,535,000)
Other income and (expenses)	(26,000)	215,000
Net loss	(2,587,000)	(22,445,000)

Loss attributable to noncontrolling interests	(237,000)	--
Net loss attributable to common stockholders	$(2,350,000)	$(22,445,000)

Net loss	$(2,587,000)	$(22,445,000)
Other comprehensive income:
Foreign currency translation adjustments	4,000	2,000
Comprehensive loss	(2,583,000)	(22,443,000)
Comprehensive loss attributable to noncontrolling interests	(237,000)	--
Comprehensive loss attributable to common stockholders	$(2,346,000)	$(22,443,000)

Per share data:

Basic and diluted net loss per common share	$(0.24)	$(3.71)

Weighted average common shares outstanding – basic and diluted	9,950,776	6,048,982

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,587,000)	$(22,445,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160,000	261,000
Stock based compensation expense	132,000	298,000
(Recovery of) reserve for excess and slow-moving inventories	27,000	(71,000)
Bad debt expense	37,000	7,000
Amortization of debt discount and issue costs	--	10,011,000
Change in fair value of derivative	13,000	326,000
Non-cash accrued interest	--	10,373,000
Net change in operating assets and liabilities:
Accounts receivable	258,000	155,000
Inventories	85,000	258,000
Prepaid expenses and other current assets	(48,000)	43,000
Accounts payable	446,000	(832,000)
Accrued payroll and related expenses	44,000	(77,000)
Deferred revenue	6,000	(224,000)
Other current liabilities	(53,000)	(122,000)
Other noncurrent liabilities	30,000	30,000

Net cash used in operating activities	(1,450,000)	(2,009,000)

Net cash flows used in investing activities:
Cash paid for business acquisition	(1,000,000)	--
Capital expenditures	(140,000)	(154,000)
Net cash used in investing activities:	(1,140,000)	(154,000)

Cash flows from financing activities:
Payments on capital lease obligations	(17,000)	(23,000)
Cash paid for taxes on vested restricted stock	(52,000)	(134,000)
Proceeds from long-term debt-related party	1,500,000	--
Proceeds from issuance of common stock, net	--	2,091,000

Net cash provided by financing activities	1,431,000	1,934,000
Effects of foreign currency rate changes on cash and cash equivalents	--	2,000
Net decrease in cash and cash equivalents	(1,159,000)	(227,000)

Cash and cash equivalents at beginning of period	3,623,000	5,835,000
Cash and cash equivalents at end of period	$2,464,000	$5,608,000

Supplemental non-cash financing and investing information:
Common stock issued for payment of convertible debentures and interest	--	$23,905,000
Subsidiary common stock issued for acquisition of net assets	$2,499,000	--

See accompanying notes.

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Description of Business and Basis of Presentation

Organization and Basis of Presentation

Cesca Therapeutics Inc. (“Cesca Therapeutics,” “Cesca,” the “Company,” “we,” “our,” “us”), a Delaware corporation, is a regenerative medicine company that was founded in 1986 and is headquartered in Rancho Cordova, CA. We develop, commercialize and market a range of automated technologies and products for cell-based therapeutics. ThermoGenesis Corp. (“ThermoGenesis”), our device subsidiary, provides the AutoXpress® and BioArchive platforms for automated clinical biobanking, PXP™ platform for point-of-care cell-based therapies and CAR-TXpress™ platform under development for bio-manufacturing for immuno-oncology applications. Cesca is also leveraging its proprietary PXP™ technology platform to develop autologous cell-based therapies that address significant unmet needs in the vascular and orthopedic markets.

Cesca is an affiliate of the Boyalife Group, a China-based industry research alliance encompassing top research institutions for stem cell and regenerative medicine.

Liquidity

The Company has a Revolving Credit Agreement (“Credit Agreement”) with Boyalife Investment Fund II, Inc. (the “Lender”) (Refer to Note 4). As of September 30, 2017, the Company had drawn down $5,000,000 of the $10,000,000 available under the Credit Agreement. Boyalife Investment Fund II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

On July 7, 2017, the Company, through its wholly-owned subsidiary, ThermoGenesis, acquired the business and substantially all the assets of SynGen Inc. (“SynGen”). In exchange, ThermoGenesis issued to SynGen shares of ThermoGenesis common stock that, after giving effect to the issuance, constitute 20% of ThermoGenesis’ outstanding common shares, and ThermoGenesis also made a one-time cash payment of $1,000,000 to SynGen. (Refer to Note 3).

At September 30, 2017, the Company had cash and cash equivalents of $2,464,000 and working capital of $5,312,000. The Company has incurred recurring operating losses and as of September 30, 2017 had an accumulated deficit of $187,707,000. The Company anticipates requiring additional capital to grow the device business (see Note 8), initiate the Phase III Critical Limb Ischemia trial, to fund other operating expenses and to make interest payments on the line of credit with Boyalife. These conditions raised substantial doubt about the Company’s ability to meet its obligations. To alleviate the substantial doubt, management plans to use existing cash and cash equivalents balances, revenue generating activities and draw down on the available balance from the line of credit. Other sources of liquidity could include potential issuances of debt or equity securities in public or private financings and strategic partnerships.

Based upon the additional funds available to draw down under the amended Credit Agreement, the Company’s cash balance, historical trends, expected outflows and projections for revenues, management believes it will have sufficient cash to provide for its projected needs to maintain operations and working capital requirements for at least the next 12 months from the date of this filing.

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of Cesca, its majority-owned subsidiary, ThermoGenesis, and its wholly-owned subsidiaries, TotipotentRX Cell Therapy, Pvt. Ltd. and TotipotentSC Scientific Product Pvt. Ltd. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Noncontrolling Interests

The 20% ownership interest of ThermoGenesis that is not owned by Cesca, is accounted for as a non-controlling interest as the Company has an 80% ownership interest in the subsidiary. Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as "noncontrolling interest" in the Company's consolidated statements of operations. Net loss attributable to noncontrolling interest reflects only its share of the after-tax earnings or losses of an affiliated company. The Company's consolidated balance sheets reflect noncontrolling interests within the equity section of the consolidated balance sheets.

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (“SEC”) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the three month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the six months ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short duration. The fair value of the Company’s derivative obligation liability is classified as Level 3 within the fair value hierarchy since the valuation model of the derivative obligation is based on unobservable inputs.

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

The Company has two reportable business segments:

●

The Clinical Development Division, is developing autologous (utilizing the patient’s own cells) stem cell-based therapeutics that address significant unmet medical needs for applications within the vascular, cardiology and orthopedic markets.

●

The Device Division, engages in the development and commercialization of automated technologies for cell-based therapeutics and bio-processing. The device division is operated through the Company’s ThermoGenesis subsidiary.

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

	2017	2016
Vested Series A warrants	404,412	404,412
Unvested Series A warrants(1)	698,529	698,529
Warrants – other	3,725,782	3,725,782
Stock options	420,185	270,016
Restricted stock units	9,163	161,170
Total	5,258,071	5,259,909

(1)

The unvested Series A warrants were subject to vesting based upon the amount of funds actually received by the Company in the second close of the August 2015 financing which never occurred. The warrants will remain outstanding but unvested until they expire in February 2021.

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company adopted ASU 2016-09 effective July 1, 2017. The Company has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur. Adoption of the new standard did not have a material impact on the financial statements of the Company.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory”, that requires inventory not measured using either the last in, first out (“LIFO”) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The Company adopted ASU 2015-11 effective July 1, 2017. Adoption of the new standard did not have a material impact on the financial statements of the Company.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2018 as a result of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company is also in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted.

3.     Acquisition of SynGen

On July 7, 2017, Cesca, through its then wholly-owned subsidiary ThermoGenesis, entered into an Asset Acquisition Agreement (the “Asset Acquisition Agreement”) with SynGen, and pursuant to the terms of the Asset Acquisition Agreement, ThermoGenesis acquired on July 7, 2017 substantially all of SynGen’s operating assets, including its proprietary cell processing platform technology (the “Transaction”).

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The business acquired in the Transaction excludes certain assets and liabilities of SynGen that ThermoGenesis did not acquire under the Asset Acquisition Agreement including cash and cash equivalents, accounts receivable, certain prepaid expenses and other current assets, other assets, accounts payable and other accrued liabilities. The acquisition was consummated for the purpose of enhancing the Company’s cord blood product portfolio and settling litigation between the Company and SynGen.

The acquisition was accounted for under the acquisition method of accounting for business combinations which requires, among other things that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Acquisition-related costs are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred. Acquisition related costs of $187,000 for the three months ended September 30, 2017 were included in general and administrative expenses. Subsequent to July 7, 2017, Cesca has recorded revenues of approximately $47,000 associated with the operations of SynGen. The amount of net loss specifically related to SynGen operations for the period beginning July 7, 2017, included in the condensed consolidated statements of operations and comprehensive loss is impracticable due to the fact that SynGen and its operations are no longer accounted for on a stand-alone basis.

The consideration for the Transaction consisted of $1,000,000 in cash and ThermoGenesis’ issuance at closing to SynGen of an aggregate of 2,000,000 shares of its common stock, constituting a 20% interest, which had a fair market value of $2,499,000. All outstanding SynGen stock options to purchase shares of SynGen common stock were cancelled.

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Preliminary Allocation of Consideration Transferred to Net Assets Acquired

The following is the summary of the preliminary fair value of the assets acquired and the liabilities assumed by Cesca in the Transaction, reconciled to the consideration transferred.

ThermoGenesis issued 2,000,000 shares of its common stock that had a total fair value of $2,499,000 based on an independent valuation. The final determination of the fair value of certain assets and liabilities will be completed within the 12-month measurement period from the date of acquisition as required. It is anticipated that the goodwill will be deductible for tax purposes. Any potential adjustments made could be material in relation to the preliminary values presented below:

Purchase Price:
Cash			$1,000,000
2,000,000 common shares of ThermoGenesis			2,499,000
Fair value of assets acquired:
Inventories		649,000
Developed technology	318,000
Trade name	26,000
In process technology	1,296,000
Customer relationships	41,000
Total intangible assets		1,681,000
Property and equipment		585,000
Total assets		2,915,000
Fair value of liabilities assumed:
Other liabilities		15,000
Net assets acquired			(2,900,000)
Preliminary goodwill			$599,000

Supplemental Pro Forma Data

The Company used the acquisition method of accounting to account for the SynGen acquisition and, accordingly, the results of SynGen are included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition. The following unaudited supplemental pro forma data for the quarters ended September 30, 2017 and 2016 present consolidated information as if the acquisition had been completed on July 1, 2016. The pro forma results were calculated by combining the results of Cesca Inc with the stand-alone results of SynGen Inc. for the pre-acquisition periods:

	Three Months Ended September 30,
	2017	2016
Net revenues	$3,069,000	$4,078,000
Net loss	$(2,439,000)	$(23,141,000)
Basic and diluted net loss per common share	$(0.22)	$(3.80)

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as the incremental amortization expense in connection with recording acquired identifiable intangible assets at fair value, the revised payroll expense associated with the new salaries of SynGen employees resulting from the merger, the elimination of SynGen expenses related to debt issuance costs, interest and other warrant related expenses, the elimination of the legal fees paid by both parties related to the litigation between Cesca and SynGen as ceasing the litigation was part of the Asset Acquisition Agreement and costs directly related to the acquisition.

4.     Related Party Transactions

Revolving Credit Agreement

On March 6, 2017, Cesca entered into the Credit Agreement with Boyalife Investment Fund II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board of Directors. The Credit Agreement grants to the Company the right to borrow up to $5,000,000 in amounts of $500,000 per advance on an unsecured basis (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). The Company has drawn down a total of $5,000,000 as of September 30, 2017.

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

On September 13, 2017, the Company entered into Amendment No. 1 to the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amends the Credit Agreement originally entered into by the Company and Lender on March 6, 2017, by increasing the Company’s maximum borrowing availability thereunder from $5,000,000 to $10,000,000. In connection with such amendment, the Company and Lender entered into an amended and restated convertible promissory note to reflect the new aggregate maximum principal amount of $10,000,000.

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

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company recorded interest expense of $197,000 for the three months ended September 30, 2017 and had an interest payable balance of $319,000 and $122,000 at September 30, 2017 and June 30, 2017, respectively.

Distributor Agreement

On August 21, 2017, ThermoGenesis entered into an International Distributor Agreement with Boyalife W.S.N. Under the terms of the agreement, Boyalife W.S.N. was granted the exclusive right, subject to existing distributors and customers (if any), to develop, sell to, and service a customer base for ThermoGenesis’ AXP® (“AutoXpress®”) System and BioArchive® System in the People’s Republic of China (excluding Hong Kong and Taiwan), Singapore, Indonesia, and the Philippines (the “Territories”). Boyalife W.S.N. is an affiliate of our Chief Executive Officer and Chairman of our Board of Directors, and Boyalife (Hong Kong) Limited, our largest stockholder. Boyalife W.S.N,’s rights under the agreement include the exclusive right to distribute AXP® Disposable Blood Processing Sets and use rights to the AXP® (“AutoXpress®”) System, BioArchive System and other accessories used for the processing of stem cells from cord blood in the Territories. Boyalife W.S.N. is also appointed as the exclusive service provider to provide repairs and preventative maintenance to ThermoGenesis products in the Territories.

The term of the agreement is for three years with ThermoGenesis having the right to renew the agreement for successive two-year periods at its option. However, ThermoGenesis has the right to terminate the agreement early if Boyalife W.S.N. fails to meet specified minimum purchase requirements.

Revenues

During the three months ended September 30, 2017, the Company recorded $751,000 of revenues from Boyalife and had an accounts receivable balance of $751,000 and $308,000 at September 30, 2017 and June 30, 2017, respectively.

Bill Payment Arrangement

The Company entered into a bill payment arrangement whereby Boyalife Group Ltd. (“Payor”), the Company’s largest shareholder, agreed to pay the Company’s legal expenses payable to the Company’s attorney related to certain litigation involving SynGen Inc. (the “Bill Payment Arrangement”), although the Company remains jointly and severally liable for the payment of such legal fees. The terms of the Bill Payment Arrangement provided that the Company will reimburse Payor for any and all amounts paid by Payor in connection with the Bill Payment Arrangement under certain specified events. There is no interest payable on outstanding balance of related party payable. This litigation was terminated as part of the SynGen acquisition agreement. As of September 30, 2017, invoices totaling $606,000 had been paid by Payor and are included in related party payable as the Company anticipates repaying this within a year.

5.     Commitments and Contingencies

Financial Covenants

Effective May 15, 2017, the Company entered into a Sixth Amended and Restated Technology License and Escrow Agreement with CBR Systems, Inc. which modified the financial covenant that the Company must meet in order to avoid an event of default. The Company must maintain a cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000,000. The Company was in compliance with this financial covenant as of September 30, 2017.

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited balance sheets. The change in the warranty liability for the three months ended September 30, 2017 is summarized in the following table:

Balance at July 1, 2017	$588,000
Warranties issued during the period	40,000
Settlements made during the period	(297,000)
Changes in liability for pre-existing warranties during the period	(4,000)
Balance at September 30, 2017	$327,000

Contingency

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm. Included in the engagement letter was a success fee due upon the successful conclusion of certain strategic transactions. On May 4, 2017, a lawsuit was filed against the Company and its CEO by the consulting firm as the consulting firm argues that it is owed a transaction fee of $1,000,000 under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016. In October 2017, to streamline the case and without acknowledging any liability, the Company deposited $1,000,000 with the Court and the consulting firm is in the process of dismissing the Company’s CEO from the case, without liability. The Company intends to defend the lawsuit vigorously and no accrual has been recorded for this contingent liability as of September 30, 2017.

6.     Derivative Obligations

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

	Series A
	September 30, 2017	June 30, 2017
Market price of common stock	$3.56	$3.17
Expected volatility	102%	110%
Contractual term (years)	3.4	3.7
Discount rate	1.7%	1.66%
Dividend rate	0%	0%
Exercise price	$8.00	$8.00

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded a loss of $13,000 and $326,000 during the three months ended September 30, 2017 and 2016, respectively, representing the net change in the fair value of the derivative liability, which is presented as fair value change of derivative instruments, in the accompanying consolidated statements of operations and comprehensive loss.

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and June 30, 2017:

	Balance at September 30, 2017	Level 1	Level 2	Level 3
Derivative obligation	$743,000	$-	$-	$743,000

	Balance at June 30, 2017	Level 1	Level 2	Level 3
Derivative obligation	$730,000	$-	$-	$730,000

The following table reflects the change in fair value of the Company’s derivative liabilities for the three months ended September 30, 2017:

Amount
Balance – July 1, 2017	$730,000
Change in fair value of derivative obligation	13,000
Balance – September 30, 2017	$743,000

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.     Stockholders’ Equity

Stock Based Compensation

The Company recorded stock-based compensation of $132,000 and $298,000 for the three months ended September 30, 2017 and 2016, respectively.

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at June 30, 2017	397,389	$5.80

Granted	40,000	$3.47
Forfeited	(14,765)	$3.52
Expired	(2,439)	$27.04

Outstanding at September 30, 2017	420,185	$5.54	6	$182,000

Vested and expected to vest at September 30, 2017	397,590	$5.66	6	$175,000

Exercisable at September 30, 2017	278,487	$6.64	5.5	$128,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended September 30, 2017.

The fair value of the Company’s stock options granted for the three months ended September 30, 2017 was estimated using the following weighted-average assumptions:

Expected life (years)	4
Risk-free interest rate	1.7%
Expected volatility	108%
Dividend yield	0%

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Common Stock Restricted Units

The following is a summary of restricted stock activity during the three months ended September 30, 2017:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Balance at June 30, 2017	59,694	$4.62
Granted	10,000	$3.26
Vested	(60,531)	$4.54
Forfeited	--	--
Outstanding at September 30, 2017	9,163	$3.65

Warrants

There was no warrant activity for the three months ended September 30, 2017. At September 30, 2017, there were 4,828,723 warrants outstanding with a weighted-average exercise price per share of $9.37 and 4,130,192 warrants exercisable with a weighted-average exercise price per share of $9.60. At September 30, 2017, the total intrinsic value of warrants outstanding and exercisable was $0.

8.     Segment Reporting

The Company has two reportable segments, which are the same as its operating segments:

The Clinical Development segment is developing autologous (utilizing the patient’s own cells) stem cell-based therapeutics that address significant unmet medical needs for applications within the vascular, cardiology and orthopedic markets.

The device segment is a pioneer and market leader in the development and commercialization of automated technologies for cell-based therapeutics and bio-processing.

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes the operating results of the Company’s reportable segments:

	Three Months Ended September 30, 2017
	Clinical Development	Device	Total
Net revenues	$126,000	$2,943,000	$3,069,000
Cost of revenues	120,000	2,018,000	2,138,000
Gross profit	6,000	925,000	931,000

Operating expenses	1,169,000	2,112,000	3,281,000
Operating loss	$(1,163,000)	$(1,187,000)	$(2,350,000)

Depreciation and amortization	$75,000	$85,000	$160,000
Stock-based compensation expense	$85,000	$47,000	$132,000

	Three Months Ended September 30, 2016
	Clinical Development	Device	Total
Net revenues	$156,000	$3,611,000	$3,767,000
Cost of revenues	142,000	2,243,000	2,385,000
Gross profit	14,000	1,368,000	1,382,000

Operating expenses	1,964,000	1,366,000	3,330,000
Operating profit (loss)	$(1,950,000)	$2,000	$(1,948,000)

Depreciation and amortization	$139,000	$122,000	$261,000
Stock-based compensation expense	$190,000	$108,000	$298,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and, in the future, could affect actual results, and may cause actual results for the six months ended December 31, 2017 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet FDA regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, and other risk factors listed from time to time in our SEC reports, including, in particular, those set forth in the Cesca Therapeutics Inc. Form 10-K for fiscal year ended June 30, 2017.

Cesca is a regenerative medicine company that develops, commercializes and markets a range of automated technologies for cell-based therapeutics. Cesca’s device subsidiary, ThermoGenesis, provides a full suite of solutions for automated clinical biobanking, point-of-care applications, and automation for immuno-oncology. Cesca is also leveraging its proprietary AutoXpress® technology platform to develop autologous stem cell-based therapies that address significant unmet needs in the vascular, cardiology and orthopedic markets.

On July 7, 2017, our then wholly-owned subsidiary, ThermoGenesis, acquired the business and substantially all of the assets of SynGen, a privately held Sacramento, California-based technology company that develops, markets, and sells advanced cell separation tools and accessories. In the transaction (the “SynGen Transaction”), ThermoGenesis acquired substantially all of SynGen’s operating assets, including its proprietary cell processing platform. In exchange, ThermoGenesis issued to SynGen shares of ThermoGenesis common stock that, after giving effect to the issuance, constitute 20% of ThermoGenesis’ outstanding common shares, and ThermoGenesis also made a one-time cash payment of $1,000,000 to SynGen. Immediately prior to the SynGen Transaction, the Company contributed the assets, business, and current liabilities of its blood and bone-marrow processing device business to ThermoGenesis and will operate such business (together with the acquired business) through the ThermoGenesis subsidiary.

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

Cesca’s Device Segment

The operations and assets of Cesca’s device segment are conducted through our ThermoGenesis subsidiary, which is a pioneer and market leader in the development and commercialization of automated technologies for cell-based therapeutics and bio-processing. The device segment’s automated solution offerings include:

Clinical BioBanking

AXP® + BioArchive® provide automated isolation, collection and storage of cord blood stem cell concentrates.

Point-of-Care Solutions for Cell-Based Therapeutics

PXP™ allows for the rapid, automated processing of autologous peripheral or bone marrow derived stem cells at the point-of-care, such as surgical centers or clinics. By the end of 2017, we expect to file for Class II clearance from the U.S. FDA for our point-of-care system.

Cellular Processing for Immuno-Oncology Applications

CAR-TXpress (“CXP™”) + BioArchive® allow for the automated manufacturing, expansion and storage of cellular therapies for immuno-oncology, including various T-cell and natural killer (NK) cell based therapies.

The device segment’s product pipeline includes:

●

AutoXpress® System (“AXP®”) - a proprietary, automated system for the isolation and collection of hematopoietic stem cells from cord blood and peripheral blood. By the end of 2017, we expect to launch the AXP II System. The automated system is an upgrade to the AXP and is designed for the separation and processing of biological components and is intended for use in cord blood banking.

●

PXP™ for Point-of-Care Applications – a proprietary, automated system for the rapid, automated processing of autologous peripheral or bone marrow derived stem cells for cell-based therapies at point-of-care situations, such as surgical centers or clinics.

●	CXP™ - a proprietary, automated system for the isolation and collection of cells derived from biological sources, for various laboratory based downstream applications.
●	BioArchive® System - an automated, cryogenic system used by cord blood banks for the cryopreservation and storage of cord blood stem cell concentrate for future use.

Cesca’s Clinical Development Segment

Using its proprietary AutoXpress® technology platform, Cesca’s clinical development segment is developing autologous (utilizing the patient’s own cells) stem cell-based therapeutics that Cesca believes will address significant unmet medical needs for applications within the vascular, cardiology and orthopedic markets.

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

Orthopedics – OsteoArthritis (“OA”) - Cesca is in early stage development of an autologous stem cell based therapy intended to treat patients with cartilage tissue degeneration that may lead to progressive cartilage loss and painful joint diseases. Localized articular cartilage defects can potentially be repaired by transplantation of autologous cell therapy. Therapies in development using Cesca’s proprietary PXP™ system are expected to delay further deterioration and repair the damaged joint cartilage. Treatment is typically via a single procedure in the hospital or clinic.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that have been identified as critical in the preparation of the Company’s condensed consolidated financial statements, please refer to Cesca’s 2017 Annual Report on Form 10-K.

Results of Operations for the Three Months Ended September 30, 2017 as Compared to the Three Months Ended September 30, 2016

Net Revenues

Consolidated net revenues for the three months ended September 30, 2017 were $3,069,000 compared to $3,767,000 for three months ended September 30, 2016, a decrease of $698,000.  Device segment revenues decreased primarily due to a one-time shipment of our remaining inventory associated with a discontinued product line (Res-Q) and AXP disposables, which had lower sales due to a single end user customer purchasing larger than normal orders to stock up inventory levels in the quarter ended September 30, 2016.  If it weren’t for these one-time events, revenues would have been higher than the quarter ended September 30, 2016.  Clinical development revenues consist of sales generated by our Totipotent subsidiaries.  These sales declined due to lower manual bagset sales.  Offsetting these decreases for the device segment was an increase in sales of our BioArchive devices as we sold three during the quarter ended September 30, 2017 as compared to none in the quarter ended September 30, 2016.  Recently, there has been a significant increase in BioArchive device sales.  For the last two quarters ended September 30, 2017, we sold five BioArchive devices, as compared to only two devices in the seven previous quarters combined.  We expect this trend to continue, with approximately two to three devices sold per quarter for at least the next three to four quarters.

Revenues were comprised of the following for the three months ended:

	September 30, 2017	September 30, 2016
Device Segment:
AXP	$1,443,000	$1,857,000
BioArchive	1,117,000	905,000
Manual Disposables	334,000	273,000
Bone Marrow	--	551,000
Other	49,000	25,000
	2,943,000	3,611,000
Clinical Development Segment:
Manual Disposables	7,000	71,000
Bone Marrow	92,000	19,000
Other	27,000	66,000
	126,000	156,000
	$3,069,000	$3,767,000

Gross Profit

The Company’s consolidated gross profit is driven substantially by our device segment. Our device segment gross profit margin decreased from $1,368,000 or 38% for the quarter ended September 30, 2016 to $925,000 or 31% for the quarter ended September 30, 2017 primarily due to increases in our inventory reserves for the MXP product line, an increase in overhead expenses as a result of the merger with SynGen and our mix of products sold.

Sales and Marketing Expenses

Sales and marketing expenses were $517,000 for the three months ended September 30, 2017, compared to $481,000 for the three months ended September 30, 2016, an increase of $36,000 or 7%. Predominantly all of the Company’s sales and marketing expenses are generated by the device segment. The slight increase is primarily due to higher personnel costs from the SynGen acquisition.

Research and Development Expenses

Research and development expenses were $1,063,000 for the three months ended September 30, 2017, compared to $670,000 for the comparable fiscal 2017 period, an increase of $393,000 or 59%. Research and development expenses in our device segment increased $705,000, while our clinical development segment decreased $312,000. The changes are due to additional headcount in the device segment from the SynGen acquisition, and a shift in existing personnel from the clinical development segment to the device segment as we are not funding clinical development projects until a strategic partner is located.

General and Administrative Expenses

General and administrative expenses include costs associated with accounting, finance, human resources, information system and executive functions.

Consolidated general and administrative expenses were $1,701,000 for the three months ended September 30, 2017, compared to $2,179,000 for the three months ended September 30, 2016, a decrease of $478,000 or 22%. The decrease is primarily due to a decrease in legal expenses of approximately $200,000 due to settlement of the SynGen litigation during the quarter ended September 30, 2017 and severance expenses of $173,000 recorded in the quarter ended September 30, 2016 due to the elimination of positions in both segments.

Non-U.S. GAAP Measures

In addition to the results reported in accordance with US GAAP, we also use a non-GAAP measure, adjusted EBITDA, to evaluate operating performance and to facilitate the comparison of our historical results and trends. This financial measure is not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for loss as a measure of performance. The Company defines adjusted EBITDA as loss from operations adjusted for depreciation and amortization, stock-based compensation expenses and impairment of intangible assets as applicable. The calculation of this non-GAAP measure may not be comparable to similarly titled measures used by other companies. Reconciliations to the most directly comparable US GAAP measure are provided below.

	For the Three Months Ended September 30, 2017
	Clinical Development	Device	Total
Loss from operations	$(1,163,000)	$(1,187,000)	$(2,350,000)
Add:
Depreciation and amortization	75,000	85,000	160,000
Stock-based compensation expense	85,000	47,000	132,000
Adjusted EBITDA	$(1,003,000)	$(1,055,000)	$(2,058,000)

	For the Three Months Ended September 30, 2016
	Clinical Development	Device	Total
Profit (loss) from operations	$(1,950,000)	$2,000	$(1,948,000)
Add:
Depreciation and amortization	139,000	122,000	261,000
Stock-based compensation expense	190,000	108,000	298,000
Adjusted EBITDA	$(1,621,000)	$232,000	$(1,389,000)

Adjusted EBITDA

The increase in our consolidated adjusted EBITDA loss from $1,389,000 to $2,058,000 and the difference in our device segment adjusted EBITDA from $232,000 profit to $1,055,000 loss is primarily due to the headcount and project expenses added during the quarter ended September 30, 2017 as a result of our SynGen acquisition. The decrease in the clinical development adjusted EBITDA loss from $1,621,000 to $1,003,000 is primarily due to the elimination or transfer of personnel to the device segment to work on those projects versus clinical studies.

Liquidity and Capital Resources

At September 30, 2017, the Company had cash and cash equivalents of $2,464,000 and working capital of $5,312,000. This compares to cash and cash equivalents of $3,623,000 and working capital of $6,658,000 at June 30, 2017. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

On July 7, 2017, our then wholly-owned subsidiary, ThermoGenesis, acquired the business and substantially all of the assets of SynGen, a privately held Sacramento, California-based technology company that develops, markets, and sells advanced cell separation tools and accessories. In the SynGen Transaction, ThermoGenesis acquired substantially all of SynGen’s operating assets, including its proprietary cell processing platform. In exchange, ThermoGenesis issued to SynGen 2,000,000 shares of ThermoGenesis common stock which had a fair market value of $2,499,000 based on an independent analysis and ThermoGenesis also made a one-time cash payment of $1,000,000 to SynGen. As part of the Asset Acquisition Agreement, the two companies agreed to cease the mutual litigation.

The Company has a Revolving Credit Agreement with Boyalife Investment Fund II, Inc. As of September 30, 2017, the Company had drawn down $5,000,000 of the $10,000,000 available under the Credit Agreement and drew down an additional $1,700,000 in October 2017, $1,000,000 of which was used for the bond deposited with the Court. Boyalife Investment Fund II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

Based upon the additional funds available to draw down under the amended Credit Agreement, the Company’s cash balance, historical trends, expected outflows and projections for revenues, management believes it will have sufficient cash to provide for its projected needs to maintain operations and working capital requirements for at least the next 12 months from the date of filing.

The Company will need additional funding to support its operations and its clinical development programs, in particular the CLIRST trial. Accordingly, management has been exploring additional funding sources, with a primary focus on strategic partner relationships. The Company cannot assure that such funding will be available on a timely basis, in needed quantities, or on favorable terms, if at all.

Net cash used in operating activities for the three months ended September 30, 2017 was $1,450,000 compared to $2,009,000, for September 30, 2016. The improvement in net cash used in operating activities was primarily due to a limited number of above-average vendor payments during the quarter ended September 30, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2017, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cesca is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide information under this item.

Item 4. Controls and Procedures

Cesca carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Principal Accounting Officer (principal financial officer), of the effectiveness of the design and operation of Cesca’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, Cesca’s Chief Executive Officer and Principal Accounting Officer have both concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

There were no changes in Cesca’s internal controls over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of operations, the Company may have disagreements or disputes with distributors, vendors or employees. Such potential disputes are seen by management as a normal part of business. There have been no material changes since the disclosures set forth in the Company’s 10-K, as amended, for fiscal year end June 30, 2017.

Item 1A.	Risk Factors.

Readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Cesca’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which could materially affect the Company’s business, financial condition or future results. There have been no material changes from those risk factors. Additional risks and uncertainties not currently known or knowable to the Company or that management currently deems to be immaterial, may also have a materially adverse effect on Cesca’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Cesca had no unregistered sales of equity securities during the three months ended September 30, 2017.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

An index of exhibits is found on page 25 of this report.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporated by Reference
10.1	Asset Acquisition Agreement, dated July 7, 2017, between SynGen Inc. and ThermoGenesis Corp.*	Incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on July 10, 2017.
10.2	Voting Agreement, dated July 7, 2017, among ThermoGenesis Corp., Cesca Therapeutics Inc., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 10, 2017.
10.3	Investors’ Rights Agreement, dated July 7, 2017, among ThermoGenesis Corp., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 10, 2017.
10.4

Right of First Refusal and Co-Sale Agreement, dated July 7, 2017, among ThermoGenesis Corp., Cesca Therapeutics Inc., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P.

Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on July 10, 2017.
10.5	Amended and Restated Certificate of Incorporation of ThermoGenesis Corp.	Incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on July 10, 2017.
10.6	Amendment No. 1 to Revolving Credit Agreement, dated September 13, 2017, between Cesca Therapeutics Inc. and Boyalife Investment Fund II, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed with the SEC on September 21, 2017.
10.7	Amended and Restated Convertible Promissory Note, dated September 13, 2017, issued by Cesca Therapeutics Inc. to Boyalife Investment Fund II, Inc.	Incorporated by reference to Exhibit 10.2 to Form 8-K/A filed with the SEC on September 21, 2017.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

*

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

Cesca Therapeutics Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cesca Therapeutics Inc. (Registrant)

Dated: November 14, 2017	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2017	/s/ Jeff Cauble
Jeff Cauble Principal Financial and Accounting Officer (Principal Financial Officer and Principal Accounting Officer)