Form 10-KT
period 2017-12-31
CESCA THERAPEUTICS INC.
filed 2018-03-22
CIK 811212

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY 1, 2017 TO DECEMBER 31, 2017.

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

     [  ]       Yes                             [X]        No

As of June 30, 2017, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $9,714,000 based on the closing sales price as reported on the NASDAQ Stock Market. As of March 20, 2018, there were 10,872,428 shares of common stock without par value outstanding.

CESCA THERAPEUTICS INC.

FORM 10-K

FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Transition Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this Transition Report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this Transition Report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “plan,” “predict,” “seek,” “should,” “would,” “could,” “potential,” “ongoing,” or similar terms, variations of such terms, or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, development of new technologies and services, litigation, regulatory matters, market acceptance and performance of our services, the success and effectiveness of our technologies and services, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market position of our services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments. Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change.

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

These forward-looking statements speak only as of the date of this Transition Report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based, except as otherwise required by law. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

TRADEMARKS

This Transition Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Transition Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I

EXPLANATORY NOTE REGARDING THE TRANSITION REPORT

In August 2017, we changed our fiscal year from June 30 to December 31. As a result, this Transition Report on Form 10-K is a transition report (Transition Report) and includes financial information for the transition period from July 1, 2017 through December 31, 2017. Subsequent to this Transition Report, our reports on Form 10-K will cover the period beginning January 1 and ending December 31, which will be our fiscal year. We refer in this Transition Report to the period beginning on July 1, 2017 and ended on December 31, 2017 as the “Transition Period.” We refer in this Transition Report to the period beginning on July 1, 2016 and ended on June 30, 2017 as “fiscal 2017” and the period beginning on July 1, 2015 and ended on June 30, 2016 as “fiscal 2016.” In this Transition Report, we compare financial results for the Transition Period, which are audited, with the financial results for July 1, 2016 through December 31, 2016, which are unaudited. We also compare the financial results for fiscal 2017 and fiscal 2016 which are audited.

ITEM 1.     BUSINESS

Cesca Therapeutics Inc. (“Cesca Therapeutics,” “Cesca,” the “Company,” “we,” “our,” “us”), a Delaware corporation founded in 1986, develops, commercializes and markets a range of automated technologies for cell-based therapies. Since the 1990’s, Cesca has been the pioneer and one of the leading developers and suppliers of automation technologies for the isolation, purification and storage of stem cells for the cord blood banking industry. In July 2017, a Cesca subsidiary, ThermoGenesis Corp. (ThermoGenesis), completed the strategic acquisition of the business and substantially all of the assets of SynGen Inc., a research and development company for automated cellular processing, and the products from both companies were combined to develop a proprietary CAR-TXpress™ platform that addresses the critical unmet need for better chemistry, manufacturing and controls (CMC) for the emerging immuno-oncology field, in particular, the chimeric antigen receptor T cell (CAR-T) market.

Immunotherapy has become the “next pillar” of cancer treatment, in addition to the traditional surgical removal, radiation and chemotherapy. Immunotherapy stimulates the patient’s own immune system to fight cancer cells, and is fairly well-tolerated. Unlike chemotherapy and radiation, immunotherapy is designed to leave healthy cells unscathed. In 2017, two CAR-T cell based immunotherapeutic drugs were approved by the U.S. Food and Drug Administration (FDA). Kymriah® manufactured by Novartis was approved for the treatment of children with acute lymphoblastic leukemia (ALL) and Yescarta® manufactured by Kite Pharma for adults with advanced lymphomas. Both CAR-T drugs have reported over 80% response rate in the intended-to-treat cancer patient group. At the end of 2017, there were over 400 CAR-T cell related immune-oncology clinical trials globally registered on the National Institute of Health (NIH) clinicaltrials.gov website. These trials target a wide variety of hematopoietic and solid tumors. However, the current high cost and low capacity of drugmakers to manufacture CAR-T cells are significant barriers affecting future applications and affordability of these new immunotherapies.

In November 2017, the Company introduced its CAR-TXpress™ system, a proprietary low-cost, functionally closed and semi-automated system for CAR-T cell manufacturing. The CAR-TXpress™ platform addresses critical unmet needs for improving CMC for the emerging CAR-T immuno-oncology field. CAR-TXpress™ eliminates the use of ficoll and replaces the use of magnetic beads for T cell isolation speeding up time-consuming steps using traditional methods in the cell manufacturing process. Such improvement may drastically reduce processing time and increase efficiency of the manufacturing process, which is intended to drive down the overall manufacturing cost as well as increase the manufacturing capacity for future CAR-T drugmakers.

Through ThermoGenesis, the Company is currently developing the X-Series™ of devices and reagent kits as part of the CAR-TXpress™ platform. The initial X-Series™ products are intended for research use and/or non-commercial manufacturing of cell-based products for clinical research. The Company expects to do a soft launch during first half of 2018, with initial shipments planned for research laboratories and key opinion leaders in the CAR-T research space. The Company is also developing commercial manufacturing devices and reagent kits for cGMP manufacturing of CAR-T for drug developers. In addition, ThermoGenesis is actively in discussions with potential global distribution partners for our X-Series™ products. More details of the X-Series™ products are described in the “Product” section below.

In addition to selling the “off-the-shelf” X-Series™ products, we are also planning to enter into the CAR-T third party cellular process development and manufacturing service business by collaborating with, and possibly establishing our own contract development and manufacturing organizations (CDMO) in the U.S. and China, the two leading markets with the highest numbers of active CAR-T clinical trials.  For each first two approved CAR-T drug products, analysts estimate that each product could reach peak revenues exceeding $1 billion. Analysts also estimate that cost of goods (COGS) for these new therapies exceed $100,000 per patient presenting a significant challenge for health care payors and patients.  Given the number of ongoing clinical trials registered globally, we believe this represents a significant growth opportunity for our CAR-TXpress™ platform to address the COGS issue for these exciting potential new treatments.

In the stem cell and regenerative medicine field, Cesca continues to provide automation technologies for cord blood banking and autologous stem cell applications. Our AutoXpress® (AXP®) technology platform is a leading automated stem cell isolation device product for the cord blood banking industry. Cesca also has a proprietary point-of-care, autologous stem cell-based therapy under development for the treatment of patients with critical limb ischemia (CLI). The Company’s 362 patient, multi-center pivotal Phase 3 Critical Limb Ischemia Rapid Stem Cell Treatment (CLIRST) trial is designed to evaluate the safety and efficacy of autologous stem cell-based therapy to stimulate the regeneration of blood vessels, promote wound healing and prevent amputation. Cesca’s CLI trial design was accepted and approved by the U.S. FDA. Previous clinical studies using Cesca’s proprietary, point-of-care-technologies have demonstrated the regeneration of blood vessels and improved blood circulation in the limbs, using a patient’s own bone marrow derived stem cells. The Company is in early stage development of autologous stem cell based therapy intended to treat patients with acute myocardial infarction and cartilage tissue degeneration, addressing significant unmet needs in the vascular, cardiology and orthopedic markets.

Cesca is an affiliate, through common controlling ownership, of the Boyalife Group, a China-based industry research alliance encompassing top research institutions for stem cell and regenerative medicine.

Our Business Strategy

Our business strategy is to leverage our over 25 years of expertise, our strong intellectual property portfolio and significant know-how in the automated cellular processing field to develop automated cellular processing devices and processes for the fast evolving immunotherapeutic field, including more efficient methods of manufacturing CAR-T cells. Our CAR-TXpress platform addresses many of critical unmet needs for improving CAR-T cell manufacturing and reducing cost. Our intention is to aggressively pursue these new growth opportunities in this emerging field of immuno-oncology, while continuing to support the performance and competitiveness of our flagship product lines in the cord blood and stem cell banking arena.

In 2018, we plan to pursue business opportunities through two separate business divisions which focus on immuno-oncology and regenerative medicine, respectively.

In the immune-oncology field:

●

Launch X-Series™ devices and reagents for research use only, including the X-Mini™, X-Maxi™, X-Auto™ kits for cellular isolation and purification and non-commercial manufacturing of cell-based products for clinical research.

●	Develop and launch our X-Series™ devices and reagent s for clinical use, including our X-Clini™ kit for cGMP commercial manufacturing of CAR-T cells for drug developers and manufacturers.

●

Expand into contract development and manufacturing services (CDMO) for immune-oncology through internal and external efforts, including but not limited to partnerships, licensing, or co-development transactions.

In the stem cell and regenerative medicine field:

●	Sustain our market leadership position in automated devices for the separation and concentration of stem cell preparation for the cord blood banking market.

●

Continue supporting product registration and marketing of automated devices for the separation and concentration of bone marrow-derived stem cell preparation for the point-of-care clinical application market.

●

Partner our clinical development programs, including our lead Critical Limb Ischemia Rapid Stem Cell Treatment (CLIRST) phase III clinical trial, with third parties to maximize the value of our existing clinical development programs while eliminating our costs for running clinical trials.

Recent Key Events and Accomplishments

●

Acquired the assets of SynGen Inc. (SynGen). On July 7, 2017, our subsidiary, ThermoGenesis, acquired the business and substantially all of the assets of SynGen, a privately held Sacramento, California-based technology company that develops, markets, and sells advanced cell separation tools and accessories. In the transaction (the “SynGen Transaction”), ThermoGenesis acquired substantially all of SynGen’s operating assets, including its proprietary cell processing platform. In exchange, ThermoGenesis issued to SynGen shares of ThermoGenesis common stock that, after giving effect to the issuance, constitute 20% of ThermoGenesis’ outstanding common shares, and ThermoGenesis also made a one-time cash payment of $1.0 million to SynGen. Immediately prior to the SynGen Transaction, the Company contributed the assets, business, and current liabilities of its blood and bone-marrow processing device business to ThermoGenesis and will operate such business (together with the acquired business) through the ThermoGenesis subsidiary.

●

Increased Line of Credit by $5 Million. On September 13, 2017, we entered into an amendment to the Credit Agreement with Boyalife Investment Fund II, Inc. increasing our maximum borrowing availability thereunder from $5.0 million to $10.0 million.

●

Received two new patent issuances for CAR-T cell processing. In 2017, the U.S. Patent and Trademark Office (USPTO) awarded ThermoGenesis two new U.S Patents, No. 9,695,394 and 9,821,111, both entitled “Cell Separation Devices, Systems, and Methods.” These two new patents include our apparatus and method claims that protect our proprietary technology for isolating and harvesting purified populations of rare, therapeutically critical target cells from blood, bone marrow, leukapheresis product, and other cell sources, while maintaining the viability of the cells under asceptic conditions. This advanced cell separation technology, known as Buoyancy-Activated Cell Separation, is key to the ongoing development of Cesca’s CAR-TXpress™ platform.

●

Introduced the CAR-TXpress™ platform. In November 2017, we formally introduced the CAR-TXpress™ cellular manufacturing platform technology at the CAR-TCR Summit in Boston. CAR-TXpress™ is a proprietary, ficoll-free, magnetic beads free, functionally closed cellular processing platform that addresses the critical unmet need for improving manufacturing capacity and cost control for the emerging CAR-T cell based immune-oncology market.

●

Raised $2.4 Million in Equity Financing. On December 1, 2017, we sold 898,402 shares of common stock at a price of $3 per share. The net proceeds from the sale and issuance of the shares, after deducting the offering expenses borne by the Company were approximately $2,368,000.

●

Filed additional patents covering our CAR-T cell processing technology.  Most recently, we filed a fourth patent application for our CAR-T cell manufacturing technology addressing key issues to enhance cellular purification and activation.  The provisional patent application is intended to expand patent coverage of our the ability of our CAR-TXpress™ platform to activate and transduce CD3+ T cells and expand genetically modified CART-cells.

●

Expanded into CDMO business through exclusive license agreement in Asia. In March 2018, we entered into an exclusive license agreement with IncoCell, a wholly owned subsidiary of the Boyalife Group, to implement our CDMO strategy for China and other regional countries in Asia. As of the end of 2017, more than 400 active CAR-T cell clinical trials were registered with clinicaltrials.gov, one third were originated from the U.S. and one third from China. IncoCell currently operates a 160,000 sq. ft. cGMP facility in Tianjin, China.

Our X-Series™ Products

Immuno-Oncology Products

In November 2017, ThermoGenesis announced the development of a proprietary CAR-TXpress™ platform that addresses the critical unmet need to improve CMC manufacturing for the emerging CAR-T therapies for cancer patients. CAR-TXpress™ eliminates the use of ficoll and magnetic beads for cell isolation procedures, and reduces processing time and increases cell recovery rates. The CAR-TXpress™ platform includes the following X-Series™ products:

X-LAB™ for Cell Isolation – a semi-automated, functionally-closed, ficoll-free, system for the rapid isolation of different target cells from various sources including blood and blood products.

X-BACS™ for Cell Purification – a semi-automated, “functionally closed” system that employs a single-use sterile, injection molded plastic disposable cartridge in which streptavidin coated lipid microbubbles and biotinylated antibodies bind to, and make buoyant, target cells (such as CD3+ T-cells) so they separate from non-target cells during centrifugation with great efficiency.  Simultaneously, the non-target cells are automatically transferred to a separate cartridge chamber leaving a highly-purified and viable population of target cells for research or clinical use.

X-WASH™ for Washing and Reformulation – a semi-automated, functionally-closed system that washes and volume-reduces fresh or thawed cells or cell cultures to a user-defined final volume.

BioArchive® for Cryogenic Cellular Product Storage – an automated, controlled-rate-freezing, liquid nitrogen freezer intended for the cryopreservation and single-cassette based storage of clinical samples. The BioArchive® provides customers who need to store therapeutic cell populations in cryogenic storage (-196°C) with a solution that combines the individualized controlled rate freezing of each sample, robotic storage and retrieval of each sample and real-time chain of custody management.

ThermoGenesis is also developing a series of “off the shelf” single use kits that are comprised of different combinations of X-Series™ products depending on different customer use cases. These X-Mini™, X-Maxi™ and X-Auto™ kits are currently intended for research use and non-commercial manufacturing of cell-based products for clinical research. The Company is also developing the X-Clini™ kit intended for cGMP commercial manufacturing of CAR-T for drug developers. The Company expects to introduce these kits to the market during 2018, with initial shipments planned for key opinion leaders in the CAR-T research space. ThermoGenesis is also in active discussions with potential global distribution partners for the X-Series™ kits.

In addition to selling the X-Series™ products, we have future plans to enter the contract development manufacturing organization (CDMO) space utilizing our proprietary and patented technology. The U.S. and China are currently the two largest markets for active clinical trials for CAR-T and therefore we will target these two regions for our manufacturing operations. In March 2018, Cesca entered into an exclusive license agreement with IncoCell, a fully owned subsidiary of the Boyalife Group, to implement a CDMO strategy in China and other regions in Asia. Cesca’s CDMO business model is to introduce our CAR-TXpress™ automated manufacturing solutions on both a fee-for-service or co-development basis.

Stem Cell and Regenerative Medicine

Cesca is also leveraging its proprietary AutoXpress® technology platform for stem cell banking and for the development of autologous (utilizing the patient’s own cells) stem cell-based therapies that address significant unmet needs in the vascular, cardiology and orthopedic markets.

AXP® for Stem Cell Banking – a proprietary, automated system for the isolation, collection and storage of hematopoietic stem cell concentrates derived from cord blood and peripheral blood.

VXP® for Critical Limb Ischemia (CLI) – Cesca has a proprietary point-of-care, autologous (donor and recipient are the same individual) stem cell-based therapy under development which is intended for the treatment of patients with CLI. The FDA has cleared the Company to proceed with a 362 subject, multi-center pivotal Phase III CLIRST study, which is designed to evaluate the safety and efficacy of Cesca’s autologous stem cell-based therapy in patients with no-option or poor option late stage CLI. Previous clinical studies using Cesca’s proprietary, point-of-care-technologies have demonstrated the regeneration of blood vessels and improved blood circulation in the limbs, using a patient’s own bone marrow derived stem cells.

VXP® for Acute Myocardial Infarction – Cesca has a proprietary, point-of-care autologous stem cell-based therapy under development which is intended as an adjunct treatment for patients who have suffered an acute ST-elevated myocardial infarction (STEMI), the most serious type of heart attack.  Such treatments are aimed at minimizing the adverse remodeling of the heart post-STEMI.

PXP™ for Orthopedics – Osteoarthritis (OA) - Cesca is in early stage development of an autologous stem cell based therapy intended to treat patients with cartilage tissue degeneration that may lead to progressive cartilage loss and painful joint diseases. Localized articular cartilage defects can potentially be repaired by transplantation of autologous cell therapy. Therapies in development using Cesca’s proprietary PXP™ system are expected to delay further deterioration and repair the damaged joint cartilage. Treatment is typically via a single procedure in the hospital or clinic.

Cell Manufacturing and Banking Services (India)

Through our TotipotentRX subsidiary in Gurgaon, India, we operate an advanced clinical cell manufacturing, processing, testing, and storage facility, compliant with current Good Manufacturing Practices (GMP), Good Tissue Practices (GTP), and Good Laboratory Practices (GLP). We can support the production of a small, personalized medicine cell prescription. Patient samples and therapeutic aliquots are all labeled in accordance with ISBT 128 and stored in our own cryogenics facility. In addition, our clinical research organization (CRO), also located in Gurgaon, is, to our knowledge, the only specialized, in-hospital, cell therapy CRO in the world. We have unique expertise in the design and management of cell based clinical trials, including the ability to support the device prototyping and validation typically required for a combination product. These services ensure patient safety under Good Clinical Practices (GCP), quality laboratory documentation under GLP, and quality cell processing and handling under both GMP and GTP. In partnership with Fortis Healthcare and through our advanced clinical infrastructure we also operate commercial service programs supporting bone marrow transplantation (hematopoietic stem cell transplantation) for hematological and oncological disorders as well as a licensed umbilical cord blood and tissue bank (NovaCord).

Our Clinical Programs

Our therapeutic development initiatives, focused in the fields of cardiovascular diseases and orthopedic cartilage regeneration, are based on our proprietary MXP® platform for the point-of-care harvesting, processing, and delivery of cells from the patient’s own peripheral blood or bone marrow. A key advantage of our point-of-care system is that it is capable of delivering high cell viability and potency through a short intra-operative procedure, including bone marrow collection, target cell selection, characterization of the final cell concentrate, and re-injection into the patient. Based on our point-of-care platform, our CLI clinical program has received FDA clearance to initiate a phase III clinical trial to demonstrate efficacy in “no-option” or “poor-option” CLI patients. In additional to vascular diseases, we are also conducting early phase studies in orthopedic and wound healing areas. We are actively looking for strategic partners to co-develop our clinical programs.

Sales and Distribution Channels

We market and sell our products through independent distributors, except in North America and India, where we sell direct to end-user customers.

Research and Development

Our research and development activities for the six months ended December 31, 2017 were geared towards expanding the automated platform for the immune-oncology applications while maintaining our biobanking and point-of-care automation solutions. In November 2017, we introduced the CAR-TXpress™ platform, which is the first functionally closed system for CAR-T cellular processing and manufacturing. We also improved our AXP®, BioArchive® and MXP® platforms with a focus on both performance improvements and ease of use. Emphasis was also placed on enhancing the capabilities of our contract manufacturing partners and building on our product quality leadership position.

Collectively, research and development expenses for the six months ended December 31, 2017 were $2,246,000 and $2,497,000 and $3,230,000 for the years ended June 30, 2017 and 2016, respectively. Research and development activities include expenses associated with the engineering, regulatory, scientific and clinical affairs functions.

Manufacturing

We expect to continue to use contract manufacturers for high volume, disposable products and in-house manufacturing for low volume, high complexity devices. In addition, we are exploring the potential for the development of in-house capabilities relating specifically to pilot scale disposable manufacturing in support of our clinical programs.

In addition, we are in process of building a 1,000 sq ft manufacturing clean room in our Rancho Cordova facility. We intend to expand our in-house manufacturing capacity for the X-Series™ kits and devices.

Quality System

Our quality system is compliant with domestic and international standards and is appropriate for the specific devices we manufacture. Our corporate quality policies govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of all finished devices intended for human use. Such policies are intended to ensure that the products we market are safe, effective, and otherwise in compliance with the FDA Quality System Regulation (QSR) (21 C.F.R. Part 820) and the applicable rules of other governmental agencies.

We and our contract manufacturers are subject to inspections by the FDA and other regulatory agencies to ensure compliance with applicable regulations, codified in the FDA’s Quality System Regulations (QSRs). Compliance requirements relate to manufacturing processes, product testing, documentation control and other quality assurance procedures. Our facilities have undergone International Organization of Standards (ISO) 13485:2012 and EU Medical Device Directive (MDD) (93/42/EEC) inspections and we have obtained approval to CE-Mark our products.

Regulatory Scheme and Strategy

The development, manufacture and marketing of our cell therapy products, as well as the design and implementation of our clinical trials, are subject to regulation by the FDA as well as the equivalent agencies of other countries including the countries of the European Union and India.

The trials we conduct in India are compliant with the applicable rules of the Indian Council for Medical Research, Ministry of Health Order No. V.25011/375/2010-HR and requisite institutional ethics committee (IEC) and institutional committee for stem cell research and therapy (IC-SCRT) approvals. Both the U.S. and E.U. regulatory agencies are experienced in dealing with and accepting Indian clinical trial data. GCP necessitates review and approval by an Institutional Review Board (IRB) before initiation of a study, continuing review of an ongoing study by an IRB, and the documented receipt of a freely given informed consent prior to participation in the study from each subject participant.

We have a quality and regulatory compliance management system that meets the requirements of the ISO 13485: 2003 standard, the FDA’s QSRs, the EU MDD, Canadian Medical Device Regulations (SOR 98-282), and all other applicable local, state, national and international regulations.

Medical Devices. The FDA regulates medical devices to ensure their safety and efficacy under the Federal Food Drug and Cosmetic (FD&C) Act. Medical devices are defined by language within the FD&C Act which essentially states that a product is considered a medical device if it is intended to provide a diagnosis or basis for treatment. Once a company determines that its product is a medical device, it is required to comply with a number of federal regulations. These include the following:

●	510(k) clearance or PMA approval from the FDA, prior to commercialization (unless the device is classified as “exempt”);
●	Registration of the company and listing of the medical device with the FDA (within 30 days prior to commercialization);
●	Establishment and adherence to the FDA’s labeling requirements; and
●	Establishment and adherence to the FDA’s Quality Systems and Medical Device Reporting regulations.

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

Class II Devices

Several of our products, including the BioArchive and the AXP are categorized as U.S. Class II medical devices and require premarket notification, also known as a section 510(k) clearance, prior to commercialization. Data submitted as part of a 510(k) process must demonstrate a device is “substantially equivalent” with a predicate device that is already on the market. Once 510(k) clearance has been secured, the new medical device may be marketed for its intended use and distributed in the U.S.

Class III Devices

If a product is considered a Class III device, as is the case with the Point-of-care CLI System, the FDA approval process is more stringent and time-consuming, and includes the following:

●	Extensive pre-clinical laboratory and animal testing;
●	Submission and approval of an IDE application prior to the conduct of a clinical study;
●	Human clinical studies (or trials) to establish the safety and efficacy of the medical device for the intended use; and
●	Submission and approval of a PMA application to the FDA.

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

In India, the regulatory body having oversight of medical devices, therapies, and cell banking is the Central Drugs Standard Control Organization (CDSCO), and specifically the Drugs Controller General India office. Our marketing and facilities licenses are subject to revocation by the applicable state Drug Controller in Haryana or DCGI.

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

Fortis Healthcare Limited (Fortis)

On October 12, 2017, we signed an agreement with Fortis which replaced the previous agreement that expired on August 1, 2017. The services agreement covers the areas of cord blood banking, point of care technology sales and support, bone marrow transplant and clinical/patient management of clinical trials for our internally developed therapeutics.

CBR Systems, Inc. (CBR)

Effective May 15, 2017 we entered into a Manufacturing and Supply Agreement with CBR which replaced the prior December 31, 2013 Sale and Purchase Agreement in which we agreed to supply CBR with the AXP® cord blood processing system and disposables. The term of the current agreement is for 3 years and will automatically renew in one-year increments unless either party provides written notice of intention not to renew six months prior to the end of the term.

In June 2010, we entered into a License and Escrow Agreement in order to alleviate CBR’s concerns about potential long-term supply risk. We are the sole supplier of critical devices and disposables used in the processing of cord blood samples in CBR’s operations. Under the License and Escrow Agreement, we granted CBR a perpetual, non-exclusive, royalty-free license to certain intellectual property necessary for the manufacture of AXP® devices and disposables. The license is for the sole and limited purpose of ensuring continued supply of the AXP® and related disposables for use by CBR. The licensed intellectual property is held in escrow and available to CBR only in the event of a default under the agreement. Effective May 15, 2017 we entered into a Sixth Amended and Restated Technology License and Escrow Agreement with CBR. This amendment, among other things, changes the circumstances that constitute a “Default” thereunder and conditions the circumstances under which CBR may, upon a default by the Company, purchase licensed products from other manufacturers and suppliers. The events or conditions of default include: a cash balance coupled with short-term investments net of debt or borrowed funds that are payable within one year of less than two million dollars at any month end or we fail to provide products pursuant to the Manufacturing and Supply Agreement. We were in compliance with the License and Escrow Agreement at June 30, 2017 and through December 31, 2017.

Boyalife W.S.N.

On August 21, 2017, ThermoGenesis entered into an International Distributor Agreement with Boyalife W.S.N., a Chinese corporation and affiliate. Under the terms of the agreement, Boyalife W.S.N. was granted the exclusive right, subject to existing distributors and customers (if any), to develop, sell to, and service a customer base for ThermoGenesis’ AXP® (AutoXpress®) System and BioArchive System in the People’s Republic of China (excluding Hong Kong and Taiwan), Singapore, Indonesia, and the Philippines (the “Territories”). The agreement replaced our prior distribution agreement with Golden Meditech, which expired in August 2017 and had granted similar exclusive distribution rights in the Territories. Boyalife W.S.N. is an affiliate of Dr. Xiaochun Xu, our Chief Executive Officer and Chairman of our Board of Directors, and Boyalife (Hong Kong) Limited, our largest stockholder. Boyalife W.S.N,’s rights under the agreement include the exclusive right to distribute AXP® Disposable Blood Processing Sets and use rights to the AutoXpress® System, BioArchive® System and other accessories used for the processing of stem cells from cord blood in the Territories. Boyalife W.S.N. is also appointed as the exclusive service provider to provide repairs and preventative maintenance to ThermoGenesis products in the Territories. The term of the agreement is for three years with ThermoGenesis having the right to renew the agreement for successive two-year periods at its option. However, ThermoGenesis has the right to terminate the agreement early if Boyalife W.S.N. fails to meet specified minimum purchase requirements.

Employees

As of December 31, 2017, we had 86 employees, 59 of whom were employed in the U.S. and 27 of whom were employed in India. We also utilize temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppage.

Foreign Sales and Operations

See footnote 11 of our Notes to Consolidated Financial Statements for information on our sales and operations outside of the U.S.

Where you can Find More Information

We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information, including our proxy statement, with the Securities and Exchange Commission (SEC). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, by calling the SEC at 1-800-732-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, we will make copies available to the public free of charge through its website, www.cescatherapeutics.com. The information on its website is not incorporated into, and is not part of, this Transition Report on Form 10-K or our other filings with the SEC.

ITEM 1A.     RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Transition Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also impair our business operations. This Transition Report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Related to Our Business

The Equity in our ThermoGenesis Subsidiary is 20% Owned by a Third Party that Holds Certain Minority Investor Rights in that Subsidiary, and Those Rights Could Limit or Delay Our Ability to Take Certain Major Actions Relating to ThermoGenesis. Immediately prior to our acquisition of the assets and business of SynGen Inc. in July 2017, we contributed the assets and business of our blood and bone-marrow processing device business to our ThermoGenesis Corp. subsidiary. Substantially all of our historical revenues are attributable to our device business, and as a result of such contribution, the device business is now owned and operated by ThermoGenesis. In connection with the SynGen asset acquisition, we issued shares of ThermoGenesis common stock to SynGen resulting in SynGen owning 20% of the outstanding stock of ThermoGenesis on a post-transaction basis, and such common stock was thereafter transferred to Bay City Capital Fund V, L.P. and an affiliated fund (Bay City). Under the agreements relating to the SynGen asset acquisition, although we continue to own 80% of the outstanding capital stock of ThermoGenesis, Bay City was granted certain minority investor rights in ThermoGenesis. These rights include board representation rights, a right of first refusal over sales of ThermoGenesis stock by us, co-sale rights with respect to any sale of ThermoGenesis stock by us, and supermajority protective voting rights over certain major decisions, such as a sale of ThermoGenesis, raising capital in ThermoGenesis with preferred stock, transfers of ThermoGenesis assets, or redemptions of ThermoGenesis stock. In addition, the board of directors of ThermoGenesis is comprised of five persons, two of whom are designated by us, one of whom is designed by Bay City, one of whom is designated by us but must be independent, and one of whom is designated by Bay City but must be independent. The foregoing minority investor rights in ThermoGenesis could limit or delay our ability or flexibility to take certain major actions or make major decisions relating to ThermoGenesis that might be beneficial to our stockholders, unless such actions or decisions have the consent or support of Bay City. Accordingly, the minority investor rights in ThermoGenesis could have a negative impact on the market price of our common stock.

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

Our Controlling Stockholder Has Significant Influence Over Us Which Could Limit Your Ability to Influence the Outcome of Key Transactions, Including a Change of Control, and Could Negatively Impact the Market Price of Our Common Stock By Discouraging Third Party Investors. As of December 31, 2017, approximately 63% of our outstanding common stock is owned by Boyalife (Hong Kong) Limited. In addition, pursuant to the terms of a Nomination and Voting Agreement we entered into with Boyalife (Hong Kong) Limited and Boyalife Investment Inc. in February 2016, Boyalife (Hong Kong) Limited and Boyalife Investment Inc. have the right to designate up to three of the seven members to our board of directors until such time as they collectively no longer hold at least 50% of our common stock.

Boyalife (Hong Kong) Limited is 100% owned by Yishu Li, the spouse of Dr. Xiaochun Xu, our CEO and chairman of our board of directors. Boyalife Investment, Inc. is also controlled by Dr. Xu. As a result of their ownership and ability to designate up to three members of our board of directors, Boyalife (Hong Kong) Limited and Boyalife Investment Inc. (including Dr. Xu and his spouse Ms. Li) are able to exercise significant influence over all matters affecting us, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on our stock price and ability to execute our strategic initiatives. They may have conflicts of interest and interests that are not aligned with those of other investors in all respects. As a result of the concentrated ownership of our common stock, Dr. Xu and Ms. Li, acting together, are able to control all matters requiring stockholder approval, including the election of directors, the adoption of amendments to our certificate of incorporation and bylaws, and approval of a sale of our company, and other significant corporate transactions. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors from investing or making tender offers for our shares.

We Utilize Debt Financing from Outside the U.S. and an Inability to Obtain Funds when Requested Could Adversely Impact Operations. We use debt financing for working capital and other cash requirements.  Our ability to use this funding source may be impacted by reasons such as default or foreign government policies that restrict or prohibit transferring funds.  In the event that we were not able to obtain funds as needed, it could result in delays to project funding or non-compliance with cash based covenants.

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

We May Be Unable to Obtain Marketing Approval from the FDA For Our 510(k) Devices which may Delay or Reduce Future Sales. At the end of 2016, the Company received approval from the U.S. Food and Drug Administration (FDA) for the Company’s amended pivotal study protocol for treatment of CLI. The amended CLI clinical trial is designed to demonstrate the safety and efficacy of the Company’s point-of-care system for the treatment of CLI patients with limited or no treatment options. The changes approved by the FDA are intended to increase patient enrollment by expanding the patient pool from Rutherford Category 5 patients only, to also include Rutherford Category 4 patients, or patients with a less severe form of the disease. The study population has been expanded to include patients who are poor candidates for either surgery or endovascular therapies. The sample size of the CLI trial was increased from 224 to 362 patients. With the FDA approval of our amended phase III clinical trial protocol of CLI, the company is actively looking for an external strategic partner to move forward with the CLI clinical trial program. The marketing approval of point-of-care device for the treatment of CLI indication is subject to a successful strategic partnership, successful completion of our phase III study with statistical significant results and acceptance of the results by the FDA for the disease indication. Our inability to successfully complete any of the above mentioned steps can affect our ability to obtain marketing approval in the United States.

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

We May Seek To Enter Into Collaborative Arrangements To Develop and Commercialize Products Which May Not Be Successful. We may seek to enter into collaborative arrangements to develop and commercialize some of our potential products and product candidates both in North America and international markets. There can be no assurance that we will be able to negotiate collaborative arrangements on favorable terms or at all or that current or future collaborative arrangements will be successful.

A Significant Portion of Revenue is Derived from Customers Outside the United States. We may Lose Revenues, Market Share, and Profits due to Exchange Rate Fluctuations and Political and Economic Changes Related to its Foreign Business. For the six months ended December 31, 2017 sales to customers outside the U.S. comprised approximately 67% of revenues. This compares to 54% for the year ended June 30, 2017 and 57% for the year ended June 30, 2016. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial position and results.

The Loss of a Significant Distributor or End User Customer may Adversely Affect Financial Condition and Results of Operations. Revenues from a significant distributor comprised 28% of revenues for the six months ended December 31, 2017. The loss of a large end user customer or distributor may decrease revenues.

We may be Exposed to Liabilities under the Foreign Corrupt Practices Act and any Determination that we Violated these Laws could have a Material Adverse Effect on our Business. We are subject to the Foreign Corrupt Practices Act (FCPA), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

Our Pending Litigation with Mavericks Capital could have a Material Adverse Effect on Us. We are currently defending a lawsuit brought by Mavericks Capital LLC and Mavericks Capital Securities LLC against us and our CEO in California Superior Court arising from a July 2015 Agreement between us and Mavericks in which Mavericks agreed to assist our company in finding strategic partners. The complaint in the lawsuit alleges that we breached the Mavericks agreement by failing to pay Mavericks a $1 million "Transaction Fee" in connection with investment transactions between us and the Boyalife companies. Mavericks alleges that the Boyalife investment and associated conversion of Boyalife debt was a "Sale of the Company" within the meaning of the Mavericks agreement and therefore allegedly triggered the payment of a fee to Mavericks. The complaint seeks compensatory and special damages, interest, costs, and attorneys' fees. On June 22, 2017, we answered the complaint, denying all material allegations. In October 2017, to streamline the case and without acknowledging any liability, we deposited $1.0 million with the court in the case (obtained from drawing down our line of credit with Boyalife Investment Fund II, Inc.). Mavericks has also dismissed our CEO from the case without liability. As of January 31, 2018, the parties were engaged in discovery, and no trial date has been set. Although we deny liability in this case and intend to defend it vigorously, there is no assurance that the outcome of the case and resulting legal fees will not have a material adverse effect on our financial condition.

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

We Do Not Have Commercial-Scale Manufacturing Capability And Have Minimal Commercial Manufacturing Experience. We operate GMP manufacturing facilities for both devices and cellular production; however, they are not of sufficient size for medium to large commercial production of product candidates. We will not have large scale experience in manufacturing, and currently lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Accordingly, we expect to depend on third-party contract manufacturers for the foreseeable future. Any performance failure on the part of our contract manufacturers could delay clinical development, regulatory approval or commercialization of our current or future products, depriving us of potential product revenues and resulting in additional losses.

We Have Limited Sales, Marketing and Distribution Capabilities which May Limit our Ability to Significantly Increase Sales Quickly. We have limited internal capabilities in the sales, marketing, and distribution areas. There can be no assurance that we will be able to establish sales, marketing, and distribution capabilities internally or make arrangements with current collaborators or others to perform such activities or that such effort will be successful. If we decide to market any of our new products directly, we must either partner, acquire or internally develop a marketing and sales force with technical expertise and with supporting distribution capabilities. The acquisition or development of a sales, marketing and distribution infrastructure would require substantial resources, which may not be available to us or, even if available, divert the attention of our management and key personnel, and have a negative impact on further product development efforts.

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

Our Revenues and Operating Results may be Adversely Affected as a Result of our Required Compliance with the Adopted EU Directive on the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, as well as other Standards Around the World. A number of domestic and foreign jurisdictions seek to restrict the use of various substances, a number of which have been or are currently used in our products or processes. For example, the EU Restriction of Hazardous Substances in Electrical and Electronic Equipment (RoHS) Directive now requires that certain substances, which may be found in certain products we have manufactured in the past, be removed from all electronics components. Other countries, such as China, have enacted or may enact laws or regulations similar to RoHS. Eliminating such substances from our manufacturing processes requires the expenditure of additional research and development funds to seek alternative substances for our products, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive. While we have implemented a compliance program to ensure our product offerings meet these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts. Therefore, we have focused our compliance efforts on those products and geographical areas in which we have the highest revenue potential. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputation damage, penalties and other sanctions, any of which could harm our business and operating results.

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

Our Products may be Subject to Product Recalls which may Harm our Reputation and Divert our Managerial and Financial Resources. The FDA and similar governmental authorities in other countries have the authority to order the mandatory recall of our products or order their removal from the market if the governmental entity finds our products might cause adverse health consequences or death. The FDA may also seize product or prevent further distribution. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects (including labeling defects). In the past, we have initiated voluntary recalls of some of our products and we could do so in the future. Any recall of our products may harm our reputation with customers, divert managerial and financial resources and negatively impact our profitability.

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

Failure to Meet the Financial Covenant in our Technology License and Escrow Agreement could Decrease our AXP Revenues. Under our license and escrow agreement with CBR Systems, Inc. if we fail to meet the financial covenant of cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000,000, they may take possession of the escrowed intellectual property and initiate manufacturing of the applicable device and disposables. If this were to occur, our revenues would be negatively impacted. In order to remain compliant, we may have to complete additional financings or provide consideration to the counter party to modify the obligations.

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

Failure to Maintain and/or Upgrade Our Information Technology Systems May Have an Adverse Effect on Our Operations. We rely on various information technology systems to manage our operations, and we evaluate these systems against our current and expected requirements. We have purchased a new ERP system and are in the implementation process.  Until the new system fully implemented, any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

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

Security Breaches and Other Disruptions Could Compromise our Information and Expose us to Liability, Which Would Cause our Business and Reputation to Suffer. In the ordinary course of the Company’s business, the Company collects and stores sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners and personally identifiable information of the Company’s employees on its networks. The secure processing, maintenance and transmission of this information is critical to the Company’s operations and business strategy. Despite the Company’s security measures, its information, technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise the Company’s networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings or regulatory penalties and could disrupt the Company’s operations and the services it provides to customers, damage the Company’s reputation, and cause a loss of confidence in the Company’s products and services, which could adversely affect the Company’s business.

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

Product Liability and Uninsured Risks May Adversely Affect the Continuing Operations. We operate in an industry susceptible to significant product liability claims. Additionally, our GMP laboratory within Fortis Memorial Research Institute in Gurgaon, India, processes stem cells for certain uses under a physician’s order, and we charge for these services.  We may be liable if any of our products or services cause injury, illness, or death. These claims may be brought by individuals seeking relief or by groups seeking to represent a class. We also may be required to recall certain of our products should they become damaged or if they are defective. We are not aware of any material product liability claims against us. However, product liability claims may be asserted against us in the future based on events we are not aware of at the present time. We maintain a product liability policy and a general liability policy that includes product liability coverage. However, a product liability claim against us could have a material adverse effect on our business or future financial condition.

Risks Related to Operating Results and Financial Markets

We Have Incurred Net Losses and We Anticipate that our Losses will Continue. We have not been profitable for a significant period. For the six months ended December 31, 2017, we had a net loss of $2,770,000. For fiscal years ended June 30, 2017 and 2016, we had a net loss of $29,095,000 and $18,588,000, respectively, and an accumulated deficit at December 31, 2017, of $187,640,000. The report of independent auditors on our December 31, 2017 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We will continue to incur significant costs as we develop and market our current products and related applications. Although we are executing our business plan to develop, market and launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales or threaten our ability to continue as a going concern in future years.

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

At December 31, 2017, we have a goodwill balance of $13,976,000 and a net intangible assets balance of $21,629,000, out of total assets of $51,111,000. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

Risks Related to Our Common Stock

If the Price of our Common Stock does not Meet the Requirements of the NASDAQ Capital Market (NASDAQ), Our Shares may be Delisted. Our Ability to Publicly or Privately Sell Equity Securities and the Liquidity of Our Common Stock Could be Adversely Affected if We Are Delisted. The listing standards of NASDAQ provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Recently Enacted Tax Reform Legislation in the U.S. Could Adversely Affect our Business and Financial Condition. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law, making significant changes to the Internal Revenue Code. Changes under the Tax Act include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of orphan drugs). The overall impact of the new federal tax law is uncertain, and our business and financial condition could be adversely affected. For example, because of the tax rate decrease, our deferred tax assets and our corresponding valuation allowance against these deferred tax assets have been reduced and may continue to be adversely impacted. In addition, it is uncertain if and to what extent various states will conform to Tax Act and what effect that legal challenges will have on the Tax Act, including litigation in the U.S. and international challenges brought at organizations such as the World Trade Organization. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

In Gurgaon India we lease approximately 1,500 square feet for an office facility for our Clinical Development Segment. The lease expires September 14, 2023, however, either party can terminate the lease after September 2019 with three months notice.

Additionally, in Gurgaon India, as part of our agreement with Fortis Healthcare, we occupy and manage a 2,800 square foot cord blood banking and cellular therapy processing facility in the Fortis Memorial Research Institute.

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

On May 4, 2017, Mavericks Capital LLC and Mavericks Capital Securities LLC filed suit against the Company in the Superior Court of the State of California for the County of Santa Clara (Case No. 17 CV 309652). The complaint relates to a July 20, 2015 agreement between the parties in which plaintiffs agreed to assist the Company in finding strategic partners. The complaint alleges that the Company breached the agreement by failing to pay plaintiffs a $1 million "Transaction Fee" in connection with what plaintiffs allege was a "Sale of the Company." The complaint seeks compensatory and special damages, interest, costs, and attorneys' fees. On June 22, 2017, the Company answered the complaint, denying all material allegations. In October 2017, to streamline the case and without acknowledging any liability, we deposited $1.0 million with the court in the case. Mavericks has also dismissed the Company’s CEO from the case, without liability. The parties are currently engaged in discovery, and no trial date has been set.

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

Period				High	Low

Transition Period 2017:
First Quarter	July 1	-	September 30, 2017	$3.85	$3.00
Second Quarter	October 1	-	December 31, 2017	$4.81	$2.63

Fiscal Year 2017:
First Quarter	July 1	-	September 30, 2016	$5.42	$2.75
Second Quarter	October 1	-	December 31, 2016	$3.90	$2.52
Third Quarter	January 1	-	March 31, 2017	$3.67	$2.75
Fourth Quarter	April 1	-	June 30, 2017	$3.28	$2.94

Fiscal Year 2016:
First Quarter	July 1	-	September 30, 2015	$16.44	$10.60
Second Quarter	October 1	-	December 31, 2015	$12.40	$3.64
Third Quarter	January 1	-	March 31, 2016	$6.20	$2.12
Fourth Quarter	April 1	-	June 30, 2016	$4.01	$1.91

We have not paid cash dividends on our common stock and do not intend to pay a cash dividend in the foreseeable future. There were approximately 197 stockholders of record on December 31, 2017, not including beneficial owners who own their stock in street name through Cede & Co. and others.

During the six months ended December 31, 2017, we engaged in deemed repurchases of 16,456 shares of our common stock as a result of permitting holders of restricted stock unit awards under our equity plans to surrender shares issuable pursuant to such awards in order to satisfy tax withholding obligations.  The following table sets forth information regarding these deemed repurchases:

Period	Total Number of shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased under Plans or Programs(1)
July 2017	16,456	$3.17	N/A	N/A
August 2017	--	N/A	N/A	N/A
September 2017	--	N/A	N/A	N/A
October 2017	--	N/A	N/A	N/A
November 2017	--	N/A	N/A	N/A
December 2017	--	N/A	N/A	N/A

(1)	All shares were deemed repurchased under a discretionary tax withholding right. No shares were repurchased through a formal repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section and other parts of this Transition Report on Form 10-K which are not historical facts are forward looking statements and are subject to certain risks and uncertainties. Our actual results may differ significantly from the projected results discussed in the forward looking statements. Factors that might affect actual results include, but are not limited to, those discussed in ITEM 1A “RISK FACTORS” and other factors identified from time to time in our reports filed with the SEC. The following discussion should be read in conjunction with our consolidated financial statements contained in this Transition Report.

Overview

Cesca develops, commercializes and markets a range of automated technologies for cell-based therapies. Since the 1990’s, Cesca has been the pioneer and one of the leading developers and suppliers of automation technologies for the isolation, purification and storage of stem cells for the cord blood banking industry. Cesca’s device division provides a full suite of solutions for automated clinical biobanking, point-of-care applications, and automation for immuno-oncology. Cesca is also leveraging its proprietary AutoXpress technology platform to develop autologous stem cell-based therapies that address significant unmet needs in the vascular, cardiology and orthopedic markets.

On July 7, 2017, our then wholly-owned subsidiary, ThermoGenesis Corp. (ThermoGenesis), acquired the business and substantially all of the assets of SynGen, a privately held Sacramento, California-based technology company that develops, markets, and sells advanced cell separation tools and accessories. In the transaction (the “SynGen Transaction”), ThermoGenesis acquired substantially all of SynGen’s operating assets, including its proprietary cell processing platform. In exchange, ThermoGenesis issued to SynGen shares of ThermoGenesis common stock that, after giving effect to the issuance, constitute 20% of ThermoGenesis’ outstanding common shares, and ThermoGenesis also made a one-time cash payment of $1.0 million to SynGen. Immediately prior to the SynGen Transaction, Cesca contributed the assets, business, and current liabilities of its blood and bone-marrow processing device business to ThermoGenesis and will operate such business (together with the acquired business) through the ThermoGenesis subsidiary.

Prior to the SynGen Transaction, Cesca’s device business was owned and operated directly by Cesca, and from and after the SynGen Transaction, Cesca’s device business (together with the business acquired from SynGen) is and will be owned and operated by ThermoGenesis.

In August 2017, our Board of Directors elected to change our fiscal year from June 30 to December 31. As a result, we are reporting a transition period for the six months beginning July 1, 2017 and ending December 31, 2017.

We have two reportable business segments: A “Device Segment” and a “Clinical Development Segment.”  The Device Segment engages in the development and commercialization of automated technologies for cell-based therapeutics and bio-processing.  The Device Segment is operated through the Company’s ThermoGenesis subsidiary.  The Clinical Development Segment is developing autologous (utilizing the patient’s own cells) stem cell-based therapeutics that address significant unmet medical needs for the applications within the vascular, cardiology and orthopedic markets.

Device Segment

The Device Segment’s automated solution offerings include:

Clinical BioBanking

AXP + BioArchive provide automated isolation, collection and storage of cord blood stem cell concentrates.

Point-of-Care Solutions for Cell-Based Therapeutics

PXP™ allows for the rapid, automated processing of autologous peripheral or bone marrow derived stem cells at the point-of-care, such as surgical centers or clinics.

Cellular Processing for Immuno-Oncology Applications

CXP™ + BioArchive allow for the automated manufacturing, expansion and storage of cellular therapies for immuno-oncology, including various T-cell and natural killer (NK) cell based therapies.

The Device Segment’s product pipeline includes:

BioArchive for Cryogenic Cellular Product Storage – an automated, controlled-rate, liquid nitrogen freezer intended for the cryopreservation and single-cassette based storage of clinical samples. The BioArchive provides customers who need cryogenic cellular product storage (-196°C) with a solution that combines the individualized sample storage/retrieval capacity and real-time chain of custody management.

CAR-TXpress platform that addresses critical unmet needs for CMC improvement for the emerging CAR-T therapies for cancer patients. CAR-TXpress eliminates the need of ficoll and traditional magnetic beads based isolation procedures, and thereby dramatically reduces processing time and increases efficiency of the manufacturing process, which should reduce the overall manufacturing cost. The CAR-TXpress platform includes the following X-Series products:

X-Lab for Cell Isolation – a semi-automated, functionally-closed, ficoll-free, system for the rapid isolation of different target cells from various sources including blood samples, bone marrow aspirates, leukapheresis products.

X-BACS for Cell Purification – a semi-automated, functionally closed system employs microbubbles to isolate target cells by buoyancy-activated cell sorting (BACS). These microbubbles, through antibodies, bind specifically to desired target cells. Subsequent collection of the floating target cell coated with microbubbles provides a highly-purified preparation of target cells, with high recovery efficiency and cell viability.

X-Wash for Washing and Reformulation – a semi-automated, functionally-closed system that separates, washes, and volume-reduces frozen cells or cell cultures to a programmable volume.

Cesca is also leveraging its proprietary AutoXpress technology platform for stem cell banking and for the development of autologous (utilizing the patient’s own cells) stem cell-based therapies that address significant unmet needs in the vascular, cardiology and orthopedic markets.

AXP for Stem Cell Banking – a proprietary, automated system for the isolation, collection and storage of hematopoietic stem cell concentrates derived from cord blood and peripheral blood.

VXP® for Critical Limb Ischemia (CLI) – Cesca has a proprietary point-of-care, autologous (donor and recipient are the same individual) stem cell-based therapy under development which is intended for the treatment of patients with CLI. The FDA has cleared the Company to proceed with a 362 subject, multi-center pivotal Phase III CLIRST study, which is designed to evaluate the safety and efficacy of Cesca’s autologous stem cell-based therapy in patients with no-option or poor option late stage CLI. Previous clinical studies using Cesca’s proprietary, point-of-care-technologies have demonstrated the regeneration of blood vessels and improved blood circulation in the limbs, using a patient’s own bone marrow derived stem cells.

VXP® for Acute Myocardial Infarction – Cesca has a proprietary, point-of-care autologous stem cell-based therapy under development which is intended as an adjunct treatment for patients who have suffered an acute STEMI, the most serious type of heart attack.  Such treatments are aimed at minimizing the adverse remodeling of the heart post-STEMI.

MXP for Orthopedics – Osteoarthritis (OA) - Cesca is in early stage development of an autologous stem cell based therapy intended to treat patients with cartilage tissue degeneration that may lead to progressive cartilage loss and painful joint diseases. Localized articular cartilage defects can potentially be repaired by transplantation of autologous cell therapy. Therapies in development using Cesca’s proprietary MXP system are expected to delay further deterioration and repair the damaged joint cartilage. Treatment is typically via a single procedure in the hospital or clinic.

Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected our financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016 (unaudited)

Net Revenues

Consolidated net revenues for six months ended December 31, 2017 were $6,013,000 compared to $7,772,000 for the six months ended December 31, 2016, a decrease of $1,759,000. Device Segment revenues decreased primarily as a result of a single end user customer purchasing one-time larger than normal orders of AXP disposables to stock up inventory levels in the six months ended December 31, 2016, the distributor change in the China market and a one-time shipment of our remaining inventory associated with a discontinued product line (Res-Q) in the prior year six month period.  In the short-term, we anticipate AXP revenues to remain lower than historical periods. Clinical development revenues consist of sales generated by our Totipotent subsidiaries.  These sales declined due to lower manual bagset sales.  Offsetting these decreases for the Device Segment was an increase in sales of our BioArchive devices as we sold eight during the six months ended December 31, 2017 as compared to none in the six months ended December 31, 2016.

Revenues were comprised of the following for the six months ended:

	December 31, 2017	December 31, 2016
Device Segment:
AXP	$2,577,000	$4,814,000
BioArchive	2,642,000	1,496,000
Manual Disposables	476,000	590,000
Bone Marrow	53,000	582,000
Other	79,000	64,000
	5,827,000	7,546,000
Clinical Development Segment:
Manual disposables	22,000	90,000
Bone Marrow	138,000	30,000
Other	26,000	106,000
	186,000	226,000
	$6,013,000	$7,772,000

Gross Profit

Consolidated gross profit was $2,155,000 or 36% of revenues for the six months ended December 31, 2017 compared to $2,934,000 or 38% of revenues for six months ended December 31, 2016. Our Device Segment gross profit margin decreased from $2,938,000 or 39% to $2,174,000 or 37% for the six months ended December 31, 2016 as compared to the six months ended December 31, 2017, respectively.  The decrease was primarily due to higher overhead costs as a result of the merger with SynGen.

Sales and Marketing Expenses

Consolidated sales and marketing expenses were $935,000 for the six months ended December 31, 2017, compared to $775,000 for the six months ended December 31, 2016, an increase of $160,000 or 21%. Predominantly all of the Company’s sales and marketing expenses are generated by the Device Segment.  The increase is primarily due to higher personnel costs related to filling previously open positions and the transition of the X-Series product lines to ThermoGenesis as a result of the SynGen acquisition.

Research and Development Expenses

Research and development expenses include costs associated with our engineering, regulatory, scientific and clinical functions.

Consolidated research and development expenses for six months ended December 31, 2017, were $2,246,000 compared to $1,364,000 for 2016, an increase of $882,000 or 65%. Research and development expenses in our Device Segment increased $1,574,000, while our Clinical Development Segment decreased $702,000.  The changes are due to additional headcount and expenses in the Device Segment related to the development of our CAR-TXpress platform which we acquired as a result of the SynGen acquisition, and a shift in existing personnel from the Clinical Development Segment to the Device Segment as we are minimally funding clinical development projects until a strategic partner is located.

General and Administrative Expenses

Consolidated general and administrative expenses for the six months ended December 31, 2017 were $3,572,000, compared to $6,316,000 for 2016, a decrease of $2,744,000 or 43%. The decrease is driven by severance and accelerated stock expenses of approximately $1.8 million for the termination of the former CEO in November 2016, the elimination of positions and a decrease in legal expenses of approximately $1 million primarily due to settlement of the SynGen litigation.

Interest Expense

The decrease in interest expense to $541,000 for the six months ended December 31, 2017 from $10,537,000 for 2016 was primarily due to the conversion in the quarter ended September 30, 2016 of all outstanding principal and non-cash interest accrued and otherwise payable under the debentures of $7,379,000 and additional non-cash interest expense of $3,153,000 recorded based on the fair market value of the common stock issued upon conversion.

Benefit for Income Taxes

The deferred income tax benefit of $2,238,000 is due to the recent income tax reform measure which changed the federal income tax rate for all corporations to 21%. The Company’s deferred tax liability related to indefinite life intangible assets was remeasured at the 21% rate.

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

	For the Six Months Ended December 31, 2017
	Clinical Development	Device	Total
Loss from operations	$(2,157,000)	$(2,441,000)	$(4,598,000)
Add:
Depreciation and amortization	152,000	170,000	322,000
Stock-based compensation expense	164,000	127,000	291,000
Adjusted EBITDA	$(1,841,000)	$(2,144,000)	$(3,985,000)

	For the Six Months Ended December 31, 2016
	Clinical Development	Device	Total
Loss from operations	$(5,268,000)	$(253,000)	$(5,521,000)
Add:
Depreciation and amortization	274,000	199,000	473,000
Stock-based compensation expense	719,000	314,000	1,033,000
Adjusted EBITDA	$(4,275,000)	$260,000	$(4,015,000)

Adjusted EBITDA

The decrease in our consolidated adjusted EBITDA loss from $4,015,000 to $3,985,000 and the difference in our Device Segment adjusted EBITDA from $260,000 profit to $2,144,000 loss is primarily due to the headcount and project expenses added as a result of our July 7, 2017 SynGen acquisition.  The decrease in the clinical development adjusted EBITDA loss from $4,275,000 to $1,841,000 is primarily due to the elimination or transfer of personnel to the Device Segment to work on those projects versus clinical studies.

Results of Operations for the Fiscal Year Ended June 30, 2017 versus the Fiscal Year Ended June 30, 2016 (audited)

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

Consolidated general and administrative expenses were $11,051,000 for 2017, compared to $8,231,000 for 2016, an increase of $2,820,000 or 34%. The increase is primarily due to the termination of our former Chief Executive Officer in November 2016 and our former Chief Financial Officer in March 2017 which resulted in $2,200,000 of expense for severance and acceleration of stock options and restricted stock units. Additionally, legal expenses increased $1.1 million largely as a result of attorney fees associated with the SynGen litigation, which was settled on July 7, 2017. These expenses were allocated among both of our segments.

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

Benefit for Income Taxes

The deferred income tax benefit of $673,000 is due to changes in the state tax rate over the last several years. Approximately $559,000 of the benefit relates to the state rate changes prior to fiscal 2017, which was all recognized in the current year, of which $157,000 relates to fiscal 2016 and $402,000 relates to years prior to fiscal 2016.

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

Liquidity and Capital Resources

At December 31, 2017, we had cash and cash equivalents of $3,513,000 and $3,623,000 and $5,835,000 at June 30, 2017 and June 30, 2016. At December 31, 2017, we had working capital of $5,990,000 and $6,658,000 and $7,301,000 at June 30, 2017 and June 30, 2016. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

On December 1, 2017, the Company closed a public offering of common stock consisting of an aggregate of 898,402 shares of common stock at a price to the public of $3.00 per share for aggregate offering proceeds of $2.7 million. After deducting the offering expenses the net proceeds in the offering were $2,368,000.

On July 7, 2017, our then wholly-owned subsidiary, ThermoGenesis, acquired the business and substantially all of the assets of SynGen, a privately held Sacramento, California-based technology company that develops, markets, and sells advanced cell separation tools and accessories. In the SynGen Transaction, ThermoGenesis acquired substantially all of SynGen’s operating assets, including its proprietary cell processing platform. In exchange, ThermoGenesis issued to SynGen 2,000,000 shares of ThermoGenesis common stock which had a fair market value of $2,528,000 based on an independent analysis and ThermoGenesis also made a one-time cash payment of $1,000,000 to SynGen. As part of the Asset Acquisition Agreement, the two companies agreed to cease the mutual litigation.

The Company has a Revolving Credit Agreement with Boyalife Investment Fund II, Inc.  As of December 31, 2017, the Company had drawn down $6,700,000 of the $10,000,000 available under the Credit Agreement. The Company has drawn down an additional $500,000 subsequent to December 31, 2017 and through the date of this report. Future draw-downs may be limited for various reasons including default or government regulations in China. Boyalife Investment Fund II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

On August 22, 2016, the Company elected to convert all outstanding principal and interest accrued and otherwise payable under the Company’s Secured Convertible Debentures aggregating $23,903,000 dating back to Cesca’s February 2016 financing. Upon conversion, 6,102,941 shares of common stock were issued and the debentures plus all related security interests and liens were terminated.

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

On August 31, 2015, the Company sold senior secured convertible debentures in a financing to raise up to $15,000,000 (Thirty-Year Debentures), Series A warrants to purchase up to 1,102,942 shares of the Company’s common stock at an exercise price equal to $13.60 per share for a period of five and one-half years (Series A warrants) and Series B warrants to purchase up to 606,618 shares of the Company’s common stock at an exercise price equal to $13.60 per share for a period of eighteen months (Series B warrants). At the initial closing on August 31, 2015, the Company received gross proceeds of $5,500,000 and 404,412 Series A warrants vested and 222,427 Series B warrants vested. The second closing for up to an additional $9,500,000 was dependent on a number of items including receipt by the Company of approval from the California Institute for Regenerative Medicine (CIRM) for a grant in the amount of $10,000,000 to support the Company’s pivotal trial for CLIRST III. The Company applied for the CIRM grant in August 2015. However, the Company withdrew its application for the CIRM grant.

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

Our net cash used in operating activities for the six months ended December 31, 2017 was $3,317,000. The increase in net cash used in operating activities was primarily due to a build-up of inventory to support sales in the AXP and MXP product lines.

At December 31, 2017, the Company had cash and cash equivalents of $3,513,000 and working capital of $5,990,000.  The Company has incurred recurring operating losses and as of December 31, 2017 had an accumulated deficit of $187,640,000.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date. The Company anticipates requiring additional capital to grow the device business, to fund other operating expenses and to make interest payments on the line of credit with Boyalife.  The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company plans to seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to us, if at all.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

We generally do not require extensive capital equipment to produce or sell our current cord blood banking products. During the six months ended December 31, 2017, we spent $296,000 primarily for our new ERP system, which we expect to have implemented before the end of 2018, computers and manufacturing equipment.

A related party distributor had an accounts receivable balance of $862,000 or 34% and $308,000 or 8% at December 31, 2017 and June 30, 2017. A second distributor had an accounts receivable balance of $464,000 or 18%, $304,000 or 8% and $320,000 or 10% at December 31, 2017, June 30, 2017 and June 30, 2016, respectively. A third distributor had an accounts receivable balance of $1,388,000 or 38% and $901,000 or 28% at June 30, 2017 and 2016, respectively. The Company did not renew the contract with this distributor in August 2017 and signed a contract with a new distributor. A customer had an accounts receivable balance of $172,000 or 7%, $259,000 or 7% and $620,000 or 19% at December 31, 2017, June 30, 2017 and 2016, respectively.

Revenues from a related party distributor totaled $1,679,000 or 28% and $308,000 or 2% for the six months ended December 31, 2017 and the year ended June 30, 2017. Revenues from a customer totaled $560,000 or 9%, $3,263,000 or 22% and $2,475,000 or 21% for the six months ended December 31, 2017 and the years ended June 30, 2017 and 2016, respectively. Revenues from one distributor totaled $480,000 or 8%, $2,842,000 or 20% and $2,797,000 or 23% of net revenues for the six months ended December 31, 2017 and the years ended June 30, 2017 and 2016, respectively. The Company did not renew the contract with this distributor in August 2017 and replaced it with a different distributor.

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

There is no right of return provided for distributors or customers. For sales of products made to distributors, we consider a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor’s history of adhering to the terms of its contractual arrangements with us, the level of inventories maintained by the distributor, whether we have a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive. We currently recognize revenue primarily on the sell-in method with our distributors.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Cesca Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cesca Therapeutics Inc. (the “Company”) as of December 31, 2017, June 30, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the transitional six months ended December 31, 2017 and the two years in the period ended June 30, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, June 30, 2017 and 2016, and the results of its operations and its cash flows for the transitional six months ended December 31, 2017 and the two years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses and as of December 31, 2017 had an accumulated deficit of $187,640,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2015.

Marcum LLP

New York, NY

March 22, 2018

Cesca Therapeutics Inc.

Consolidated Balance Sheets

	December 31, 2017	June 30, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,513,000	$3,623,000	$5,835,000
Accounts receivable, net of allowance for doubtful accounts of $274,000 ($102,000 and $49,000 at June 30, 2017 and 2016)	1,687,000	3,393,000	3,169,000
Accounts receivable – related party	862,000	308,000	--
Inventories, net of reserves of $1,069,000 ($1,230,000 and $1,437,000 at June 30, 2017 and 2016)	4,798,000	3,617,000	3,593,000
Prepaid expenses and other current assets	594,000	237,000	246,000
Total current assets	11,454,000	11,178,000	12,843,000

Restricted cash	1,000,000	--	--
Equipment, net	2,996,000	2,330,000	2,962,000
Goodwill	13,976,000	13,195,000	13,195,000
Intangible assets, net	21,629,000	20,165,000	20,821,000
Other assets	56,000	64,000	78,000
Total assets	$51,111,000	$46,932,000	$49,899,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,079,000	$1,601,000	$2,648,000
Accrued payroll and related expenses	532,000	385,000	449,000
Deferred revenue	384,000	597,000	783,000
Related party payable	606,000	606,000	--
Other current liabilities	1,863,000	1,331,000	1,662,000
Total current liabilities	5,464,000	4,520,000	5,542,000

Long term debt-related party	6,700,000	3,500,000	--
Derivative obligations	597,000	730,000	670,000
Convertible debentures, net	--	--	2,489,000
Noncurrent deferred tax liability	4,730,000	6,968,000	7,641,000
Other noncurrent liabilities	408,000	377,000	1,284,000
Total liabilities	17,899,000	16,095,000	17,626,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding at December 31, 2017 and June 30, 2017 and 2016	--	--	--
Common stock, $0.001 par value; 350,000,000 shares authorized; 10,872,428 issued and outstanding (9,915,868 and 3,010,687 at June 30, 2017 and 2016)	11,000	10,000	3,000
Paid in capital in excess of par	221,371,000	216,222,000	188,569,000
Accumulated deficit	(187,640,000)	(185,357,000)	(156,262,000)
Accumulated other comprehensive loss	(43,000)	(38,000)	(37,000)
Total Cesca Therapeutics Inc. stockholders’ equity	33,699,000	30,837,000	32,273,000

Noncontrolling interests	(487,000)	--	--
Total equity	33,212,000	30,837,000	32,273,000
Total liabilities and stockholders’ equity	$51,111,000	$46,932,000	$49,899,000

See accompanying notes to consolidated financial statements.

Cesca Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive loss

	Six Months Ended December 31,		Years Ended June 30,
	2017	2016	2017	2016
		(unaudited)
Net revenues	$4,334,000	$7,772,000	$14,217,000	$11,929,000
Net revenues – related party	1,679,000	--	308,000	--
Total net revenues	6,013,000	7,772,000	14,525,000	11,929,000
Cost of revenues	3,858,000	4,838,000	8,686,000	9,185,000
Gross profit	2,155,000	2,934,000	5,839,000	2,744,000

Expenses:
Sales and marketing	935,000	775,000	1,531,000	2,148,000
Research and development	2,246,000	1,364,000	2,497,000	3,230,000
General and administrative	3,572,000	6,316,000	11,051,000	8,231,000
Total operating expenses	6,753,000	8,455,000	15,079,000	13,609,000
Loss from operations	(4,598,000)	(5,521,000)	(9,240,000)	(10,865,000)

Other income (expense):
Interest expense	(541,000)	(10,537,000)	(10,668,000)	(1,864,000)
Amortization of debt discount	--	(9,851,000)	(9,851,000)	(6,127,000)
Fair value change of derivative instruments	133,000	(174,000)	(60,000)	3,395,000
Registration rights liquidated damages	--	--	--	(1,100,000)
Loss on cashless exercise of warrants	--	--	--	(1,039,000)
Loss on extinguishment of debt	--	--	--	(795,000)
Loss on modification of Series A warrants	--	--	--	(149,000)
Other income and (expenses)	(2,000)	239,000	51,000	(44,000)
Total other expense	(410,000)	(20,323,000)	(20,528,000)	(7,723,000)

Loss before benefit for income taxes	(5,008,000)	(25,844,000)	(29,768,000)	(18,588,000)
Benefit for income taxes	2,238,000	--	673,000	--
Net loss	(2,770,000)	(25,844,000)	(29,095,000)	(18,588,000)

Loss attributable to noncontrolling interests	(487,000)	--	--	--
Net loss attributable to common stockholders	$(2,283,000)	$(25,844,000)	$(29,095,000)	$(18,588,000)

COMPREHENSIVE LOSS
Net loss	$(2,283,000)	$(25,844,000)	$(29,095,000)	$(18,588,000)
Other comprehensive loss:
Foreign currency translation adjustments	(5,000)	--	(1,000)	(32,000)
Comprehensive loss	(2,288,000)	$(25,844,000)	$(29,096,000)	$(18,620,000)
Comprehensive loss attributable to noncontrolling interests	(487,000)	--	--	--
Comprehensive loss attributable to common stockholders	$(1,801,000)	$(25,844,000)	$(29,096,000)	$(18,620,000)

Per share data:
Basic and diluted net loss per common share	$(0.23)	$(3.26)	$(3.27)	$(7.57)

Weighted average common shares outstanding– Basic and diluted	10,108,329	7,932,300	8,904,508	2,455,548

See accompanying notes to consolidated financial statements.

Cesca Therapeutics Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Paid in capital in excess of	Accumulated	Accumulated other comprehensive	Total stockholders’	Noncontrolling interests in	Total
	Shares	Amount	par	deficit	loss	equity	subsidiary	equity
Balance at June 30, 2015	2,027,386	$2,000	$172,579,000	$(137,674,000)	$(5,000)	$34,902,000	--	$34,902,000
Stock-based compensation expense, net of stock surrenders	11,577	--	710,000	--	--	710,000	--	710,000
Discount due to beneficial conversion features	--	--	7,262,000	--	--	7,262,000	--	7,262,000
Discount due to warrants	--	--	4,434,000	--	--	4,434,000	--	4,434,000
Issuance of common shares and warrants in financing	735,294	1,000	2,463,000	--	--	2,464,000	--	2,464,000
Issuance of common shares for exercise of Series B warrants	231,710	--	1,097,000	--	--	1,097,000	--	1,097,000
Common stock issued to directors in lieu of cash compensation	4,720	--	24,000	--	--	24,000	--	24,000
Foreign currency translation	--	--	--	--	(32,000)	(32,000)	--	(32,000)
Net loss	--	--	--	(18,588,000)	--	(18,588,000)	--	(18,588,000)
Balance at June 30, 2016	3,010,687	3,000	188,569,000	(156,262,000)	(37,000)	32,273,000	--	32,273,000

Stock-based compensation expense, net of stock surrenders	125,368	--	1,445,000	--	--	1,445,000	--	1,445,000
Shares issued upon debt conversion	6,102,941	6,000	23,897,000	--	--	23,903,000	--	23,903,000
Issuance of common shares in financing, net of offering costs	600,000	1,000	2,091,000	--	--	2,092,000	--	2,092,000
Common stock issued to directors in lieu of cash compensation	5,463	--	16,000	--	--	16,000	--	16,000
Common stock issued to employees for prior year bonus	71,409	--	204,000	--	--	204,000	--	204,000
Foreign currency translation	--	--	--	--	(1,000)	(1,000)	--	(1,000)
Net loss	--	--	--	(29,095,000)	--	(29,095,000)	--	(29,095,000)
Balance at June 30, 2017	9,915,868	10,000	216,222,000	(185,357,000)	(38,000)	30,837,000	--	30,837,000

Stock-based compensation expense, net of stock surrenders	52,825	--	239,000	--	--	239,000	--	239,000
Issuance of common shares in financing, net of offering costs	898,402	1,000	2,367,000	--	--	2,368,000	--	2,368,000
Fair value of subsidiary common stock issued in acquisition	--	--	2,528,000	--	--	2,528,000	--	2,528,000
Exercise of stock options	5,333	--	15,000	--	--	15,000	--	15,000
Foreign currency translation	--	--	--	--	(5,000)	(5,000)	--	(5,000)
Net loss	--	--	--	(2,283,000)	--	(2,283,000)	(487,000)	(2,770,000)
Balance at December 31, 2017	10,872,428	$11,000	$221,371,000	$(187,640,000)	$(43,000)	$33,699,000	$(487,000)	$33,212,000

See accompanying notes to consolidated financial statements.

Cesca Therapeutics Inc.

Consolidated Statements of Cash Flows

	Six Months Ended December 31,	Years Ended June 30,
	2017	2017	2016
Cash flows from operating activities:
Net loss	$(2,770,000)	$(29,095,000)	$(18,588,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	322,000	830,000	1,168,000
Stock-based compensation expense	291,000	1,461,000	742,000
(Recovery of) reserve for excess and slow-moving inventories	(162,000)	(203,000)	566,000
Bad debt expense	170,000	50,000	7,000
Amortization of debt discount	--	9,851,000	6,127,000
Amortization of debt issue costs	--	160,000	800,000
Change in fair value of derivative	(133,000)	60,000	(3,395,000)
Deferred income tax benefit	(2,238,000)	(673,000)	--
Non-cash accrued interest	--	10,373,000	1,031,000
Loss on disposal of equipment	8,000	176,000	--
Impairment of intangible asset	--	310,000	--
Loss on cashless exercise of warrants	--	--	1,039,000
Loss on extinguishment of debt	--	--	795,000
Loss on modification of Series A warrants	--	--	149,000
Net changes in operating assets and liabilities:
Accounts receivable	987,000	(572,000)	1,949,000
Inventories	(367,000)	615,000	375,000
Prepaid expenses and other assets	(347,000)	24,000	(86,000)
Accounts payable	469,000	(1,062,000)	(2,420,000)
Related party payable	--	606,000	--
Accrued payroll and related expenses	148,000	(63,000)	(256,000)
Deferred revenue	(213,000)	(187,000)	148,000
Other current liabilities	481,000	26,000	160,000
Other noncurrent liabilities	37,000	98,000	64,000
Net cash (used in) operating activities	(3,317,000)	(7,215,000)	(9,625,000)
Cash flows from investing activities:
Cash paid for business acquisition	(1,000,000)	--	--
Capital expenditures	(296,000)	(375,000)	(710,000)
Net cash (used in) investing activities	(1,296,000)	(375,000)	(710,000)
Cash flows from financing activities:
Gross proceeds from convertible debentures	--	--	18,000,000
Proceeds from long term debt-related party	3,200,000	3,500,000	--
Payment of financing cost – convertible debentures	--	--	(961,000)
Repayment of convertible debentures	--	--	(6,444,000)
Payment to extinguish derivative obligations	--	--	(159,000)
Payments on capital lease obligations	(29,000)	(84,000)	(67,000)
Proceeds from issuance of common stock, net	2,368,000	2,092,000	2,463,000
Exercise of options	15,000	--	--
Cash paid for taxes on vested stock	(52,000)	(134,000)	(8,000)
Net cash provided by financing activities	5,502,000	5,374,000	12,824,000
Effects of foreign currency rate changes on cash and cash equivalents	1,000	4,000	(11,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	890,000	(2,212,000)	2,478,000
Cash, cash equivalents and restricted cash at beginning of period	3,623,000	5,835,000	3,357,000
Cash, cash equivalents and restricted cash at end of period	$4,513,000	$3,623,000	$5,835,000
Supplemental non-cash financing and investing information:
Common stock issued for payment of convertible debenture and interest	--	$23,903,000	--
Transfer of equipment to inventories	--	$625,000	--
Derivative obligation related to issuance of warrants	--	--	$4,282,000
Retirement of equipment	$74,000	--	$1,109,000
Acquisition of business:
Inventories	$649,000	--	--
Equipment	$585,000	--	--
Intangible assets	$1,528,000	--	--
Goodwill	$781,000	--	--
Liabilities assumed	$15,000	--	--
Subsidiary common stock issued for acquisition of net assets	$2,528,000	--	--

See accompanying notes to consolidated financial statements.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Organization and Basis of Presentation

Cesca Therapeutics Inc. (“Cesca Therapeutics,” “Cesca,” the “Company”), a Delaware corporation, is a regenerative medicine company that was founded in 1986 and is headquartered in Rancho Cordova, CA. Cesca develops, commercializes and markets a range of automated technologies for CAR-T and other cell-based therapies. ThermoGenesis Corp. (ThermoGenesis), our device subsidiary, provides the AutoXpress and BioArchive platforms for automated clinical biobanking, PXP platform for point-of-care cell-based therapies and CAR-TXpress platform under development for bio-manufacturing for immuno-oncology applications. Cesca is also leveraging its proprietary PXP technology platform to develop autologous cell-based therapies that address significant unmet needs in the vascular and orthopedic markets.

Cesca is an affiliate of the Boyalife Group, a China-based industry research alliance encompassing top research institutions for stem cell and regenerative medicine.

In August 2017, the Company changed its fiscal year from June 30 to December 31. As a result, the Company is reporting financial information for the transition period from July 1, 2017 through December 31, 2017. Subsequent to the transition period, the Company will cover the period beginning January 1 and ending December 31, which will be the Company’s fiscal year. The period beginning on July 1, 2016 and ending on June 30, 2017 is referred in these financial statements as “fiscal 2017” and the period beginning on July 1, 2015 and ending on June 30, 2016 as “fiscal 2016.”

Liquidity and Going Concern

The Company has a Revolving Credit Agreement (Credit Agreement) with Boyalife Investment Fund II, Inc. (the “Lender”) (Refer to Note 6).  As of December 31, 2017, the Company had drawn down $6,700,000 of the $10,000,000 available under the Credit Agreement. The Company has drawn down an additional $500,000 subsequent to December 31, 2017 and through the date of this report. Future draw-downs may be limited for various reasons including default or government regulations in China. Boyalife Investment Fund II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

On December 1, 2017, the Company sold 898,402 shares of common stock at a price of $3.00 per share. The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company, were $2,368,000.

On July 7, 2017, the Company, through its wholly-owned subsidiary, ThermoGenesis, acquired the business and substantially all of the assets of SynGen Inc. (SynGen). In exchange, ThermoGenesis issued to SynGen shares of ThermoGenesis common stock that, after giving effect to the issuance, constitute 20% of ThermoGenesis’ outstanding common shares, and ThermoGenesis also made a one-time cash payment of $1.0 million to SynGen. (Refer to Note 3).

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

Liquidity and Going Concern (Continued)

On August 3, 2016, the Company sold 600,000 shares of common stock at a price of $4.10 per share. The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company, were $2,092,000.

At December 31, 2017, the Company had cash and cash equivalents of $3,513,000 and working capital of $5,990,000. The Company has incurred recurring operating losses and as of December 31, 2017 had an accumulated deficit of $187,640,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date. The Company anticipates requiring additional capital to grow the device business, to fund other operating expenses and to make interest payments on the line of credit with Boyalife. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company plans to seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to us, if at all.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Cesca, its majority-owned subsidiary, ThermoGenesis, and its wholly-owned subsidiaries, TotipotentRX Cell Therapy, Pvt. Ltd. and TotipotentSC Scientific Product Pvt. Ltd. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Noncontrolling Interests

The 20% ownership interest of ThermoGenesis that is not owned by Cesca, is accounted for as a non-controlling interest as the Company has an 80% ownership interest in the subsidiary. Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as "noncontrolling interest" in the Company's consolidated statements of operations. Net loss attributable to noncontrolling interest reflects only its share of the after-tax earnings or losses of an affiliated company. The Company's consolidated balance sheets reflect noncontrolling interests within the equity section.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Summary of Significant Accounting Policies

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the United States Securities Exchange Commission (SEC) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the allowance for doubtful accounts, slow-moving inventory reserves, depreciation, warranty costs, assumptions made in valuing equity instruments issued for services or acquisitions, deferred income taxes and related valuation allowance and the fair values of intangibles and goodwill. Actual results could materially differ from the estimates and assumptions used in the preparation of the Company’s consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents is maintained in checking accounts, money market funds and certificates of deposits with reputable financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. The Company has cash and cash equivalents of $71,000, $46,000 and $104,000 at December 31, 2017 and June 30, 2017 and 2016, respectively, in India. The Company has not experienced any realized losses on the Company’s deposits of cash and cash equivalents.

Foreign Currency Translation

The Company’s reporting currency is the US dollar. The functional currency of the Company’s subsidiaries in India is the Indian rupee (INR). Assets and liabilities are translated into US dollars at period end exchange rates. Revenue and expenses are translated at average rates of exchange prevailing during the periods presented. Cash flows are also translated at average exchange rates for the period, therefore, amounts reported on the consolidated statement of cash flows do not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Equity accounts other than retained earnings are translated at the historic exchange rate on the date of investment. A translation loss of $5,000 was recorded for the six months ended December 31, 2017 and $1,000 and $32,000 for the years ended June 30, 2017 and 2016, respectively, as a component of other comprehensive income.

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

Goodwill, Intangible Assets and Impairment Assessments (Continued)

For goodwill and indefinite-lived intangible assets (clinical protocols), the carrying amounts are periodically reviewed for impairment (at least annually) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. According to Accounting Standard Codification (ASC) 350, Intangibles-Goodwill and Other, the Company can opt to perform a qualitative assessment or a quantitative assessment; however, if the qualitative assessment determines that it is more likely than not (i.e., a likelihood of more than 50 percent) the fair value is less than the carrying amount, a quantitative assessment must be performed. If the quantitative assessment determines that the fair value is less than the carrying amount, the Company would perform an analysis (step 2) to measure such impairment.

The Company performed a quantitative assessment as of April 1, 2017 and computed a fair value based on a combination of the income approach and market approach, which determined that the fair value exceeded the carrying amount. The Company also performed a qualitative assessment through December 31, 2017. Accordingly, there was no impairment of goodwill or the indefinite-lived intangible assets.

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

Inventories

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis. The Company writes-down inventory to its estimated net realizable value when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes, which it includes as a component of cost of revenues. Additionally, the Company provides valuation allowances for excess and slow-moving inventory on hand that are not expected to be sold to reduce the carrying amount of slow-moving inventory to its estimated net realizable value. The valuation allowances are based upon estimates about future demand from its customers and distributors and market conditions.

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

Equipment

Equipment consisting of office furniture, computer, machinery and equipment is recorded at cost less accumulated depreciation and amortization. Repairs and maintenance costs are expensed as incurred. Depreciation for office furniture, computer, machinery and equipment is computed under the straight-line method over the estimated useful lives. Leasehold improvements are amortized under the straight-line method over their estimated useful lives or the remaining lease period, whichever is shorter. When equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and the impact of any resulting gain or loss is recognized within Other income and (expenses) in the consolidated statement of operations for the period.

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

Stock-Based Compensation

The Company has three stock-based compensation plans, which are described more fully in Note 10.

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

Expected Volatility – Expected volatility is based on historical volatility. Historical volatility is computed using daily pricing observations for recent periods that correspond to the expected term of the options.

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

Acquired In-Process Research and Development

Acquired in-process research and development (clinical protocols) that the Company acquires through business combinations represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a determination as to the then useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization. The Company tests clinical protocols for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the clinical protocols intangible asset is less than its carrying amount. If the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the clinical protocol intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results. The Company conducted the fiscal 2017 annual impairment assessment as of April 1, 2017. As the fair value exceeded book value, the Company concluded there was no impairment of the subject clinical protocol. As of December 31, 2017, through a qualitative approach, the Company has concluded there were no indicators of impairment.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, whose function is to allocate resources to and assess the performance of the operating segments. The Company has identified its chief executive officer and chief operating officer as the CODM. In determining its reportable segments, the Company considered the markets and the products or services provided to those markets.

The Company has two reportable business segments:

●

The Clinical Development Segment, is developing autologous (utilizing the patient’s own cells) stem cell-based therapeutics that address significant unmet medical needs for applications within the vascular, cardiology and orthopedic markets.

●

The Device Segment, engages in the development and commercialization of automated technologies for cell-based therapeutics and bio-processing. The device division is operated through the Company’s ThermoGenesis subsidiary.

Income Taxes

The tax years 1999-2017 remain open to examination by the major taxing jurisdictions to which the Company is subject; however, there is no current examination. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. There were no unrecognized tax benefits during the periods presented.

The Company’s estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities reflect the Company’s assessment of future tax consequences of transactions that have been reflected in the financial statements or tax returns for each taxing jurisdiction in which the Company operates. The Company bases the provision for income taxes on the Company’s current period results of operations, changes in deferred income tax assets and liabilities, income tax rates, and changes in estimates of uncertain tax positions in the jurisdictions in which the Company operates. The Company recognizes deferred tax assets and liabilities when there are temporary differences between the financial reporting basis and tax basis of assets and liabilities and for the expected benefits of using net operating loss and tax credit loss carryforwards. The Company establishes valuation allowances when necessary to reduce the carrying amount of deferred income tax assets to the amounts that the Company believes are more likely than not to be realized. The Company evaluates the need to retain all or a portion of the valuation allowance on recorded deferred tax assets. When a change in the tax rate or tax law has an impact on deferred taxes, the differences are expected to reverse. As the Company operates in more than one state, changes in the state apportionment factors, based on operational results, may affect future effective tax rates and the value of recorded deferred tax assets and liabilities. The Company records a change in tax rates in the consolidated financial statements in the period of enactment.

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

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at:

	December 31,	June 30,
	2017	2017	2016
Common stock equivalents of convertible debentures	--	--	3,676,471
Vested Series A warrants	404,412	404,412	404,412
Unvested Series A warrants(1)	698,529	698,529	698,529
Warrants – other	3,725,782	3,725,782	3,725,782
Stock options	1,156,027	397,388	104,378
Restricted stock units	416	59,694	63,566
Total	5,985,166	5,285,805	8,673,138

(1)

The unvested Series A warrants were subject to vesting based upon the amount of funds actually received by the Company in the second close of the August 2015 financing which never occurred. The warrants will remain outstanding but unvested until they expire in February 2021.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of consolidated operations or equity.

Recently Adopted Accounting Standards

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, “Restricted Cash”, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. This ASU is effective January 1, 2018, with early adoption permitted. The Company has decided to early adopt this standard. As a result, the restricted cash of $1,000,000 at December 31, 2017 is included with cash and cash equivalents on the statement of cash flows. There was no restricted cash in prior periods.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Standards (Continued)

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

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” (ASU 2016-06). This new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. ASU 2016-06 is effective for annual periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which finalizes its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10 Identifying Performance Obligations and Licensing, which finalizes its amendments to the guidance in the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. In May 2016, the FASB issued ASU 2016-12 Narrow-Scope Improvements and Practical Expedients, which finalizes its amendments to the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which continues the FASB's ongoing project to issue technical corrections and improvements to clarify the codification or correct unintended applications of guidance. The amendments are intended to make the guidance more operable and lead to more consistent application. The amendments have the same effective date and transition requirements as the new revenue recognition standard. In September 2017, the FASB Issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2014-09. Overall, ASU No. 2014-09, as amended, provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)

The Company will use the modified retrospective method to adopt the provisions of this standard effective January 1, 2018, which requires us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to retained earnings. In accordance with this approach, our consolidated revenues for the periods prior to January 1, 2018 will not be revised. The Company does not expect to record a significant cumulative effect adjustment to its beginning retained earnings as a result of adoption of Topic 606.

3.     Acquisition of SynGen

On July 7, 2017, Cesca, through its then wholly-owned subsidiary ThermoGenesis, entered into an Asset Acquisition Agreement (the “Asset Acquisition Agreement”) with SynGen, and acquired substantially all of SynGen’s operating assets, including its proprietary cell processing platform technology (the “Transaction”).

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

The acquisition was accounted for under the acquisition method of accounting for business combinations which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  Acquisition-related costs are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred.  Acquisition related costs of $208,000 for the six months ended December 31, 2017 were included in general and administrative expenses.

The consideration for the Transaction consisted of $1,000,000 in cash and ThermoGenesis’ issuance at closing to SynGen of an aggregate of 2,000,000 shares of its common stock, constituting a 20% interest, which had a fair market value utilizing the income approach of $2,528,000.  It is anticipated that the goodwill will be deductible for tax purposes.  The 2,000,000 shares of common stock was transferred to Bay City Capital Fund V, L.P. and an affiliated fund (“Bay City”).  Bay City was granted certain minority investor rights in ThermoGenesis. These rights include board representation rights, a right of first refusal over sales of ThermoGenesis stock by the Company, co-sale rights with respect to any sale of ThermoGenesis stock by the Company, and supermajority protective voting rights over certain major decisions, such as a sale of ThermoGenesis, raising capital in ThermoGenesis with preferred stock, transfers of ThermoGenesis assets, or redemptions of ThermoGenesis stock.

Allocation of Consideration Transferred to Net Assets Acquired

The following is the summary of the fair value of the assets acquired and the liabilities assumed by Cesca in the Transaction, reconciled to the consideration transferred.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Acquisition of SynGen (Continued)

Allocation of Consideration Transferred to Net Assets Acquired (Continued)

Purchase Price:
Cash			$1,000,000
2,000,000 common shares of ThermoGenesis			2,528,000
Fair value of assets acquired:
Inventories		649,000
Developed technology	318,000
Trade name	26,000
In process technology	1,143,000
Customer relationships	41,000
Total intangible assets		1,528,000
Equipment		585,000
Total assets		2,762,000
Fair value of liabilities assumed:
Other liabilities		15,000
Net assets acquired			(2,747,000)
Goodwill			$781,000

Supplemental Pro Forma Data

The Company used the acquisition method of accounting to account for the SynGen acquisition and, accordingly, the results of SynGen are included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition. Subsequent to July 7, 2017, Cesca has recorded revenues of approximately $107,000 associated with the operations of SynGen. The amount of net loss specifically related to SynGen operations for the period beginning July 7, 2017, included in the consolidated statements of operations and comprehensive loss is impracticable to calculate due to the fact that SynGen and its operations are no longer accounted for on a stand-alone basis. The following unaudited supplemental pro forma data for the six months ended December 31, 2017 and the years ended June 30, 2017 and 2016 present consolidated information as if the acquisition had been completed on July 1, 2015. The pro forma results were calculated by combining the results of Cesca Inc. with the stand-alone results of SynGen Inc. for the pre-acquisition periods:

	Six Months Ended December 31	Years Ended June 30,
	2017	2017	2016
Net revenues	$6,013,000	$15,592,000	$12,856,000
Net loss	$(2,600,000)	$(30,701,000)	$(22,841,000)
Basic and diluted net loss per common share	$(0.21)	$(3.39)	$(8.73)

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     Intangible Assets and Goodwill

Amount
Goodwill at July 1, 2017	$13,195,000
Goodwill recognized in SynGen acquisition	781,000
Goodwill at December 31, 2017	$13,976,000

Intangible assets consist of the following based on the Company’s determination of the fair value of identifiable assets acquired:

As of December 31, 2017
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	7	$56,000	$21,000	$35,000
Developed technology	10	318,000	16,000	302,000
Licenses	7	489,000	271,000	218,000
Customer relationships	3	490,000	456,000	34,000
Device registration	7	92,000	65,000	27,000
Amortizable intangible assets		1,445,000	829,000	616,000
In process technology		1,143,000	--	1,143,000
Clinical protocols		19,870,000	--	19,870,000
Total		$22,458,000	$829,000	$21,629,000

As of June 30, 2017
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Trade names	7	$30,000	$14,000		$16,000
Licenses	7	482,000	233,000		249,000
Customer relationships	3	443,000	443,000		--
Device registration	7	90,000	60,000		30,000
Covenants not to compete	5	955,000	645,000	$310,000	--
Amortizable intangible assets		2,000,000	1,395,000	310,000	295,000
Clinical protocols		19,870,000	--		19,870,000
Total		$21,870,000	$1,395,000	$310,000	$20,165,000

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     Intangible Assets and Goodwill (Continued)

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

The change in the gross carrying amount is due to assets acquired in the SynGen acquisition and foreign currency exchange fluctuations. There was a $310,000 impairment of the covenants not to compete intangible assets during the year ended June 30, 2017 as the assumed revenues that were in the fair value estimate have been delayed due to the delay in the clinical trial. Amortization of intangible assets was $68,000 for the six months ended December 31, 2017 and $359,000 and $438,000 for the years ended June 30, 2017 and 2016. Clinical protocols and in process technology have not yet been introduced to the market place and are therefore not yet subject to amortization. The Company’s estimated future amortization expense for subsequent years are as follows:

Year Ended December 31,
2018	$137,000
2019	137,000
2020	126,000
2021	42,000
2022	32,000
Thereafter	142,000
Total	$616,000

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     Equipment, Net

Equipment consisted of the following:

	Six Months Ended December 31,	Years Ended June 30,
	2017	2017	2016	Estimated Useful Life (years)
Machinery and equipment	$6,507,000	$5,772,000	$6,604,000	2.5	-	10
Computer and software	718,000	733,000	397,000	2	-	5
Office equipment	253,000	427,000	260,000	5	-	10
Leasehold improvements	528,000	227,000	149,000	Shorter of 5 years or remaining lease term
Total equipment	8,006,000	7,159,000	7,410,000
Less accumulated depreciation and amortization	(5,010,000)	(4,829,000)	(4,448,000)
Total equipment, net	$2,996,000	$2,330,000	$2,962,000

Depreciation and amortization expense for the six months ended December 31, 2017 was $254,000 and for the years ended June 30, 2017 and 2016 was $408,000 and $630,000, respectively.

6.     Related Party Transactions

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

On September 13, 2017, the Company entered into Amendment No. 1 to the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amends the Credit Agreement by increasing the Company’s maximum borrowing availability thereunder from $5,000,000 to $10,000,000. In connection with such amendment, the Company and Lender entered into an amended and restated convertible promissory note to reflect the new aggregate maximum principal amount of $10,000,000. The Company has drawn down a total of $6,700,000 as of December 31, 2017.

The Credit Agreement and the Convertible Promissory Note issued thereunder (the “Note”) provide that the principal and all accrued and unpaid interest under the Loan will be due and payable on the Maturity Date, with payments of interest-only due on the last day of each calendar year. The Loan bears interest at 22% per annum, simple interest, except that certain borrowed amounts used to pay legal expenses under the bill payment arrangement will not bear interest. As of December 31, 2017, the Company had $657,000 of interest accrued and payable included in other current liabilities on the consolidated balance sheet. The Company has five business days after the Lender demands payment to pay the interest due before the Loan is considered in default.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     Related Party Transactions (Continued)

Revolving Credit Agreement (Continued)

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

The Company recorded interest expense of $535,000 for the six months ended December 31, 2017 and $122,000 for the year ended June 30, 2017.

Distributor Agreement

On August 21, 2017, ThermoGenesis entered into an International Distributor Agreement with Boyalife W.S.N. Under the terms of the agreement, Boyalife W.S.N. was granted the exclusive right, subject to existing distributors and customers (if any), to develop, sell to, and service a customer base for ThermoGenesis’ AXP (AutoXpress) System and BioArchive System in the People’s Republic of China (excluding Hong Kong and Taiwan), Singapore, Indonesia, and the Philippines (the “Territories”). Boyalife W.S.N. is related to our Chief Executive Officer and Chairman of our Board of Directors, and an affiliate of Boyalife (Hong Kong) Limited, our largest stockholder. Boyalife W.S.N,’s rights under the agreement include the exclusive right to distribute AXP Disposable Blood Processing Sets and use rights to the AXP (AutoXpress) System, BioArchive System and other accessories used for the processing of stem cells from cord blood in the Territories. Boyalife W.S.N. is also appointed as the exclusive service provider to provide repairs and preventative maintenance to ThermoGenesis products in the Territories.

The term of the agreement is for three years with ThermoGenesis having the right to renew the agreement for successive two-year periods at its option. However, ThermoGenesis has the right to terminate the agreement early if Boyalife W.S.N. fails to meet specified minimum purchase requirements.

Revenues

During the six months ended December 31, 2017, the Company recorded $1,679,000 of revenues from Boyalife and had an accounts receivable balance of $862,000 at December 31, 2017. During the year ended June 30, 2017, the Company recorded $308,000 of revenues from Boyalife and had an accounts receivable balance of $308,000 at June 30, 2017.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     Related Party Transactions (Continued)

Bill Payment Arrangement

The Company entered into a bill payment arrangement whereby Boyalife Group Ltd. (Payor), the Company’s largest shareholder, agreed to pay the Company’s legal expenses payable to the Company’s attorney related to certain litigation involving SynGen Inc. (the “Bill Payment Arrangement”), although the Company remains jointly and severally liable for the payment of such legal fees. The terms of the Bill Payment Arrangement provided that the Company will reimburse Payor for any and all amounts paid by Payor in connection with the Bill Payment Arrangement under certain specified events. There is no interest payable on outstanding balance of related party payable. As of December 31, 2017, invoices totaling $606,000 had been paid by Payor and are included in related party payable as the Company anticipates repaying this within a year.

7.     Convertible Debentures

February 2016 Financing Transaction

In February 2016 in exchange for aggregate proceeds of $15,000,000 the Company sold and issued to Boyalife Investment Inc. and Boyalife (Hong Kong) Limited (i) 735,294 shares of common stock at a purchase price of $3.40 per share (the “Stock Price”) for gross proceeds of $2,500,000 (ii) Secured Convertible Debentures for $12,500,000 (the “Debentures”) which are convertible into 3,676,471 shares of common stock, and (iii) warrants to purchase 3,529,412 additional shares of common stock at an exercise price of $8.00 per share for a period of five years. The amount of warrants was based on 80% coverage of the shares issued or to be issued for the equity transaction in (i) and the debt transaction in (ii) above. The warrants were exercisable on August 13, 2016 and are outstanding at December 31, 2017.

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     Convertible Debentures (Continued)

Thirty-Year Debenture Restructuring Transaction

On August 31, 2015, the Company sold senior secured convertible debentures in a financing to raise up to $15,000,000 (Thirty-Year Debentures), Series A warrants to purchase up to 1,102,942 shares of the Company’s common stock at an exercise price equal to $13.60 per share for a period of five and one-half years (Series A warrants) and Series B warrants to purchase up to 606,618 shares of the Company’s common stock at an exercise price equal to $13.60 per share for a period of eighteen months (Series B warrants). At the initial closing on August 31, 2015, the Company received gross proceeds of $5,500,000 and 404,412 Series A warrants vested and 222,427 Series B warrants vested. The second closing for up to an additional $9,500,000 was dependent on a number of items including receipt by the Company of approval from the California Institute for Regenerative Medicine (CIRM) for a grant in the amount of $10,000,000 to support the Company’s pivotal trial for CLIRST III. The Company applied for the CIRM grant in August 2015. The Company withdrew its application for the CIRM grant.

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     Convertible Debentures (Continued)

Thirty-Year Debenture Restructuring Transaction (Continued)

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

8.     Derivative Obligations

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

	Series A
	December 31, 2017	June 30, 2017	June 30, 2016
Market price of common stock	$3.00	$3.17	$2.93
Expected volatility	107%	110%	99%
Contractual term (years)	3.2	3.7	4.7
Discount rate	1.99%	1.66%	1.01%
Dividend rate	0%	0%	0%
Exercise price	$8.00	$8.00	$8.00

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded a gain(loss) of $133,000 during the six months ended December 31, 2017 and ($60,000) and $3,395,000 during the years ended June 30, 2017 and 2016, respectively, representing the net change in the fair value of the derivative liability, which is presented as fair value change of derivative instruments, in the accompanying consolidated statements of operations and comprehensive loss.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.     Derivative Obligations (Continued)

Series A Warrants (Continued)

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2017, June 30, 2017 and 2016:

	Derivative Obligation
	December 31, 2017	June 30, 2017	June 30, 2016
Balance	$597,000	$730,000	$670,000
Level 1	$-	$-	$-
Level 2	$-	$-	$-
Level 3	$597,000	$730,000	$670,000

The following table reflects the change in fair value of the Company’s derivative liabilities for the six months ended December 31, 2017:

Amount
Balance – July 1, 2015	$-
Addition of derivative obligation at fair value on date of issuance	4,282,000
Reclassification of derivative obligation for exercised warrants	(58,000)
Extinguishment of derivative obligation	(159,000)
Change in fair value of derivative obligation	(3,395,000)
Balance – June 30, 2016	670,000
Change in fair value of derivative obligation	60,000
Balance – June 30, 2017	730,000
Change in fair value of derivative obligation	(133,000)
Balance – December 31, 2017	$597,000

9.     Commitments and Contingencies

Operating Leases

The Company leases the Rancho Cordova and Gurgaon, India facilities pursuant to operating leases. The Rancho Cordova lease expires in May 2019.  The Gurgaon lease expires in September 2023, however, either party can terminate after September 2019 with three months notice. As part of our agreement with Fortis Healthcare, we occupy and manage a 2,800 square foot cord blood banking cellular therapy processing facility in the Fortis Memorial Research Institute.  The agreement with Fortis expires in July 2020 and the rent payments have been included in the table below.  The Company recognizes rent expense on a straight-line basis over the term of the facility lease. The annual future minimum lease payments for the Company’s non-cancelable operating leases are as follows:

2018	521,000
2019	359,000
2020	123,000
Total	$1,003,000

Rent expense was $241,000 for the six months ended December 31, 2017 and $291,000 and $657,000 for the years ended June 30, 2017 and 2016, respectively.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     Commitments and Contingencies (Continued)

Financial Covenants

Effective May 15, 2017, the Company entered into a Sixth Amended and Restated Technology License and Escrow Agreement with CBR Systems, Inc. which modified the financial covenant that the Company must meet in order to avoid an event of default. The Company must maintain a cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000,000. The Company was in compliance with this financial covenant as of December 31, 2017.

Potential Severance Payments

The Company’s Chief Executive Officer (CEO) and Chief Operating Officer (COO) have rights upon termination under their employment agreements. With respect to these agreements at December 31, 2017, potential severance amounted to $2.6 million.

Contingencies and Restricted Cash

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm. Included in the engagement letter was a success fee due upon the successful conclusion of certain strategic transactions. On May 4, 2017, a lawsuit was filed against the Company and its CEO by the consulting firm as the consulting firm argues that it is owed a transaction fee of $1,000,000 under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016. In October 2017, to streamline the case and without acknowledging any liability, the Company deposited $1,000,000 with the Court. The consulting firm has also dismissed the Company’s CEO from the case, without liability. The parties are engaged in discovery, and no trial date has been set. The Company intends to defend the lawsuit vigorously and no accrual has been recorded for this contingent liability as of December 31, 2017.

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of December 31, 2017, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

Warranty

The Company offers a warranty on all of the Company’s non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product liability which is included in other current liabilities during the period are as follows:

	Six Months Ended December 31,	Years Ended June 30,
	2017	2017	2016
Beginning balance	$588,000	$566,000	$627,000
Warranties issued during the period	95,000	120,000	97,000
Settlements made during the period	(359,000)	(93,000)	(287,000)
Changes in liability for pre-existing warranties during the period	(33,000)	(5,000)	129,000
Ending balance	$291,000	$588,000	$566,000

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     Stockholders’ Equity

Common Stock

On December 1, 2017, the Company closed a public offering of common stock consisting of an aggregate of 898,402 shares of common stock at a price to the public of $3.00 per share for aggregate offering proceeds of $2.7 million. After deducting the offering expenses of $327,000, the net proceeds in the offering were $2,368,000.

On August 22, 2016, the Company notified Boyalife Investment Inc., that it elected to convert all outstanding principal and interest accrued and otherwise payable under the Debentures, which included the conversion of $12,500,000 of principal and $8,250,000 of interest up to and including the maturity date of the Debentures. Upon conversion, 6,102,941 shares of common stock were issued and the Debentures and all related security interest and liens were terminated. (See Note 7)

On August 3, 2016, the Company sold 600,000 shares of common stock at a price of $4.10 per share. The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company of $369,000, were $2,092,000.

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

Warrants

A summary of warrant activity is as follows:

	Six Months Ended December 31,		Years Ended June 30,
	2017		2017		2016
	Number of Shares	Weighted- Average Exercise Price Per hare	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Beginning balance	4,828,723	$9.37	4,828,723	$9.37	252,620	$44.18
Warrants granted	--		--		5,238,971	$9.83
Warrants exercised (cashless)	--		--		(51,712)	$13.60
Warrants expired/canceled	--		--		(611,156)	$17.21
Outstanding	4,828,723	$9.37	4,828,723	$9.37	4,828,723	$9.37
Exercisable	4,130,194	$9.60	4,130,194	$9.60	600,782	$19.02

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     Stockholders’ Equity (Continued)

Equity Plans and Agreements

The Company recorded stock-based compensation of $290,000 for the six months ended December 31, 2017 and $1,461,000 and $742,000 for the years ended June 30, 2017 and 2016.

On May 5, 2017, the stockholders approved the Amended 2016 Equity Incentive Plan (Amended 2016 Plan) under which up to 600,000 shares may be issued pursuant to grants of shares, options, or other forms of incentive compensation. On November 13, 2017, the Board approved and adopted an amendment (the “Plan Amendment”) to the Amended 2016 Plan to increase the number of shares that may be issued to 1,325,000 shares. The Plan Amendment will be null and void if not approved by the Company’s stockholders prior to November 13, 2018. As of December 31, 2017, 202,604 awards were available for issuance under the Amended 2016 Plan.

The 2012 Independent Director Plan (2012 Plan) permits the grant of stock or options to independent directors. A total of 25,000 shares were approved by the stockholders for issuance under the 2012 Plan. Options are granted at prices that are equal to 100% of the fair market value on the date of grant, and expire over a term not to exceed ten years. Options generally vest in monthly increments over one year, unless otherwise determined by the Board of Directors. As of December 31, 2017, there were 2,444 shares available for issuance.

The 2006 Equity Incentive Plan (2006 Plan) permitted the grant of options, restricted stock units, stock bonuses and stock appreciation rights to employees, directors and consultants. The 2006 Plan, but not the awards granted thereunder, expired in 2016. As of December 31, 2017, 81,823 option and restricted stock unit awards remained outstanding.

On December 29, 2017, the Board of Directors of ThermoGenesis Corp adopted the ThermoGenesis Corp. 2017 Equity Incentive Plan (the “ThermoGenesis Plan”) and on the same day granted options to purchase an aggregate of 280,000 shares of ThermoGenesis common stock to employees, directors, consultants, and advisors of ThermoGenesis. The ThermoGenesis Plan was unanimously approved by the ThermoGenesis stockholders (including the Company) on December 29, 2017. The ThermoGenesis Plan authorizes the issuance of up to 1,000,000 shares of ThermoGenesis common stock. There are 720,000 shares available for issuance as of December 31, 2017.

On December 29, 2017, the CEO was granted 300,000 options to purchase shares of the Company’s common stock at an exercise price of $3.00 per share, the closing price on the date of grant.  The option vests in five equal installments on December 31, 2018, 2019, 2020, 2021 and 2022.  Under the terms of the award agreement, no portion of the option may be exercised unless and until the stockholders of the Company approve the Plan Amendment to the Amended 2016 Plan by November 13, 2018.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     Stockholders’ Equity (Continued)

Equity Plans and Agreements (Continued)

Effective November 13, 2017, the Company entered into an amendment to the COO’s employment agreement by replacing a provision for the annual grant of 25,000 shares of restricted stock and 25,000 options with a single grant of an incentive stock option to purchase up to 250,000 shares of the Company’s common stock. The options, granted on December 29, 2017, have an exercise price of $3.00, the closing price on the date of grant. The option vests in five equal annual installments on December 29, 2018, 2019, 2020, 2021 and 2022 and has a ten-year life. Under the terms of the award agreement, no portion of the option may be exercised unless and until the stockholders of the Company approve the Plan Amendment to the Amended 2016 Plan by November 13, 2018.

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

Upon the termination of the employment of the Company’s CEO in November 2016 and Chief Financial Officer (CFO) in March 2017, in accordance with their employment agreements, all outstanding options and restricted stock unit awards immediately vested. As a result, the Company recognized (i) $539,000 of stock compensation expense in general and administrative for the quarter ended December 31, 2016, as the vesting accelerated on the CEO’s options to purchase 72,496 shares of common stock and 79,720 restricted stock unit awards, and (ii) $94,000 of stock compensation expense in general and administrative for the quarter ended March 31, 2017 as the vesting accelerated on the CFO’s options to purchase 16,248 shares of common stock and 15,914 restricted stock unit awards. Additionally, the terms of the options were modified upon the executives’ termination such that the options were deemed to be exercisable for longer than 90 days from the date of termination. There was no incremental compensation cost recorded for this modification as the fair-value-based measure of the modified award on the date of modification was less than the fair-value-based measure of the original award immediately before the modification.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     Stockholders’ Equity (Continued)

Stock Options

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2017	397,388	$5.81

Granted	795,000	$3.02
Forfeited/cancelled	(28,589)	$3.50
Expired	(2,439)	$27.04
Exercised	(5,333)	$2.86
Outstanding at December 31, 2017	1,156,027	$3.92	8.5	$26,000
Vested and Expected to Vest at December 31, 2017	629,215	$4.67	7.3	$25,000
Exercisable at December 31, 2017	320,319	$6.18	5.4	$22,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. During the six months ended December 31, 2017, the aggregate intrinsic value of options exercised was $8,000 determined as of the date of option exercise. There were no options that were exercised during the years ended June 30, 2017 and 2016.

On July 7, 2016, the Compensation Committee of the Board of Directors granted options to purchase a total of 156,100 common shares to various employees under the 2016 Plan. The options have an exercise price of $2.86, the closing price on the date of grant, vest ratably every six months over a three year period, and have a seven year life.

Non-vested stock option activity for the six months ended December 31, 2017, is as follows:

	Non-vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at July 1, 2017	155,316	$2.39
Granted	795,000	$2.36
Vested	(89,133)	$2.35
Forfeited	(25,475)	$2.33
Outstanding at December 31, 2017	835,708	$2.37

The fair value of the Company’s stock options granted for the six months ended December 31, 2017 and the years ended June 30, 2017 and 2016 was estimated using the following weighted-average assumptions:

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     Stockholders’ Equity (Continued)

Stock Options (Continued)

	Six Months Ended December 31,	Years Ended June 30,
	2017	2017	2016
Expected life (years)	6	4	5
Risk-free interest rate	2.3%	1.3%	1.5%
Expected volatility	95%	102%	80%
Dividend yield	0%	0%	0%

The weighted average grant date fair value of options granted during the six months ended December 31, 2017 and the years ended June 30, 2017 and 2016 was $2.36, $2.16 and $5.75, respectively.

At December 31, 2017, the total compensation cost related to options granted under the Company’s stock option plans but not yet recognized was $714,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately four years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of options vested during the six months ended December 31, 2017 and the years ended June 30, 2017 and 2016 was $209,000, $572,000 and $354,000, respectively.

Common Stock Restricted Awards

The following is a summary of restricted stock unit activity:

	Six Months Ended December 31,		Years Ended June 30,
	2017		2017		2016
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at beginning of period	59,694	$4.62	63,566	$14.96	72,589	$22.40
Granted	10,000	$3.26	123,417	$4.55	10,000	$2.98
Vested	(69,278)	$4.35	(125,513)	$9.47	(6,120)	$28.94
Forfeited	--		(1,776)	$27.05	(12,903)	$41.15
Outstanding at end of period	416	$17.60	59,694	$4.62	63,566	$14.96

In connection with the vesting of the restricted stock unit awards, the election was made by some of the employees to satisfy the applicable federal income tax withholding obligation by a net share settlement, pursuant to which the Company withheld 16,456 shares for the six months ended December 31, 2017 and 145 and 1,300 shares for the years ended June 30, 2017 and 2016, and used the deemed proceeds from those shares to pay the income tax withholding.

As of December 31, 2017, the Company had $2,000 in total unrecognized compensation expense related to the Company’s restricted stock unit awards, which will be recognized over a weighted average period of approximately four months.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.     Concentrations

A related party distributor had an accounts receivable balance of $862,000 or 34% and $308,000 or 8% at December 31 and June 30, 2017, respectively.  A second distributor had an accounts receivable balance of $464,000 or 18%, $304,000 or 8% and $320,000 or 10% at December 31, 2017, June 30, 2017 and June 30, 2016, respectively.  One distributor had an accounts receivable balance of $1,388,000 or 38% and $901,000 or 28% at June 30, 2017 and 2016, respectively. The Company did not renew the contract with this distributor in August 2017 and signed a contract with a new distributor. A customer had an accounts receivable balance of $172,000 or 7%, $259,000 or 7% and $620,000 or 19% at December 31, 2017, June 30, 2017 and 2016, respectively.

Revenues from a related party distributor totaled $1,679,000 or 28% and $308,000 or 2% for the six months ended December 31, 2017 and the year ended June 30, 2017, respectively. Revenues from a customer totaled $560,000 or 9%, $3,263,000 or 22% and $2,475,000 or 21% for the six months ended December 31, 2017 and the years ended June 30, 2017 and 2016, respectively. Revenues from one distributor totaled $480,000 or 8%, $2,842,000 or 20% and $2,797,000 or 23% of net revenues for the six months ended December 31, 2017 and the years ended June 30, 2017 and 2016, respectively. The Company did not renew the contract with this distributor in August 2017 and replaced it with a different distributor.

The following represents the Company’s revenues by product platform for the:

	Six Months Ended December 31,	Years Ended June 30,
	2017	2017	2016
BioArchive	$2,642,000	$3,318,000	$2,465,000
AXP	2,577,000	8,715,000	6,932,000
Manual Disposables	498,000	1,195,000	1,507,000
Bone Marrow	191,000	745,000	459,000
Other	105,000	552,000	566,000
	$6,013,000	$14,525,000	$11,929,000

The Company had sales in the following geographical areas for the:

	Six Months Ended December 31,	Years Ended June 30,
	2017	2017	2016
China	$2,176,000	$3,296,000	$2,797,000
United States	1,970,000	6,675,000	5,122,000
Asia – other	983,000	1,951,000	1,955,000
Europe	721,000	1,739,000	1,343,000
Other	163,000	864,000	712,000
	$6,013,000	$14,525,000	$11,929,000

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.     Concentrations (Continued)

The Company attributes revenue to different geographic areas based on where items are shipped or services are performed.

One supplier accounted for 61% of total inventory purchases during the six months ended December 31, 2017. Two suppliers accounted for 64% and 20% of total inventory purchases during the year ended June 30, 2017. Two suppliers accounted for 65% and 21% of total inventory purchases during the year ended June 30, 2016.

The Company has a contract manufacturer in Costa Rica that produces certain disposables. The Company’s equipment, net of accumulated depreciation, is summarized below by geographic area:

	Six Months Ended December 31,	Years Ended June 30,
	2017	2017	2016
United States	$2,265,000	$1,559,000	$2,030,000
Costa Rica	276,000	322,000	367,000
India	288,000	261,000	279,000
All other countries	167,000	188,000	286,000
Total equipment, net	$2,996,000	$2,330,000	$2,962,000

12.     Segment Reporting

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

The following table summarizes the operating results of the Company’s reportable segments:

	Six Months Ended December 31, 2017
	Clinical Development	Device	Total
Net revenues	$186,000	$5,827,000	$6,013,000
Cost of revenues	205,000	3,653,000	3,858,000
Gross profit	(19,000)	2,174,000	2,155,000

Operating expenses	2,138,000	4,615,000	6,753,000
Operating loss	$(2,157,000)	$(2,441,000)	$(4,598,000)

Depreciation and amortization	$152,000	$170,000	$322,000
Stock-based compensation expense	$164,000	$127,000	$291,000
Goodwill	$13,195,000	$781,000	$13,976,000
Total assets	$41,261,000	$9,850,000	$51,111,000

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.     Segment Reporting (Continued)

	Year Ended June 30, 2017
	Clinical Development	Device	Total
Net revenues	$492,000	$14,033,000	$14,525,000
Cost of revenues	466,000	8,220,000	8,686,000
Gross profit	26,000	5,813,000	5,839,000

Operating expenses	8,966,000	6,113,000	15,079,000
Operating loss	$(8,940,000)	$(300,000)	$(9,240,000)

Depreciation and amortization	$501,000	$329,000	$830,000
Stock-based compensation expense	$970,000	$491,000	$1,461,000

	Year Ended June 30, 2016
	Clinical Development	Device	Total
Net revenues	$646,000	$11,283,000	$11,929,000
Cost of revenues	574,000	8,611,000	9,185,000
Gross profit	72,000	2,672,000	2,744,000

Operating expenses	8,312,000	5,297,000	13,609,000
Operating loss	$(8,240,000)	$(2,625,000)	$(10,865,000)

Depreciation and amortization	$644,000	$524,000	$1,168,000
Stock-based compensation expense	$548,000	$194,000	$742,000

13.     Income Taxes

Loss before income tax benefits was comprised of $4,551,000 from US and $457,000 from foreign jurisdictions for the six months ended December 31, 2017, $29,005,000 from US and $763,000 from foreign jurisdictions for the year ended June 30, 2017 and $17,789,000 from US and $799,000 from foreign jurisdictions for the year ended June 30, 2016.

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate to income tax benefit is as follows for the:

	Six Months Ended December 31,	Years Ended June 30,
	2017	2017	2016
Statutory federal income tax benefit	$(1,703,000)	$(10,121,000)	$(6,300,000)
Unbenefited net operating losses and credits	(14,427,000)	2,281,000	3,391,000
United States tax reform rate change	13,658,000	--	--
Disallowed financing costs	149,000	6,959,000	2,607,000
State and local taxes	60,000	88,000	69,000
Other	25,000	120,000	233,000
Total income tax benefit	$(2,238,000)	$(673,000)	$--

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.     Income Taxes (Continued)

The deferred income tax benefit for the six months ended December 31, 2017 of $2,238,000 is primarily due to the Tax Cuts & Jobs Act (TCJA) which was enacted on December 22, 2017. As a result of the TCJA, the federal income tax rate for all corporations was permanently changed to 21% from 35% a difference of 14%. Since the law was enacted on December 22, 2017, the Company’s deferreds are required to be measured using the new enacted tax rate. As a result of the remeasurement, the Company’s deferred tax assets decreased by ($13,658,000). However, since the Company has a full valuation allowance, there is no impact to income tax expense. The Company’s deferred tax liability related to indefinite life intangible assets was remeasured at the 21% rate.

The deferred income tax benefit of $673,000 for the year ended June 30, 2017 is due to changes in the state tax rate over the last several years. Approximately $559,000 of the benefit relates to state rate changes prior to fiscal 2017, which was all recognized in the current year, of which $157,000 relates to fiscal 2016 and $402,000 relates to years prior to fiscal 2016. The Company believes these amounts are quantitatively and qualitatively immaterial to the balance sheets as of June 30, 2015 and June 30, 2016, as well as the statements of operations and comprehensive loss for the years then ended, and to fiscal 2017. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

At December 31, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of $123,046,000 and $44,467,000, respectively, that are available to offset future income. The federal and state loss carryforwards expire in various years between 2018 and 2037.

At December 31, 2017, the Company has research and experimentation credit carryforwards of $1,509,000 for federal tax purposes that expire in various years between 2019 and 2037, and $1,466,000 for state income tax purposes that do not have an expiration date.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	Six Months Ended December 31,	Years Ended June 30,
	2017	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$29,682,000	$43,687,000	$41,023,000
Income tax credit carryforwards	2,667,000	2,419,000	2,367,000
Stock compensation	751,000	1,047,000	874,000
Other	831,000	1,124,000	1,858,000
Total deferred tax assets	33,931,000	48,277,000	46,122,000

Deferred tax liabilities
Indefinite lived intangible assets	(4,730,000)	(6,968,000)	(7,641,000)
Depreciation and amortization	(126,000)	(176,000)	(230,000)
Total deferred tax liabilities	(4,856,000)	(7,144,000)	(7,871,000)
Valuation allowance	(33,805,000)	(48,101,000)	(45,892,000)
Net deferred taxes	$(4,730,000)	$(6,968,000)	$(7,641,000)

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.     Income Taxes (Continued)

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance decreased by ($14,296,000) during the six months ended December 31, 2017 and increased $2,209,000 and $3,484,000 for the years ended June 30, 2017 and 2016 respectively.

In August 2016, the conversion of the Boyalife Debentures effected an “ownership change” as defined under the provisions of the Tax Reform Act of 1986. As a result, any net operating loss and credit carryovers existing at that date will be subject to an annual limitation regarding their utilization against taxable income in future periods. Additionally, before the conversion of the debentures, it is possible that “ownership changes” occurred, which could create additional limitations on the use of our net operating losses and credit carryovers. Additionally, ownership changes may have occurred in the period ended December 31, 2017, which could limit our utilization of losses and credits generated this year.

14.     Employee Retirement Plan

The Company sponsors an Employee Retirement Plan, generally available to all employees, in accordance with Section 401(k) of the Internal Revenue Code. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees’ contributions. The Company made no discretionary or matching contributions to the Plan for the six months ended December 31, 2017 and the years ended June 30, 2017 and 2016.

15.     Subsequent Events

The Company has evaluated events subsequent to the balance sheet date for inclusion in the accompanying consolidated financial statements through the date of issuance and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto other than as disclosed below.

On March 12, 2018, ThermoGenesis entered into a License Agreement (the “Agreement”) with IncoCell Tianjin Ltd., a Chinese company and wholly-owned subsidiary of China-based Boyalife Group (“IncoCell”). Boyalife Group is an affiliate of the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Boyalife (Hong Kong) Limited, the Company’s largest stockholder. Under the terms of the Agreement, IncoCell was granted the exclusive license to use the ThermoGenesis X-Series products in the conduct of IncoCell’s contract manufacturing and development operations in the People’s Republic of China, Japan, South Korea, Taiwan, Hong Kong, Macau, Singapore, Malaysia, Indonesia and India (the “Territories”).

Pursuant to the terms of the Agreement, ThermoGenesis has granted IncoCell an exclusive license to purchase and use, at a discounted purchase price, X-Series™ cellular processing research devices, consumables, and kits for use in the conduct of contract manufacturing and development services in the Territories. In exchange, ThermoGenesis is entitled to a percentage of IncoCell’s gross contract development revenues, including any potential upfront payments, future milestones or royalty payments, during the term of the Agreement. The term of the Agreement is ten years, provided that either party may terminate the Agreement earlier upon ninety (90) days’ prior notice to the other party.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our last fiscal quarter pursuant to Exchange Act Rule 13a-15. The term “disclosure controls and procedures” means controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017 based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

Set forth below is the name, age and certain biographical information of each of our current directors as of the date of filing of this Form 10-K. Our Board of Directors has concluded that Dr. Russell Medford, Dr. Joseph Thomis and Mr. Mark Westgate are “independent” as defined by NASDAQ and under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as that term relates to membership on our Board of Directors.

Age
Xiaochun (Chris) Xu, PhD, MBA	46

Vivian Liu	56

Russell Medford, MD, PhD	63

Joseph (Jeff) Thomis, PhD	71

Mark Westgate	48

James Xu	47

Biographies

Xiaochun (Chris) Xu, PhD, MBA	Director since March 2016

On November 13, 2017, the Board elected Dr. Xu as President and Chief Executive Officer (transitioning from interim Chief Executive Officer as of November 2016; he joined the Board of Directors in March 2016 and currently serves as Chairman of the Board. Dr. Xu has been the Founder, Chairman and CEO of Boyalife Group Ltd., China since July 2009. From 2008-2009, he was Vice President at Founder Group, a major Chinese technology conglomerate with interests in information technology, pharmaceuticals, real estate, finance, and commodities trading. From 2000-2008, Dr. Xu served in various management positions at Pfizer Inc., and two Nasdaq publicly traded bio-pharmaceutical companies. Dr. Xu received his B.SC. in Biochemistry from the University of Saskatchewan, his Ph.D. degree in Immunology from Washington University School of Medicine (St. Louis, USA) and an Executive MBA degree from Emory University (Atlanta, USA). We believe that Dr. Xu’s extensive and varied experience and knowledge as an executive and investor in the biotechnology, medical device, and pharmaceuticals industry will be a valuable asset to the Company and its Board.

Vivian Liu	Director since November 2016

Ms. Liu was appointed to the Board of Directors and as Chief Operating Officer (COO) in November 2016 and February 2017, respectively. From 2012-2017, Ms. Liu was the Managing Director of OxOnc Services Company, an oncology service company and a partner in OxOnc Development LP, an oncology product development company. Since 2011, Ms. Liu has served as a member of the board of directors at Innovus Pharmaceuticals, Inc. (OTCQB: INNV) and as its CEO from 2011-2012. Ms. Liu co-founded NexMed, Inc., renamed Apricus Biosciences, Inc., (NASDAQ: APRI), and served in numerous capacities, including chairman of the board, CEO and chief financial officer. Ms. Liu received her B.A. in International Relations from University of California, Berkeley in 1983 and her MPA in International Finance from University of Southern California in 1985. We believe that Ms. Liu’s experience as a senior executive officer in multiple publicly held pharmaceutical development companies brings important depth of experience and knowledge to the Company.

Russell Medford, MD, PhD	Director since February 2017

In February 2017, Dr. Medford was appointed to the Board of Directors. Dr. Medford has been a Managing Partner of the Salutramed Group, LLC, a strategic life science advisory firm, since 2012. Dr. Medford has served as the CEO of healthEgames, Inc., a digital healthcare company and as the Chairman of ViaMune, Inc., an immuno-oncology therapeutics company, since 2014. From 1993 to 2009, Dr. Medford served as co-founder, President, CEO and Director of AtheroGenics, Inc (AGIX). On September 15, 2008, an involuntary petition under Chapter 7 of the United States Bankruptcy Code was filed against AtheroGenics, Inc. in the United States Bankruptcy Court for the Northern district of Georgia (the “Bankruptcy Court”) by certain holders of its 4.5% Convertible Notes due 2008. On October 6, 2008, AtheroGenics, Inc. consented to the bankruptcy filing and moved in the Bankruptcy Court to convert the Chapter 7 case to a case under Chapter 11 of the United States Bankruptcy Code. Dr. Medford was a founding Board Director of Inhibitex, Inc. (INHX) until it was acquired by Bristol-Myers-Squibb in 2012. Dr. Medford is a board-certified physician, and currently holds numerous trustee or board positions including Georgia Global Health Alliance, Inc., and Georgia BIO. Dr. Medford served on the faculties of both the Harvard Medical School and Emory University School of Medicine and obtained his MD and PhD from the Albert Einstein College of Medicine. We believe that Dr. Medford’s experience as a founder and executive of several pharmaceutical development companies will be a valuable asset in connection with the Company’s clinical development activities. Dr. Medford is one of our independent directors pursuant to applicable NASDAQ rules and is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii).

Joseph (Jeff) Thomis, PhD	Director since January 2017

Dr. Thomis joined our Board of Directors in January 2017. Since 2012 he has been the CEO at Thomis Consulting BVBA and a partner in OxOnc Development LP, an oncology product development company. From 1997-2012 he was at Quintiles Transnational where he held numerous positions including Chairman of the American Management Board, President of Global Clinical Development Services and President of European Clinical Development Services. Dr. Thomis has served as a non-executive director at NovaQuest LLC, a private equity company since 2014 and is a member of the audit committee and Chairman of the Board of Quotient Clinical, a translational pharmaceutics company since 2016. From 2013-2015, he served as Chairman of the Board of Idis Pharma, a global company providing unlicensed medicines to patients with unmet medical needs. From 2012 to 2013 he was a non-executive director of PDP Courier Services, Ltd and from 2010-2012 he was Chairman of the American Management Board of Quintiles. We believe that Dr. Thomis’ extensive experience with clinical trials and contract research organizations will enable him to provide valuable insight and knowledge with respect to the Company’s clinical development activities. Dr. Thomis received his Ph.D. in Pharmaceutical Sciences from the University of Leuven in Belgium. Dr. Thomis is one of our independent directors pursuant to applicable NASDAQ rules.

Mark Westgate	Director since May 2017

Mr. Westgate joined our Board of Directors in May 2017. Mr. Westgate has served as Vice President, Finance since 2011 at PCT Cell Therapy Services, LLC, now a Hitachi Group Company. From 2002 to 2011 he was Chief Financial Officer, Treasurer and Assistant Secretary for NexMed, Inc., later renamed Apricus Biosciences, Inc. (Nasdaq: APRI). From 1998-2002, Mr. Westgate was Group Controller and Treasurer of Lavipharm Corp., an international pharmaceutical research and development company. He received his Bachelor of Business Administration in Public Accounting from Pace University. Mr. Westgate is a CPA. We believe that Mr. Westgate’s experience as a principal financial officer in both publicly traded and privately held life sciences companies will provide substantial insight to the Board, particularly in connection with finance and accounting matters. Mr. Westgate is one of our independent directors pursuant to applicable NASDAQ rules and is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii).

James Xu	Director since November 2016

Mr. Xu joined our Board of Directors in November 2016. Mr. Xu is the nominee of the Boyalife Entities under the Nomination and Voting Agreement. Mr. Xu has been the General Counsel of the Boyalife Group Ltd. since 2010. Mr. Xu received his Master of Science in Electrical Engineering and MBA from the University of Mississippi, J.D. and LLM in Taxation from DePaul Law School, LLM in Intellectual Properties and LLM in Information Technologies from John Marshall Law School. Mr. Xu is a practicing attorney and licensed CPA in the State of Illinois. Mr. Xu is also a Patent Lawyer licensed by U.S. Patent and Trademark Office. We believe that Mr. Xu’s combination of technical, legal, and accounting knowledge will bring a unique cross-disciplinary skill set with respect to the Board’s oversight of the Company’s operations and development activities.

EXECUTIVE OFFICERS

Set forth below is information about our current executive officers of the Company as of the date of this filing of this Form 10-K:

Name	Position	Age
Dr. Xiaochun (Chris) Xu, PhD, MBA	President, CEO and Chairman of the Board	46
Ms. Vivian Liu	COO	56
Mr. Jeff Cauble	Principal Accounting Officer	45

Executive officers serve at the pleasure of our Board of Directors. To our management’s knowledge, there are neither any family relationships between any of our executive officers or key employees nor have any of our executive officers or key employees been involved in a legal proceeding that would be required to be disclosed pursuant to Item 401 (f) of Regulation S-K of the Exchange Act.

Biographies

The biographies for Dr. Xu and Ms. Liu can be found above.

Mr. Jeff Cauble was appointed Principal Accounting and Financial Officer on March 10, 2017. Mr. Cauble has been employed with the Company since 2010 and has served as Accounting Manager, Assistant Controller and Director of Finance. Mr. Cauble has over 19 years of accounting experience in various financial and managerial roles for Diamond Foods Inc. (DMND) and E.&J. Gallo Winery. Mr. Cauble is a Certified Public Accountant and graduated from University of Idaho with a BS in accounting and finance.

CORPORATE GOVERNANCE

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us we believe that during the six months ended December 31, 2017, all filing requirements applicable to our officers, directors and greater that 10% beneficial owners were timely complied with.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including our CEO and CFO, Controller or any person performing similar functions. A copy of our code of ethical conduct can be found on our website at www.cescatherapeutics.com. The Company will report any amendment or waiver to the code of ethics on our website within four (4) business days.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following table sets forth certain information regarding the compensation paid to our Named Executive Officers (NEOs) for the fiscal years ended June 30, 2016 and 2017 and the six month Transition Period ended December 31, 2017:

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Comp ($)		All Other Comp ($)		Total ($)
Chris Xu, Ph.D.(7)	2017TP	216,000		--		--	706,000	--		26,000	(2)	948,000
Chief Executive Officer (as of 11/3/16)	2017	263,000		--		--	104,000	--		--		367,000
Vivian Liu(7)	2017TP	128,000		--		--	589,00	--		26,000	(2)	743,000
Chief Operating Officer (as of 2/15/17)	2017	86,000		--		72,000	52,000	--		--		210,000
Jeff Cauble	2017TP	80,000		26,000	(3)	--	--	--		--		106,000
Principal Financial & Accounting Officer (as of 3/10/17)	2017	143,000	(4)	6,000		46,000	8,000	--		--		203,000
	2016	126,000	(5)	11,000		6,000	9,000	11,000	(6)	--		163,000

(1)

The amounts reported are the aggregate grant date fair value of the awards computed in accordance with ASC 718. See Note 10 of notes to Financial Statements for the assumptions used in determining such amounts.

(2)	Represents grant date calculated value of ThermoGenesis options awarded on December 29, 2017.
(3)	Represents amounts earned under the Company’s 2017 short-term incentive program.
(4)	Includes payments through March 9, 2017 when Mr. Cauble was Director of Finance.
(5)	Represents payments when Mr. Cauble was Director of Finance.
(6)	Represents amounts earned under the Company’s 2016 short-term incentive program. Mr. Cauble received 2,856 shares on July 7, 2016 and $3,000 cash in September 2016 as payment.
(7)	Dr. Xu and Ms. Liu were not employed by the Company during the fiscal year ended June 30, 2016.

Employment Agreements

Dr. Xiaochun (Chris) Xu. Dr. Xu’s Employment Agreement provides that Dr. Xu is entitled to a base salary of $460,000 per annum and that Dr. Xu will devote at least of a majority of his full working time and efforts to the affairs of the Company. Dr. Xu is eligible to receive a performance bonus equal to a percentage of his base salary based on performance against annual objectives at the discretion of the Board (STI award). The target percentage is 60%, but the actual percentage as determined by the Board may range from 0% to higher than 100% of his base salary. Either of Dr. Xu or the Company may terminate the Employment Agreement at any time and for any reason. In the event that Dr. Xu’s employment is terminated by the Company without “Cause” or he resigns for “Good Reason” (each as defined in the Employment Agreement), he will be entitled to receive a sum equal to eighteen months of base salary in effect as of the termination date, a lump sum cash payment equal to one and a half times the most recently established and earned annual STI Award, all options to acquire Company common stock shall become vested as of the termination date, and the Company shall pay up to eighteen months of COBRA premiums. If Dr. Xu’s employment is terminated by the Company without Cause or he resigns for Good Reason, in each case, within three months prior to or eighteen months following certain changes in control of the Company, he will be entitled to receive a lump sum cash payment equal to thirty-six months of the base salary in effect as of the termination date, a lump sum cash payment equal to three times the most recently established and earned annual STI Award, all options to acquire Company common stock shall become vested as of the termination date, and the Company shall pay up to twenty four months of COBRA premiums.

Ms. Vivian Liu. Under the terms of the modified employment agreement with Ms. Liu, she shall serve as COO, and she will receive a base salary of $255,000 per annum, and has the potential to receive up to 50% of her salary in annual bonus. In the event that Ms. Liu’s employment is terminated by the Company without Cause or she resigns for Good Reason, she will be entitled to receive nine months of base salary in effect as of the termination date and six months of accelerated vesting on all outstanding options to acquire the Company’s common stock and restricted common stock awards. If Ms. Liu’s employment is terminated by the Company without Cause or she resigns for Good Reason, in each case, within three months prior to or one year following certain changes in control of the Company, she will be entitled to receive a lump-sum cash payment equal to twelve months of base salary in effect as of the termination date, a lump-sum cash payment equal to her most recently established annual short-term incentive target award, full acceleration of vesting on all outstanding options to acquire the Company’s common stock and restricted common stock awards and 12 months of COBRA premiums.

Mr. Jeff Cauble. The Company does not have an employment agreement with Mr. Cauble.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding option and stock awards held by the NEOs as of December 31, 2017. The grant date fair value of the awards granted during the six months ended December 31, 2017 and the years ended June 30, 2017 and 2016 is disclosed in the Summary Compensation Table.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chris Xu, Ph.D.	1,250	--	$4.20	3/9/23
	1,250	--	$2.86	7/1/23
	50,000	--	$2.91	12/14/23
	--	300,000(1)	$3.00	12/29/27
	30,000(2)	--	$1.50	12/29/27
Vivian Liu	1,250	--	$2.84	11/03/23
	25,000	--	$2.89	2/24/24
		250,000(3)	$3.00	12/29/27
	30,000(2)	--	$1.50	12/29/17
Jeff Cauble	188	--	$27.40	7/1/18
	834	416(4)	$12.60	9/10/22
	1,333	2,667(5)	$2.86	7/7/23
					416(6)	1,000

(1)	Vests in equal installments on December 31, 2018, 2019, 2020, 2021 and 2022.
(2)	Represents ThermoGenesis options. Vests in equal installments on December 29, 2018, 2019, 2020, 2021 and 2022.
(3)	Vests in equal installments on December 29, 2018, 2019, 2020, 2021 and 2022.
(4)	Vests in equal installments on March 10, 2018 and September 10, 2018.
(5)	Vests in equal installments on January 7, 2018, July 7, 2018, January 7, 2019 and July 7, 2019.
(6)	Vests on May 5, 2018.

Potential Payments upon Termination or Change in Control

Dr. Xu and Ms. Liu have certain change of control rights under their employment agreements. The Compensation Committee considers these rights, on a case by case basis, to provide Named Executive Officers with the ability to make appropriate, informed decisions on strategy and direction of the Company that may adversely impact their particular positions, but nevertheless are appropriate for the Company and its stockholders. Our Compensation Committee believes that the Company should provide reasonable severance benefits to certain of its executive officers, recognizing that it may be difficult for such officers to find comparable employment within a short period of time and that severance arrangements may be necessary to attract highly qualified officers in a competitive hiring environment.

The following table describes the potential payments upon a hypothetical termination without cause, resignation for good reason or due to a change in control of the Company on December 31, 2017 for the NEOs. The actual amounts that may be paid upon an executive’s termination of employment can only be determined at the actual time of such termination.

Termination Without Cause or Resignation for Good Reason
Name	Salary ($)		Incentive Compensation		Estimated Value of Accelerated Stock Options and Restricted Stock Awards(1) ($)	Health Benefits ($)	Total ($)
Chris Xu, Ph.D.	690,000	(2)	414,000	(2)	--	36,000	1,140,000
Vivian Liu	191,000	(3)	--		--	--	191,000
Jeff Cauble	--		--		--	--	--
Termination Following a Change of Control
Chris Xu, Ph.D.	1,380,000	(2)	828,000	(2)	--	48,000	2,256,000
Vivian Liu	255,000	(2)	43,000	(2)	--	21,000	319,000
Jeff Cauble	--		--		--	--	--

__________

(1)

For purposes of this calculation, we used the closing price of our Common Stock on December 31, 2017 which was $3.00. The estimated value of accelerated vesting for outstanding stock options is $0 for all options in which the exercise price exceeded the closing price of our Common Stock as of December 31, 2017.

(2)	Payable in a lump-sum payment.
(3)	Payable in biweekly installments over nine months.

COMPENSATION OF DIRECTORS

Director Compensation Table

The following table sets forth the compensation received by each of the Company’s non-employee directors for the six month Transition Period ended December 31, 2017.

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Total ($)
Russell Medford, Ph.D.	25,000	--	25,000
Mahendra S. Rao, Ph.D.(1)	11,000	--	11,000
Jeff Thomis, Ph.D.	21,000	--	21,000
Mark Westgate	29,000	--	29,000
James Xu	8,000	--	8,000

(1)	Dr. Rao resigned as a member of our Board of Directors effective October 19, 2017.

The following table sets forth the aggregate number of option awards held by each non-employee director as of December 31, 2017:

Name	Aggregate Number of Option Awards
Russell Medford, Ph.D.	13,500
Mahendra S. Rao, Ph.D. (1)	11,182
Jeff Thomis, Ph.D.	13,500
Mark Westgate	13,500
James Xu	14,750

(1) Dr. Rao resigned as a member of our Board of Directors effective October 19, 2017.

Each non-employee director receives an annual fee of $15,000. The chairperson of each standing committee receives an additional annual fee of $15,000 for the Audit Committee, $12,500 for the Scientific and Technology Committee, $10,000 for the Compensation Committee and $7,000 for the Governance Committee. Each non-chair committee member receives an annual fee of $7,500 for the Audit Committee, $6,000 for the Scientific and Technology Committee, $5,000 for the Compensation Committee and $3,500 for the Governance Committee.

All fees are paid quarterly. In addition, we reimburse our directors for their reasonable expenses incurred in attending meetings of the Board and its committees.

In May 2017, the annual stock option grant was changed to 13,500 shares with vesting over 24 months and a ten year life. In March 2018, the annual stock option grant was changed to a one-time grant of 54,000 shares, with 13,500 shares vesting annually and a ten year life.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table provides information for all of the Company’s equity compensation plans in effect as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	634,047	$4.67	2,444
Equity compensation plans not approved by security holders(1)	522,396	$3.00	202,604
Total	1,156,443		205,048

(1) On November 13, 2017, the Board approved and adopted an amendment to the Amended 2016 Plan to increase the number of shares that may be issued by 725,000 shares. The Plan Amendment will be null and void if not approved by the Company’s stockholders prior to November 13, 2018.

On December 29, 2017, the Board of Directors of ThermoGenesis Corp., a majority owned subsidiary of the Company (“ThermoGenesis”), adopted the ThermoGenesis Corp. 2017 Equity Incentive Plan (the “ThermoGenesis Plan”) and on the same day granted options to purchase an aggregate of 280,000 shares of ThermoGenesis common stock to employees, directors, consultants, and advisors of ThermoGenesis. The ThermoGenesis Plan was unanimously approved by the ThermoGenesis stockholders (including the Company) on December 29, 2017.  The ThermoGenesis Plan authorizes the issuance of up to 1,000,000 shares of ThermoGenesis common stock, all of which may be issued as incentive stock options under Section 422 of the Internal Revenue Code. The ThermoGenesis Plan is administered by the Compensation Committee of the ThermoGenesis Board of Directors, except that if such a committee is not appointed, the plan will be administered by the ThermoGenesis Board.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF CESCA THERAPEUTICS INC.

The Company has only one class of stock outstanding, common stock. The following table sets forth certain information as of February 28, 2018 with respect to the beneficial ownership of Company’s common stock for (i) each director and director nominee, (ii) each NEO herein, (iii) all of Company’s directors and officers as a group, and (iv) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of Company’s common stock. As of February 28, 2018, there were 10,872,428 shares of common stock outstanding.

To the Company’s knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Xiaochun (Chris) Xu, PhD, MBA	52,500	(2)	*	%

Vivian Liu	51,250	(3)	*	%

Russell Medford	8,390	(4)	*	%

Jeff Thomis, PhD	8,900	(5)	*	%

Mark Westgate	6,182	(6)	*	%

James Xu	10,804	(7)	*	%

Jeff Cauble	11,333	(8)	*	%

Officers & Directors as a Group (7 persons)	149,359		1.4%

5% Common Stockholders
Boyalife (Hong Kong) Ltd(9)	10,367,648	(9)	72.0%

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

(3)	Includes 25,000 common shares and 26,250 shares issuable upon the exercise of options.
(4)	Represents 8,390 shares issuable upon the exercise of options.
(5)	Represents shares issuable upon the exercise of options.
(6)	Represents shares issuable upon the exercise of options.
(7)	Represents shares issuable upon the exercise of options.
(8)	Includes 8,103 common shares and 3,230 shares issuable upon the exercise of options.
(9)

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

For the six months ended December 31, 2017 and the fiscal years ended June 30, 2017 and 2016, the following related party transactions are reportable under Item 404 of Regulation S-K.

Revolving Credit Agreement

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

On September 13, 2017, the Company entered into Amendment No. 1 to the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amends the Credit Agreement by increasing the Company’s maximum borrowing availability thereunder from $5,000,000 to $10,000,000. In connection with such amendment, the Company and Lender entered into an amended and restated convertible promissory note to reflect the new aggregate maximum principal amount of $10,000,000. The Company has drawn down a total of $6,700,000 as of December 31, 2017.

The Credit Agreement and the Convertible Promissory Note issued thereunder (the “Note”) provide that the principal and all accrued and unpaid interest under the Loan will be due and payable on the Maturity Date, with payments of interest-only due on the last day of each calendar year. The Loan bears interest at 22% per annum, simple interest, except that certain borrowed amounts used to pay legal expenses under the bill payment arrangement will not bear interest. As of December 31, 2017, the Company had $657,000 of interest accrued and payable, which has not yet been paid. The Company has five business days after the Lender demands payment to pay the interest due before the Loan is considered in default.

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

The Company recorded interest expense of $535,000 for the six months ended December 31, 2017 under this loan and $122,000 for the year ended June 30, 2017.

Distributor Agreement

On August 21, 2017, ThermoGenesis entered into an International Distributor Agreement with Boyalife W.S.N. Under the terms of the agreement, Boyalife W.S.N. was granted the exclusive right, subject to existing distributors and customers (if any), to develop, sell to, and service a customer base for the ThermoGenesis’ AXP (AutoXpress) System and BioArchive System in the People’s Republic of China (excluding Hong Kong and Taiwan), Singapore, Indonesia, and the Philippines (the “Territories”). Boyalife W.S.N. is an affiliate of our Chief Executive Officer and Chairman of our Board of Directors, and Boyalife (Hong Kong) Limited, our largest stockholder. Boyalife W.S.N.’s rights under the agreement include the exclusive right to distribute AXP Disposable Blood Processing Sets and use rights to the AXP (AutoXpress) System, BioArchive System and other accessories used for the processing of stem cells from cord blood in the Territories. Boyalife W.S.N. is also appointed as the exclusive service provider to provide repairs and preventative maintenance to ThermoGenesis products in the Territories.

The term of the agreement is for three years with ThermoGenesis having the right to renew the agreement for successive two-year periods at its option. However, ThermoGenesis has the right to terminate the agreement early if Boyalife W.S.N. fails to meet specified minimum purchase requirements.

Revenues

During the six months ended December 31, 2017, the Company recorded $1,679,000 of revenues from Boyalife and had an accounts receivable balance from Boyalife of $862,000 at December 31, 2017. During the year ended June 30, 2017, the Company recorded $308,000 of revenues from Boyalife and had an accounts receivable balance of $308,000 at June 30, 2017.

Bill Payment Arrangement

The Company entered into a bill payment arrangement whereby Boyalife Group Ltd. (Payor), the Company’s largest shareholder, agreed to pay the Company’s legal expenses payable to the Company’s attorney related to certain litigation involving SynGen Inc. (the “Bill Payment Arrangement”), although the Company remains jointly and severally liable for the payment of such legal fees. The terms of the Bill Payment Arrangement provided that the Company will reimburse Payor for any and all amounts paid by Payor in connection with the Bill Payment Arrangement under certain specified events. There is no interest payable on the outstanding balance of related party payable. As of December 31, 2017, invoices totaling $606,000 had been paid by Payor and are included in related party payable as the Company anticipates repaying this within a year.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the fees billed to us by Marcum LLP for the periods indicated below.

Fee Category	2017TP		Fiscal 2017		Fiscal 2016
Audit Fees	$217,000	(1)	$294,000	(1)	$364,000	(1)
Audit-Related Fees	--		--		--
Tax Fees	--		--		--
All Other Fees(2)	--		--		--
Total Fees	$217,000		$294,000		$364,000

________

(1)

The audit fees consisted of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements and capital market financings.

(2)

All other fees consist of fees for other permissible work performed that does not meet with the above category descriptions. There were no fees for other services by Marcum LLP for the six months ended December 31, 2017 and the fiscal years ended June 30, 2017 and 2016.

The Audit Committee pre-approves all audit and non-audit services to be, and has approved all of the foregoing audit services, performed by the independent registered public accounting firm in accordance with the Audit Committee Charter.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Transition Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting is contained as part of this Transition Report under Item 9A “Controls and Procedures.”

(a) (2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are not required.

(b)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on the next page, which are incorporated herein by this reference.

ITEM 16.     FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference
2.1	Asset Acquisition Agreement, dated July 7, 2017, between ThermoGenesis Corp. and SynGen Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on July 11, 2017.
3.1	Sixth Amended and Restated Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-8 filed with the SEC on May 18, 2017.
3.2	Restated Bylaws of Cesca Therapeutics Inc.	Incorporated by reference to Exhibit 99.1 to Form 8-K filed with the SEC on October 30, 2014.
10.1	Amended and Restated 2006 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6.1 to Form 8-K filed with the SEC on May 1, 2014.
10.2	2012 Independent Director Plan	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the SEC on October 23, 2012.
10.3	Form of Series A Warrant	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on September 1, 2015.
10.3.1	Form of Series A Warrant Amendment	Incorporated by reference to Exhibit 10.7 to Form 8-K filed with the SEC on February 3, 2016.
10.4*	Sixth Amended and Restated Technology License and Escrow Agreement between the Company, ThermoGenesis Corp. and Cbr Systems, effective May 15, 2017	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 31, 2017.
10.5	Purchase Agreement between the Company and Boyalife Investment Inc. and Boyalife (Hong Kong) Limited	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 3, 2016.
10.6	Form of Debenture between the Company and Boyalife Investment Inc. and Boyalife (Hong Kong) Limited	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on February 3, 2016.
10.7	Form of Warrant	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on February 3, 2016.
10.8	Form of Nomination and Voting Agreement	Incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on February 3, 2016.
10.9	Form of Security Agreement	Incorporated by reference to Exhibit 10.5 to Form 8-K filed on February 3, 2016.
10.10	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed with the SEC on November 17, 2016.
10.11	Cesca Therapeutics Inc. 2016 Equity Incentive Plan, as amended	Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the SEC on May 18, 2017.
10.12	Employment Agreement between Ms. Vivian Liu and Cesca Therapeutics Inc., effective February 24, 2017	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 2, 2017.
10.12.1	Amendment No. 1 to Executive Employment Agreement, dated November 13, 2017, between the Company and Vivian Liu.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on November 15, 2017.
10.13	Revolving Credit Agreement, dated March 6, 2017, between Cesca Therapeutics Inc. and Boyalife Investment Fund II, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 10, 2017.
10.14	Form of Notice of Grant of Stock Options and Option Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 11, 2017.

Exhibit No.	Document Description	Incorporation by Reference
10.15	Voting Agreement, dated July 7, 2017, among the Company, ThermoGenesis Corp., Bay City Capital Fund V, L.P. and Bay City Capital Fund V Co-Investment Fund, L.P.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 11, 2017.
10.16	Right of First Refusal and Co-Sale Agreement, dated July 7, 2017, among the Company, ThermoGenesis Corp., Bay City Capital Fund V, L.P. and Bay City Capital Fund V Co-Investment Fund, L.P.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on July 11, 2017.
10.17	Investors’ Rights Agreement, dated July 7, 2017, among ThermoGenesis Corp., Bay City Capital Fund V, L.P and Bay City Capital Fund V Co-Investment Fund, L.P.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 11, 2017.
10.18	Amended and Restated Certificate of Incorporation of ThermoGenesis Corp.	Incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on July 11, 2017.
10.19*	International Distributor Agreement, dated August 21, 2017, between ThermoGenesis Corp. and Boyalife W.S.N.	Incorporated by reference to Exhibit 10.29 to Form 10-K filed with the SEC on September 21, 2017.
10.20	Amendment No. 1 to Revolving Credit Agreement, dated September 13, 2017, between the Company and Boyalife Investment Fund II, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 19, 2017.
10.21	Amended and Restated Convertible Promissory Note, dated September 13, 2017, between the Company and Boyalife Investment Fund II, Inc.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 19, 2017.
10.22	Amendment to Cesca Therapeutics Inc. 2016 Equity Incentive Plan, dated November 13, 2017.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on November 15, 2017.
10.23	Executive Employment Agreement, dated November 13, 2017, between the Company and Xiaochun Xu.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on November 15, 2017.
10.24	Form of Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on November 15, 2017.
10.25	Placement Agency Agreement, dated November 29, 2017, between the Company and Dawson James Securities, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on November 29, 2017.
10.26	General Release and Waiver between Mr. Michael Bruch and Cesca Therapeutics Inc., effective February 28, 2017.	Incorporated by reference to Exhibit 10.1 to Form 8-K, filed with withe SEC on March 2, 2017.
10.27*	Exclusive License Agreement, dated March 12, 2018, between ThermoGenesis Corp. and IncoCell Tianjin Ltd.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 16, 2018.
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit No.	Document Description	Incorporation by Reference
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

*	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC.

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

CRITICAL LIMB ISCHEMIA (CLI): A severe obstruction of the arteries that seriously decreases blood flow to the extremities (arms, hands, legs, feet) and has progressed to the point of severe pain and even skin ulcers of sores.

CRYOPRESERVATION: Maintaining the life of excised tissue or organs by freezing and storing at very low temperatures.

HEMATOPOIETIC: The formation of blood.

IN VITRO: Occurring in an artificial environment outside a living organism.

IN VIVO: Occurring or made to occur within a living organism or natural setting.

ISCHEMIA: Deficient supply of blood and oxygen to a body part.

LEUKAPHERESIS: A laboratory procedure in which white blood cells are separated from a sample of blood. It is a specific type of apheresis, the more general term for separating out one particular constituent of blood and returning the remainder to the circulation.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Transition Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cesca Therapeutics Inc.

Dated: March 22, 2018	By:/s/	Xiaochun “Chris” Xu
Xiaochun “Chris” Xu, Chief Executive Officer
(Principal Executive Officer)

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Xiaochun “Chris” Xu and Jeff Cauble and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Transition Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/	Chris Xu	Dated: March 22, 2018
Chris Xu, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:/s/	Jeff Cauble	Dated: March 22, 2018
Jeff Cauble, Principal Financial and Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

By:/s/	Vivian Liu	Dated: March 22, 2018
Vivian Liu, Chief Operating Officer and Director

By: /s/	Russell Medford	Dated: March 22, 2018
Russell Medford, Director

By: /s/	Joseph Thomis	Dated: March 22, 2018
Joseph Thomis, Director

By: /s/	Mark Westgate	Dated: March 22, 2018
Mark Westgate, Director

By: /s/	James Xu	Dated: March 22, 2018
James Xu, Director