Form 10-Q
period 2018-03-31
CESCA THERAPEUTICS INC.
filed 2018-05-14
CIK 811212

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018.

or

___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-16375 Cesca Therapeutics Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2018
Common stock, $.001 par value	11,482,480

Cesca Therapeutics Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cesca Therapeutics Inc.

Condensed Consolidated Balance Sheets

	March 31 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,872,000	$3,513,000
Accounts receivable, net of allowance for doubtful accounts of $277,000 ($274,000 at December 31, 2017)	1,549,000	1,687,000
Accounts receivable – related party	100,000	862,000
Inventories, net of reserves of $840,000 ($1,069,000 at December 31, 2017)	5,221,000	4,798,000
Prepaid expenses and other current assets	557,000	594,000
Total current assets	10,299,000	11,454,000

Restricted cash	1,000,000	1,000,000
Equipment, net	3,265,000	2,996,000
Goodwill	13,976,000	13,976,000
Intangible assets, net	21,590,000	21,629,000
Other assets	51,000	56,000
Total assets	$50,181,000	$51,111,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,415,000	$2,079,000
Accrued payroll and related expenses	441,000	532,000
Deferred revenue	722,000	384,000
Related party payable	606,000	606,000
Other current liabilities	2,211,000	1,863,000
Total current liabilities	6,395,000	5,464,000

Long-term debt-related party	7,200,000	6,700,000
Noncurrent deferred tax liability	4,730,000	4,730,000
Derivative obligations	338,000	597,000
Other non-current liabilities	398,000	408,000
Total liabilities	19,061,000	17,899,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--
Common stock, $0.001 par value; 350,000,000 shares authorized; 11,482,064 issued and outstanding (10,872,428 at December 31, 2017)	11,000	11,000
Paid in capital in excess of par	222,721,000	221,371,000
Accumulated deficit	(190,679,000)	(187,640,000)
Accumulated other comprehensive loss	(36,000)	(43,000)
Total Cesca Therapeutics Inc. stockholders’ equity	32,017,000	33,699,000

Noncontrolling interests	(897,000)	(487,000)
Total equity	31,120,000	33,212,000
Total liabilities and stockholders’ equity	$50,181,000	$51,111,000

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2018	2017

Net revenues	$1,867,000	$3,252,000

Cost of revenues	1,515,000	1,875,000

Gross profit	352,000	1,377,000

Expenses:

Sales and marketing	325,000	335,000

Research and development	1,041,000	567,000

General and administrative	2,242,000	2,591,000

Total operating expenses	3,608,000	3,493,000

Loss from operations	(3,256,000)	(2,116,000)

Fair value change of derivative instruments	259,000	69,000
Interest expense	(361,000)	(19,000)
Other expenses	(12,000)	(31,000)
Net loss	(3,370,000)	(2,097,000)

Loss attributable to noncontrolling interests	(410,000)	--
Net loss attributable to common stockholders	$(2,960,000)	$(2,097,000)

Net loss	$(3,370,000)	$(2,097,000)
Other comprehensive income:
Foreign currency translation adjustments	7,000	(2,000)
Comprehensive loss	(3,363,000)	(2,099,000)
Comprehensive loss attributable to noncontrolling interests	(410,000)	--
Comprehensive loss attributable to common stockholders	$(2,953,000)	$(2,099,000)

Per share data:

Basic and diluted net loss per common share	$(0.27)	$(0.21)

Weighted average common shares outstanding – basic and diluted	10,899,225	9,891,707

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,370,000)	$(2,097,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,000	185,000
Stock based compensation expense	137,000	247,000
(Recovery of) reserve for excess and slow-moving inventories	(29,000)	22,000
Change in fair value of derivative	(259,000)	(69,000)
Loss on disposal of equipment	--	70,000
Net change in operating assets and liabilities:
Accounts receivable	896,000	75,000
Inventories	(224,000)	(211,000)
Prepaid expenses and other assets	39,000	(58,000)
Accounts payable	69,000	(150,000)
Related party payable	--	606,000
Accrued payroll and related expenses	(92,000)	(1,315,000)
Deferred revenue	259,000	286,000
Other current liabilities	356,000	(167,000)
Other noncurrent liabilities	5,000	33,000

Net cash used in operating activities	(2,054,000)	(2,543,000)

Cash flows from investing activities:
Capital expenditures	(290,000)	(33,000)
Net cash used in investing activities:	(290,000)	(33,000)

Cash flows from financing activities:
Payments on capital lease obligations	(9,000)	(23,000)
Proceeds from long-term debt-related party	500,000	1,500,000
Payment of financing cost	--	(13,000)
Proceeds from issuance of common stock, net	1,213,000	--

Net cash provided by financing activities	1,704,000	1,464,000
Effects of foreign currency rate changes on cash and cash equivalents	(1,000)	4,000
Net decrease in cash, cash equivalents and restricted cash	(641,000)	(1,108,000)

Cash, cash equivalents and restricted cash at beginning of period	4,513,000	4,899,000
Cash, cash equivalents and restricted cash at end of period	$3,872,000	$3,791,000

Supplemental non-cash financing and investing information:
Transfer of equipment to inventories	$172,000	$625,000

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

Liquidity and Going Concern

The Company has a Revolving Credit Agreement (Credit Agreement) with Boyalife Asset Holding II, Inc. (Refer to Note 4).  As of March 31, 2018, the Company had drawn down $7,200,000 of the $10,000,000 available under the Credit Agreement.  Future draw-downs may be limited for various reasons including default or government regulations in China. Boyalife Asset Holding II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

On March 28, 2018, the Company sold 609,636 shares of common stock at a price of $2.27 per share.  The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company, were $1,213,000.

At March 31, 2018, the Company had cash and cash equivalents of $2,872,000 and working capital of $3,904,000. The Company has incurred recurring operating losses and as of March 31, 2018 had an accumulated deficit of $190,679,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date. The Company anticipates requiring additional capital to grow the device business, to fund other operating expenses and to make interest payments on the line of credit with Boyalife. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company plans to seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cesca, its majority-owned subsidiary, ThermoGenesis, and its wholly-owned subsidiaries, TotipotentRX Cell Therapy, Pvt. Ltd. and TotipotentSC Scientific Product Pvt. Ltd. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Cesca’s Transition Report on Form 10-K for the transition period ended December 31, 2017.

2.     Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting period beginning after January 1, 2018 are presented under ASU No. 2014-09, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under “Revenue Recognition” (Topic 605). The Company recorded a net increase to accumulated deficit of $79,000 as of January 1, 2018 due to the cumulative impact of adopting Accounting Standard Codification (ASC) Topic 606, with the impact related to service obligations requiring deferral. ASC 606 requires the Company to defer costs related to obligations on service contracts with limited performance obligations. Under previous guidance, these service obligations were amortized on a straight-line basis.

Revenue Recognition

Revenue is recognized based on the five-step process outlined in ASC 606:

Step 1 – Identify the Contract with the Customer – A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Step 2 – Identify Performance Obligations in the Contract – Upon execution of a contract, the Company identifies as performance obligations each promise to transfer to the customer either (a) goods or services that are distinct or (b) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer.  To the extent a contract includes multiple promised goods or services, the Company must apply judgement to determine whether the goods or services are capable of being distinct within the context of the contract.  If these criteria are not met, the goods or services are accounted for as a combined performance obligation.

Step 3 – Determine the Transaction Price – – The contract terms and customary business practices are used to determine the transaction price.  The transaction price is the amount of consideration expected to be received in exchange for transferring goods or services to the customer.  The Company’s contracts include fixed consideration.

Step 4 – Allocate the Transaction Price – After the transaction price has been determined, the next step is to allocate the transaction price to each performance obligation in the contract. If the contract only has one performance obligation, the entire transaction price will be applied to that obligation. If the contract has multiple performance obligations, the transaction price is allocated to the performance obligations based on the relative standalone selling price (SSP) at contract inception.

Step 5 – Satisfaction of the Performance Obligations (and Recognize Revenue) – When an asset is transferred and the customer obtains control of the asset (or the services are rendered), the Company recognizes revenue. At contract inception, the Company determines if each performance obligation is satisfied at a point in time or over time. For device sales, revenue is recognized at a point in time when the goods are transferred to the customer and they obtain control of the asset. For maintenance contracts, revenue is recognized over time as the performance obligations in the contracts are completed.

Disaggregation of Revenue

The Company’s primary revenue streams include device sales, service revenue from device maintenance contracts and clinical services.

Device Sales

Device sales include devices and consumables for BioArchive, AXP, MXP, X-Series Products and Manual Disposables.  Most devices are sold with contract terms stating that title passes and the customer takes control at the time of shipment.  Revenue is then recognized when the devices are shipped and the performance obligation has been satisfied.  If devices are sold under contract terms that specify that the customer does not take ownership until the goods are received revenue is recognized when the customer receives the assets.

Service Revenue

Service revenue consists primarily of maintenance contracts for BioArchive, AXP and X-Series Products.  Devices sold have warranty periods of one to two years.  After the warranty expires, the Company offers annual maintenance contracts for the remaining life of the devices.  Under these contracts, customers pay in advance.  These prepayments are recorded as deferred revenue and recognized over time as the contract performance obligations are satisfied.  For AXP and X-Series products, the Company offers one type of maintenance contract providing preventative maintenance and repair services.  Revenue under these contracts is recognized ratably over time, as the customer has the right to use the service at any time during the annual contract period and services are unlimited.  For BioArchive, the Company offers three types of maintenance contracts; Gold, Silver and Preventative Maintenance Only.  Under the Gold contract, preventative maintenance and repair services are unlimited and revenue is recognized ratably over time.  For the Silver and Preventative Maintenance contracts, available services are limited and revenue is recognized during the contract period when the underlying performance obligations are satisfied.  If the services are not used during the contract period, any remaining revenue is recognized when the contract expires.  The renewal date for maintenance contract varies by customer, depending when the customer signed their initial contract.

Clinical Services

Service revenue in our Clinical Development Segment includes point of care procedures and cord blood processing and storage in our clinical segment.  Point of care procedures are recognized when the procedures are performed.  Cord blood processing and storage is recognized as the performance obligations are satisfied.  Processing revenue is recognized when that performance obligation is completed immediately after the baby’s birth, with storage revenue recorded as deferred revenue and recognized ratably over time for up to 21 years.  As of March 31, 2018, the total deferred cord blood storage revenue is $285,000 and is included in other non-current liabilities in the condensed consolidated balance sheets.  The customer may pay for both services at the time of processing.  The amount of the transaction price allocated to each of the performance obligations is determined by using the standalone selling price of each component.

The following table summarizes the revenues of the Company’s reportable segments:

	Three Months Ended March 31, 2018

	Device Revenue	Service Revenue	Other Revenue	Total Revenue
Device Segment:
AXP	$685,000	$65,000		$750,000
BioArchive	423,000	344,000		767,000
Manual Disposables	233,000	--		233,000
Bone Marrow	38,000	--		38,000
Other	--	--	$17,000	17,000
Total Device Segment	1,379,000	409,000	17,000	1,805,000
Clinical Development Segment:
Manual Disposables	22,000	--	--	22,000
Bone Marrow	--	23,000	--	23,000
Other	--	17,000	--	17,000
Total Clinical Development	22,000	40,000	--	62,000
Total	$1,401,000	$449,000	$17,000	$1,867,000

Performance Obligations

There is no right of return provided for distributors or customers.  For all distributors, the Company has no control over the movement of goods to the end customer.  The Company’s distributors control the timing, terms and conditions of the transfer of goods to the end customer.  Additionally, for sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received.  These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive. Additionally,  the Company currently recognizes revenue primarily on the sell-in method with its distributors.

Payments from domestic customers are normally due in two months or less after the title transfers, the service contract is executed or the services have been rendered.  For international customers payment terms may extend up to 120 days.  All sales have fixed pricing and there are currently no variable components included in the Company’s revenue.

Contract Balances

The Company records a receivable when the title of goods have transferred, maintenance contracts have been fully executed or when services have been rendered.  Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables.  The company does not have any material contract assets.  When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Balance Sheet).  Revenues recognized during the quarter that were included in the beginning balance of deferred revenue were $252,000.  Deferred revenues increased from $384,000 to $722,000 due to the annual maintenance contracts for several large customers renewing in the quarter ended March 31, 2018.

Backlog of Remaining Customer Performance Obligations

The following table includes revenue expected to be recognized and recorded as sales in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Remainder of 2018	2019	2020	2021	2022 and After	Total
Service Revenue	$716,000	$576,000	$133,000	$0	$0	$1,425,000
Clinical Revenue	9,000	15,000	15,000	15,000	231,000	285,000
Total	$725,000	$591,000	$148,000	$15,000	$231,000	$1,710,000

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision making group, whose function is to allocate resources to and assess the performance of the operating segments. The Company has identified its chief executive officer and chief operating officer as the CODM. In determining its reportable segments, the Company considered the markets and the products or services provided to those markets.

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

	2018	2017
Vested Series A warrants	404,412	404,412
Unvested Series A warrants(1)	698,529	698,529
Warrants – other	4,030,600	3,725,782
Stock options	1,206,410	334,190
Restricted stock units	416	74,234
Total	6,340,367	5,237,147

(1)

The unvested Series A warrants were subject to vesting based upon the amount of funds actually received by the Company in the second close of the August 2015 financing which never occurred. The warrants will remain outstanding but unvested until they expire in February 2021.

3.     Acquisition of SynGen Inc.

On July 7, 2017, Cesca, through its then wholly-owned subsidiary ThermoGenesis, entered into an Asset Acquisition Agreement (the “Asset Acquisition Agreement”) with SynGen Inc. (SynGen), and acquired substantially all of SynGen’s operating assets, including its proprietary cell processing platform technology (the “Transaction”).

The business acquired in the Transaction excludes certain assets and liabilities of SynGen that ThermoGenesis did not acquire under the Asset Acquisition Agreement, including cash and cash equivalents, accounts receivable, certain prepaid expenses and other current assets, other assets, accounts payable and other accrued liabilities. The acquisition was consummated for the purpose of enhancing the Company’s cord blood product portfolio and settling litigation between the Company and SynGen.

The acquisition was accounted for under the acquisition method of accounting for business combinations which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The consideration for the Transaction consisted of $1,000,000 in cash and ThermoGenesis’ issuance at closing to SynGen of an aggregate of 2,000,000 shares of its common stock, constituting a 20% interest, which had a fair market value utilizing the income approach of $2,528,000. The goodwill will be deductible for tax purposes. The 2,000,000 shares of common stock were transferred to Bay City Capital Fund V, L.P. and an affiliated fund (Bay City). Bay City was granted certain minority investor rights in ThermoGenesis. These rights include board representation rights, a right of first refusal over sales of ThermoGenesis stock by the Company, co-sale rights with respect to any sale of ThermoGenesis stock by the Company, and supermajority protective voting rights over certain major decisions, such as a sale of ThermoGenesis, raising capital in ThermoGenesis with preferred stock, transfers of ThermoGenesis assets, or redemptions of ThermoGenesis stock.

Supplemental Pro Forma Data

The Company used the acquisition method of accounting to account for the SynGen acquisition and, accordingly, the results of SynGen are included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition. For the three months ended March 31, 2018, Cesca has recorded revenues of approximately $31,000 associated with the operations of SynGen. The following unaudited supplemental pro forma data for the three months ended March 31, 2017 present consolidated information as if the acquisition had been completed on January 1, 2017. The pro forma results were calculated by combining the results of Cesca Inc. with the stand-alone results of SynGen Inc. for the pre-acquisition periods:

Three Months Ended March 31, 2017
Net revenues	$3,380,000
Net loss	$(2,248,000)
Basic and diluted net loss per common share	$(0.22)

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

4.     Related Party Transactions

Revolving Credit Agreement

On March 6, 2017, Cesca entered into the Credit Agreement with Boyalife Investment Fund II, Inc., which later merged into Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of Boyalife Group Inc. The Credit Agreement and subsequent amendments, grants to the Company the right to borrow up to $10,000,000 from Lender on an unsecured basis (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). The Company has drawn down a total of $7,200,000 as of March 31, 2018.

The Credit Agreement and the Convertible Promissory Note issued thereunder (the “Note”) provide that the principal and all accrued and unpaid interest under the Loan will be due and payable on the Maturity Date, with payments of interest-only due on the last day of each calendar year. The Loan bears interest at 22% per annum, simple interest. The Note can be prepaid in whole or in part by the Company at any time without penalty.

If the Note is not repaid in full on or before the Maturity Date, the Lender has the right after the Maturity Date to convert any unpaid principal and accrued interest into shares of the Company’s common stock at a conversion price equal to 90% of the average daily volume-weighted average trading price of the Company’s common stock during the 10 trading days immediately prior to the Maturity Date, provided that the number of shares issuable upon such conversion may not exceed 19.99% of the number of outstanding shares of common stock of the Company on the date of the Credit Agreement (unless the Company obtains stockholder approval for such issuance in the manner required by the Marketplace Rules of the Nasdaq Stock Market, Inc.). The Company is seeking stockholder approval for such issuance at its June 22, 2018 annual meeting.

The Credit Agreement was amended on April 16, 2018. See Subsequent Event footnote 9.

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

The Company recorded interest expense of $360,000 and $19,000 for the three months ended March 31, 2018 and 2017, respectively, and had an interest payable balance of $1,017,000 and $657,000 at March 31, 2018 and December 31, 2017, respectively.

Distributor Agreement

On August 21, 2017, ThermoGenesis entered into an International Distributor Agreement with Boyalife W.S.N. Under the terms of the agreement, Boyalife W.S.N. was granted the exclusive right, subject to existing distributors and customers (if any), to develop, sell to, and service a customer base for ThermoGenesis’ AXP® (AutoXpress®) System and BioArchive® System in the People’s Republic of China (excluding Hong Kong and Taiwan), Singapore, Indonesia, and the Philippines (the “Territories”). Boyalife W.S.N. is an affiliate of our Chief Executive Officer and Chairman of our Board of Directors, and Boyalife (Hong Kong) Limited, our largest stockholder. Boyalife W.S.N.’s rights under the agreement include the exclusive right to distribute AXP® Disposable Blood Processing Sets and use rights to the AutoXpress® System, BioArchive System and other accessories used for the processing of stem cells from cord blood in the Territories. Boyalife W.S.N. is also appointed as the exclusive service provider to provide repairs and preventative maintenance to ThermoGenesis products in the Territories.

The term of the agreement is for three years with ThermoGenesis having the right to renew the agreement for successive two-year periods at its option. However, ThermoGenesis has the right to terminate the agreement early if Boyalife W.S.N. fails to meet specified minimum purchase requirements.

Revenues

During the three months ended March 31, 2018 and 2017, the Company recorded $226,000 and $0, respectively, of revenues from Boyalife related to the aforementioned distributor agreement.

Bill Payment Arrangement

The Company entered into a bill payment arrangement whereby Boyalife Group Ltd. (Payor), the Company’s largest shareholder, agreed to pay the Company’s legal expenses payable to the Company’s attorney related to certain litigation involving SynGen (the “Bill Payment Arrangement”), although the Company remains jointly and severally liable for the payment of such legal fees. The terms of the Bill Payment Arrangement provided that the Company will reimburse Payor for any and all amounts paid by Payor in connection with the Bill Payment Arrangement under certain specified events. There is no interest payable on outstanding balance of related party payable. This litigation was terminated as part of the SynGen acquisition agreement. As of March 31, 2018, invoices totaling $606,000 had been paid by Payor and are included in related party payable as the Company anticipates repaying this within a year.

5.     Commitments and Contingencies

Financial Covenants

Effective May 15, 2017, the Company entered into a Sixth Amended and Restated Technology License and Escrow Agreement with CBR Systems, Inc. which modified the financial covenant that the Company must meet in order to avoid an event of default. The Company must maintain a cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000,000. The Company was in compliance with this financial covenant as of March 31, 2018.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited condensed consolidated balance sheets. The change in the warranty liability for the three months ended March 31, 2018 is summarized in the following table:

Balance at December 31, 2017	$291,000
Warranties issued during the period	18,000
Settlements made during the period	(211,000)
Changes in liability for pre-existing warranties during the period	(1,000)
Balance at March 31, 2018	$97,000

Contingencies and Restricted Cash

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm. Included in the engagement letter was a success fee due upon the successful conclusion of certain strategic transactions. On May 4, 2017, a lawsuit was filed against the Company and its CEO by the consulting firm as the consulting firm argues that it is owed a transaction fee of $1,000,000 under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016. In October 2017, to streamline the case and without acknowledging any liability, the Company deposited $1,000,000 with the Court. The consulting firm has also dismissed the Company’s CEO from the case, without liability. The parties are engaged in discovery, the Company filed a Motion for Summary Judgement and no trial date has been set. The Company intends to defend the lawsuit vigorously and no accrual has been recorded for this contingent liability as of March 31, 2018.

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of March 31, 2018, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

6.     Derivative Obligations

Series A Warrants

Series A warrants to purchase 404,412 common shares were issued and vested during the year ended June 30, 2016. At the time of issuance, the Company determined that as such warrants can be settled for cash at the holders’ option in a future fundamental transaction and constituted a derivative liability. The Company has estimated the fair value of the derivative liability, using a Binomial Lattice Valuation Model with the following assumptions:

	Series A
	March 31, 2018	December 31, 2017
Market price of common stock	$2.01	$3.00
Expected volatility	111%	107%
Contractual term (years)	2.9	3.2
Discount rate	2.38%	1.99%
Dividend rate	0%	0%
Exercise price	$8.00	$8.00

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded a gain of $259,000 and $69,000 during the three months ended March 31, 2018 and 2017, respectively, representing the net change in the fair value of the derivative liability, which is presented as fair value change of derivative instruments, in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	Derivative Obligation
	March 31, 2018	December 31, 2017
Balance	$338,000	$597,000
Level 1	$-	$-
Level 2	$-	$-
Level 3	$338,000	$597,000

The following table reflects the change in fair value of the Company’s derivative liabilities for the three months ended March 31, 2018:

Amount
Balance – December 31, 2017	$597,000
Change in fair value of derivative obligation	259,000
Balance – March 31, 2018	$338,000

7.     Stockholders’ Equity

Common Stock

On March 28, 2018, the Company sold 609,636 shares of common stock at a price of $2.27 per share.  The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company of approximately $171,000, were $1,213,000.  Additionally, the investors received unregistered warrants in a simultaneous private placement to purchase up to 304,818 shares of common stock.  The warrants have an exercise price of $2.68 per share and shall be exercisable commencing six months following the issuance date and have a term of 5.5 years.

Stock Based Compensation

The Company recorded stock-based compensation of $137,000 and $247,000 for the three months ended March 31, 2018 and 2017, respectively.

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2017	1,156,027	$3.92

Granted	80,000	$3.00
Forfeited	(2,435)	$3.53
Expired	(27,182)	$4.67

Outstanding at March 31, 2018	1,206,410	$3.84	8.5	--

Vested and expected to vest at March 31, 2018	943,103	$4.07	8.3	--

Exercisable at March 31, 2018	306,582	$6.22	5.7	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended March 31, 2018.

The fair value of the Company’s stock options granted for the three months ended March 31, 2018 was estimated using the following weighted-average assumptions:

Expected life (years)	5.6
Risk-free interest rate	2.7%
Expected volatility	98%
Dividend yield	0%

Common Stock Restricted Units

The following is a summary of restricted stock activity during the three months ended March 31, 2018:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Balance at December 31, 2017	416	$17.60
Granted	--
Vested	--
Forfeited	--
Outstanding at March 31, 2018	416	$17.60

Warrants

A summary of warrant activity for the three months ended March 31, 2018 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2017	4,828,723	$9.37
Warrants granted	304,818	2.68
Warrants canceled	--	--
Warrants exercised	--	--

Outstanding at March 31, 2018	5,133,541	$8.97

Exercisable at March 31, 2018	4,130,194	$9.60

At March 31, 2018, the total intrinsic value of warrants outstanding and exercisable was $0.

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

The following table summarizes the operating results of the Company’s reportable segments:

	Three Months Ended March 31, 2018
	Clinical Development	Device	Total
Net revenues	$62,000	$1,805,000	$1,867,000
Cost of revenues	71,000	1,444,000	1,515,000
Gross profit	(9,000)	361,000	352,000

Operating expenses	1,179,000	2,429,000	3,608,000
Operating loss	$(1,188,000)	$(2,068,000)	$(3,256,000)

Depreciation and amortization	$68,000	$91,000	$159,000

Stock-based compensation expense	$98,000	$39,000	$137,000
Goodwill	$13,195,000	$781,000	$13,976,000
Total assets	$38,941,000	$11,240,000	$50,181,000

	Three Months Ended March 31, 2017
	Clinical Development	Device	Total
Net revenues	$153,000	$3,099,000	$3,252,000
Cost of revenues	124,000	1,751,000	1,875,000
Gross profit	29,000	1,348,000	1,377,000

Operating expenses	1,934,000	1,559,000	3,493,000
Operating loss	$(1,905,000)	$(211,000)	$(2,116,000)

Depreciation and amortization	$116,000	$69,000	$185,000
Stock-based compensation expense	$151,000	$96,000	$247,000

9.     Subsequent Events

On April 16, 2018, the Company entered into an amendment to its Credit Agreement (Amended Note) and related convertible promissory note. The amendments contained the following provisions:

●

The Lender was granted the right to convert, at any time, outstanding principal and accrued but unpaid interest under the Credit Agreement into shares of Company common stock at a conversion price equal to $1.61 per share, subject to customary adjustments for stock splits, reverse stock splits, and the like (the “Fixed Conversion Price”). Notwithstanding the foregoing, if the Amended Note is converted after the Maturity Date, the conversion price of the Amended Note will be the lower of the Fixed Conversion Price or an amount equal to 90% of the average volume-weighted average price of our common stock during the 10 trading days immediately prior to the Maturity Date. Prior to the April 2018 amendment, the principle and accrued interest was convertible by the Lender only upon maturity of the obligation.

●

If the Company in the future issues shares of common stock, or is deemed to issue shares of common stock, prior to the full payment or conversion of the Amended Note for a price per share lower than the Fixed Conversion Price then in effect, the Fixed Conversion Price will be reduced to the price per share paid in the future issuance, with certain customary exceptions for equity plan issuances and issuances pursuant to certain strategic transactions.

●

The Company has been granted the right to defer payment of the $657,000 interest payment that was originally due on December 31, 2017 until December 31, 2018, or if earlier, the date on which the Company completes a debt or equity financing transaction resulting in gross proceeds of $5.0 million or more.

On May 7, 2018, the Company entered into an Amendment No. 1 to its First Amended and Restated Credit Agreement with Boyalife Asset Holding II, Inc. The Amendment No. 1 amends the Company’s revolving line of credit facility by adding a provision securing it with a security interest in the shares of common stock of ThermoGenesis Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and, in the future, could affect actual results, and may cause actual results for the three months ended March 31, 2018 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet FDA regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, and other risk factors listed from time to time in our SEC reports, including, in particular, those set forth in Cesca’s 2017 Transition Report on Form 10-K for the transition period ended December 31, 2017.

Cesca develops, commercializes and markets a range of automated technologies for cell-based therapies. Since the 1990’s Cesca has been the pioneer and one of the leading developers and suppliers of automation technologies for the isolation, purification and storage of stem cells for the cord blood banking industry. In July 2017, a Cesca subsidiary, ThermoGenesis Corp. (ThermoGenesis), completed the strategic acquisition of the business and substantially all of the assets of SynGen Inc. (SynGen), a research and development company for automated cellular processing, and the products from both companies were combined to develop a proprietary CAR-TXpress platform that addresses the critical unmet need for better chemistry, manufacturing and controls (CMC) for the emerging immune-oncology field, in particular, the chimeric antigen receptor T cell (CAR-T) market (the “SynGen Transaction”).

Prior to the SynGen Transaction, Cesca’s device business was owned and operated directly by Cesca, and from and after the SynGen Transaction, Cesca’s device business (together with the business acquired from SynGen) is and will be owned and operated by ThermoGenesis.

We have two reportable business segments: A “Device Segment” and a “Clinical Development Segment.” The Device Segment engages in the development and commercialization of automated technologies for cell-based therapeutics and bio-processing. The Device Segment is operated through Cesca’s ThermoGenesis subsidiary. The Clinical Development Segment is developing autologous (utilizing the patient’s own cells) stem cell-based therapeutics that address significant unmet medical needs for the applications within the vascular, cardiology and orthopedic markets.

Cesca’s Device Segment

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

CAR-TXpress – platform that addresses critical unmet needs for CMC improvement for the emerging CAR-T therapies for cancer patients. CAR-TXpress eliminates the need of ficoll and traditional magnetic beads based isolation procedures, and thereby dramatically reduces processing time and increases efficiency of the manufacturing process, which should reduce the overall manufacturing cost. The CAR-TXpress platform includes the following X-Series products:

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

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that have been identified as critical in the preparation of the Company’s condensed consolidated financial statements, please refer to Cesca’s 2017 Transition Report on Form 10-K for the transition period ended December 31, 2017.

Results of Operations for the Three Months Ended March 31, 2018 as Compared to the Three Months Ended March 31, 2017

Net Revenues

Consolidated net revenues for the three months ended March 31, 2018 were $1,867,000, compared to $3,252,000 for the three months ended March 31, 2017, a decrease of $1,385,000 or 43%. Device Segment revenues decreased in the AXP product line primarily due to the distributor change in the China market and sales of ten AXP devices in the prior year to a distributor in Europe for a new customer. In the short-term, we anticipate AXP revenues to remain lower than historical periods. Clinical development revenues consist of sales generated by our Totipotent subsidiaries.

	March 31, 2018	March 31, 2017
Device Segment:
AXP	$750,000	$1,938,000
BioArchive	767,000	841,000
Manual Disposables	233,000	280,000
Bone Marrow	38,000	--
Other	17,000	40,000
	1,805,000	3,099,000
Clinical Development Segment:
Manual Disposables	22,000	25,000
Bone Marrow	23,000	65,000
Other	17,000	63,000
	62,000	153,000
	$1,867,000	$3,252,000

Gross Profit

The Company’s gross profit was $352,000 or 19% of net revenues for the three months ended March 31, 2018, compared to $1,377,000 or 42% for three months ended March 31, 2017. Our Device Segment gross profit margin decreased from $1,348,000 or 43% for the three months ended March 31, 2017 to $361,000 or 20% for the three months ended March 31, 2018 primarily due to higher overhead costs as a result of the merger with SynGen.

Sales and Marketing Expenses

Consolidated sales and marketing expenses of $325,000 for the three months ended March 31, 2018, were consistent with the three months ended March 31, 2017 of $335,000. Predominantly all of the Company’s sales and marketing expenses are generated by the Device Segment.

Research and Development Expenses

Consolidated research and development expenses were $1,041,000 for the three months ended March 31, 2018, compared to $567,000 for the three months ended March 31, 2017, an increase of $474,000 or 84%. Research and development expenses in our Device Segment increased $678,000, while our Clinical Development Segment decreased $204,000. The changes are due to additional headcount and expenses in the Device Segment related to the development of our CAR-TXpress platform which we acquired as a result of the SynGen acquisition, and a shift in existing personnel from the Clinical Development Segment to the Device Segment as we are minimally funding clinical development projects until a strategic partner is located.

General and Administrative Expenses

Consolidated general and administrative expenses for the three months ended March 31, 2018 were $2,242,000, compared to $2,591,000 for the three months ended March 31, 2017, a decrease of $349,000 or 13%. The decrease is driven by a decrease in legal expenses of approximately $540,000 primarily due to settlement of the SynGen litigation.

Liquidity and Capital Resources

At March 31, 2018, the Company had cash and cash equivalents of $2,872,000 and working capital of $3,904,000. This compares to cash and cash equivalents of $3,513,000 and working capital of $5,990,000 at December 31, 2017. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

On March 26, 2018, the Company sold 609,636 shares of common stock at a price of $2.27 per share. The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company, were $1,213,000.

The Company has a Revolving Credit Agreement with Boyalife Investment Fund II, Inc. As of March 31, 2018, the Company had drawn down $7,200,000 of the $10,000,000 available under the Credit Agreement. Boyalife Investment Fund II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

The Company has incurred recurring operating losses and as of March 31, 2018 had an accumulated deficit of $190,679,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date. The Company anticipates requiring additional capital to grow the device business, to fund other operating expenses and to make interest payments on the line of credit with Boyalife. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company plans to seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to us, if at all.

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cesca is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide information under this item.

Item 4. Controls and Procedures

Cesca carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Principal Accounting Officer (principal financial officer), of the effectiveness of the design and operation of Cesca’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, Cesca’s Chief Executive Officer and Principal Accounting Officer have both concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

There were no changes in Cesca’s internal controls over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of operations, the Company may have disagreements or disputes with distributors, vendors or employees. Such potential disputes are seen by management as a normal part of business. There have been no material changes since the disclosures set forth in the Company’s Transition Report on Form 10-K for the transition period end December 31, 2017.

Item 1A.	Risk Factors.

In addition to the risk factor discussed below and other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Cesca’s Transition Report on Form 10-K for the transition period ended December 31, 2017, which could materially affect the Company’s business, financial condition or future results. There have been no material changes from those risk factors, other than the risk factor listed below. Additional risks and uncertainties not currently known or knowable to the Company or that management currently deems to be immaterial, may also have a materially adverse effect on Cesca’s business, financial condition and/or operating results.

A Broker-Dealer has Asserted that they are Entitled to a Tail Commission with Respect to Certain Investors, Which May have a Material Adverse Effect on Us.

On January 31, 2018, we engaged a broker-dealer (the “BD”) to serve as the lead managing underwriter for a proposed underwritten public offering of our common stock. The BD was not able to complete an underwritten public offering of our common stock prior to the end of the engagement period specified in our engagement agreement with the BD, which was February 16, 2018. Following the expiration of the engagement period, we completed a registered direct offering of 609,636 shares and 304,818 warrants on March 28, 2018. We received a letter from the BD stating that, pursuant to the terms of their engagement agreement, the BD is entitled to a tail commission of 8% on proceeds received in the March 2018 registered direct offering from any investors with whom we met during the BD engagement, and the BD further stated in such letter that they would be entitled to an 8% tail commission on any proceeds received from such investors in any offering that occurs prior to August 16, 2018. We do not believe that the BD is entitled to a tail commission under the terms of their engagement agreement because, among other reasons, they were not prepared to proceed with an underwritten offering of common stock during the engagement period, but the BD disagrees and has informed us that they may file a legal action to enforce their alleged rights. Although we intend to vigorously defend any such claim filed by the BD, if the BD continues to assert that it is entitled to a tail commission and files a legal claim, there is no assurance that the outcome of the case and resulting legal fees will not have a material adverse effect on our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Cesca had no unregistered sales of equity securities during the three months ended March 31, 2018 other than the following:

On March 28, 2018, concurrent with the completion of the registered direct offering that closed on such date, the Company entered into a private placement (the “Private Placement”) with the five institutional accredited investors that invested in the concurrent registered direct offering (the “Investors”). In the Private Placement, the Company issued to the Investors warrants to purchase, in the aggregate, up to 304,818 shares of Cesca’s common stock (the “Warrants”). The Warrants and the shares of the Company’s common stock issuable upon the exercise of the Warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”), as they were offered and sold pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

An index of exhibits is found on page 25 of this report.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporated by Reference
4.1	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 28, 2018.
10.1	Exclusive License Agreement, dated March 12, 2018, between ThermoGenesis Corp. and IncoCell Tianjin Ltd.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 16, 2018.
10.2	Securities Purchase Agreement, dated March 26, 2018, between Cesca Therapeutics Inc. and the Purchasers identified on the signature pages thereto.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 28, 2018.
10.3	Engagement Letter, dated as of March 22, 2018, by and between Cesca Therapeutics Inc. and H.C. Wainwright & Co., LLC	Incorporated by reference to Exhibit 10.24.1 to Form 8-K filed with the SEC on March 28, 2018.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

Cesca Therapeutics Inc. (Registrant)

Dated: May 14, 2018	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2018	/s/ Jeff Cauble
Jeff Cauble Principal Financial and Accounting Officer (Principal Financial Officer and Principal Accounting Officer)