Form 10-Q
period 2018-06-30
CESCA THERAPEUTICS INC.
filed 2018-08-14
CIK 811212

 SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018.

or

___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-16375 Cesca Therapeutics Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X] Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2018
Common stock, $.001 par value	20,649,147

Cesca Therapeutics Inc.

INDEX

Page Number

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cesca Therapeutics Inc.

Condensed Consolidated Balance Sheets

	June 30 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,071,000	$3,513,000
Accounts receivable, net of allowance for doubtful accounts of $281,000 ($274,000 at December 31, 2017)	1,814,000	1,687,000
Accounts receivable – related party	30,000	862,000
Inventories, net of reserves of $0 ($1,069,000 at December 31, 2017)	5,156,000	4,798,000
Prepaid expenses and other current assets	335,000	594,000
Total current assets	10,406,000	11,454,000

Restricted cash	1,000,000	1,000,000
Equipment, net	3,466,000	2,996,000
Goodwill	1,281,000	13,976,000
Intangible assets, net	7,039,000	21,629,000
Other assets	51,000	56,000
Total assets	$23,243,000	$51,111,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,048,000	$2,079,000
Accrued payroll and related expenses	581,000	532,000
Deferred revenue	718,000	384,000
Related party payable	--	606,000
Other current liabilities	2,053,000	1,863,000
Total current liabilities	5,400,000	5,464,000

Long-term debt-related party	7,200,000	6,700,000
Noncurrent deferred tax liability	1,279,000	4,730,000
Derivative obligations	30,000	597,000
Other non-current liabilities	371,000	408,000
Total liabilities	14,280,000	17,899,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--
Common stock, $0.001 par value; 350,000,000 shares authorized; 20,649,147 issued and outstanding (10,872,428 at December 31, 2017)	21,000	11,000
Paid in capital in excess of par	227,694,000	221,371,000
Accumulated deficit	(217,337,000)	(187,640,000)
Accumulated other comprehensive loss	(15,000)	(43,000)
Total Cesca Therapeutics Inc. stockholders’ equity	10,363,000	33,699,000

Noncontrolling interests	(1,400,000)	(487,000)
Total equity	8,963,000	33,212,000
Total liabilities and stockholders’ equity	$23,243,000	$51,111,000

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net revenues	$2,004,000	$3,501,000	$3,871,000	$6,753,000
Cost of revenues	1,641,000	1,973,000	3,156,000	3,848,000

Gross profit	363,000	1,528,000	715,000	2,905,000

Expenses:
Sales and marketing	359,000	421,000	685,000	756,000
Research and development	908,000	566,000	1,949,000	1,133,000
General and administrative	2,399,000	1,963,000	4,641,000	4,601,000
Impairment Charges	27,202,000	310,000	27,202,000	310,000

Total operating expenses	30,868,000	3,260,000	34,477,000	6,800,000

Loss from operations	(30,505,000)	(1,732,000)	(33,762,000)	(3,895,000)

Interest expense	(383,000)	(112,000)	(743,000)	(131,000)
Change in fair value of derivative instruments	308,000	44,000	567,000	113,000
Other expenses	(32,000)	(27,000)	(44,000)	(11,000)

Total other expense	(107,000)	(95,000)	(220,000)	(29,000)

Loss before benefit for income taxes	(30,612,000)	(1,827,000)	(33,982,000)	(3,924,000)
Benefit for income taxes	3,451,000	673,000	3,451,000	673,000
Net loss	(27,161,000)	(1,154,000)	(30,531,000)	(3,251,000)

Loss attributable to noncontrolling interests	(503,000)	--	(913,000)	--
Net loss attributable to common stockholders	$(26,658,000)	$(1,154,000)	(29,618,000)	$(3,251,000)

COMPREHENSIVE LOSS
Net loss	$(27,161,000)	$(1,154,000)	$(30,531,000)	$(3,251,000)
Other comprehensive loss:
Foreign currency translation adjustments	21,000	1,000	28,000	(1,000)
Comprehensive loss	(27,140,000)	(1,153,000)	(30,503,000)	(3,252,000)
Comprehensive loss attributable to noncontrolling interests	(503,000)	--	(913,000)	--
Comprehensive loss attributable to common stockholders	$(26,637,000)	$(1,153,000)	$(29,590,000)	$(3,252,000)

Per share data:

Basic and diluted net loss per common share	$(1.73)	$(0.12)	$(2.25)	$(0.33)

Weighted average common shares outstanding – basic and diluted	15,444,120	9,909,056	13,184,375	9,898,304

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(30,531,000)	$(3,251,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333,000	357,000
Stock based compensation expense	300,000	428,000
Recovery of reserve for excess and slow-moving inventories	(252,000)	(144,000)
Change in fair value of derivative	(567,000)	(113,000)
Deferred income tax benefit	(3,451,000)	(673,000)
Loss on disposal of equipment	420,000	176,000
Impairment of intangible asset	27,202,000	310,000
Net change in operating assets and liabilities:
Accounts receivable	869,000	(671,000)
Inventories	(358,000)	(196,000)
Prepaid expenses and other current assets	257,000	37,000
Accounts payable	(242,000)	(475,000)
Related party payable	(606,000)	606,000
Accrued payroll and related expenses	50,000	(1,235,000)
Deferred revenue	254,000	194,000
Other current liabilities	217,000	(41,000)
Other noncurrent liabilities	3,000	46,000

Net cash used in operating activities	(6,102,000)	(4,645,000)

Net cash used in investing activities:
Capital expenditures	(850,000)	(99,000)

Net cash used in investing activities	(850,000)	(99,000)

Cash flows from financing activities:

Payments on capital lease obligations	(19,000)	(24,000)
Proceeds from long-term related party debt	500,000	3,500,000
Payment of financing cost	--	(13,000)
Proceeds from issuance of common stock, net	6,032,000	--

Net cash provided by financing activities	6,513,000	3,463,000

Effects of foreign currency rate changes on cash and cash equivalents	(3,000)	5,000
Net change in cash and cash equivalents	(442,000)	(1,276,000)

Cash and cash equivalents at beginning of period	3,513,000	4,899,000
Cash and cash equivalents at end of period	$3,071,000	$3,623,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$657,000	$--
Supplemental non-cash financing and investing information:
Transfer of equipment to inventories	$172,000	$625,000
Transfer of inventories to equipment	$420,000	$--

See accompanying notes.

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Cesca Therapeutics Inc. (“Cesca Therapeutics,” “Cesca,” the “Company”), a Delaware corporation, develops, commercializes and markets a range of automated technologies for CAR-T and other cell-based therapies. The Company was founded in 1986 and is headquartered in Rancho Cordova, CA. ThermoGenesis Corp. (ThermoGenesis), its device subsidiary, provides the AutoXpress® and BioArchive® platforms for automated clinical biobanking, PXP™ platform for point-of-care cell-based therapies and CAR-TXpress™ platform under development for bio-manufacturing for immuno-oncology applications. Cesca is also leveraging its proprietary technology platforms to develop autologous cell-based therapies that address significant unmet needs in the vascular and orthopedic markets.

Cesca is an affiliate of the Boyalife Group, a China-based industry research alliance encompassing top research institutions for stem cell and regenerative medicine.

Liquidity and Going Concern

The Company has a Revolving Credit Agreement (the “Credit Agreement”) with Boyalife Asset Holding II, Inc. (Refer to Note 4). As of June 30, 2018, the Company had drawn down $7,200,000 of the $10,000,000 available under the Credit Agreement. Future draw-downs may be limited for various reasons including default or government regulations in China. Boyalife Asset Holding II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

On May 18, 2018, the Company completed a public offering of 6,475,001 units (the “Units”) and 2,691,666 pre-funded units (the “Pre -Funded Units”) for a purchase price of $0.60 per unit, resulting in aggregate gross proceeds of approximately $5,500,000, net proceeds of $4,819,000 after deducting offering expenses of $681,000.  Each Unit consisted of one share of the Company’s common stock, par value $0.001 per share (Common Stock), and one common warrant to purchase one share of Common Stock, and each Pre-Funded Unit consisted of one pre-funded warrant to purchase one share of Common Stock and one common warrant to purchase one share of Common Stock.  The common warrants included in the Units and Pre-Funded Units were immediately exercisable at a price of $0.60 per share of Common Stock, subject to adjustment in certain circumstances, and will expire five years from the date of issuance.

As of June 30, 2018, all 2,691,666 Pre-Funded Units issued in the May 2018 public offering have been exercised.

At June 30, 2018, the Company had cash and cash equivalents of $3,071,000 and working capital of $5,006,000.  The Company has incurred recurring operating losses and as of June 30, 2018 had an accumulated deficit of $217,337,000.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. The Company anticipates requiring additional capital to grow the device business, to fund other operating expenses and to make interest payments on the line of credit with Boyalife.  The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company plans to seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all.

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

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the six-month period ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Transition Report on Form 10-K for the transition period ended December 31, 2017.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.  The reclassifications did not have an impact on net loss as previously reported.

2.     Summary of Significant Accounting Policies

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment” which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company has not yet determined the effect that ASU 2017-04 will have on its results of operations, statement of financial position or financial statement disclosures.

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

Recently Adopted Accounting Standards

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity's own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share.  ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The Company has elected to early adopt ASU 2017-11 effective April 1, 2018.  Prior to April 1, 2018, the Company did not have any convertible instruments with embedded conversion features that contained a down round provision, so prior periods will not be impacted.  On April 16, 2018, the Company signed the Amended and Restated Credit Agreement with Boyalife Asset Holding II, Inc.  The agreement is a convertible instrument which has an embedded conversion feature containing a down round provision.  Adoption of ASU 2017-11 resulted in the exclusion of the down round feature in determining if the embedded conversion feature was indexed to the Company’s own stock.  Refer to Note 4 for additional information.

Sequencing Policy

Under ASC 815-40-35, the Company has adopted a sequencing policy.  In the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

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

Device Sales

Device sales include devices and consumables for BioArchive, AXP®, MXP, X-Series™ Products and Manual Disposables.  Most devices are sold with contract terms stating that title passes and the customer takes control at the time of shipment.  Revenue is then recognized when the devices are shipped and the performance obligation has been satisfied.  If devices are sold under contract terms that specify that the customer does not take ownership until the goods are received revenue is recognized when the customer receives the assets.

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

Clinical Services

Service revenue in our Clinical Development Segment includes point of care procedures and cord blood processing and storage in our clinical segment. Point of care procedures are recognized when the procedures are performed. Cord blood processing and storage is recognized as the performance obligations are satisfied. Processing revenue is recognized when that performance obligation is completed immediately after the baby’s birth, with storage revenue recorded as deferred revenue and recognized ratably over time for up to 21 years. As of June 30, 2018, the total deferred cord blood storage revenue is $269,000 and is included in other non-current liabilities in the condensed consolidated balance sheets. The customer may pay for both services at the time of processing. The amount of the transaction price allocated to each of the performance obligations is determined by using the standalone selling price of each component.

The following table summarizes the revenues of the Company’s reportable segments for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
Device Segment:
AXP	$879,000	$66,000	$--	$945,000
BioArchive	449,000	311,000	--	760,000
Manual Disposables	229,000	--	--	229,000
Other	8,000	--	16,000	24,000
Total Device Segment	1,565,000	377,000	16,000	1,958,000
Clinical Development Segment:
Manual Disposables	1,000	--	--	1,000
Bone Marrow	--	38,000	--	38,000
Other	--	7,000	--	7,000
Total Clinical Development	1,000	45,000	--	46,000
Total	$1,566,000	$422,000	$16,000	$2,004,000

	Six Months Ended June 30, 2018
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
Device Segment:
AXP	$1,564,000	$131,000	$--	$1,695,000
BioArchive	872,000	655,000	--	1,527,000
Manual Disposables	462,000	--	--	462,000
Other	46,000	--	33,000	79,000
Total Device Segment	2,944,000	786,000	33,000	3,763,000
Clinical Development Segment:
Manual Disposables	23,000	--	--	23,000
Bone Marrow	--	61,000	--	61,000
Other	--	24,000	--	24,000
Total Clinical Development	23,000	85,000	--	108,000
Total	$2,967,000	$871,000	$33,000	$3,871,000

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

Payments from domestic customers are normally due in two months or less after the title transfers, the service contract is executed or the services have been rendered. For international customers, payment terms may extend up to 120 days. All sales have fixed pricing and there are currently no variable components included in the Company’s revenue.

Contract Balances

The Company records a receivable when the titles of goods have transferred, maintenance contracts have been fully executed or when services have been rendered. Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Balance Sheet). Revenues recognized during the quarter that were included in the beginning balance of deferred revenue were $207,000. Short term deferred revenues increased from $384,000 to $718,000 during the six months ended June 30, 2018 due to the renewal of annual maintenance contracts for several large customers.

Backlog of Remaining Customer Performance Obligations

The following table includes revenue expected to be recognized and recorded as sales in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Remainder of 2018	2019	2020	2021 and beyond	Total
Service revenue	$749,000	$683,000	$209,000	$--	$1,641,000
Clinical revenue	7,000	15,000	15,000	232,000	269,000
Total	$756,000	$698,000	$224,000	$232,000	$1,910,000

Revenues are net of normal discounts. Shipping and handling fees billed to customers are included in net revenues, while the related costs are included in cost of revenues.

Goodwill, Intangible Assets and Impairment Assessments

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

In the second quarter of 2018, the Company experienced a significant and sustained decline in its stock price.  The decline resulted in the Company’s market capitalization falling significantly below the recorded value of its consolidated net assets.  As a result, the Company performed a quantitative assessment as of June 30, 2018 and computed a fair value for its intangible assets and goodwill.  In performing the assessment, the Company used current market capitalization, discounted future cash flows, internal forecasts and other factors as the best evidence of fair value.  These assumptions represent Level 3 inputs.  The assessment determined that the carrying amount for the Company’s goodwill exceeded the estimated fair value.  Additionally, the Company’s indefinite-lived intangible assets relating to the clinical protocols was also determined to be impaired.

The Company recorded an impairment charge of $12,695,000 to goodwill and $14,507,000 to intangible assets during the quarter ended June 30, 2018, as shown in the following table.

	Intangible Assets	Goodwill
Balance at December 31, 2017, net	$21,629,000	$13,976,000

Amortization and foreign exchange (current year)	(83,000)	--

Impairment loss	(14,507,000)	(12,695,000)

Balance at June 30, 2018, net	$7,039,000	$1,281,000

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

	2018	2017
Vested Series A warrants	404,412	404,412
Unvested Series A warrants(1)	698,529	698,529
Warrants – other	13,197,267	3,725,782
Stock options	1,200,470	397,388
Restricted stock units	--	59,694
Total	15,500,678	5,285,805

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

Supplemental Pro Forma Data

The Company used the acquisition method of accounting to account for the SynGen acquisition and, accordingly, the results of SynGen are included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition.  For the three and six months ended June 30, 2018, Cesca has recorded revenues of approximately $19,000 and $49,000 respectively associated with the operations of SynGen.  The following unaudited supplemental pro forma data for the three and six months ended June 30, 2017 present consolidated information as if the acquisition had been completed on January 1, 2017.  The pro forma results were calculated by combining the results of Cesca Inc. with the stand-alone results of SynGen Inc. for the pre-acquisition periods:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net revenues	$3,758,000	$7,138,000
Net loss	$(1,712,000)	$(3,960,000)
Basic and diluted net loss per common share	$(0.17)	$(0.40)

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

4.     Related Party Transactions

Revolving Credit Agreement

On March 6, 2017, Cesca entered into the Credit Agreement with Boyalife Investment Fund II, Inc., which later merged into Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of Boyalife Group Inc. The Credit Agreement and subsequent amendments, grants to the Company the right to borrow up to $10,000,000 from Lender (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). The Company has drawn down a total of $7,200,000 as of June 30, 2018.

The Credit Agreement and the Convertible Promissory Note issued thereunder (the “Note”) provide that the principal and all accrued but unpaid interest under the Loan will be due and payable on the Maturity Date, with payments of interest-only due on the last day of each calendar year. The Loan bears interest at 22% per annum, simple interest. The Note can be prepaid in whole or in part by the Company at any time without penalty.

The Credit Agreement and Note were amended on April 16, 2018.  The First Amended and Restated Credit Agreement (“the Amended Credit Agreement”) contained the following provisions:

●

The Lender was granted the right to convert, at any time, outstanding principal and accrued but unpaid interest under the Credit Agreement into shares of Common Stock at a conversion price equal to $1.61 per share, subject to customary adjustments for stock splits, reverse stock splits, and the like (the “Fixed Conversion Price”). Notwithstanding the foregoing, if the Note is converted after the Maturity Date, the conversion price of the Note will be the lower of the Fixed Conversion Price or an amount equal to 90% of the average volume-weighted average price of Common Stock during the 10 trading days immediately prior to the Maturity Date. Prior to the April 2018 amendment, the principal and accrued interest was convertible by the Lender only upon maturity of the obligation.

●

If the Company after April 16, 2018 issues shares of Common Stock, or is deemed to issue shares of Common Stock, prior to the full payment or conversion of the Note for a price per share lower than the Fixed Conversion Price then in effect, the Fixed Conversion Price will be reduced to the price per share paid in the future issuance, with certain customary exceptions for equity plan issuances and issuances pursuant to certain strategic transactions.

●

The Company has been granted the right to defer payment of the $657,000 interest payment that was originally due on December 31, 2017 until December 31, 2018, or if earlier, the date on which the Company completes a debt or equity financing transaction resulting in gross proceeds of $5.0 million or more.

On May 7, 2018, the Company entered into an Amendment No. 1 to the Amended Credit Agreement with Boyalife Asset Holding II, Inc.  The Amendment No. 1 amends the Company’s revolving line of credit facility by adding a provision securing it with a security interest in the Company’s shares of common stock of ThermoGenesis Corp.

On May 18, 2018, the Company completed a public offering of its Common Stock for a purchase price of $0.60 per unit.  This offering lowered the effective Fixed Conversion Price from $1.61 to $0.60.

The Maturity Date of the Amended Credit Agreement is subject to acceleration at the option of the Lender upon customary events of default, which include a breach of the Loan documents, termination of operations, or bankruptcy. The Lender’s obligation to make advances under the Loan is subject to the Company’s representations and warranties in the Amended Credit Agreement continuing to be true at all times and there being no continuing event of default under the Note.   No default has occurred through the date of filing.

The Company accounted for the Amended Credit Agreement as a loan modification.  As discussed in Note 2, The Company has adopted ASU 2017-11 “Accounting for Certain Financial Instruments with Down Round Features”.  The Company performed an analysis of the Amended Credit Agreement, including the adoption of ASU 2017-11 in the analysis.  It determined that the embedded conversion option contained within the Amended Credit Agreement does not require bifurcation and should not be classified as a derivative liability.  Additionally, it was concluded that the conversion option does not contain a beneficial conversion feature.  As of June 30, 2018, the lowered Fixed Conversion Price of $0.60 was not “in the money”.  Consequently, no separate entry or adjustment is recorded for the embedded conversion option as of June 30, 2018.

The Company recorded interest expense of $382,000 and $742,000 during the three and six months ended June 30, 2018, and $103,000 and $122,000 for the three and six months ended June 30, 2017, respectively, and had an interest payable balance of $742,000 and $657,000 at June 30, 2018 and December 31, 2017, respectively.

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

Revenues

During the three and six months ended June 30, 2018, the Company recorded $43,000 and $269,000 and $0 for the three and six months ended June 30 2017 respectively, of revenues from Boyalife related to the aforementioned distributor agreement.

Bill Payment Arrangement

The Company entered into a bill payment arrangement whereby Boyalife Group Ltd. (Payor), the Company’s largest shareholder, agreed to pay the Company’s legal expenses payable to the Company’s attorney related to certain litigation involving SynGen (the “Bill Payment Arrangement”), although the Company remains jointly and severally liable for the payment of such legal fees.  The terms of the Bill Payment Arrangement provided that the Company will reimburse Payor for any and all amounts paid by Payor in connection with the Bill Payment Arrangement under certain specified events.  There is no interest payable on outstanding balance of related party payable.  This litigation was terminated as part of the SynGen acquisition agreement.  Invoices totaling $606,000 had previously been paid by Payor.  The Company reimbursed the Payor for the full outstanding amount of $606,000 during the quarter ended June 30, 2018.

5.     Commitments and Contingencies

Financial Covenants

Effective May 15, 2017, the Company entered into a Sixth Amended and Restated Technology License and Escrow Agreement with CBR Systems, Inc. which modified the financial covenant that the Company must meet in order to avoid an event of default. The Company must maintain a cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000,000. The Company was in compliance with this financial covenant as of June 30, 2018.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited condensed consolidated balance sheets. The change in the warranty liability for the six months ended June 30, 2018 is summarized in the following table:

Balance at December 31, 2017	$291,000
Warranties issued during the period	30,000
Settlements made during the period	(216,000)
Changes in liability for pre-existing warranties during the period	(5,000)
Balance at June 30, 2018	$100,000

Contingencies and Restricted Cash

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm. Included in the engagement letter was a success fee due upon the successful conclusion of certain strategic transactions. On May 4, 2017, a lawsuit was filed against the Company and its CEO by the consulting firm as the consulting firm argues that it is owed a transaction fee of $1,000,000 under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016. In October 2017, to streamline the case by providing for the dismissal of Dr. Xu as an individual defendant and without acknowledging any liability, the Company deposited $1,000,000 with the Court. The consulting firm has also dismissed the Company’s CEO from the case, without liability. The Company filed a Motion for Summary Judgment, which was denied by the Court on June 26, 2018. No trial date has been set. The Company intends to defend the lawsuit vigorously and no accrual has been recorded for this contingent liability as of June 30, 2018.

On January 31, 2018, the Company engaged a broker-dealer (the “BD”) pursuant to an engagement agreement to serve as the lead managing underwriter for a proposed underwritten public offering of the Common Stock.  The BD was not able to complete an underwritten public offering of the Common Stock prior to the end of the engagement period specified in our engagement agreement with the BD, which was February 16, 2018.  Following the expiration of the engagement period, the Company completed a registered direct offering of 609,636 shares and 304,818 warrants on March 28, 2018.  The Company received a letter from the BD stating that, pursuant to the terms of their engagement agreement, the BD is entitled to a tail commission of 8% on proceeds received in the March 2018 registered direct offering from any investors with whom the Company met during the BD engagement, and the BD further stated in such letter that they would be entitled to an 8% tail commission on any proceeds received from such investors in any offering that occurs prior to August 16, 2018.

On June 1, 2018, the Company signed a settlement and release agreement with the BD.  Under the terms of the agreement, both parties agree that the BD agreement dated January 31, 2018 is terminated and of no further force and effect, except for as listed below.  Cesca made a $150,000 payment to the BD in June 2018 to execute this agreement, which was recorded in general and administrative expenses.  The agreement also provided the BD with a “Right of First Refusal”, which states that if Cesca elects to engage an investment bank to pursue a rights offering during the six month period following the effective date of the agreement, the BD will have a right of first refusal to act as the exclusive financial advisor and dealer manager of the right offering on customary market-based engagement terms.  The agreement defines “rights offering” as a registered transaction in which Cesca issues rights to all of its holders of outstanding Common Stock to purchase within a fixed period of time additional shares directly from Cesca in an amount in proportion to the number of outstanding shares of Common Stock held by them.

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of June 30, 2018, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

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

	Series A
	June 30, 2018	December 31, 2017
Market price of common stock	$0.42	$3.00
Expected volatility	111.2%	107%
Contractual term (years)	2.7	3.2
Discount rate	2.60%	1.99%
Dividend rate	0%	0%
Exercise price	$8.00	$8.00

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded a gain of $308,000 and $567,000 for the three and six months ended June 30, 2018, and $44,000 and $113,000 during the three and six months ended June 30, 2017, respectively, representing the net change in the fair value of the derivative liability, in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	Derivative Obligation
	June 30, 2018	December 31, 2017
Balance	$30,000	$597,000
Level 1	$-	$-
Level 2	$-	$-
Level 3	$30,000	$597,000

The following table reflects the change in fair value of the Company’s derivative liabilities for the six months ended June 30, 2018:

Amount
Balance – December 31, 2017	$597,000
Change in fair value of derivative obligation	(567,000)
Balance – June 30, 2018	$30,000

7.     Stockholders’ Equity

Common Stock

On May 18, 2018, the Company completed a public offering 6,475,001 Units and 2,691,666 Pre-Funded Units for a purchase price of $0.60 per unit, resulting in aggregate gross proceeds of approximately $5,500,000, net proceeds of $4,819,000 after deducting the offering expenses of $681,000.  Each Unit consists of one share of the Company’s Common Stock, and one common warrant to purchase one share of Common Stock, and each Pre-Funded Unit consists of one pre-funded warrant to purchase one share of Common Stock and one common warrant to purchase one share of Common Stock.  The common warrants included in the Units and Pre-Funded Units were immediately exercisable at a price of $0.60 per share of Common Stock, subject to adjustment in certain circumstances, and will expire five years from the date of issuance.

As of June 30, 2018, all 2,691,666 Pre-Funded units issued in the May 2018 public offering had been exercised.

On March 28, 2018, the Company sold 609,636 shares of common stock at a price of $2.27 per share. The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company of approximately $171,000, were $1,213,000. Additionally, the investors received unregistered warrants in a simultaneous private placement to purchase up to 304,818 shares of common stock. The warrants have an exercise price of $2.68 per share and shall be exercisable commencing six months following the issuance date and have a term of 5.5 years and were accounted for as equity by the Company.

Stock Based Compensation

The Company recorded stock-based compensation of $163,000 and $300,000 for the three and six months ended June 30, 2018, and $181,000 and $428,000 for the three and six months ended June 30, 2017, respectively.

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2017	1,156,027	$3.92

Granted	93,500	$2.63
Forfeited	(21,875)	$3.26
Expired	(27,182)	$4.67

Outstanding at June 30, 2018	1,200,470	$3.81	8.4	--

Vested and expected to vest at June 30, 2018	960,726	$4.02	8.1	--

Exercisable at June 30, 2018	303,348	$6.26	5.5	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the six months ended June 30, 2018.

The fair value of the Company’s stock options granted for the six months ended June 30, 2018 was estimated using the following weighted-average assumptions:

Expected life (years)	5.6
Risk-free interest rate	2.7%
Expected volatility	98%
Dividend yield	0%

Common Stock Restricted Units

The following is a summary of restricted stock activity during the six months ended June 30, 2018:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Balance at December 31, 2017	416	$17.60
Granted	--	--
Vested	416	17.60
Forfeited	--	--
Outstanding at June 30, 2018	--	--

Warrants

A summary of warrant activity for the six months ended June 30, 2018 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2017	4,828,723	$9.37
Warrants granted	9,471,485	0.67
Warrants canceled	--	--
Warrants exercised	--	--

Outstanding at June 30, 2018	14,300,208	$3.61

Exercisable at June 30, 2018	13,296,861	$3.40

At June 30, 2018, the total intrinsic value of warrants outstanding and exercisable was $0.

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

The following table summarizes the operating results of the Company’s reportable segments:

	Three Months Ended June 30, 2018
	Clinical Development	Device	Total
Net revenues	$46,000	$1,958,000	$2,004,000
Cost of revenues	49,000	1,592,000	1,641,000
Gross profit	(3,000)	366,000	363,000

Operating expenses	28,408,000	2,460,000	30,868,000
Operating loss	$(28,411,000)	$(2,094,000)	$(30,505,000)

Depreciation and amortization	$69,000	$105,000	$174,000
Impairment Charges	$27,202,000	$--	$27,202,000
Stock-based compensation expense	$122,000	$41,000	$163,000

	Three Months Ended June 30, 2017
	Clinical Development	Device	Total
Net revenues	$113,000	$3,388,000	$3,501,000
Cost of revenues	111,000	1,862,000	1,973,000
Gross profit	2,000	1,526,000	1,528,000

Operating expenses	1,899,000	1,361,000	3,260,000
Operating loss	$(1,897,000)	$165,000	$(1,732,000)

Depreciation and amortization	$110,000	$62,000	$172,000
Stock-based compensation expense	$100,000	$81,000	$181,000

	Six Months Ended June 30, 2018
	Clinical Development	Device	Total
Net revenues	$108,000	$3,763,000	$3,871,000
Cost of revenues	120,000	3,036,000	3,156,000
Gross profit	(12,000)	727,000	715,000

Operating expenses	29,588,000	4,889,000	34,477,000
Operating loss	$(29,600,000)	$(4,162,000)	$(33,762,000)

Depreciation and amortization	$137,000	$196,000	$333,000
Impairment Charges	$27,202,000	$--	$27,202,000
Stock-based compensation expense	$220,000	$80,000	$300,000
Goodwill	$500,000	$781,000	$1,281,000
Total assets	$12,808,000	$10,435,000	$23,243,000

	Six Months Ended June 30, 2017
	Clinical Development	Device	Total
Net revenues	$266,000	$6,487,000	$6,753,000
Cost of revenues	235,000	3,613,000	3,848,000
Gross profit	31,000	2,874,000	2,905,000

Operating expenses	3,880,000	2,920,000	6,800,000
Operating loss	$(3,849,000)	$(46,000)	$(3,895,000)

Depreciation and amortization	$226,000	$131,000	$357,000
Stock-based compensation expense	$251,000	$177,000	$428,000

9.      Income Taxes

The following table summarizes our benefit for income taxes and our effective tax rates for the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net loss before benefit for income taxes	$(30,612,000)	$(33,982,000)

Benefit for income taxes	3,451,000	3,451,000

Effective tax rate	11.3%	10.2%

For the three months ended June 30, 2018, we recorded a benefit of $3,451,000 related to the reduction of our deferred tax liability associated with indefinite life intangible assets, which were impaired during the three months ended June 30, 2018. The entire impact of the impairment was recorded as a discrete event.

For the six months ended June 30, 2018, we recorded the same benefit for income taxes of $3,451,000.

The Tax Cuts and Jobs Act (Jobs Act) legislation was passed in December 2017, which has various implications on our income tax provision accrual. The main impact of the tax reform on our provision for income taxes is the decrease in our statutory federal income tax rate from 35% to 21% and the change in the deferred income tax rate used in determining the ending deferred tax balances. Our estimated annual effective tax rate has been adjusted for the impact of the Jobs Act including, among other things, certain limitation on deductions and taxes on Global Intangible Low-Taxed Income (GILTI) earned by our India subsidiary. Given the complexity of the GILTI provisions, we are still evaluating their effects and as of June 30, 2018, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided for additional GILTI on deferred items. The effects of other provisions of the tax reform legislation are not expected to have a material impact on our condensed consolidated financial statements. However, the final impact of the Jobs Act may differ from our estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued, and resulting actions we may take.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and, in the future, could affect actual results, and may cause actual results for the three months and six months ended June 30, 2018 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet FDA regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, and other risk factors listed from time to time in our SEC reports, including, in particular, those set forth in Cesca’s 2017 Transition Report on Form 10-K for the transition period ended December 31, 2017.

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

In June 2018, we undertook a restructuring initiative to reduce our operating expenses.  The restructuring resulted in a reduction of approximately 25% of the Company’s workforce in various functions.  This action, combined with other cost savings initiatives is expected to reduce annual operating costs by approximately $2,500,000.  We incurred a restructuring charge of approximately $225,000 during the three months ended June 30, 2018, recorded as a component of general and administrative expense

We have two reportable business segments: A “Device Segment” and a “Clinical Development Segment.” The Device Segment engages in the development and commercialization of automated technologies for cell-based therapeutics and bio-processing. The Device Segment is operated through Cesca’s ThermoGenesis subsidiary. The Clinical Development Segment is developing autologous (utilizing the patient’s own cells) stem cell-based therapeutics that address significant unmet medical needs for the applications within the vascular, cardiology and orthopedic markets.

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

Cellular Processing for Immuno-Oncology Applications

CAR-TXpress™ allows for the automated manufacturing, expansion and storage of cellular therapies for immuno-oncology, including various T-cell and natural killer (NK) cell based therapies.

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

X-BACS™ for Cell Purification – a semi-automated, functionally closed system employs microbubbles to isolate target cells by buoyancy-activated cell sorting (BACS). These microbubbles, through antibodies, bind specifically to desired target cells. Subsequent collection of the floating target cell coated with microbubbles provides a highly-purified preparation of target cells, with high recovery efficiency and cell viability.

X-Wash® for Washing and Reformulation – a semi-automated, functionally-closed system that separates, washes, and volume-reduces frozen cells or cell cultures to a programmable volume.

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

PXP for Orthopedics – Osteoarthritis (OA) - Cesca is in early stage development of an autologous stem cell based therapy intended to treat patients with cartilage tissue degeneration that may lead to progressive cartilage loss and painful joint diseases. Localized articular cartilage defects can potentially be repaired by transplantation of autologous cell therapy. Therapies in development using Cesca’s proprietary PXP system are expected to delay further deterioration and repair the damaged joint cartilage. Treatment is typically via a single procedure in the hospital or clinic.

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

Results of Operations for the Three Months Ended June 30, 2018 as Compared to the Three Months Ended June 30, 2017

Net Revenues

Consolidated net revenues for the three months ended June 30, 2018 were $2,004,000, compared to $3,501,000 for the three months ended June 30, 2017, a decrease of $1,497,000 or 43%. Device Segment revenues decreased in the AXP product line primarily due to the distributor change in the China market, lower BioArchive device sales and a decrease in other due to the ending of a royalty payment agreement in the prior year. Clinical development revenues consist of sales generated by our Totipotent subsidiaries. Manual disposables decreased due to the loss of Totipotent’s primary customer for manual disposables at the end of 2017 and other declined due to lower storage of cord blood at the Novacord cord blood bank.

	June 30, 2018	June 30, 2017
Device Segment:
AXP	$945,000	$1,962,000
BioArchive	760,000	981,000
Manual Disposables	229,000	164,000
Other	24,000	291,000
	1,958,000	3,398,000
Clinical Development Segment:
Manual Disposables	1,000	45,000
Bone Marrow	38,000	27,000
Other	7,000	31,000
	46,000	103,000
	$2,004,000	$3,501,000

Gross Profit

The Company’s gross profit was $363,000 or 18% of net revenues for the three months ended June 30, 2018, compared to $1,528,000 or 44% for three months ended June 30, 2017.  Our Device Segment gross profit margin decreased from $1,526,000 or 45% for the three months ended June 30, 2017 to $366,000 or 19% for the three months ended June 30, 2018 primarily due to lower sales, higher overhead costs due to the acquisition of SynGen and inventory scrap expenses due to discontinuing sales of two low volume products.  Additionally, prior year gross profit margin percentage was higher due to the reversal of inventory reserves for products sold.

Sales and Marketing Expenses

Consolidated sales and marketing expenses were $359,000 for the three months ended June 30, 2018, as compared to $421,000 for the three months ended June 30, 2017, a decrease of $62,000 or 15%. The decrease was in the Clinical Development Segment and driven by reduced headcount and bad debt expenses for the Totipotent RX subsidiary in India. Sales and marketing expenses were consistent in both periods in the Device Segment.

Research and Development Expenses

Consolidated research and development expenses were $908,000 for the three months ended June 30, 2018, compared to $566,000 for the three months ended June 30, 2017, an increase of $342,000 or 60%. The changes are due to additional headcount and expenses in the Device Segment related to the development of our CAR-TXpress platform which we acquired as a result of the SynGen acquisition, and a shift in existing personnel from the Clinical Development Segment to the Device Segment as we are minimally funding clinical development projects until a strategic partner is located.

General and Administrative Expenses

Consolidated general and administrative expenses for the three months ended June 30, 2018 were $2,399,000, compared to $1,963,000 for the three months ended June 30, 2017, an increase of $436,000 or 22%. The increase is driven by severance expenses and the broker-dealer legal settlement.

Impairment Charges

The Company incurred impairment charges of $27,202,000 during the three months ended June 30, 2018 as compared to impairment charges of $310,000 during the three months ended June 30, 2017. During the quarter, the Company experienced a significant and sustained decline in its stock price resulting in its market capitalization falling significantly below the recorded value of its consolidated assets. The Company performed a quantitative assessment which determined that carrying amount for the Company’s goodwill and indefinite lived intangible assets relating to the clinical protocols exceeded its estimated fair value. As a result, impairment charges of $12,695,000 to goodwill and $14,507,000 to the intangible assets were recorded during the period to the Clinical Development Segment.

Benefit for Income Taxes

The income tax benefit increased to $3,451,000 in the three months ended June 30, 2018 as compared to $673,000 in the three months ended June 30, 2017.  The increase was due to the impairment of the indefinite lived intangible assets for the clinical protocols and goodwill.  The Company’s deferred tax liability is tied to the intangible assets and goodwill.  The impairment caused the deferred tax liability to decrease from $4,730,000 to $1,279,000, which resulted in an income tax benefit for the period.

Results of Operations for the Six Months Ended June 30, 2018 as Compared to the Six Months Ended June 30, 2017

Net Revenues

Consolidated net revenues for the six months ended June 30, 2018 were $3,871,000, compared to $6,753,000 for the six months ended June 30, 2017, a decrease of $2,882,000 or 43%. Device Segment revenues decreased in the AXP product line primarily due to the distributor change in the China market and sales of ten AXP devices in the prior year to a distributor in Europe for a new customer. BioArchive device sales decreased due to one less device sale and other decreased due to the ending of a royalty payment agreement in the prior year. Clinical development revenues consist of sales generated by our Totipotent subsidiaries. Manual disposables decreased due to the loss of Totipotent’s primary customer for manual disposables at the end of 2017 and other declined due to lower storage of cord blood at the Novacord cord blood bank.

	June 30, 2018	June 30, 2017
Device Segment:
AXP	$1,695,000	$3,900,000
BioArchive	1,527,000	1,822,000
Manual Disposables	462,000	444,000
Other	79,000	331,000
	3,763,000	6,497,000
Clinical Development Segment:
Manual Disposables	23,000	70,000
Bone Marrow	61,000	92,000
Other	24,000	94,000
	108,000	256,000
	$3,871,000	$6,753,000

Gross Profit

The Company’s gross profit was $715,000 or 18% of net revenues for the six months ended June 30, 2018, compared to $2,905,000 or 43% for six months ended June 30, 2017. Our Device Segment gross profit margin decreased from $2,874,000 or 44% for the six months ended June 30, 2017 to $727,000 or 19% for the six months ended June 30, 2018 primarily due primarily due to lower sales, higher overhead costs due to the acquisition of SynGen and inventory scrap expenses as a result of discontinuing sales of two low volume products. Additionally, prior year gross profit margin percentage was higher due to the reversal of inventory reserves for products sold.

Sales and Marketing Expenses

Consolidated sales and marketing expenses were $685,000 for the six months ended June 30, 2018, as compared to $756,000 for the six months ended June 30, 2017, a decrease of $71,000 or 9%. The decrease was in the Clinical Device Segment and driven by reduced headcount and bad debt expenses in for the Totipotent RX subsidiary in India. Sales and marketing expenses were consistent in both periods in the Device Segment.

Research and Development Expenses

Consolidated research and development expenses were $1,949,000 for the six months ended June 30, 2018, compared to $1,133,000 for the six months ended June 30, 2017, an increase of $816,000 or 72%. The changes are due to additional headcount and expenses in the Device Segment related to the development of our CAR-TXpress platform which we acquired as a result of the SynGen acquisition, and a shift in existing personnel from the Clinical Development Segment to the Device Segment as we are minimally funding clinical development projects until a strategic partner is located.

General and Administrative Expenses

Consolidated general and administrative expenses for the six months ended June 30, 2018 were $4,641,000, compared to $4,601,000 for the six months ended June 30, 2017, an increase of $40,000 or 1%. The increase is driven by increased salaries and employee related expenses, offset by reduced legal expenses.

Impairment Charges

The Company incurred impairment charges of $27,202,000 during the six months ended June 30, 2018 as compared to impairment charges of $310,000 during the six months ended June 30, 2017. During the period, the Company experienced a significant and sustained decline in its stock price resulting in its market capitalization falling significantly below the recorded value of its consolidated assets. The Company performed a quantitative assessment which determined that carrying amount for the Company’s goodwill and indefinite lived intangible assets relating to the clinical protocols exceeded its estimated fair value. As a result, impairment charges of $12,695,000 to goodwill and $14,507,000 to the intangible assets were recorded during the period to the Clinical Development Segment.

Benefit for Income Taxes

The income tax benefit increased to $3,451,000 in the six months ended June 30, 2018 as compared to $673,000 in the six months ended June 30, 2017.  The increase was due to the impairment of the indefinite lived intangible assets for the clinical protocols and goodwill.  The Company’s deferred tax liability is tied to the intangible assets and goodwill.  The impairment caused the deferred tax liability to decrease from $4,730,000 to $1,279,000, which resulted in an income tax benefit for the period.

Liquidity and Capital Resources

At June 30, 2018, the Company had cash and cash equivalents of $3,071,000 and working capital of $5,006,000.  This compares to cash and cash equivalents of $3,513,000 and working capital of $5,990,000 at December 31, 2017.  We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

On May 18, 2018, the Company announced the completion of a public offering of 9,166,667 units (the “Units”), with each Unit consisting of one common share, $0.001 par value (the “Common Shares”) or Common Share equivalent and one common warrant to purchase one Common Share (the “Warrants”) for aggregate gross proceeds of $5,500,000, net proceeds of $4,819,000 after deducting offering expenses of $681,000. The offering was priced at $0.60 per Common Share (or Common Share equivalent), with each Common Share (or Common Share equivalent) sold with one five-year warrant to purchase one Common Share, at an exercise price of $0.60.

The Company has a Revolving Credit Agreement with Boyalife Investment Fund II, Inc. As of June 30, 2018, the Company had drawn down $7,200,000 of the $10,000,000 available under the Credit Agreement. Boyalife Investment Fund II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

The Company has incurred recurring operating losses and as of June 30, 2018 had an accumulated deficit of $217,337,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date. The Company anticipates requiring additional capital to grow the device business, to fund other operating expenses and to make interest payments on the line of credit with Boyalife. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company plans to seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to us, if at all.

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cesca is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide information under this item.

Item 4. Controls and Procedures

Cesca carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Principal Accounting Officer (principal financial officer), of the effectiveness of the design and operation of Cesca’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, Cesca’s Chief Executive Officer and Principal Accounting Officer have both concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

There were no changes in Cesca’s internal controls over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of operations, the Company may have disagreements or disputes with distributors, vendors or employees. Such potential disputes are seen by management as a normal part of business.

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm. Included in the engagement letter was a success fee due upon the successful conclusion of certain strategic transactions. On May 4, 2017, a lawsuit was filed against the Company and its CEO by the consulting firm as the consulting firm argues that it is owed a transaction fee of $1,000,000 under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016. In October 2017, to streamline the case by providing for the dismissal of Dr. Xu as an individual defendant and without acknowledging any liability, the Company deposited $1,000,000 with the Court. The consulting firm has also dismissed the Company’s CEO from the case, without liability. The Company filed a Motion for Summary Judgment, which was denied by the Court on June 26, 2018. No trial date has been set. The Company intends to defend the lawsuit vigorously and no accrual has been recorded for this contingent liability as of June 30, 2018.

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

If the Price of our Common Stock Does Not Meet the Requirements of the NASDAQ Capital Market Stock Exchange, Our Shares may be Delisted. Our Ability to Publicly or Privately Sell Equity Securities and the Liquidity of Our Common Stock Could be Adversely Affected if We Are Delisted. The listing standards of NASDAQ provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. The bid price of our stock has been below $1.00 for a period of greater than 30 consecutive business days. As such, on June 27,2018, the Company received a notice from the NASDAQ Listing Qualifications Department informing us that we must regain compliance with listing requirements or face delisting. In order to regain compliance, at any time before December 24, 2018, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive business days. The notice states that NASDAQ will provide us with written notification when our common stock has regained compliance.

If compliance cannot be demonstrated by December 24, 2018, then NASDAQ will decide whether we meet all applicable standards for initial listing on the Capital Market (except the bid price requirement) based on our most recent public filings and market information. The notice states that, if we meet these standards, then we are eligible to have an additional 180 calendar day compliance period. NASDAQ can deny the extension if it does not appear to them that it is possible for us to cure the deficiency. Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Cesca had no unregistered sales of equity securities during the three months ended June 30, 2018.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

An index of exhibits is found on page 30 of this report.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporated by Reference
4.1	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 10.38 to Form S-1 filed with the SEC on May 14, 2018.
4.2	Form of Common Warrant	Incorporated by reference to Exhibit 10.37 to Form S-1 filed with the SEC on May 14, 2018.
10.1	Form of Securities Purchase Agreement	Incorporated by reference to Exhibit 10.39 to Form S-1 filed with the SEC on May 14, 2018.
10.2	Amendment No. 1, dated May 7, 2018, to First Amended and Restated Revolving Credit Agreement between Cesca Therapeutics Inc. and Boyalife Asset Holding II, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 7, 2018.
10.3	Second Amended and Restated Convertible Promissory Note, dated April 16, 2018, issued by Cesca Therapeutics Inc. to Boyalife Asset Holding II, Inc.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on April 18, 2018.
10.4	First Amended and Restated Revolving Credit Agreement, dated April 16, 2018, between Cesca Therapeutics Inc. and Boyalife Asset Holding II, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 18, 2018.
10.5	First Amended and Restated Nomination and Voting Agreement, dated April 16, 2018, between Cesca Therapeutics Inc. and Boyalife (Hong Kong) Limited	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on April 18, 2018.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

Cesca Therapeutics Inc. (Registrant)

Dated: August 14, 2018	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)
Dated: August 14, 2018	/s/ Jeff Cauble
Jeff Cauble Principal Financial and Accounting Officer (Principal Financial Officer and Principal Accounting Officer)