Form 10-Q
period 2018-09-30
CESCA THERAPEUTICS INC.
filed 2018-11-14
CIK 811212

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018.

or

___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-16375 Cesca Therapeutics Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2018
Common stock, $.001 par value	21,649,147

Cesca Therapeutics Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cesca Therapeutics Inc.

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,220,000	$3,513,000
Accounts receivable, net of allowance for doubtful accounts of $335,000 ($274,000 at December 31, 2017)	2,090,000	1,687,000
Accounts receivable – related party	--	862,000
Inventories, net of reserves of $142,000 ($1,069,000 at December 31, 2017)	4,332,000	4,798,000
Prepaid expenses and other current assets	286,000	594,000
Total current assets	8,928,000	11,454,000

Restricted cash	1,000,000	1,000,000
Equipment, less accumulated depreciation	3,343,000	2,996,000
Goodwill	1,281,000	13,976,000
Intangible assets, net	6,996,000	21,629,000
Other assets	51,000	56,000
Total assets	$21,599,000	$51,111,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,784,000	$2,079,000
Accrued payroll and related expenses	384,000	532,000
Deferred revenue	527,000	384,000
Related party payable	--	606,000
Interest payable – related party	1,128,000	657,000
Other current liabilities	1,478,000	1,206,000
Total current liabilities	5,301,000	5,464,000

Convertible promissory note – related party, less debt discount of $6,400,000 at September 30, 2018 ($0 at December 31, 2017)	800,000	6,700,000
Derivative obligations	6,000	597,000
Noncurrent deferred tax liability	1,279,000	4,730,000
Other noncurrent liabilities	343,000	408,000
Total liabilities	7,729,000	17,899,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; none issued and outstanding	--	--

Common stock, $0.001 par value; 350,000,000 shares authorized; 21,649,147 issued and outstanding (10,872,428 at December 31, 2017)	22,000	11,000
Paid in capital in excess of par	235,691,000	221,371,000
Accumulated deficit	(220,276,000)	(187,640,000)
Accumulated other comprehensive income (loss)	8,000	(43,000)
Total Cesca Therapeutics Inc. stockholders’ equity	15,445,000	33,699,000

Noncontrolling interests	(1,575,000)	(487,000)
Total equity	13,870,000	33,212,000
Total liabilities and stockholders’ equity	$21,599,000	$51,111,000

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net revenues	$3,113,000	$3,069,000	$6,984,000	$9,822,000
Cost of revenues	2,458,000	2,138,000	5,614,000	5,986,000

Gross profit	655,000	931,000	1,370,000	3,836,000

Expenses:

Sales and marketing	364,000	517,000	1,048,000	1,273,000
Research and development	611,000	1,063,000	2,560,000	2,196,000
General and administrative	1,615,000	1,701,000	6,256,000	6,302,000
Impairment charges	--	--	27,202,000	310,000

Total operating expenses	2,590,000	3,281,000	37,066,000	10,081,000

Loss from operations	(1,935,000)	(2,350,000)	(35,696,000)	(6,245,000)

Other income (expense):

Change in fair value of derivative instruments	24,000	(13,000)	591,000	100,000
Interest expense	(835,000)	(198,000)	(1,928,000)	(329,000)
Other expense	(18,000)	(26,000)	(63,000)	(37,000)

Total other expense	(829,000)	(237,000)	(1,400,000)	(266,000)

Loss before benefit for income taxes	(2,764,000)	(2,587,000)	(37,096,000)	(6,511,000)
Benefit for income taxes	--	--	3,451,000	673,000
Net loss	(2,764,000)	(2,587,000)	(33,645,000)	(5,838,000)

Loss attributable to noncontrolling interests	(175,000)	(237,000)	(1,088,000)	(237,000)
Net loss attributable to common stockholders	$(2,589,000)	$(2,350,000)	$(32,557,000)	$(5,601,000)

COMPREHENSIVE LOSS
Net loss	$(2,764,000)	$(2,587,000)	$(33,645,000)	$(5,838,000)
Other comprehensive loss:
Foreign currency translation adjustments	23,000	4,000	51,000	3,000
Comprehensive loss	(2,741,000)	(2,583,000)	(33,594,000)	(5,835,000)

Comprehensive loss attributable to noncontrolling interests	(175,000)	(237,000)	(1,088,000)	(237,000)
Comprehensive loss attributable to common stockholders	$(2,566,000)	$(2,346,000)	$(32,506,000)	$(5,598,000)

Per share data:

Basic and diluted net loss per common share	$(0.12)	$(0.24)	$(2.01)	$(0.57)

Weighted average common shares outstanding Basic and diluted	22,114,473	9,950,776	16,174,365	9,902,480

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(33,645,000)	$(5,838,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	506,000	517,000
Stock based compensation expense	475,000	560,000
Recovery of excess and slow-moving inventories	(126,000)	(117,000)
Bad debt expense	75,000	37,000
Amortization of debt discount	800,000	--
Change in fair value of derivative	(591,000)	(100,000)
Loss on disposal of equipment	451,000	176,000
Impairment of intangible asset	27,202,000	310,000
Deferred income tax benefit	(3,451,000)	(673,000)
Net change in operating assets and liabilities:
Accounts receivable	543,000	(413,000)
Inventories	336,000	(111,000)
Prepaid expenses and other assets	304,000	(11,000)
Accounts payable	(407,000)	(29,000)
Related party payable	(606,000)	606,000
Accrued payroll and related expenses	(147,000)	(1,192,000)
Deferred revenue	66,000	200,000
Other current liabilities	785,000	(94,000)
Other noncurrent liabilities	(1,000)	77,000
Net cash used in operating activities	(7,431,000)	(6,095,000)
Cash flows from investing activities:
Cash paid for business acquisition	--	(1,000,000)
Capital expenditures	(985,000)	(239,000)
Net cash used in investing activities	(985,000)	(1,239,000)
Cash flows from financing activities:
Proceeds from convertible promissory note – related party	500,000	5,000,000
Payment of financing cost	--	(13,000)
Payments on capital lease obligations	(28,000)	(42,000)
Proceeds from issuance of common stock and warrants, net	6,655,000	--
Cash paid for taxes on vested stock	--	(51,000)
Net cash provided by financing activities	7,127,000	4,894,000
Effects of foreign currency rate changes on cash and equivalents	(4,000)	5,000
Net change in cash and cash equivalents	(1,293,000)	(2,435,000)
Cash and cash equivalents at beginning of period	3,513,000	4,899,000
Cash and cash equivalents at end of period	$2,220,000	$2,464,000
Supplemental disclosures of cash flow information:
Cash paid for interest	$664,000	$5,000
Supplemental non-cash financing and investing information:
Subsidiary common stock issued for acquisition of net assets	--	$2,499,000
Recording of beneficial conversion feature on debt	$7,200,000	--
Transfer of inventories to equipment	$420,000	--
Transfer of equipment to inventories	$172,000	$625,000

See accompanying notes.

Cesca Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Cesca Therapeutics Inc. (“Cesca Therapeutics,” “Cesca,” the “Company”), a Delaware corporation, develops, commercializes and markets a range of automated technologies for CAR-T and other cell-based therapies. The Company was founded in 1986 and is headquartered in Rancho Cordova, CA. ThermoGenesis Corp. (“ThermoGenesis”), its device subsidiary, provides the AutoXpress® and BioArchive® platforms for automated clinical biobanking, PXP™ platform for point-of-care cell-based therapies and CAR-TXpress™ platform under development for bio-manufacturing for immuno-oncology applications. Cesca is also leveraging its proprietary technology platforms to develop autologous cell-based therapies that address significant unmet needs in the vascular and orthopedic markets.

Cesca is an affiliate of the Boyalife Group, a China-based industry research alliance encompassing top research institutions for stem cell and regenerative medicine.

Liquidity and Going Concern

The Company has a Revolving Credit Agreement (the “Credit Agreement”) with Boyalife Asset Holding II, Inc. (Refer to Note 4). As of September 30, 2018, the Company had drawn down $7,200,000 of the $10,000,000 available under the Credit Agreement. Future draw-downs may be limited for various reasons including default or government regulations in China. Boyalife Asset Holding II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

On August 28, 2018, the Company completed a private placement transaction with an accredited investor, in which the Company sold 1,000,000 shares of the Company's common stock, par value $0.001 per share (Common Stock), for a purchase price of $0.18 per share and 2,965,000 pre-funded warrants for a purchase price of $0.17 per pre-funded warrant. Each pre-funded warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.01 per share and will remain exercisable until exercised in full. The Company received $684,000 in gross proceeds, net proceeds of $623,000 after deducting offering expenses of $61,000. As of September 30, 2018, none of the pre-funded warrants issued in the August 2018 private placement have been exercised. In addition, subject to certain exceptions, in the event the Company sells or issues any shares of Common Stock or common stock equivalents through February 26, 2019, the Company is required to issue the selling stockholder a number of shares of Common Stock (or additional pre-funded warrants to purchase shares of Common Stock) equal to the number of shares the selling stockholder would have received had the purchase price for such shares been at such lower purchase price.

On May 18, 2018, the Company completed a public offering of 6,475,001 units (the “Units”) and 2,691,666 pre-funded units (the “Pre -Funded Units”) for a purchase price of $0.60 per unit, resulting in aggregate gross proceeds of approximately $5,500,000, and net proceeds of $4,819,000 after deducting offering expenses of $681,000. Each Unit consisted of one share of Common Stock, and one common warrant to purchase one share of Common Stock, and each Pre-Funded Unit consisted of one pre-funded warrant to purchase one share of Common Stock and one common warrant to purchase one share of Common Stock. The common warrants included in the Units and Pre-Funded Units were immediately exercisable at a price of $0.60 per share of Common Stock, subject to adjustment in certain circumstances, and will expire five years from the date of issuance. As of June 30, 2018, all 2,691,666 Pre-Funded Units issued in the May 2018 public offering have been exercised.

At September 30, 2018, the Company had cash and cash equivalents of $2,220,000 and working capital of $3,627,000. The Company has incurred recurring operating losses and as of September 30, 2018 had an accumulated deficit of $220,276,000. These recurring losses raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. The Company anticipates requiring additional capital to grow the device business, to fund other operating expenses and to make interest payments on the line of credit with Boyalife Asset Holding II, Inc. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company plans to seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cesca, its majority-owned subsidiary, ThermoGenesis, and its wholly-owned subsidiary TotipotentRX Cell Therapy, Pvt. Ltd (TotipotentRX). During the quarter ended September 30, 2018, TotipotentSC Scientific Product Pvt. Ltd., a wholly-owned subsidiary of the Company, merged into TotipotentRX. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the three and nine-month period ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Transition Report on Form 10-K for the transition period ended December 31, 2017.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not have an impact on net loss as previously reported.

2.     Summary of Significant Accounting Policies

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and iterim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard is effective for public business entities for fiscal years beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed with a measurement date after January 1, 2017. The Company has not yet determined the effect that ASU 2017-04 will have on its results of operations, statement of financial position or financial statement disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods therein. In July 2018, the FASB issued ASU 2018-10 “Codification Improvements to Topic 842, Leases” which clarified various aspects of the guidance under ASU 2016-02. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach, which required prior periods to be presented under this new standard with certain practical expedients available. However, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption (January 1, 2019) while continuing to present all prior periods under previous lease guidance. The Company is currently evaluating the effect that ASU 2016-02 will have on its results of operations, statement of financial position or financial statement disclosures.

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

Sequencing Policy

Under Accounting Standard Codification (“ASC”) 815-40-35, the Company has adopted a sequencing policy. In the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for the reporting period beginning after January 1, 2018 are presented under ASU No. 2014-09, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under “Revenue Recognition” (Topic 605). The Company recorded a net increase to accumulated deficit of $79,000 as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact related to service obligations requiring deferral. ASC 606 requires the Company to defer costs related to obligations on service contracts with limited performance obligations. Under previous guidance, these service obligations were amortized on a straight-line basis.

Revenue Recognition

Revenue is recognized based on the five-step process outlined in ASC 606:

Step 1 – Identify the Contract with the Customer – A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred and, (d) the contract has commercial substance and it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

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

Device Sales

Device sales include devices and consumables for BioArchive, AXP®, X-Series™ products and manual disposables. Most devices are sold with contract terms stating that title passes and the customer takes control at the time of shipment. Revenue is then recognized when the devices are shipped and the performance obligation has been satisfied. If devices are sold under contract terms that specify that the customer does not take ownership until the goods are received revenue is recognized when the customer receives the assets.

Service Revenue

Service revenue consists primarily of maintenance contracts for BioArchive, AXP and X-Series products. Devices sold have warranty periods of one to two years. After the warranty expires, the Company offers annual maintenance contracts for the remaining life of the devices. Under these contracts, customers pay in advance. These prepayments are recorded as deferred revenue and recognized over time as the contract performance obligations are satisfied. For AXP and X-Series products, the Company offers one type of maintenance contract providing preventative maintenance and repair services. Revenue under these contracts is recognized ratably over time, as the customer has the right to use the service at any time during the annual contract period and services are unlimited. For BioArchive, the Company offers three types of maintenance contracts: Gold, Silver and Preventative Maintenance Only. Under the Gold contract, preventative maintenance and repair services are unlimited and revenue is recognized ratably over time. For the Silver and Preventative Maintenance contracts, available services are limited and revenue is recognized during the contract period when the underlying performance obligations are satisfied. If the services are not used during the contract period, any remaining revenue is recognized when the contract expires. The renewal date for maintenance contract varies by customer, depending when the customer signed their initial contract.

Clinical Services

Service revenue in our Clinical Development Segment includes point of care procedures and cord blood processing and storage in our clinical segment. Point of care procedures are recognized when the procedures are performed. Cord blood processing and storage is recognized as the performance obligations are satisfied. Processing revenue is recognized when that performance obligation is completed immediately after the baby’s birth, with storage revenue recorded as deferred revenue and recognized ratably over time for up to 21 years. As of September 30, 2018, the total deferred cord blood storage revenue is $251,000 and is included in other non-current liabilities in the condensed consolidated balance sheets. The customer may pay for both services at the time of processing. The amount of the transaction price allocated to each of the performance obligations is determined by using the standalone selling price of each component.

The following table summarizes the revenues of the Company’s reportable segments for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
Device Segment:
AXP	$1,396,000	$70,000	$--	$1,466,000
BioArchive	485,000	314,000	--	799,000
Manual Disposables	254,000	--	--	254,000
CAR-TXpress	517,000	--	--	517,000
Other	--	--	23,000	23,000
Total Device Segment	2,652,000	384,000	23,000	3,059,000
Clinical Development Segment:
Manual Disposables	8,000	--	--	8,000
Bone Marrow	--	40,000	--	40,000
Other	--	6,000	--	6,000
Total Clinical Development	8,000	46,000	--	54,000
Total	$2,660,000	$430,000	$23,000	$3,113,000

	Nine Months Ended September 30, 2018
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
Device Segment:
AXP	$2,930,000	$201,000	$--	$3,131,000
BioArchive	1,357,000	969,000	--	2,326,000
Manual Disposables	716,000	--	--	716,000
CAR-TXpress	547,000	--	--	547,000
Other	46,000	--	56,000	102,000
Total Device Segment	5,596,000	1,170,000	56,000	6,822,000
Clinical Development Segment:
Manual Disposables	31,000	--	--	31,000
Bone Marrow	--	101,000	--	101,000
Other	--	30,000	--	30,000
Total Clinical Development	31,000	131,000	--	162,000
Total	$5,627,000	$1,301,000	$56,000	$6,984,000

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

Contract Balances

The Company records a receivable when the titles of goods have transferred, maintenance contracts have been fully executed or when services have been rendered. Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Balance Sheet). Revenues recognized during the quarter that were included in the beginning balance of deferred revenue were $284,000. Short term deferred revenues increased from $384,000 to $527,000 during the nine months ended September 30, 2018 due to the renewal of annual maintenance contracts for several large customers.

Backlog of Remaining Customer Performance Obligations

The following table includes revenue expected to be recognized and recorded as sales in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Remainder of 2018	2019	2020	2021 and beyond	Total
Service revenue	$323,000	$817,000	$253,000	$33,000	$1,426,000
Clinical revenue	3,000	14,000	14,000	219,000	250,000
Total	$326,000	$831,000	$267,000	$252,000	$1,676,000

Revenues are net of normal discounts. Shipping and handling fees billed to customers are included in net revenues, while the related costs are included in cost of revenues.

Goodwill, Intangible Assets and Impairment Assessments

For goodwill and indefinite-lived intangible assets (clinical protocols), the carrying amounts are periodically reviewed for impairment (at least annually) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. According to ASC 350,”Intangibles-Goodwill and Other”, the Company can opt to perform a qualitative assessment or a quantitative assessment; however, if the qualitative assessment determines that it is more likely than not (i.e., a likelihood of more than 50 percent) the fair value is less than the carrying amount, a quantitative assessment must be performed. If the quantitative assessment determines that the fair value is less than the carrying amount, the Company would perform an analysis (step 2) to measure such impairment.

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

The Company recorded an impairment charge of $12,695,000 to goodwill and $14,507,000 to intangible assets during the nine months ended September 30, 2018, as shown in the following table.

	Intangible Assets	Goodwill
Balance at December 31, 2017, net	$21,629,000	$13,976,000

Amortization and foreign exchange (current year)	(126,000)	--

Impairment loss	(14,507,000)	(12,695,000)

Balance at September 30, 2018, net	$6,996,000	$1,281,000

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

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding plus the pre-funded warrants. For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration and have no vesting or other contingencies associated with them. 2,965,000 pre-funded warrants are included in the three and nine months ended September 30, 2018 calculations. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents noted below is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at September 30:

	2018	2017
Vested Series A warrants	404,412	404,412
Unvested Series A warrants	698,529	698,529	(1)
Warrants – other	13,197,267	3,725,782
Convertible promissory note and accrued interest	46,266,667	--
Stock options	1,188,297	420,185
Restricted stock units	--	9,163
Total	61,755,172	5,258,071

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

The consideration for the Transaction consisted of $1,000,000 in cash and ThermoGenesis’ issuance at closing to SynGen of an agregate of 2,000,000 shares of its common stock, constituting a 20% interest, which had a fair market value utilizing the income approach of $2,528,000. The goodwill will be deductible for tax purposes. The 2,000,000 shares of common stock were transferred to Bay City Capital Fund V, L.P. and an affiliated fund (Bay City). Bay City was granted certain minority investor rights in ThermoGenesis. These rights include board representation rights, a right of first refusal over sales of ThermoGenesis stock by the Company, co-sale rights with respect to any sale of ThermoGenesis stock by the Company, and supermajority protective voting rights over certain major decisions, such as a sale of ThermoGenesis, raising capital in ThermoGenesis with preferred stock, transfers of ThermoGenesis assets, or redemptions of ThermoGenesis stock.

Supplemental Pro Forma Data

The Company used the acquisition method of accounting to account for the SynGen acquisition and, accordingly, the results of SynGen are included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition. For the three and nine months ended September 30, 2018, Cesca has recorded revenues of approximately $517,000 and $566,000 respectively associated with the operations of SynGen. The following unaudited supplemental pro forma data for the three and nine months ended September 30, 2017 present consolidated information as if the acquisition had been completed on January 1, 2017. The pro forma results were calculated by combining the results of Cesca with the stand-alone results of SynGen for the pre-acquisition periods:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net revenues	$3,069,000	$10,207,000
Net loss	$(2,439,000)	$(6,399,000)
Basic and diluted net loss per common share	$(0.22)	$(0.65)

The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as the incremental amortization expense in connection with recording acquired identifiable intangible assets at fair value, the revised payroll expense associated with the new salaries of SynGen employees resulting from the acquisition, the elimination of SynGen expenses related to debt issuance costs, interest and other warrant related expenses, the elimination of the legal fees paid by both parties related to the litigation between Cesca and SynGen as ceasing the litigation was part of the Asset Acquisition Agreement and costs directly related to the acquisition.

4.     Related Party Transactions

Convertible Promissory Note and Revolving Credit Agreement

On March 6, 2017, Cesca entered into the Credit Agreement with Boyalife Investment Fund II, Inc., which later merged into Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of Boyalife Group Inc. The Credit Agreement, and its subsequent amendments, grants to the Company the right to borrow up to $10,000,000 from Lender (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). The Company has drawn down a total of $7,200,000 as of September 30, 2018.

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

●

The Company has been granted the right to defer payment of the $657,000 interest payment that was originally due on December 31, 2017 until December 31, 2018, or if earlier, the date on which the Company completes a debt or equity financing transaction resulting in gross proceeds of $5.0 million or more. The Company paid the $657,000 interest payment in May 2018.

On May 7, 2018, the Company entered into an Amendment No. 1 to the Amended Credit Agreement with Boyalife Asset Holding II, Inc. The amendment amends the Company’s revolving line of credit facility by adding a provision securing it with a security interest in the Company’s shares of common stock of ThermoGenesis.

On May 18, 2018, the Company completed a public offering of its Common Stock for a purchase price of $0.60 per unit. This offering lowered the effective Fixed Conversion Price from $1.61 to $0.60. On August 28, 2018, the Company completed a private placement transaction of its Common Stock for a purchase price of $0.18 per unit. This offering lowered the effective Fixed Conversion Price from $0.60 to $0.18.

The Maturity Date of the Amended Credit Agreement is subject to acceleration at the option of the Lender upon customary events of default, which include a breach of the Loan documents, termination of operations or bankruptcy. The Lender’s obligation to make advances under the Loan is subject to the Company’s representations and warranties in the Amended Credit Agreement continuing to be true at all times and there being no continuing event of default under the Note. No default has occurred through the date of filing.

The Company accounted for the Amended Credit Agreement as a loan modification. As discussed in Note 2, The Company has adopted ASU 2017-11 “Accounting for Certain Financial Instruments with Down Round Features”. The Company performed an analysis of the Amended Credit Agreement, including the adoption of ASU 2017-11 in the analysis. It determined that the embedded conversion option contained within the Amended Credit Agreement does not require bifurcation and should not be classified as a derivative liability. Additionally, it was concluded that the conversion option did contain a beneficial conversion feature and as a result of the aforementioned modifications to the conversion price, the Company recorded an out of period adjustment for the debt discount in the amount of $7,200,000.  Such discount represented the fair value of the incremental shares up to the initial proceeds received from the convertible notes. The Company amortized $450,000 and $800,000 of such debt discount to interest expense for the three and nine months ended September 30, 2018.  $350,000 of the amount of amortization represents an out of period adjustment.

The Company recorded interest expense of $385,000 and $1,128,000, exlusive of the amortization of the debt discount, during the three and nine months ended September 30, 2018, and $198,000 and $329,000 for the three and nine months ended September 30, 2017, respectively, and had an interest payable balance of $1,128,000 and $657,000 at September 30, 2018 and December 31, 2017, respectively related to the Amended Credit Agreement.

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

Revenues

The Company recorded $267,000 and $536,000 for the three and nine months ended September 30, 2018 respectively, and $751,000 for both the three and nine months ended September 30, 2017 of revenues from Boyalife W.S.N. related to the aforementioned distributor agreement.

Bill Payment Arrangement

The Company entered into a bill payment arrangement whereby Boyalife Group Ltd. (Payor), the Company’s largest shareholder, agreed to pay the Company’s legal expenses payable to the Company’s attorney related to certain litigation involving SynGen (the “Bill Payment Arrangement”), although the Company remains jointly and severally liable for the payment of such legal fees. The terms of the Bill Payment Arrangement provided that the Company will reimburse Payor for any and all amounts paid by Payor in connection with the Bill Payment Arrangement under certain specified events. There is no interest payable on outstanding balance of related party payable. This litigation was terminated as part of the SynGen acquisition agreement. Invoices totaling $606,000 had previously been paid by Payor. The Company reimbursed the Payor for the full outstanding amount of $606,000 in May 2018.

5.     Commitments and Contingencies

Financial Covenants

Effective May 15, 2017, the Company entered into a Sixth Amended and Restated Technology License and Escrow Agreement with CBR Systems, Inc. which modified the financial covenant that the Company must meet in order to avoid an event of default. The Company must maintain a cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000,000. The Company was in compliance with this financial covenant as of October 31, 2018.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited condensed consolidated balance sheets. The change in the warranty liability for the nine months ended September 30, 2018 is summarized in the following table:

Balance at December 31, 2017	$291,000
Warranties issued during the period	78,000
Settlements made during the period	(234,000)
Changes in liability for pre-existing warranties during the period	(24,000)
Balance at September 30, 2018	$111,000

Contingencies and Restricted Cash

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm. Included in the engagement letter was a success fee due upon the successful conclusion of certain strategic transactions. On May 4, 2017, a lawsuit was filed against the Company and its CEO by the consulting firm as the consulting firm argues that it is owed a transaction fee of $1,000,000 under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016. In October 2017, to streamline the case by providing for the dismissal of Dr. Xu as an individual defendant and without acknowledging any liability, the Company deposited $1,000,000 with the Court. The consulting firm has also dismissed the Company’s CEO from the case, without liability. The Company filed a Motion for Summary Judgment, which was denied by the Court on June 26, 2018. On September 24, 2018, Mavericks filed an amended complaint, adding back our CEO as a named defendant, as well as Boyalife Investment, Inc. (a dissolved company) and Boyalife (Hong Kong) Limited under new theories of liability, namely intentional interference with contract and inducement of breach of contract. No trial date has been set. The Company intends to defend the lawsuit vigorously and no accrual has been recorded for this contingent liability as of September 30, 2018.

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of September 30, 2018, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

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

	Series A
	September 30, 2018	December 31, 2017
Market price of common stock	$0.32	$3.00
Expected volatility	102%	107%
Contractual term (years)	2.4	3.2
Discount rate	2.84%	1.99%
Dividend rate	0%	0%
Exercise price	$8.00	$8.00

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded a gain(loss) of $24,000 and $591,000 for the three and nine months ended September 30, 2018, and ($13,000) and $100,000 during the three and nine months ended September 30, 2017, respectively, representing the net change in the fair value of the derivative liability, in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Derivative Obligation
	September 30, 2018	December 31, 2017
Balance	$6,000	$597,000
Level 1	$-	$-
Level 2	$-	$-
Level 3	$6,000	$597,000

The following table reflects the change in fair value of the Company’s derivative liabilities for the nine months ended September 30, 2018:

Amount
Balance – December 31, 2017	$597,000
Change in fair value of derivative obligation	(591,000)
Balance – September 30, 2018	$6,000

7.     Stockholders’ Equity

Common Stock

On August 28, 2018, the Company completed a private placement transaction with an accredited investor, in which the Company sold 1,000,000 shares of Common Stock for a purchase price of $0.18 per share and 2,965,000 pre-funded warrants for a purchase price of $0.17 per pre-funded warrant. Each pre-funded warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.01 per share and will remain exercisable until exercised in full. The Company received $684,000 in gross proceeds, net proceeds of $623,000 after deducting offering expenses of $61,000. As of September 30, 2018, none of the pre-funded warrants issued in the August 2018 private placement have been exercised. In addition, subject to certain exceptions, in the event the Company sells or issues any shares of Common Stock or common stock equivalents through February 26, 2019, the Company is required to issue the investor a number of shares of Common Stock (or additional pre-funded warrants to purchase shares of common stock) equal to the number of shares the investor would have received had the purchase price for such shares been at such lower purchase price. The Company evaluated the pre-funded warrants issued and determined that the warrants should be classified as equity instruments.

On May 18, 2018, the Company completed a public offering 6,475,001 Units and 2,691,666 Pre-Funded Units for a purchase price of $0.60 per unit, resulting in aggregate gross proceeds of approximately $5,500,000, net proceeds of $4,819,000 after deducting the offering expenses of $681,000. Each Unit consists of one share of Common Stock, and one common warrant to purchase one share of Common Stock, and each Pre-Funded Unit consists of one pre-funded warrant to purchase one share of Common Stock and one common warrant to purchase one share of Common Stock. The common warrants included in the Units and Pre-Funded Units were immediately exercisable at a price of $0.60 per share of Common Stock, subject to adjustment in certain circumstances, and will expire five years from the date of issuance. All 2,691,666 Pre-Funded units issued in the May 2018 public offering were exercised in the second quarter of fiscal 2018.

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

Stock Based Compensation

The Company recorded stock-based compensation of $175,000 and $475,000 for the three and nine months ended September 30, 2018, and $132,000 and $560,000 for the three and nine months ended September 30, 2017, respectively.

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2017	1,156,027	$3.92

Granted	93,500	$2.63
Forfeited	(33,860)	$3.83
Expired	(27,370)	$4.83

Outstanding at September 30, 2018	1,188,297	$3.80	8.2	--

Vested and expected to vest at September 30, 2018	973,878	$3.98	7.9	--

Exercisable at September 30, 2018	306,646	$6.15	5.4	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the nine months ended September 30, 2018.

The fair value of the Company’s stock options granted for the nine months ended September 30, 2018 was estimated using the following weighted-average assumptions:

Expected life (years)	5.6
Risk-free interest rate	2.7%
Expected volatility	98%
Dividend yield	0%

Common Stock Restricted Units

The following is a summary of restricted stock activity during the nine months ended September 30, 2018:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Balance at December 31, 2017	416	$17.60
Granted	--	--
Vested	(416)	$17.60
Forfeited	--	--
Outstanding at September 30, 2018	--	--

Warrants

A summary of warrant activity for the nine months ended September 30, 2018 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2017	4,828,723	$9.37
Warrants granted	12,436,485	$0.51
Warrants canceled	--	--
Warrants exercised	--	--
Outstanding at September 30, 2018	17,265,208	$2.99
Exercisable at September 30, 2018	16,566,679	$2.78

At September 30, 2018, the total intrinsic value of warrants outstanding and exercisable was $919,000.

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

The following tables summarize the operating results of the Company’s reportable segments:

	Three Months Ended September 30, 2018
	Clinical Development	Device	Total
Net revenues	$54,000	$3,059,000	$3,113,000
Cost of revenues	75,000	2,383,000	2,458,000
Gross profit	(21,000)	676,000	655,000

Operating expenses	621,000	1,969,000	2,590,000
Operating loss	$(642,000)	$(1,293,000)	$(1,935,000)

Depreciation and amortization	$74,000	$100,000	$174,000
Stock-based compensation expense	$167,000	$8,000	$175,000

	Three Months Ended September 30, 2017
	Clinical Development	Device	Total
Net revenues	$126,000	$2,943,000	$3,069,000
Cost of revenues	120,000	2,018,000	2,138,000
Gross profit	6,000	925,000	931,000

Operating expenses	1,169,000	2,112,000	3,281,000
Operating loss	$(1,163,000)	$(1,187,000)	$(2,350,000)

Depreciation and amortization	$75,000	$85,000	$160,000
Stock-based compensation expense	$85,000	$47,000	$132,000

	Nine Months Ended September 30, 2018
	Clinical Development	Device	Total
Net revenues	$162,000	$6,822,000	$6,984,000
Cost of revenues	195,000	5,419,000	5,614,000
Gross profit	(33,000)	1,403,000	1,370,000

Operating expenses	30,208,000	6,858,000	37,066,000
Operating loss	$(30,241,000)	$(5,455,000)	$(35,696,000)

Depreciation and amortization	$210,000	$296,000	$506,000
Impairment Charges	$27,202,000	$--	$27,202,000
Stock-based compensation expense	$387,000	$88,000	$475,000
Total assets	$11,386,000	$10,213,000	$21,599,000

	Nine Months Ended September 30, 2017
	Clinical Development	Device	Total
Net revenues	$392,000	$9,430,000	$9,822,000
Cost of revenues	355,000	5,631,000	5,986,000
Gross profit	37,000	3,799,000	3,836,000

Operating expenses	5,049,000	5,032,000	10,081,000
Operating loss	$(5,012,000)	$(1,233,000)	$(6,245,000)

Depreciation and amortization	$301,000	$216,000	$517,000
Stock-based compensation expense	$336,000	$224,000	$560,000

9.     Income Taxes

The following table summarizes our benefit for income taxes and our effective tax rates for the three and nine months ended September 30, 2018.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net loss before benefit for income taxes	$(2,764,000)	$(37,096,000)

Benefit for income taxes	--	3,451,000

Effective tax rate	0%	9.3%

For the nine months ended September 30, 2018, we recorded a benefit of $3,451,000 related to the reduction of our deferred tax liability associated with indefinite life intangible assets, which were impaired during the nine months ended September 30, 2018. The entire impact of the impairment was recorded as a discrete event.

For the nine months ended September 30, 2018, we recorded the same benefit for income taxes of $3,451,000.

The Tax Cuts and Jobs Act (Jobs Act) legislation was passed in December 2017, which has various implications on our income tax provision accrual. The main impact of the tax reform on our provision for income taxes is the decrease in our statutory federal income tax rate from 35% to 21% and the change in the deferred income tax rate used in determining the ending deferred tax balances. Our estimated annual effective tax rate has been adjusted for the impact of the Jobs Act including, among other things, certain limitations on deductions and taxes on Global Intangible Low-Taxed Income (GILTI) earned by our India subsidiary. Given the complexity of the GILTI provisions, we are still evaluating their effects and as of September 30, 2018, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided for additional GILTI on deferred items. The effects of other provisions of the tax reform legislation are not expected to have a material impact on our condensed consolidated financial statements. However, the final impact of the Jobs Act may differ from our estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued, and resulting actions we may take.

10.     Subsequent Event

On October 15, 2018, the Company terminated its Sr VP of Corporate Development and exercised its right to terminate the employment agreement of it’s Chief Operating Officer. In accordance with the COO’s employment agreement and the Sr. VP’s offer letter, they are due approximately $311,000. The Company expects to record this severance expense in the fourth quarter of fiscal 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and, in the future, could affect actual results, and may cause actual results for the three months and nine months ended September 30, 2018 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet FDA regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, and other risk factors listed from time to time in our SEC reports, including, in particular, those set forth in Cesca’s 2017 Transition Report on Form 10-K for the transition period ended December 31, 2017.

Cesca develops and commercializes a range of automated technologies for cell-banking, cell-processing, and cell-based therapeutics. Since the 1990’s Cesca has been the pioneer and leading provider of automated systems that isolate, purify and cryogenically store units of hematopoietic stem and progenitor cells for the cord blood banking industry. In July 2017, Cesca’s subsidiary, ThermoGenesis Corp. (ThermoGenesis), completed a strategic acquisition of the business and substantially all of the assets of SynGen Inc. (SynGen), a research and development company for automated cellular processing, and after the SynGen acquistion, Cesca’s device business together with the business acquired from SynGen is owned and operated by ThermoGenesis.

Following the acquisition of SynGen we combined the technologies from both companies to develop a novel proprietary CAR-TXpress™ platform that addresses the critical unmet need for better efficiency and cost-effectiveness for the emerging immune-oncology field, in particular, the chimeric antigen receptor T cell (CAR-T) market. Since the first quarter of 2018, the Company developed and launched three X-Series™ products which provide superior performance in the processing of immunotherapy drugs: X-Lab™, X-Wash™, and X-BACS™.

In June 2018, we undertook a restructuring initiative to reduce our operating expenses. The restructuring resulted in a reduction of approximately 25% of the Company’s workforce in various functions. This action, combined with other cost savings initiatives is expected to reduce annual operating costs by approximately $2,500,000. We incurred a restructuring charge of $260,000 during the second quarter of fiscal 2018, and $36,000 during the third quarter of fiscal 2018, recorded as a component of general and administrative expense.

Cesca now has two separately reported business segments: A “Device Segment” and a “Clinical Development Segment.” The Device Segment develops and commercializes automated systems that provide GMP, clinical grade cell-banking, cell-processing, and cell-based therapeutics commercialized by Cesca’s ThermoGenesis subsidiary. The Clinical Development Segment is developing autologous (utilizing the patient’s own cells) cell-based therapeutics that address significant unmet medical needs for the vascular, cardiology and orthopedic markets.

Cesca’s Device Segment

Cesca’s Device Segment offers automated devices and technologies for cell-banking, point-of-care applications, and cell-processing. The automated solution offerings include:

AutoXpress Platform for Clinical BioBanking Applications, which provides automated isolation, harvest, controlled-rate freezing and cryogenic storage of cord blood stem and progenitor cells for treatment of patients in need, and includes the following products:

AXP™ System – The innovative AXP™ System defines a new processing standard for isolating and retrieving over 97% of the stem and progenitor cells from collections of umbilical cord blood in an automated, fully closed, sterile system in 30 minutes. AXP™ is self-powered, microprocessor-controlled, and contains flow control optical sensors to achieve precise separation

BioArchive™ Cryopreservation System – The BioArchive® Cryopreservation System is the industry’s leading, fully automated, robotic, liquid nitrogen controlled-rate-freezing (CRF) and cryogenic storage system for stem cell samples and clinical products. Using proven, computer-controlled technology, it provides the ultimate performance and protection for today’s invaluable cord blood samples and future cell therapeutic products. BioArchive® is the preferred system for the highest quality cord blood banks worldwide. A complete technical Master-File has been provided to the FDA to support those highest quality cord blood banks who have been able to qualify for, and obtain, a Biological License from the FDA to allow their cord blood units to be used to treat patients with blood cancers.

POCXpress Platform for Point-of-Care Applications allows for the rapid, automated processing of autologous peripheral blood or bone marrow aspirate derived stem cells at the point-of-care, such as surgical centers or clinics includes the following products:

MXP™ System – Built based on similar technology as our proprietary AXP™ System, MXP™ is an automated, fully closed, sterile system that volume-reduces bone marrow to a user-defined volume in less than 1 hour, while retaining over 90% of the MNCs. The MXP™ is self-powered, microprocessor-controlled, and contains flow control optical sensors to achieve precise separation.

PXP™ System – The PXP™ System is our newly launched point-of-care device. PXP™ is an automated, closed system that harvests a precise volume of cell concentrate from bone marrow aspirates. PXP™ can generate a concentration of bone marrow in less than 20 minutes, with consistently high MNC and CD34+ stem cell progenitor recovery rates and greater than 98% depletion of contaminating red blood cells (RBCs). Processing data is captured using our proprietary DataTrak™ software to assist with Good Manufacturing Practice (GMP) process monitoring and reporting information.

CAR-TXpress Platform for Immuno-Oncology Applications addresses the critical unmet need for chemistry, manufacturing and controls (CMC) improvement of the emerging CAR-T therapies for cancer patients. CAR-TXpress™ eliminates the need of using the labor intensive and “open system” ficoll MNC purification process and traditional magnetic bead T-Cell selection process, thereby dramatically reducing processing time and increasing efficiency of the manufacturing process, which should reduce the overall manufacturing cost. The CAR-TXpress platform includes the following X-Series products:

X-Lab™ System for Cell Isolation – a semi-automated, functionally-closed, ficoll-free, system for the rapid isolation of mononuclear cells (MNCs) with, or without, platelets from collected units of peripheral blood, cord blood, bone marrow aspirate or leukapheresis. On November 13, 2018 the Company announced that ThermoGenesis has filed a Device Master File (MAF) with the FDA for the X-LAB. The MAF contains all the relevant information that the FDA will need to allow principal investigators to include Cesca’s systems in their investigational new drug applications.

X-BACS™ System for Cell Purification – a semi-automated, functionally-closed system employs a microbubble/antibody reagent to isolate target cells by buoyancy-activated cell sorting (BACS). These microbubble/antibody reagents bind to user-selected target cells to increase their buoyancy and provide a complete separation from non-target cells during centrifugation and allowing the harvest of a highly-purified population of target cells, with high recovery efficiency and cell viability.

X-Wash® System for Washing and Reformulation – a semi-automated, functionally-closed system that separates, washes, and volume-reduces units of fresh or thawed units of blood, bone marrow, leukapheresis or cell cultures and presents these washed cells in a predetermined small volume.

Cesca’s Clinical Development Segment

Using our proprietary automated point-of-care cellular processing technologies, Cesca’s Clinical Development Segment is developing autologous (utilizing the patient’s own cells) stem cell-based therapeutics that will address significant unmet medical needs for the vascular, cardiology and orthopedic markets that include:

VXP® for Critical Limb Ischemia (CLI) – Cesca has a proprietary point-of-care, autologous stem cell-based therapy under development which is intended for the treatment of patients with CLI. The FDA has cleared the Company to proceed with a 362 subject, multi-center pivotal Phase III CLIRST study, which is designed to evaluate the safety and efficacy of Cesca’s autologous stem cell-based therapy in patients with no-option or poor option late stage CLI. Previous clinical studies using Cesca’s proprietary, point-of-care-technologies have demonstrated the regeneration of blood vessels and improved blood circulation in the limbs, using a patient’s own bone marrow derived stem cells.

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

Results of Operations for the Three Months Ended September 30, 2018 as Compared to the Three Months Ended September 30, 2017

Net Revenues

Consolidated net revenues for the three months ended September 30, 2018 were $3,113,000, compared to $3,069,000 for the three months ended September 30, 2017, an increase of $44,000. The increase in Device Segment revenues is primarily driven by new customers adoption our CAR-TXpress products. Clinical development revenues consist of sales generated by our Totipotent subsidiary. The decline in revenue is primarily due to lower storage of cord blood at the Novacord cord blood bank.

	September 30, 2018	September 30, 2017
Device Segment:
AXP	$1,466,000	$1,421,000
BioArchive	799,000	1,117,000
Manual Disposables	254,000	334,000
CAR-TXpress	517,000	60,000
Other	23,000	11,000
	3,059,000	2,943,000
Clinical Development Segment:
Manual Disposables	8,000	7,000
Bone Marrow	40,000	92,000
Other	6,000	27,000
	54,000	126,000
	$3,113,000	$3,069,000

Gross Profit

The Company’s gross profit was $655,000 or 21% of net revenues for the three months ended September 30, 2018, compared to $931,000 or 30% for three months ended September 30, 2017. The decrease in gross profit is primarily driven by higher overhead costs and lower overhead absorption due to reduced procurement.

Sales and Marketing Expenses

Consolidated sales and marketing expenses were $364,000 for the three months ended September 30, 2018, as compared to $517,000 for the three months ended September 30, 2017, a decrease of $153,000 or 30%. The decrease was in the Device Segment and driven by reduced consultant fees incurred during the transition of the SynGen operations.

Research and Development Expenses

Consolidated research and development expenses were $611,000 for the three months ended September 30, 2018, compared to $1,063,000 for the three months ended September 30, 2017, a decrease of $452,000 or 43%. The decrease in research and development expenses occurred in both segments primarily due to a decrease in personnel costs as a result of the June 2018 reduction in force.

General and Administrative Expenses

Consolidated general and administrative expenses for the three months ended September 30, 2018 were $1,615,000, compared to $1,701,000 for the three months ended September 30, 2017, a decrease of $86,000 or 5%. The decrease is primarily due to fees associated with the June 30, 2017 audit incurred in the quarter ending September 30, 2017. As the Company has transitioned to a December 31 year-end there was no audit performed as of June 30, 2018.

Results of Operations for the Nine Months Ended September 30, 2018 as Compared to the Nine Months Ended September 30, 2017

Net Revenues

Consolidated net revenues for the nine months ended September 30, 2018 were $6,984,000 compared to $9,822,000 for the nine months ended September 30, 2017, a decrease of $2,838,000 or 29%. Device Segment revenues decreased in the AXP product line primarily due to the distributor change in the China market. BioArchive device sales decreased due to three less device sales and other decreased due to the ending of a royalty payment agreement in the prior year. The decreases were offset by an increase in our CAR-TXpress products driven by the adoption of the products by new customers. Clinical development revenues consist of sales generated by our Totipotent subsidiary. Manual disposables decreased due to the loss of Totipotent’s primary customer for manual disposables at the end of 2017 and other declined due to lower storage of cord blood at the Novacord cord blood bank.

	September 30, 2018	September 30, 2017
Device Segment:
AXP	$3,131,000	$5,321,000
BioArchive	2,326,000	2,939,000
Manual Disposables	716,000	778,000
CAR-TXpress	547,000	60,000
Other	102,000	342,000
	6,822,000	9,440,000
Clinical Development Segment:
Manual Disposables	31,000	77,000
Bone Marrow	101,000	184,000
Other	30,000	121,000
	162,000	382,000
	$6,984,000	$9,822,000

Gross Profit

The Company’s gross profit was $1,370,000 or 20% of net revenues for the nine months ended September 30, 2018, compared to $3,836,000 or 39% for nine months ended September 30, 2017. The decrease in gross profit is primarily driven by higher overhead costs due to the SynGen acquisition and lower overhead absorption due to reduced procurement.

Sales and Marketing Expenses

Consolidated sales and marketing expenses were $1,048,000 for the nine months ended September 30, 2018, as compared to $1,273,000 for the nine months ended September 30, 2017, a decrease of $225,000 or 18%. The decrease was in the Device Segment and driven by consultant fees incurred during the prior year for the transition of the SynGen operations.

Research and Development Expenses

Consolidated research and development expenses were $2,560,000 for the nine months ended September 30, 2018, compared to $2,196,000 for the nine months ended September 30, 2017, an increase of $364,000 or 17%. The increase is driven by fees paid to regulatory consultants and costs associated with developing new protocols for the X-Series technologies.

General and Administrative Expenses

Consolidated general and administrative expenses for the nine months ended September 30, 2018 were $6,256,000, compared to $6,302,000 for the nine months ended September 30, 2017, a decrease of $46,000. The decrease is driven by reduced legal expenses primarily due to settlement of the SynGen litigation in the prior year.

Impairment Charges

The Company incurred impairment charges of $27,202,000 during the nine months ended September 30, 2018 as compared to impairment charges of $0 during the nine months ended September 30, 2017. During the three months ended June 30, 2018, the Company experienced a significant and sustained decline in its stock price resulting in its market capitalization falling significantly below the recorded value of its consolidated assets. The Company performed a quantitative assessment which determined that the carrying amount for the Company’s goodwill and indefinite lived intangible assets relating to the clinical protocols exceeded its estimated fair value. As a result, impairment charges of $12,695,000 to goodwill and $14,507,000 to intangible assets were recorded to the Clinical Development Segment.

Benefit for Income Taxes

The income tax benefit increased to $3,451,000 in the nine months ended September 30, 2018 as compared to $673,000 in the nine months ended September 30, 2017. The increase was due to the impairment of the indefinite lived intangible assets for the clinical protocols and goodwill. The Company’s deferred tax liability is tied to the intangible assets and goodwill. The impairment caused the deferred tax liability to decrease from $4,730,000 to $1,279,000, which resulted in an income tax benefit for the period.

Liquidity and Capital Resources

At September 30, 2018, the Company had cash and cash equivalents of $2,220,000 and working capital of $3,627,000. This compares to cash and cash equivalents of $3,513,000 and working capital of $5,990,000 at December 31, 2017. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

On August 28, 2018, the Company completed a private placement transaction with an accredited investor, in which the Company sold 1,000,000 shares of Common Stock for a purchase price of $0.18 per share and 2,965,000 pre-funded warrants for a purchase price of $0.17 per pre-funded warrant. Each pre-funded warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.01 per share and will remain exercisable until exercised in full. The Company received $684,000 in gross proceeds, net proceeds of $623,000 after deducting offering expenses of $61,000. As of September 30, 2018, none of the pre-funded warrants issued in the August 2018 private placement have been exercised.

On May 18, 2018, the Company completed a public offering of 6,475,001 units (the “Units”) and 2,691,666 pre-funded units (the “Pre -Funded Units”) for a purchase price of $0.60 per unit, resulting in aggregate gross proceeds of approximately $5,500,000, and net proceeds of $4,819,000 after deducting offering expenses of $681,000. Each Unit consisted of one share of Common Stock, and one common warrant to purchase one share of Common Stock, and each Pre-Funded Unit consisted of one pre-funded warrant to purchase one share of Common Stock and one common warrant to purchase one share of Common Stock. The common warrants included in the Units and Pre-Funded Units were immediately exercisable at a price of $0.60 per share of Common Stock, subject to adjustment in certain circumstances, and will expire five years from the date of issuance. As of June 30, 2018, all 2,691,666 Pre-Funded Units issued in the May 2018 public offering have been exercised.

The Company has a Revolving Credit Agreement with Boyalife Asset Holding II, Inc. As of September 30, 2018, the Company had drawn down $7,200,000 of the $10,000,000 available under the Credit Agreement. Boyalife Asset Holding II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

The Company has incurred recurring operating losses and as of September 30, 2018 had an accumulated deficit of $220,276,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date. The Company anticipates requiring additional capital to grow the device business, to fund other operating expenses and to make interest payments on the line of credit with Boyalife. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company plans to seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to us, if at all.

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cesca is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide information under this item.

Item 4. Controls and Procedures

Cesca carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Principal Accounting Officer (principal financial officer), of the effectiveness of the design and operation of Cesca’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, Cesca’s Chief Executive Officer and Principal Accounting Officer have both concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

There were no changes in Cesca’s internal controls over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of operations, the Company may have disagreements or disputes with distributors, vendors or employees. Such potential disputes are seen by management as a normal part of business.

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm.  Included in the engagement letter was a success fee due upon the successful conclusion of certain strategic transactions.  On May 4, 2017, a lawsuit was filed against the Company and its CEO by the consulting firm as the consulting firm argues that it is owed a transaction fee of $1,000,000 under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016.  In October 2017, to streamline the case by providing for the dismissal of Dr. Xu as an individual defendant and without acknowledging any liability, the Company deposited $1,000,000 with the Court.  The consulting firm has also dismissed the Company’s CEO from the case, without liability.  The Company filed a Motion for Summary Judgment, which was denied by the Court on June 26, 2018. On September 24, 2018, Mavericks filed an amended complaint, adding back our CEO as a named defendant, as well as Boyalife Investment, Inc. (a dissolved company) and Boyalife (Hong Kong) Limited under new theories of liability, namely intentional interference with contract and inducement of breach of contract.  No trial date has been set.  The Company intends to defend the lawsuit vigorously and no accrual has been recorded for this contingent liability as of September 30, 2018.

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

The Company had no unregisterecd sales of equity securities during the three months ended September 30, 2018 other than as reported on the Form 8-K filed on August 29, 2018.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

An index of exhibits is found on page 32 of this report.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporated by Reference
4.1	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on August 29, 2018.
10.1	Securities Purchase Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 29, 2018.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

Cesca Therapeutics Inc. (Registrant)

Dated: November 14, 2018	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)
Dated: November 14, 2018	/s/ Jeff Cauble
Jeff Cauble Principal Financial and Accounting Officer (Principal Financial Officer and Principal Accounting Officer)