Form 10-K
period 2018-12-31
CESCA THERAPEUTICS INC.
filed 2019-03-26
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

____________________________________

Commission File Number: 000-16375

Cesca Therapeutics Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

2711 Citrus Road Rancho Cordova, California 95742 (Address of principal executive offices) (Zip Code)

(916) 858-5100 (Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      [  ]     Yes          [X]     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      [  ]     Yes          [X]     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           [X]     Yes          [  ]     No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)     [X] Yes     [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]	Smaller reporting company [X]
Non-accelerated filer [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     [  ]     Yes          [X]      No

As of June 29, 2018, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $5,726,000 based on the closing sales price as reported on the NASDAQ Stock Market. As of March 25, 2019, there were 22,149,147 shares of common stock outstanding.

CESCA THERAPEUTICS INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this Annual Report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this Annual Report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “plan,” “predict,” “seek,” “should,” “would,” “could,” “potential,” “ongoing,” or similar terms, variations of such terms, or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, development of new technologies and services, litigation, regulatory matters, market acceptance and performance of our services, the success and effectiveness of our technologies and services, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market position of our services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments. Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change.

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

These forward-looking statements speak only as of the date of this Annual Report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based, except as otherwise required by law. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

TRADEMARKS

This Annual Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I

Transition Period

In August 2017, the Company changed its fiscal year from June 30 to December 31. As a result, the Company previously filed a Transition Report on Form 10-KT to report the results of the six month transition period from July 1, 2017 to December 31, 2017. This Annual Report on Form 10-K includes financial statements as of and for (i) the calendar year ended December 31, 2018; (ii) the six month transition period ended December 31, 2017 (sometimes referred to as the “transition period ended December 31, 2017”); and (iii) the fiscal year ended June 30, 2017 (which is sometimes referred to as “fiscal 2017”).

ITEM 1.	BUSINESS

Cesca Therapeutics Inc. (“Cesca Therapeutics,” “Cesca,” the “Company,” “we,” “our,” “us”), a Delaware corporation founded in 1986, develops, commercializes and markets a range of automated technologies for cell-based therapies. Since the 1990’s, Cesca has been a pioneer in, and one of the leading developers and suppliers of automation technologies for the isolation, purification and storage of stem cells for the cord blood banking industry. In July 2017, a Cesca subsidiary, ThermoGenesis Corp. (ThermoGenesis), completed the strategic acquisition of the business and substantially all of the assets of SynGen Inc., a research and development company for automated cellular processing, in exchange for a 20% interest in ThermoGenesis. ThermoGenesis used these acquired assets, together with its own proprietary technology, to develop a proprietary CAR-TXpress™ platform that addresses the critical unmet need for better chemistry, manufacturing and controls (CMC) for the emerging cellular immuno-therapy field, in particular, the emerging chimeric antigen receptor T cell (CAR-T) market.

Cellular immunotherapy has become the “next pillar” of cancer treatment, in addition to the traditional surgical removal, radiation and chemotherapy. Cellular immunotherapy stimulates the patient’s own cellular immune system to fight cancer cells, and is fairly well-tolerated. Unlike chemotherapy and radiation, cellular immunotherapy is designed to leave healthy cells unscathed. In 2017, two CAR-T cell based therapies were approved by the U.S. Food and Drug Administration (the “FDA”). Kymriah® manufactured by Novartis was approved for the treatment of children with acute lymphoblastic leukemia (ALL) and Yescarta® manufactured by Kite Pharma was approved for adults with advanced lymphomas. Both CAR-T therapies have reported over 80% response rate in the intended-to-treat cancer patient group. In 2018, the FDA issued a second approval for Kymriah for adults with certain types of non-Hodgkin lymphoma. In addition, both therapies were approved by the European Commission in 2018. At the end of 2018, there were over 600 CAR-T cell related immune-oncology clinical trials globally registered on the National Institute of Health’s (“NIH”) website, clinicaltrials.gov. These trials target a wide variety of hematopoietic and solid tumors. However, the current high cost and low capacity to manufacture CAR-T cells are significant barriers affecting future applications and affordability of these new immunotherapies.

In November 2017, the Company introduced its CAR-TXpress™ platform, a proprietary low-cost, functionally closed and semi-automated system for CAR-T cell manufacturing. The CAR-TXpress™ platform addresses critical unmet needs for improving CMC for the emerging CAR-T immuno-oncology field. CAR-TXpress™ eliminates the use of ficoll and replaces the use of magnetic beads for T cell isolation speeding up time-consuming steps using traditional methods in the cell manufacturing process. Such improvement may drastically reduce processing time and increase efficiency of the manufacturing process, which is intended to drive down the overall manufacturing cost as well as increase the manufacturing capacity for future CAR-T drug makers.

Through our subsidiary ThermoGenesis, the Company is developing the X-Series of devices and reagent kits as part of the CAR-TXpress™ platform. The initial X-Series products are intended for research use and/or non-commercial manufacturing of cell-based products for clinical research. The Company started to launch the X-Series products in May 2018, with initial shipments sent to research laboratories and key opinion leaders in the CAR-T research space. The Company is also developing commercial manufacturing devices and reagent kits for cGMP manufacturing of CAR-T for drug developers. More details of the X-Series products are described in the “Product” section below.

In addition to selling the “off-the-shelf” X-Series products, we also plan on entering into the CAR-T third party cellular process development and manufacturing service business by collaborating with, and possibly establishing our own contract development and manufacturing organizations (CDMO) in the U.S. and China, the two leading markets with the highest numbers of active CAR-T clinical trials. For each first two approved CAR-T drug products, analysts estimate that each product could exceed $1 billion. Analysts also estimate that cost of goods (COGS) for these new therapies exceed $100,000 per patient presenting a significant challenge for health care payors and patients. Given the number of ongoing clinical trials registered globally, we believe this represents a significant growth opportunity for our CAR-TXpress™ platform to address the COGS issue for these exciting potential new treatments.

In the stem cell and regenerative medicine field, through ThermoGenesis, Cesca continues to provide automation technologies for cord blood banking and autologous stem cell applications. Our AutoXpress® (AXP®) technology platform is a leading automated stem cell isolation device product for the cord blood banking industry. ThermoGenesis’ BioArchive® device is the industry’s only automated; controlled-rate-freezing, liquid nitrogen freezer intended for the cryopreservation and single-cassette based storage of cord blood samples. The BioArchive device was introduced over 20 years ago and currently there are over 300 devices in operation worldwide.

On January 1, 2019, the Company entered into a reorganization of the business and equity ownership of ThermoGenesis. Pursuant to the reorganization, the assets acquired by ThermoGenesis from SynGen Inc. in July 2017 (the “Cell Processing Business”), were contributed to a newly formed Delaware subsidiary of ThermoGenesis named CARTXpress Bio, Inc. (“CARTXpress”), and the 20% interest in ThermoGenesis owned by a third party was exchanged for a 20% interest in CARTXpress. As a result of the reorganization, (i) the Company holds, through ThermoGenesis, an 80% equity interest in CARTXpress and its Cell Processing Business and (ii) the Company has become the owner of 100% of ThermoGenesis and its remaining business and assets.

Cesca is an affiliate, through common controlling ownership, of the Boyalife Group, founded by the Chairman of our Board, Dr. Xiaochun (Chris) Xu in 2009.

Our Business Strategy

Our business strategy is to leverage our over 25 years of expertise, our strong intellectual property portfolio and significant know-how in the automated cellular processing field to develop automated cellular processing devices and processes for the quickly evolving cell-based therapy (“CBT”) field, including the emerging field of CAR-T therapies. Our CAR-TXpress platform addresses many of the critical unmet needs for improving CAR-T cell manufacturing and reducing drug cost. The platform can also be used for many other CBT’s. Our intention is to aggressively pursue these new growth opportunities in this emerging field of CBT, while continuing to support the performance and competitiveness of our flagship product lines in the cord blood and stem cell banking arena.

We currently are pursuing business opportunities through two separate business divisions which focus on device and clinical applications, respectively.

In the Device division:

Through our subsidiary, ThermoGenesis

●

Launch X-Series devices and reagents for research use only, including the X-Mini™ X-Auto™ kits for cellular isolation and purification and non-commercial manufacturing of cell-based products for clinical research.

●	Develop and launch our X-Series devices and reagents for clinical use, including our X-Clini™ kit for cGMP commercial manufacturing of CAR-T cells for drug developers and manufacturers.

●

Expand into contract development and manufacturing services for immune-oncology through internal and external efforts, including but not limited to partnerships, licensing, or co-development transactions.

●	Sustain our market leadership position in automated devices for the separation and concentration of stem cell preparation for the cord blood banking market.

●

Continue supporting product registration and marketing of automated devices for the separation and concentration of bone marrow-derived stem cell preparation for the point-of-care clinical application market.

In the Clinical Development division:

●

Partner our clinical development programs, including our Critical Limb Ischemia Rapid Stem Cell Treatment (CLIRST) phase III clinical trial, with third parties to maximize the value of our existing clinical development programs while eliminating our costs for running clinical trials.

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

●

Launched the AXP II system for advanced cord blood processing. We completed the commercial launch of the AXP II system for the advanced, isolation, collection and storage of hematopoietic stem cell concentrates from cord blood and peripheral blood. AXP II introduced important enhancements to the AXP device, docking station, and proprietary XpressTRAK® software that together represent a significant advancement in automated cord blood processing.

●

Expanded into CDMO business through exclusive license agreement in Asia. In March 2018, we entered into an exclusive license agreement with IncoCell, a wholly-owned subsidiary of the Boyalife Group, to implement our CDMO strategy for China and other regional countries in Asia. As of the end of 2017, more than 400 active CAR-T cell clinical trials were registered with clinicaltrials.gov, one third were originated from the U.S. and one third from China. IncoCell currently operates a 160,000 sq. ft. cGMP facility in Tianjin, China.

●

Released the X-Mini™ cell selection kit for the CAR-T research market. The X-Mini cell selection kit isolates targeted cell subsets from blood and blood products, and is an off-the-shelf kit developed by ThermoGenesis for the research and development of CAR-T and other cell-based therapies. Designed for the isolation of CD3+ T cells from a starting population of peripheral blood mononuclear cells (PMBCs) it provides the flexibility to allow users to select any cell population for which they have a primary antibody. The kit provides tangible advantages to research laboratories through its unique combination of attributes, including ease of use, high cell recovery and reproducibility.

●

Launched the PXP system for automated processing of bone marrow cells. In July 2018, ThermoGenesis launched the PXP system for point of care use in surgical centers and clinics. The PXP system is an automated, closed system that harvests a precise volume of cell concentrate from a sample of bone marrow aspirate. It can generate a concentration of bone marrow in less than 20 minutes, with consistently high mononuclear cell (MNC) and CD34+ progenitor cell recovery rates and greater than 98% depletion of contaminating RBCs. The system addresses many of the short-coming of other available systems, including red blood cell contamination in the resulting cell concentrate that is thought to diminish the efficacy of cell based treatments, allowing clinicians to rapidly achieve very high stem and progenitor cell recovery rates with negligible RBC contamination.

●

Filed an Additional Patent Application for Car-T Technology. On March 14, 2019 we filed a patent application for the high throughput CAR-T cell manufacturing, addressing key issues to enhance cellular purification and activation. Two of our previously filed patents have been issued by the US Patent and Trade Office (USPTO). This patent filing will strengthen our intellectual property portfolio in the immune-oncology field.

●	Raised $7.5 Million in Equity Financing. In three separate equity offerings during 2018, the Company issued 13,741,303 equity units (including both shares of common stock and pre-funded warrants).

●

Acquired the remaining ownership stake in ThermoGenesis and formed a new ThermoGenesis subsidiary, CARTXpress Bio, Inc. – On January 1, 2019, pursuant to the terms of a reorganization and share agreement, Cesca acquired from Bay City Capital (Bay City) the remaining 20% of equity in Cesca’s device subsidiary, ThermoGenesis. In exchange, Bay City acquired a 20% ownership stake in a newly-formed subsidiary of ThermoGenesis, CARTXpress Bio, Inc. ThermoGenesis owns the remaining 80% of equity in CARTXpress Bio, Inc. As a result, ThermoGenesis is now a wholly-owned subsidiary of Cesca. As part of the reorganization, the Company’s cord blood banking business, including the AutoXpress Platform and BioArchive device business, remained in ThermoGenesis, while the X-Series Platform, including X-Lab, X-Wash, X-Mini, and X-BACS, was contributed to CARTXpress Bio, Inc. There was no gain or loss on the reorganization and the non-controlling interest will now be in the CARTXpress Bio, Inc. subsidiary.

Our X-Series Products

Immuno-Oncology Products

In November 2017, ThermoGenesis announced the development of a proprietary CAR-TXpress™ platform that addresses the critical unmet need to improve CMC manufacturing for the emerging CAR-T therapies for cancer patients. CAR-TXpress™ eliminates the use of ficoll and magnetic beads for cell isolation procedures, and reduces processing time and increases cell recovery rates. The CAR-TXpress™ platform includes the following X-Series products:

X-LAB® for Cell Isolation – a semi-automated, functionally-closed, ficoll-free, system for the rapid isolation of different target cells from various sources including blood and blood products.

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

X-WASH® for Washing and Reformulation – a semi-automated, functionally-closed system that washes and volume-reduces fresh or thawed cells or cell cultures to a user-defined final volume.

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

ThermoGenesis is also developing a series of “off the shelf” dispensable kits that are comprised of different combinations of X-Series products depending on different customer use cases. These X-Mini™ X-Maxi™ and X-Auto™ kits are currently intended for research use and non-commercial manufacturing of cell-based products for clinical research. The Company is also developing the X-Clini™ dispensable reagent kit intended for cGMP commercial manufacturing processes for the of CAR-T drug developers. ThermoGenesis is also in active discussions with potential global distribution partners for the X-Series kits.

In addition to selling the X-Series products, we anticipate that we will enter the contract development manufacturing organization space utilizing our proprietary and patented technology. The U.S. and China are currently the two largest markets for active clinical trials for CAR-T and therefore we expect to target these two regions for our manufacturing operations. In March 2018, Cesca entered into an exclusive license agreement with IncoCell, a wholly-owned subsidiary of the Boyalife Group, to implement a CDMO strategy in China and other regions in Asia. Cesca’s CDMO business model is to introduce our CAR-TXpress™ automated manufacturing solutions on both a fee-for-service or co-development basis.

Stem Cell Bio-banking and Regenerative Medicine

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

PXP® for Orthopedics – Osteoarthritis (OA) - Cesca is in early stage development of an autologous stem cell based therapy intended to treat patients with cartilage tissue degeneration that may lead to progressive cartilage loss and painful joint diseases. Localized articular cartilage defects can potentially be repaired by transplantation of autologous cell therapy. Therapies in development using Cesca’s proprietary PXP® system are expected to delay further deterioration and repair the damaged joint cartilage. Treatment is typically via a single procedure in the hospital or clinic.

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

Research and Development

Our research and development activities for 2018 were geared towards expanding the automated platform for the immune-oncology applications while maintaining our bio-banking and point-of-care automation solutions. In November 2017, we introduced the CAR-TXpress™ platform, which is the first functionally closed system for CAR-T cellular processing and manufacturing. We also improved our AXP®, BioArchive® and MXP® platforms with a focus on both performance improvements and ease of use. Emphasis was also placed on enhancing the capabilities of our contract manufacturing partners and building on our product quality leadership position.

Collectively, research and development expenses for the year ended December 31, 2018, six months ended December 31, 2017 and year ended June 30, 2017 were $3,012,000, $2,246,000 and $2,497,000, respectively. Research and development activities include expenses associated with the engineering, regulatory, scientific and clinical affairs functions.

Manufacturing

We expect to continue to use contract manufacturers for high volume, disposable products and in-house manufacturing for low volume, high complexity devices. In addition, we are exploring the potential for the development of in-house capabilities relating specifically to pilot scale disposable manufacturing in support of our clinical programs.

In addition, we built a 1,000 square foot manufacturing clean room in our Rancho Cordova facility. The in-house clean room has expanded our manufacturing capacity for X-series cartridges, allowing us to meet our increased demand.

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

We and our contract manufacturers are subject to inspections by the FDA and other regulatory agencies to ensure compliance with applicable regulations, codified in the FDA’s Quality System Regulations (QSRs). Compliance requirements relate to manufacturing processes, product testing, documentation control and other quality assurance procedures. Our facilities have undergone International Organization of Standards (ISO) 13485:2012 and EU Medical Device Directive (MDD) (93/42/EEC) inspections and we have obtained approval to CE-Mark our products. We believe we are on schedule for transitioning to the Medical Device Single Audit Program in 2019.

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

Class I Devices

Some of our products are considered to pose little or no risk when used as directed and has been deemed by the FDA to be “exempt” from FDA approval or clearance processes prior to commercialization. While pre-marketing FDA review is not mandatory for Exempt Class I medical devices, the manufacturer’s compliance with QSR is nevertheless a requirement.

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

Fortis Healthcare Limited (Fortis)

On October 12, 2017, we signed an agreement with Fortis which replaced the previous agreement that expired on August 1, 2017. The services agreement covers the areas of cord blood banking, point of care technology sales and support, bone marrow transplant and clinical/patient management of clinical trials for our internally developed therapeutics. We have significantly reduced our activities under this agreement and are in discussions with Fortis as to our future activities.

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

In June 2010, we entered into a License and Escrow Agreement in order to alleviate CBR’s concerns about potential long-term supply risk. We are the sole supplier of critical devices and disposables used in the processing of cord blood samples in CBR’s operations. Under the License and Escrow Agreement, we granted CBR a perpetual, non-exclusive, royalty-free license to certain intellectual property necessary for the manufacture of AXP® devices and disposables. The license is for the sole and limited purpose of ensuring continued supply of the AXP® and related disposables for use by CBR. The licensed intellectual property is held in escrow and available to CBR only in the event of a default under the agreement. Effective May 15, 2017 we entered into a Sixth Amended and Restated Technology License and Escrow Agreement with CBR. This amendment, among other things, changes the circumstances that constitute a “Default” thereunder and conditions the circumstances under which CBR may, upon a default by the Company, purchase licensed products from other manufacturers and suppliers. The events or conditions of default include: a cash balance coupled with short-term investments net of debt or borrowed funds that are payable within one year of less than two million dollars at any month end or we fail to provide products pursuant to the Manufacturing and Supply Agreement. We were in compliance with the License and Escrow Agreement at December 31, 2018.

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

Employees

As of December 31, 2018, we and our subsidiaries had 53 employees, 46 of whom were employed in the U.S. and 7 of whom were employed in India. We also utilize temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppage.

Foreign Sales and Operations

See footnote 11 of our Notes to Consolidated Financial Statements for information on our sales and operations outside of the U.S.

Where you can Find More Information

We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information, including our proxy statement, with the Securities and Exchange Commission (SEC). The public can obtain copies of these materials by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, we will make copies available to the public free of charge through its website, www.cescatherapeutics.com. The information on its website is not incorporated into, and is not part of, this Annual Report on Form 10-K or our other filings with the SEC.

ITEM 1A.	RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also impair our business operations. This Annual Report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Related to Our Business

A Third Party Owns 20% of Our Subsidiary, CARTXpress Bio, Inc., and Holds Certain Minority Investor Rights Therein. These Rights Could Limit or Delay Our Ability to Take Certain Major Actions Relating to CARTXpress Bio, Inc. In January 2019, ThermoGenesis contributed its X-series business into a newly-formed subsidiary of ThermoGenesis, CARTXpress Bio, Inc. Pursuant to the terms of a reorganization and share exchange agreement, Cesca acquired a 20% equity ownership in ThermoGenesis from Bay City. In exchange, Bay City acquired a 20% ownership in CARTXpress Bio, Inc. As a result of these transactions, ThermoGenesis became a wholly-owned subsidiary of Cesca, and ThermoGenesis owns 80% of the outstanding equity of CARTXpress Bio, Inc., while Bay City owns the remaining 20% of the outstanding equity of CARTXpress Bio, Inc. While we continue to indirectly own 80% of the outstanding capital stock of CARTXpress Bio, Inc., Bay City was granted certain minority investor rights in CARTXpress Bio, Inc. These rights include board representation rights, a right of first refusal over sales of CARTXpress Bio, Inc. stock by us, co-sale rights with respect to any sale of CARTXpress Bio, Inc. stock by us, certain piggyback and Form S-3 registration rights in the event that CARTXpress becomes a publicly traded company at any time in the future and other rights as detailed in the Investors’ Rights Agreement. In addition, the board of directors of CARTXpress Bio, Inc. is comprised of three persons, two of whom are designated by us and one of whom is designed by Bay City. The foregoing minority investor rights in CARTXpress Bio, Inc. could limit or delay our ability or flexibility to take certain major actions or make major decisions relating to CARTXpress Bio, Inc. that might be beneficial to our stockholders, unless such actions or decisions have the consent or support of Bay City. Accordingly, the minority investor rights in CARTXpress Bio, Inc. could have a negative impact on the market price of our common stock.

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

Our Controlling Stockholder Has Significant Influence Over Us Which Could Limit Your Ability to Influence the Outcome of Key Transactions, Including a Change of Control, and Could Negatively Impact the Market Price of Our Common Stock By Discouraging Third Party Investors. As of December 31, 2018, approximately 32% of our outstanding common stock is owned by Boyalife (Hong Kong) Limited. In addition, pursuant to the terms of the Amended Nomination Agreement we entered into with Boyalife (Hong Kong) Limited in April 2018, Boyalife (Hong Kong) Limited has the right to designate a number of members of our Board of Directors that is in proportion to the “Boyalife Ownership Percentage”, which is Boyalife (Hong Kong) Limited’s and its affiliates’ combined percentage ownership of outstanding common stock, treating as outstanding any shares of common stock underlying convertible securities that are immediately exercisable by Boyalife (Hong Kong) Limited and its affiliates’ (including under the debt facility) without any further payment (Boyalife Ownership Percentage). The Amended Nomination Agreement will terminate according to its terms when and if the Boyalife Ownership Percentage falls below 20%.

Boyalife (Hong Kong) Limited is 100% owned by Yishu Li, the spouse of Dr. Xiaochun Xu, our CEO and chairman of our board of directors. As a result of their ownership and ability to designate members of our Board of Directors, Boyalife (Hong Kong) Limited (including Dr. Xu and his spouse Ms. Li) are able to exercise significant influence over all matters affecting us, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on our stock price and ability to execute our strategic initiatives. They may have conflicts of interest and interests that are not aligned with those of other investors in all respects. As a result of the concentrated ownership of our common stock, Dr. Xu and Ms. Li, acting together, are able to control all matters requiring stockholder approval, including the election of directors, the adoption of amendments to our certificate of incorporation and bylaws, and approval of a sale of our Company, and other significant corporate transactions. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors from investing or making tender offers for our shares.

In addition, a company owned and controlled by Dr. Xu is a material creditor of our company. We are a party to a revolving debt facility with Boyalife Asset Holding II, Inc., a company owned and controlled by Dr. Xu, which has a maximum borrowing availability of $10.0 million and an outstanding balance as of December 31, 2018 of $7.2 million in principal and $1.5 million in accrued interest. The debt facility matures on March 6, 2022, with accrued interest due annually on the last day of each calendar year. Because this debt facility is secured by all of our shares in our ThermoGenesis subsidiary, an event of default under the debt facility would have a material adverse impact on our interest in ThermoGenesis if the lender under the debt facility elected to foreclose on such security interest.

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

We May Be Unable to Obtain Marketing Approval from the FDA For Our 510(k) Devices which may Delay or Reduce Future Sales. At the end of 2016, the Company received approval from the U.S. Food and Drug Administration (“FDA”) for the Company’s amended pivotal study protocol for treatment of Critical Limb Ischemia (“CLI”). The amended CLI clinical trial is designed to demonstrate the safety and efficacy of the Company’s point-of-care system for the treatment of CLI patients with limited or no treatment options. The changes approved by the FDA are intended to increase patient enrollment by expanding the patient pool from Rutherford Category 5 patients only, to also include Rutherford Category 4 patients, or patients with a less severe form of the disease. The study population has been expanded to include patients who are poor candidates for either surgery or endovascular therapies. The sample size of the CLI trial was increased from 224 to 362 patients. With the FDA approval of our amended phase III clinical trial protocol of CLI, the company is actively looking for an external strategic partner to move forward with the CLI clinical trial program. The marketing approval of point-of-care device for the treatment of CLI indication is subject to a successful strategic partnership, successful completion of our phase III study with statistical significant results and acceptance of the results by the FDA for the disease indication. Our inability to successfully complete any of the above mentioned steps can affect our ability to obtain marketing approval in the United States.

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

A Significant Portion of Revenue is Derived from Customers Outside the United States. We may Lose Revenues, Market Share, and Profits due to Exchange Rate Fluctuations and Political and Economic Changes Related to its Foreign Business. For the year ended December 31, 2018, sales to customers outside the U.S. comprised approximately 50% of revenues. This compares to 67% for the six months ended December 31, 2017 and 54% for the year ended June 30, 2017. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that foreign customers are willing to pay, and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial position and results.

The Loss of a Significant Distributor or End User Customer may Adversely Affect Financial Condition and Results of Operations. Revenues from a significant customer comprised 22% of revenues for the year ended December 31, 2018. The loss of a large end user customer or distributor may decrease revenues.

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

Our Pending Litigation with a Strategic Consulting Firm could have a Material Adverse Effect on Us. In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm (“Mavericks”). Included in the engagement letter was a success fee due upon the successful conclusion of certain transactions. On May 4, 2017, a lawsuit was filed against the Company and its CEO by the consulting firm as the consulting firm argues that it is owed a transaction fee of $1,000,000 under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016. In October 2017, to streamline the case by providing for the dismissal of claims against the Company’s CEO based on alter ego theories and without acknowledging any liability, the Company deposited $1,000,000 with the Court. The Company filed a Motion for Summary Judgment, which was denied by the Court on June 26, 2018. On September 24, 2018, Mavericks filed an amended complaint, adding back the Company’s CEO as a named defendant, as well as Boyalife Investment, Inc. (a dissolved company) and Boyalife (Hong Kong) Limited under new theories of liability, namely intentional interference with contract and inducement of breach of contract. No trial date has been set. Although we deny liability in this case and intend to defend it vigorously, there is no assurance that the outcome of the case and resulting legal fees will not have a material adverse effect on our financial condition.

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

We Commercially, in Co-Branding with Fortis Healthcare, Bank and Store Private Cord Blood Stem Cells in our TotipotentRX GMP Facility. We could be Subject to Unexpected Litigation Costs or Damages for Loss of One or More Family Owned Units of Cord Blood or if one of the Cord Blood Units We Store Causes Bodily Injury. We face an inherent business risk of exposure to product liability claims if our products or product candidates are alleged or found to have caused injury or cannot be used for some reason within our control and are found to result in injury or death. While we believe that our current liability insurance coverage is adequate for our present clinical and commercial activities we may not be able to maintain insurance on acceptable terms or at all. If we are unable to obtain insurance or any claims against us substantially exceed our coverage, then our business could be adversely impacted.

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

Operating In Foreign Jurisdictions Subjects Us to Regulation by Non-U.S. Authorities. We have operations in India, and as such are subject to Indian regulatory agencies. A number of risks are inherent in conducting business and clinical operations overseas. In order for us to operate as a majority owned foreign corporation in India, we are subject to financial regulations imposed by the Reserve Bank of India. This includes the rules specific to the capital funding, pledging of assets, repatriation of funds and payment of dividends from and to the foreign subsidiaries and from and to us in the U.S.

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

If Our Competitors Develop and Market Products That Are More Effective Than Our Product Candidates Or Obtain Regulatory and Market Approval For Similar Products Before We Do, Our Commercial Opportunity May Be Reduced Or Eliminated. The development and commercialization of new pharmaceutical products which target cardiovascular, orthopedic, chronic dermal wounds and other conditions addressed by our current and future products is competitive, and we will face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide. Many of our competitors have substantially greater financial and technical resources and development, production and marketing capabilities than we do. In addition, many of these companies have more experience than we do in pre-clinical testing, clinical trials and manufacturing of compounds, as well as in obtaining FDA and foreign regulatory approvals. As a result, there is a risk that one of the competitors will develop a more effective product for the same indications for which we are developing a product or, alternatively, bring a similar product to market before we can. With regards to the BioArchive and AXP Systems, numerous larger and better-financed medical device manufacturers may choose to enter this market.

Changes in Healthcare Policy Could Subject us to Additional Regulatory Requirements that may Delay the Commercialization of our Products and Increase our Costs. The U.S. government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact the pricing of our diagnostic products and tests in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices for our products and services that we believe are fair, which may impact our ability to generate revenues and achieve and maintain profitability.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and judicial decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing, may limit our potential revenue or force us to revise our research and development programs. The pricing and reimbursement environment may change in the future and become more challenging for several reasons, including policies advanced by the current executive administration in the U.S., new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably.

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (PPACA), have substantially changed the way healthcare is financed by both government health plans and private insurers. The PPACA contains a number of provisions that are expected to impact our business and operations in ways that may negatively affect our revenues in the future. While it is too early to predict all the specific effects the PPACA or any future healthcare reform legislation will have on our business, such provisions could materially adversely affect our business, prospects and financial condition.

The Food and Drug Administration Amendments Act of 2007 gives the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical studies of products, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during product development, clinical studies and regulatory review, increased costs to assure compliance with post-approval regulatory requirements, and potential restrictions on the sale and/or distribution of approved products, all of which could materially adversely affect our business, prospects and financial condition.

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

Risks Related to Operating Results and Financial Markets

We Have Incurred Net Losses and We Anticipate that our Losses will Continue. We have not been profitable for a significant period. For the year ended December 31, 2018, we had a net loss of $40,940,000.  For the six months ended December 31, 2017, we had a net loss of $2,770,000. For fiscal year ended June 30, 2017, we had a net loss of $29,095,000 and an accumulated deficit at December 31, 2018 of $227,435,000. The report of our independent auditors on our December 31, 2018 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.  We will continue to incur significant costs as we develop and market our current products and related applications. Although we are executing our business plan to develop, market and launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales or threaten our ability to continue as a going concern in future years.

We Will Need to Raise Additional Capital to Fund our Operations and in Furtherance of Our Business Plan. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. We have historically relied upon private and public sales of our equity, as well as debt financings to fund our operations. In order to raise additional capital, we may seek to sell additional equity and/or debt securities or obtain a credit facility or other loan, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unfavorable terms.

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

Risks Related to Our Common Stock

If the Price of our Common Stock does not Meet the Requirements of the NASDAQ Capital Market (NASDAQ), Our Shares may be Delisted. Our Ability to Publicly or Privately Sell Equity Securities and the Liquidity of Our Common Stock Could be Adversely Affected if We Are Delisted. The listing standards of NASDAQ provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. On June 28, 2018 we received written notice from the Nasdaq Listing Qualifications Department (“NASDAQ”) notifying the Company that it was not in compliance with the minimum bid price requirements set forth in NASDAQ Listing Rule 5550(a)(2) for continued listing on the Capital Market, due to the bid price of the Company’s common stock closing below the minimum $1 per share for the thirty (30) consecutive business days prior to the date of the Notification Letter. In accordance with listing rules, the Company was afforded 180 days, or until December 24, 2018, to regain compliance. The Company was unable to regain compliance with the bid price requirement by December 24, 2018.  However, on December 28, 2018, the Company received a notice from NASDAQ granting the Company an additional 180 calendar days, or until June 24, 2019, to regain compliance with the minimum $1.00 bid price per share requirement for continued listing on the Capital Market. NASDAQ determined that the Company is eligible for the second compliance period due to the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market, with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

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

In Gurgaon India we lease approximately 1,500 square feet for an office facility for our Clinical Development Segment. The lease expires September 14, 2023 however; either party can terminate the lease after September 2019 with three months’ notice.

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

In July 2015, the Company signed an engagement letter with Mavericks Capital LLC and Mavericks Capital Securities LLC, a strategic consulting firm (collectively, “Mavericks”). The engagement letter included a success fee payable upon the successful conclusion of certain strategic transactions. On May 4, 2017, Mavericks filed a lawsuit against the Company and its CEO, Dr. Xiaochun Xu, in the California Superior Court, alleging that it was owed a transaction fee of $1,000,000 under the terms of the engagement letter resulting from the conversion of certain Boyalife debentures in August 2016. In October 2017, to streamline the case by providing for the dismissal of Dr. Xu as an individual defendant and without acknowledging any liability, the Company deposited $1,000,000 with the California Superior Court. Mavericks agreed to dismiss Mr. Xu from the case, without liability. Subsequently, the Company filed a Motion for Summary Judgment, which was denied by the California Superior Court on June 26, 2018. On September 24, 2018, Mavericks filed an amended complaint, reinstating Dr. Xu as a named defendant, as well as Boyalife Investment, Inc. (a dissolved company) and Boyalife (Hong Kong) Limited, under new theories of liability, namely intentional interference with contractual relations and inducement of breach of contract. No trial date has been set. The Company intends to defend the lawsuit vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, $0.001 par value, is listed on the NASDAQ Capital Market under the symbol KOOL.

We have not paid cash dividends on our common stock and do not intend to pay a cash dividend in the foreseeable future. There were approximately 173 stockholders of record on February 28, 2019, not including beneficial owners who own their stock in street name through Cede & Co. and others.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section and other parts of this Annual Report on Form 10-K which are not historical facts are forward looking statements and are subject to certain risks and uncertainties. Our actual results may differ significantly from the projected results discussed in the forward looking statements. Factors that might affect actual results include, but are not limited to, those discussed in ITEM 1A “RISK FACTORS” and other factors identified from time to time in our reports filed with the SEC. The following discussion should be read in conjunction with our consolidated financial statements contained in this Annual Report.

Overview

Cesca develops and commercializes a range of automated technologies for cell-banking, cell-processing, and cell-based therapeutics. Since the 1990’s Cesca has been a pioneer in, and a leading provider of automated systems that isolate, purify and cryogenically store units of hematopoietic stem and progenitor cells for the cord blood banking industry. In July 2017, Cesca’s subsidiary, ThermoGenesis Corp. (“ThermoGenesis”), completed a strategic acquisition of the business and substantially all of the assets of SynGen Inc. (“SynGen”), a research and development company for automated cellular processing. Following this acquisition, ThermoGenesis operates Cesca’s device business and SynGen’s automated cellular processing business.

Following the acquisition of SynGen we utilized the SynGen assets, together with our own proprietary technology, to develop a novel proprietary CAR-TXpress™ platform that addresses the critical unmet need for better efficiency and cost-effectiveness for the emerging immune-oncology field, in particular, the chimeric antigen receptor T cell (“CAR-T”) market. Since the first quarter of 2018, the Company developed and launched three X-Series products, which provide superior performance in the processing of immunotherapy drugs: X-Lab®, X-Wash®, and X-BACS™.

In June 2018, we undertook a restructuring initiative to reduce our operating expenses. The restructuring resulted in a reduction of approximately 25% of the Company’s workforce in various functions. This action; combined with other cost savings initiatives is expected to reduce annual operating costs by approximately $2,500,000. We incurred a restructuring charge of $260,000 during the second quarter of fiscal 2018, and $36,000 during the third quarter of fiscal 2018, recorded as a component of general and administrative expense.

Cesca now has two separately reported business segments: A “Device Segment” and a “Clinical Development Segment.”  The Device Segment develops and commercializes automated systems that provide GMP, clinical grade cell-banking, cell-processing, and cell-based therapeutics commercialized by Cesca’s subsidiary, ThermoGenesis.  The Clinical Development Segment is developing autologous (utilizing the patient’s own cells) cell-based therapeutics that address significant unmet medical needs for the vascular, cardiology and orthopedic markets.

Cesca’s Device Segment

Cesca’s Device Segment offers automated devices and technologies for cell-banking, point-of-care applications, and cell-processing. The automated solution offerings include:

AutoXpress Platform for Clinical Bio-Banking Applications, which provides automated isolation, harvest, controlled-rate freezing and cryogenic storage of cord blood stem and progenitor cells for treatment of patients in need, and includes the following products:

AXP® System – The innovative AXP System defines a new processing standard for isolating and retrieving over 97% of the stem and progenitor cells from collections of umbilical cord blood in an automated, fully closed, sterile system in 30 minutes. AXP is self-powered, microprocessor-controlled, and contains flow control optical sensors to achieve precise separation

BioArchive® Cryopreservation System – The BioArchive Cryopreservation System is the industry’s leading, fully automated, robotic, liquid nitrogen controlled-rate-freezing (CRF) and cryogenic storage system for stem cell samples and clinical products. Using proven, computer-controlled technology, it provides the ultimate performance and protection for today’s invaluable cord blood samples and future cell therapeutic products. BioArchive is the preferred system for the highest quality cord blood banks worldwide. A complete technical Master-File has been provided to the FDA to support those highest quality cord blood banks which have been able to qualify for, and obtain, a Biological License from the FDA to allow their cord blood units to be used to treat patients with blood cancers.

POCXpress Platform for Point-of-Care Applications allows for the rapid, automated processing of autologous peripheral blood or bone marrow aspirate derived stem cells at the point-of-care, such as surgical centers or clinics and includes the following products:

MXP® System – Built based on similar technology as our proprietary AXP System, MXP is an automated, fully closed, sterile system that volume-reduces bone marrow to a user-defined volume in less than 1 hour, while retaining over 90% of the MNCs. The MXP is self-powered, microprocessor-controlled, and contains flow control optical sensors to achieve precise separation.

PXP® System – The PXP System is our newly launched point-of-care device. PXP is an automated, closed system that harvests a precise volume of cell concentrate from bone marrow aspirates. PXP can generate a concentration of bone marrow in less than 20 minutes, with consistently high MNC and CD34+ stem cell progenitor recovery rates and greater than 98% depletion of contaminating red blood cells (RBCs). Processing data is captured using our proprietary DataTrak™ software to assist with Good Manufacturing Practice (GMP) process monitoring and reporting information.

CAR-TXpress™ Platform for Immuno-Oncology Applications addresses the critical unmet need for chemistry, manufacturing and controls (CMC) improvement of the emerging CAR-T therapies for cancer patients. CAR-TXpress eliminates the need of using the labor intensive and “open system” ficoll MNC purification process and traditional magnetic bead T-Cell selection process, thereby dramatically reducing processing time and increasing efficiency of the manufacturing process, which should reduce the overall manufacturing cost. The CAR-TXpress platform includes the following X-Series products:

X-Lab® System for Cell Isolation – a semi-automated, functionally-closed, ficoll-free, system for the rapid isolation of mononuclear cells (“MNCs”) with, or without, platelets from collected units of peripheral blood, cord blood, bone marrow aspirate or leukapheresis. On November 13, 2018 the Company announced that ThermoGenesis had filed a Device Master File (“MAF”) with the FDA for the X-LAB. The MAF contains all the relevant information that the FDA will need to allow principal investigators to include Cesca’s systems in their investigational new drug applications.

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

PXP® for Orthopedics – Osteoarthritis (OA) - Cesca is in early stage development of an autologous stem cell-based therapy intended to treat patients with cartilage tissue degeneration that may lead to progressive cartilage loss and painful joint diseases. Localized articular cartilage defects can potentially be repaired by transplantation of autologous cell therapy. Therapies in development using Cesca’s proprietary PXP system are expected to delay further deterioration and repair the damaged joint cartilage. Treatment is typically via a single procedure in the hospital or clinic.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 (unaudited)

The following table summarizes the results of operations for the years ended December 31, 2018 and 2017 (unaudited).  The results for the year ended December 31, 2017 were compiled from the two quarters ending March 31, 2017 and June 30, 2017, and the six months ended December 31, 2017.

	Year Ended December 31, 2018	Year Ended December 31, 2017 (Unaudited)

Total net revenues	$9,672,000	$12,766,000
Cost of revenues	7,479,000	7,706,000
Gross profit	2,193,000	5,060,000

Expenses:
Sales and marketing	1,359,000	1,691,000
Research and development	3,012,000	3,379,000
General and administrative	8,286,000	8,173,000
Impairment charges	33,081,000	310,000
Total operating expenses	45,738,000	13,553,000
Loss from operations	(43,545,000)	(8,493,000)

Other income (expense):
Interest expense	(2,697,000)	(672,000)
Fair value change of derivative instruments	596,000	246,000
Other income and (expenses)	(24,000)	(13,000)
Total other expense	(2,125,000)	(439,000)

Loss before benefit for income taxes	(45,670,000)	(8,932,000)
Benefit for income taxes	4,730,000	2,911,000
Net loss	$(40,940,000)	$(6,021,000)

Net Revenues

Consolidated net revenues for the year ended December 31, 2018 were $9,672,000 compared to $12,766,000 for the year ended December 31, 2017, a decrease of $3,094,000 or 24%. Device Segment revenues decreased in the AXP product line primarily due to the distributor change in the China market. BioArchive device sales decreased due to seven less device sales and other decreased due to the ending of a royalty payment agreement in the prior year. The decreases were offset by an increase in our CAR-TXpress products driven by the adoption of the products by new customers. Clinical development revenues consist of sales generated by our Totipotent subsidiary. Other revenues declined due to lower storage of cord blood at the Novacord cord blood bank.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Device Segment:
AXP	$4,393,000	$6,374,000
BioArchive	3,098,000	4,464,000
Manual Disposables	976,000	920,000
CAR-TXpress	907,000	151,000
Other	95,000	405,000
	9,469,000	12,314,000
Clinical Development Segment:
Bone Marrow	135,000	219,000
Other	68,000	233,000
	203,000	452,000
	$9,672,000	$12,766,000

Gross Profit

The Company’s gross profit was $2,193,000 or 23% of net revenues for the year ended December 31, 2018, compared to $5,060,000 or 40% for the year ended December 31, 2017. The decrease in gross profit is primarily driven by higher overhead costs due to the SynGen acquisition and lower overhead absorption due to reduced procurement. Additionally, the prior year gross profit margin percentage was higher due to the reversal of inventory reserves for products sold.

Sales and Marketing Expenses

Consolidated sales and marketing expenses were $1,359,000 for the year ended December 31, 2018, as compared to $1,691,000 for the year ended December 31, 2017, a decrease of $332,000 or 20%.  Predominantly all of the Company’s sales and marketing expenses are generated by the Device Segment.  The decrease was in the Device Segment and driven by consultant fees incurred during the prior year for the transition of the SynGen operations and a decrease in commissions as revenues decreased.

Research and Development Expenses

Consolidated research and development expenses were $3,012,000 for the year ended December 31, 2018, compared to $3,379,000 for the year ended December 31, 2017, a decrease of $367,000 or 11%.  The decrease is primarily driven by a decline in personnel costs due to the June 2018 reorganization.

General and Administrative Expenses

Consolidated general and administrative expenses for the year ended December 31, 2018 were $8,286,000, compared to $8,173,000 for the year ended December 31, 2017, an increase of $113,000. The increase is driven by the loss on disposal of equipment during fiscal 2018.

Impairment Charges

The Company incurred impairment charges of $33,081,000 during the year ended December 31, 2018 as compared to impairment charges of $310,000 during the year ended December 31, 2017.  During the three months ended June 30, 2018, the Company experienced a significant and sustained decline in its stock price resulting in its market capitalization falling significantly below the recorded value of its consolidated assets.  The Company performed a quantitative assessment which determined that the carrying amount for the Company’s goodwill and indefinite lived intangible assets relating to the clinical protocols exceeded its estimated fair value.  As a result, impairment charges of $12,695,000 to goodwill and $14,507,000 to intangible assets were recorded to the Clinical Development Segment.  Also, the Company has scaled back its’ operating activities in India during the three months ended December 31, 2018, resulting in the impairment of the remaining goodwill and substantially all of the intangible assets including the remainder of the clinical protocols, associated with the acquisition of our Totipotent subsidiaries. Impairment charges of $500,000 to goodwill and $5,379,000 to intangible assets were recorded for the three months ended December 31, 2018.

Benefit for Income Taxes

The income tax benefit increased to $4,730,000 in the year ended December 31, 2018 as compared to $2,911,000 in the year ended December 31, 2017. The increase was due to the impairment of the indefinite lived intangible assets for the clinical protocols and goodwill. The Company’s deferred tax liability is tied to the intangible assets and goodwill. The impairment caused the deferred tax liability to decrease which resulted in an income tax benefit for the period.

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016 (unaudited)

Net Revenues

Consolidated net revenues for six months ended December 31, 2017 were $6,013,000 compared to $7,772,000 for the six months ended December 31, 2016, a decrease of $1,759,000. Device Segment revenues decreased primarily as a result of a single end user customer purchasing one-time larger than normal orders of AXP disposables to stock up inventory levels in the six months ended December 31, 2016, the distributor change in the China market and a one-time shipment of our remaining inventory associated with a discontinued product line (Res-Q) in the prior year six-month period. Clinical development revenues consist of sales generated by our Totipotent subsidiaries. These sales declined due to lower manual bagset sales.  Offsetting these decreases for the Device Segment was an increase in sales of our BioArchive devices as we sold eight during the six months ended December 31, 2017 as compared to none in the six months ended December 31, 2016.

Revenues were comprised of the following for the six months ended:

	December 31, 2017	December 31, 2016
Device Segment:
AXP	$2,475,000	$4,814,000
BioArchive	2,642,000	1,496,000
Manual Disposables	476,000	590,000
Bone Marrow	53,000	582,000
Other	79,000	64,000
	5,827,000	7,546,000
Clinical Development Segment:
Bone Marrow	138,000	30,000
Other	48,000	196,000
	186,000	226,000
	$6,013,000	$7,772,000

Gross Profit

Consolidated gross profit was $2,155,000 or 36% of revenues for the six months ended December 31, 2017 compared to $2,934,000 or 38% of revenues for six months ended December 31, 2016. Our Device Segment gross profit margin decreased from $2,938,000 or 39% to $2,174,000 or 37% for the six months ended December 31, 2016 as compared to the six months ended December 31, 2017, respectively. The decrease was primarily due to higher overhead costs as a result of the SynGen acquisition.

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

Benefit for Income Taxes

The deferred income tax benefit of $2,238,000 is due to the recent income tax reform measure which changed the federal income tax rate for all corporations to 21%. The Company’s deferred tax liability related to indefinite life intangible assets was re-measured at the 21% rate.

Liquidity and Capital Resources

At December 31, 2018 and 2017, we had cash and cash equivalents of $2,400,000 and $3,513,000, respectively. At December 31, 2018 and 2017, we had working capital of $2,261,000 and $5,990,000. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

On August 28, 2018, the Company completed a private placement transaction with an accredited investor, in which the Company sold 1,000,000 shares of Common Stock for a purchase price of $0.18 per share and 2,965,000 pre-funded warrants for a purchase price of $0.17 per pre-funded warrant. Each pre-funded warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.01 per share and will remain exercisable until exercised in full. The Company received $684,000 in gross proceeds, net proceeds of $623,000 after deducting offering expenses of $61,000. As of December 31, 2018, none of the pre-funded warrants issued in the August 2018 private placement have been exercised.

On May 18, 2018, the Company completed a public offering of 6,475,001 units (the “Units”) and 2,691,666 pre-funded units (the “Pre-Funded Units”) for a purchase price of $0.60 per unit, resulting in aggregate gross proceeds of approximately $5,500,000, and net proceeds of $4,820,000 after deducting offering expenses of $680,000.  Each Unit consisted of one share of Common Stock, and one common warrant to purchase one share of Common Stock, and each Pre-Funded Unit consisted of one pre-funded warrant to purchase one share of Common Stock and one common warrant to purchase one share of Common Stock.  The common warrants included in the Units and Pre-Funded Units were immediately exercisable at a price of $0.60 per share of Common Stock, subject to adjustment in certain circumstances, and will expire five years from the date of issuance.  As of June 30, 2018, all 2,691,666 Pre-Funded Units issued in the May 2018 public offering have been exercised.

On March 28, 2018, the Company sold 609,636 shares of Common Stock at a price of $2.27 per share. The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company of approximately $171,000, were $1,213,000. Additionally, the investors received unregistered warrants in a simultaneous private placement to purchase up to 304,818 shares of common stock. The warrants have an exercise price of $2.68 per share and were exercisable six months following the issuance date, or September 28, 2018, and have a term of 5.5 years and were accounted for as equity by the Company.

On December 1, 2017, the Company closed a public offering of common stock consisting of an aggregate of 898,402 shares of common stock at a price to the public of $3.00 per share for aggregate offering proceeds of $2.7 million. After deducting the offering expenses the net proceeds in the offering were $2,368,000.

On July 7, 2017, our then wholly-owned subsidiary, ThermoGenesis, acquired the business and substantially all of the assets of SynGen, a privately held Sacramento, California-based technology company that develops, markets, and sells advanced cell separation tools and accessories (the “SynGen Transaction”). In the SynGen Transaction, ThermoGenesis acquired substantially all of SynGen’s operating assets, including its proprietary cell processing platform. In exchange, ThermoGenesis issued to SynGen 2,000,000 shares of ThermoGenesis common stock which had a fair market value of $2,528,000 based on an independent analysis and ThermoGenesis also made a one-time cash payment of $1,000,000 to SynGen. As part of the Asset Acquisition Agreement, the two companies agreed to cease mutual litigation.

The Company has a Revolving Credit Agreement with Boyalife Asset Holding II, Inc. As of December 31, 2018, the Company had drawn down $7,200,000 of the $10,000,000 available under the Revolving Credit Agreement. Future draw-downs may be limited for various reasons including default or foreign government policies that restrict or prohibit transferring funds.  At the time of this filing, we are currently unable to draw down on the line of credit.  This may change in the near future but there is no assurance that the line of credit will become available at such time when it is needed. Boyalife Investment Fund II, Inc. is a wholly-owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

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

The Company has incurred recurring operating losses and as of December 31, 2018 had an accumulated deficit of $227,435,000. These recurring losses raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date. The Company anticipates requiring additional capital to grow the device business, to fund other operating expenses and to make interest payments on the line of credit with Boyalife Asset Holding II, Inc. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company plans to seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all.

We generally do not require extensive capital equipment to produce or sell our current cord blood banking products. During the year ended December 31, 2018, we spent $1,238,000 primarily for machinery and equipment, construction of an on-site cleanroom and information technology upgrades.

One customer had an accounts receivable balance of $494,000 or 33% and $172,000 or 7% at December 31, 2018 and 2017, respectively. One distributor had an accounts receivable balance of $229,000 or 15% and $12,000 at December 31, 2018 and 2017, respectively. A second distributor had an accounts receivable balance of $220,000 or 15% and $464,000 or 18% at December 31, 2018 and 2017, respectively.  A related party distributor had an accounts receivable balance of $0 and $862,000 or 34% at December 31, 2018 and 2017, respectively.

Revenues from one customer totaled $2,120,000 or 22%, $560,000 or 9% and $3,263,000 or 22% for the year ended December 31, 2018, six months ended December 31, 2017 and the year ended June 30, 2017, respectively. Revenues from one distributor totaled $861,000 or 9%, $520,000 or 9% and $1,048,000 or 7% for the year ended December 31, 2018, six months ended December 31, 2017 and the year ended June 30, 2017, respectively. Revenues from a related party distributor totaled $664,000 or 7%, $1,679,000 or 28% and $308,000 or 2% for the year ended December 31, 2018, six months ended December 31, 2017 and the year ended June 30, 2017, respectively. Revenues from one distributor totaled $461,000 or 5%, $480,000 or 8% and $2,842,000 or 20% for the year ended December 31, 2018, six months ended December 31, 2017 and the year ended June 30, 2017, respectively. The Company did not renew the contract with this distributor in August 2017 and replaced it with a different distributor.

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

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which generally range from three to ten years. Clinical protocols are not expected to provide economic benefit until they are introduced to the marketplace or licensed to an independent entity and are therefore not yet subject to amortization.  Each period the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.

For goodwill and indefinite-lived intangible assets (clinical protocols), the carrying amounts are periodically reviewed for impairment (at least annually) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. According to ASC 350,”Intangibles-Goodwill and Other”, the Company can opt to perform a qualitative assessment or a quantitative assessment; however, if the qualitative assessment determines that it is more likely than not (i.e., a likelihood of more than 50 percent) the fair value is less than the carrying amount; the Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

Revenue Recognition

Revenue is recognized based on the five-step process outlined in ASC 606:

Step 1 – Identify the Contract with the Customer – A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and, (e) it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

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

Step 3 – Determine the Transaction Price – The contract terms and customary business practices are used to determine the transaction price.  The transaction price is the amount of consideration expected to be received in exchange for transferring goods or services to the customer.  The Company’s contracts include fixed consideration.

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

Device Sales

Device sales include devices and consumables for BioArchive, AXP, CAR-TXpress and manual disposables.  Most devices are sold with contract terms stating that title passes and the customer takes control at the time of shipment.  Revenue is then recognized when the devices are shipped and the performance obligation has been satisfied.  If devices are sold under contract terms that specify that the customer does not take ownership until the goods are received revenue is recognized when the customer receives the assets.

Service Revenue

Service revenue consists primarily of maintenance contracts for BioArchive, AXP and CAR-TXpress products. Devices sold have warranty periods of one to two years. After the warranty expires, the Company offers annual maintenance contracts for the remaining life of the devices.  Under these contracts, customers pay in advance.  These prepayments are recorded as deferred revenue and recognized over time as the contract performance obligations are satisfied.  For AXP and CAR-TXpress products, the Company offers one type of maintenance contract providing preventative maintenance and repair services.  Revenue under these contracts is recognized ratably over time, as the customer has the right to use the service at any time during the annual contract period and services are unlimited.  For BioArchive, the Company offers three types of maintenance contracts: Gold, Silver and Preventative Maintenance Only.  Under the Gold contract, preventative maintenance and repair services are unlimited and revenue is recognized ratably over time.  For the Silver and Preventative Maintenance contracts, available services are limited and revenue is recognized during the contract period when the underlying performance obligations are satisfied.  If the services are not used during the contract period, any remaining revenue is recognized when the contract expires.  The renewal date for maintenance contract varies by customer, depending when the customer signed their initial contract.

Clinical Services

Service revenue in our Clinical Development Segment includes point of care procedures and cord blood processing and storage. Point of care procedures are recognized when the procedures are performed. Cord blood processing and storage is recognized as the performance obligations are satisfied. Processing revenue is recognized when that performance obligation is completed immediately after the baby’s birth, with storage revenue recorded as deferred revenue and recognized ratably over time for up to 21 years. As of December 31, 2018, the total deferred cord blood storage revenue is $257,000 and is included in other non-current liabilities in the condensed consolidated balance sheets. The customer may pay for both services at the time of processing. The amount of the transaction price allocated to each of the performance obligations is determined by using the standalone selling price of each component.

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

Recent Accounting Standards

See footnote 2 “Summary of Significant Accounting Policies” to the Notes to the Consolidated Financial Statements contained in Item 8.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the SEC Act of 1934 and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets at December 31, 2018 and 2017	43

Consolidated Statements of Operations and Comprehensive Loss for the Year Ended December 31, 2018, the Six Months Ended December 31, 2017 and the Year Ended June 30, 2017	44

Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2018, the Six Months Ended December 31, 2017 and the Year Ended June 30, 2017	45

Consolidated Statements of Cash Flows for the Year Ended December 31, 2018, the Six Months Ended December 31, 2017 and the Year Ended June 30, 2017	46

Notes to Consolidated Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Cesca Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cesca Therapeutics Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2018, transitional six months ended 2017 and the year ended June 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018, the transitional six months ended December 31, 2017 and the year ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses and as of December 31, 2018 had an accumulated deficit of $227,435,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Marcum LLP

New York, NY

March 26, 2019

Cesca Therapeutics Inc.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,400,000	$3,513,000
Accounts receivable, net of allowance for doubtful accounts of $419,000 ($274,000 at December 31, 2017)	1,495,000	1,687,000
Accounts receivable – related party	14,000	862,000
Inventories, net of reserves of $258,000 ($1,069,000 at December 31, 2017)	4,493,000	4,798,000
Prepaid expenses and other current assets	224,000	594,000
Total current assets	8,626,000	11,454,000

Restricted cash	1,000,000	1,000,000
Equipment and leasehold improvements, net	2,562,000	2,996,000
Goodwill	781,000	13,976,000
Intangible assets, net	1,591,000	21,629,000
Other assets	51,000	56,000
Total assets	$14,611,000	$51,111,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,423,000	$2,079,000
Accrued payroll and related expenses	703,000	532,000
Deferred revenue	485,000	384,000
Related party payable	--	606,000
Interest payable – related party	1,513,000	657,000
Other current liabilities	1,241,000	1,206,000
Total current liabilities	6,365,000	5,464,000

Convertible promissory note – related party, less debt discount of $6,026,000 ($0 at December 31, 2017)	1,174,000	6,700,000
Derivative obligations	1,000	597,000
Noncurrent deferred tax liability	--	4,730,000
Other noncurrent liabilities	340,000	408,000
Total liabilities	7,880,000	17,899,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding at December 31, 2018 and 2017	--	--
Common stock, $0.001 par value; 350,000,000 shares authorized; 21,649,147 issued and outstanding (10,872,428 at December 31,2017)	22,000	11,000
Paid in capital in excess of par	235,868,000	221,371,000
Accumulated deficit	(227,435,000)	(187,640,000)
Accumulated other comprehensive loss	(13,000)	(43,000)
Total Cesca Therapeutics Inc. stockholders’ equity	8,442,000	33,699,000

Non-controlling interests	(1,711,000)	(487,000)
Total equity	6,731,000	33,212,000
Total liabilities and stockholders’ equity	$14,611,000	$51,111,000

See accompanying notes to consolidated financial statements.

Cesca Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive loss

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2018	2017	2017

Net revenues	$9,003,000	$4,334,000	$14,217,000
Net revenues – related party	669,000	1,679,000	308,000
Total net revenues	9,672,000	6,013,000	14,525,000
Cost of revenues	7,479,000	3,858,000	8,686,000
Gross profit	2,193,000	2,155,000	5,839,000

Expenses:
Sales and marketing	1,359,000	935,000	1,531,000
Research and development	3,012,000	2,246,000	2,497,000
General and administrative	8,286,000	3,572,000	10,870,000
Impairment charges	33,081,000	--	310,000
Total operating expenses	45,738,000	6,753,000	15,208,000
Loss from operations	(43,545,000)	(4,598,000)	(9,369,000)

Other income (expense):
Interest expense	(2,697,000)	(541,000)	(20,519,000)
Fair value change of derivative instruments	596,000	133,000	(60,000)
Other income and (expenses)	(24,000)	(2,000)	180,000
Total other expense	(2,125,000)	(410,000)	(20,399,000)

Loss before benefit for income taxes	(45,670,000)	(5,008,000)	(29,768,000)
Benefit for income taxes	4,730,000	2,238,000	673,000
Net loss	(40,940,000)	(2,770,000)	(29,095,000)

Loss attributable to non-controlling interests	(1,224,000)	(487,000)	--
Net loss attributable to common stockholders	$(39,716,000)	$(2,283,000)	$(29,095,000)

COMPREHENSIVE LOSS (December 31, 2017 restated)
Net loss	$(40,940,000)	$(2,770,000)	$(29,095,000)
Other comprehensive loss:
Foreign currency translation adjustments	30,000	(5,000)	(1,000)
Comprehensive loss	(40,910,000)	(2,775,000)	$(29,096,000)
Comprehensive loss attributable to non-controlling interests	(1,224,000)	(487,000)	--
Comprehensive loss attributable to common stockholders	$(39,686,000)	$(2,288,000)	$(29,096,000)

Per share data:
Basic and diluted net loss per common share	$(2.16)	$(0.23)	$(3.27)

Weighted average common shares outstanding – Basic and diluted	18,412,807	10,108,329	8,904,508

See accompanying notes to consolidated financial statements.

Cesca Therapeutics Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Paid in capital in excess of	Accumulated	Accumulated other comprehensive	Total stockholders’	Non-controlling interests in
	Shares	Amount	par	deficit	loss	equity	subsidiary	Total equity
Balance at June 30, 2016	3,010,687	$3,000	$188,569,000	$(156,262,000)	$(37,000)	$32,273,000	--	$32,273,000

Stock-based compensation expense, net of stock surrenders	125,368	--	1,445,000	--	--	1,445,000	--	1,445,000
Shares issued upon debt conversion	6,102,941	6,000	23,897,000	--	--	23,903,000	--	23,903,000
Issuance of common stock in financing, net of offering costs	600,000	1,000	2,091,000	--	--	2,092,000	--	2,092,000
Common stock issued to directors in lieu of cash compensation	5,463	--	16,000	--	--	16,000	--	16,000
Common stock issued to employees for prior year bonus	71,409	--	204,000	--	--	204,000	--	204,000
Foreign currency translation	--	--	--	--	(1,000)	(1,000)	--	(1,000)
Net loss	--	--	--	(29,095,000)	--	(29,095,000)	--	(29,095,000)
Balance at June 30, 2017	9,915,868	10,000	216,222,000	(185,357,000)	(38,000)	30,837,000	--	30,837,000

Stock-based compensation expense, net of stock surrenders	52,825	--	239,000	--	--	239,000	--	239,000
Issuance of common stock in financing, net of offering costs	898,402	1,000	2,367,000	--	--	2,368,000	--	2,368,000
Fair value of subsidiary commonstock issued in acquisition	--	--	2,528,000	--	--	2,528,000	--	2,528,000
Exercise of stock options	5,333	--	15,000	--	--	15,000	--	15,000
Foreign currency translation	--	--	--	--	(5,000)	(5,000)	--	(5,000)
Net loss	--	--	--	(2,283,000)	--	(2,283,000)	(487,000)	(2,770,000)
Balance at December 31, 2017	10,872,428	11,000	221,371,000	(187,640,000)	(43,000)	33,699,000	(487,000)	33,212,000

Stock-based compensation expense	416	--	652,000	--	--	652,000	--	652,000
Issuance of common stock and pre-funded warrants in financing, net of offering costs	8,084,637	8,000	6,621,000	--	--	6,629,000	--	6,629,000
Exercise of warrants	2,691,666	3,000	24,000	--	--	27,000	--	27,000
Discount due to beneficial conversion features	--	--	7,200,000	--	--	7,200,000	--	7,200,000
Cumulative-effect adjustment from adoption of ASC 606	--	--	--	(79,000)	--	(79,000)	--	(79,000)
Foreign currency translation	--	--	--	--	30,000	30,000	--	30,000
Net loss	--	--	--	(39,716,000)	--	(39,716,000)	(1,224,000)	(40,940,000)
Balance at December 31, 2018	21,649,147	$22,000	$235,868,000	$(227,435,000)	$(13,000)	$8,442,000	$(1,711,000)	$6,731,000

See accompanying notes to consolidated financial statements.

Cesca Therapeutics Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2018	2017	2017
Cash flows from operating activities:
Net loss	$(40,940,000)	$(2,770,000)	$(29,095,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	670,000	322,000	830,000
Stock-based compensation expense	652,000	291,000	1,461,000
(Recovery of) reserve for excess and slow-moving inventories	(11,000)	(162,000)	(203,000)
Bad debt expense	153,000	170,000	50,000
Amortization of debt discount	1,174,000	--	9,851,000
Amortization of debt issue costs	--	--	160,000
Change in fair value of derivative	(596,000)	(133,000)	60,000
Deferred income tax benefit	(4,730,000)	(2,238,000)	(673,000)
Non-cash accrued interest	--	--	10,373,000
Loss on disposal of equipment and leasehold improvements	1,360,000	8,000	176,000
Impairment of intangible asset	33,081,000	--	310,000
Net changes in operating assets and liabilities:
Accounts receivable	1,045,000	987,000	(572,000)
Inventories	61,000	(367,000)	615,000
Prepaid expenses and other assets	370,000	(347,000)	24,000
Accounts payable	214,000	469,000	(1,062,000)
Related party payable	(606,000)	--	606,000
Accrued payroll and related expenses	172,000	148,000	(63,000)
Deferred revenue	24,000	(213,000)	(187,000)
Other current liabilities	922,000	481,000	26,000
Other noncurrent liabilities	2,000	37,000	98,000
Net cash (used in) operating activities	(6,983,000)	(3,317,000)	(7,215,000)
Cash flows from investing activities:
Cash paid for business acquisition	--	(1,000,000)	--
Capital expenditures	(1,238,000)	(296,000)	(375,000)
Net cash (used in) investing activities	(1,238,000)	(1,296,000)	(375,000)
Cash flows from financing activities:
Proceeds from convertible promissory note-related party	500,000	3,200,000	3,500,000
Payments on capital lease obligations	(45,000)	(29,000)	(84,000)
Proceeds from issuance of common stock and pre-funded warrants, net	6,629,000	2,368,000	2,092,000
Exercise of warrants	27,000	--	--
Exercise of options	--	15,000	--
Cash paid for taxes on vested stock	--	(52,000)	(134,000)
Net cash provided by financing activities	7,111,000	5,502,000	5,374,000
Effects of foreign currency rate changes on cash and cash equivalents	(3,000)	1,000	4,000
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,113,000)	890,000	(2,212,000)
Cash, cash equivalents and restricted cash at beginning of period	4,513,000	3,623,000	5,835,000
Cash, cash equivalents and restricted cash at end of period	$3,400,000	$4,513,000	$3,623,000
Supplemental disclosures of cash flow information:
Cash paid for interest	$667,000	$4,000	$6,000
Supplemental non-cash financing and investing information:
Common stock issued for payment of convertible debenture and interest	--	--	$23,903,000
Recording of beneficial conversion feature on debt	$7,200,000	--	--
Transfer of inventories to equipment and leasehold improvements	$420,000	--	--
Transfer of equipment to inventories	$172,000	--	$625,000
Acquisition of business:
Inventories	--	$649,000	--
Equipment	--	$585,000	--
Intangible assets	--	$1,528,000	--
Goodwill	--	$781,000	--
Liabilities assumed	--	$15,000	--
Subsidiary common stock issued for acquisition of net assets	--	$2,528,000	--

See accompanying notes to consolidated financial statements.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business, Going Concern and Basis of Presentation

Organization and Basis of Presentation

Cesca Therapeutics Inc. (“Cesca Therapeutics,” “Cesca,” the “Company”), a Delaware corporation, develops, commercializes and markets a range of automated technologies for CAR-T and other cell-based therapies. The Company was founded in 1986 and is headquartered in Rancho Cordova, CA. ThermoGenesis Corp. (“ThermoGenesis”), its device subsidiary, provides the AutoXpress® and BioArchive® platforms for automated clinical bio-banking, PXP® platform for point-of-care cell-based therapies and CAR-TXpress™ platform under development for bio-manufacturing for immuno-oncology applications. Cesca is also leveraging its proprietary technology platforms to develop autologous cell-based therapies that address significant unmet needs in the vascular and orthopedic markets.

Cesca is an affiliate of the Boyalife Group, a China-based industry research alliance encompassing top research institutions for stem cell and regenerative medicine.

In August 2017, the Company changed its fiscal year from June 30 to December 31. As a result, this annual report on Form 10-K includes financial statements as of and for (i) the calendar year ended December 31, 2018 and (ii) the six months ended December 31, 2017; and for the fiscal year ended June 30, 2017. The period beginning on July 1, 2016 and ending on June 30, 2017 is referred in these financial statements as “fiscal 2017”.

Liquidity and Going Concern

The Company has a Revolving Credit Agreement (the “Credit Agreement”) with Boyalife Asset Holding II, Inc. (Refer to Note 6).  As of December 31, 2018, the Company had drawn down $7,200,000 of the $10,000,000 available under the Credit Agreement.  Future draw-downs may be limited for various reasons including default or foreign government policies that restrict or prohibit transferring funds.  At the time of this filing, we are currently unable to draw down on the line of credit.  This may change in the near future but there is no assurance that the line of credit will become available at such time when it is needed. Boyalife Asset Holding II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

On August 28, 2018, the Company completed a private placement transaction with an accredited investor, in which the Company sold 1,000,000 shares of the Company's common stock, par value $0.001 per share (Common Stock), for a purchase price of $0.18 per share and 2,965,000 pre-funded warrants for a purchase price of $0.17 per pre-funded warrant. Each pre-funded warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.01 per share and will remain exercisable until exercised in full. The Company received $684,000 in gross proceeds, net proceeds of $623,000 after deducting offering expenses of $61,000. As of December 31, 2018, none of the pre-funded warrants issued in the August 2018 private placement have been exercised. In addition, subject to certain exceptions, in the event the Company sells or issues any shares of Common Stock or common stock equivalents through February 26, 2019, the Company is required to issue the selling stockholder a number of shares of Common Stock (or additional pre-funded warrants to purchase shares of Common Stock) equal to the number of shares the selling stockholder would have received had the purchase price for such shares been at such lower purchase price.

On May 18, 2018, the Company completed a public offering of 6,475,001 units (the “Units”) and 2,691,666 pre-funded units (the “Pre-Funded Units”) for a purchase price of $0.60 per unit, resulting in aggregate gross proceeds of approximately $5,500,000, and net proceeds of $4,820,000 after deducting offering expenses of $680,000.  Each Unit consisted of one share of Common Stock, and one common warrant to purchase one share of Common Stock, and each Pre-Funded Unit consisted of one pre-funded warrant to purchase one share of Common Stock and one common warrant to purchase one share of Common Stock.  The common warrants included in the Units and Pre-Funded Units were immediately exercisable at a price of $0.60 per share of Common Stock, subject to adjustment in certain circumstances, and will expire five years from the date of issuance.  As of June 30, 2018, all 2,691,666 Pre-Funded Units issued in the May 2018 public offering had been exercised.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  Description of Business, Going Concern and Basis of Presentation (Continued)

Liquidity and Going Concern (Continued)

On March 28, 2018, the Company sold 609,636 shares of Common Stock at a price of $2.27 per share. The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company of approximately $171,000, were $1,213,000. Additionally, the investors received unregistered warrants in a simultaneous private placement to purchase up to 304,818 shares of common stock. The warrants have an exercise price of $2.68 per share and were exercisable six months following the issuance date, or September 28, 2018, and have a term of 5.5 years and were accounted for as equity by the Company.

At December 31, 2018, the Company had cash and cash equivalents of $2,400,000 and working capital of $2,261,000. The Company has incurred recurring operating losses and as of December 31, 2018 had an accumulated deficit of $227,435,000. These recurring losses raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date. The Company anticipates requiring additional capital to grow the device business, to fund other operating expenses and to make interest payments on the line of credit with Boyalife Asset Holding II, Inc. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company plans to seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cesca, its majority-owned subsidiary, ThermoGenesis, and its wholly-owned subsidiary, TotipotentRX Cell Therapy, Pvt. Ltd. “TotipotentRX”). During the year ended December 31, 2018, TotipotentSC Scientific Product Pvt. Ltd., a wholly-owned subsidiary of the Company, merged into TotipotentRX. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Non-controlling Interests

The 20% ownership interest of ThermoGenesis that is not owned by Cesca is accounted for as a non-controlling interest as the Company has an 80% ownership interest in the subsidiary. Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as "non-controlling interest" in the Company's consolidated statements of operations. Net loss attributable to non-controlling interest reflects only its share of the after-tax earnings or losses of an affiliated company. The Company's consolidated balance sheets reflect non-controlling interests within the equity section.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Summary of Significant Accounting Policies

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the United States Securities Exchange Commission (SEC) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the allowance for doubtful accounts, slow-moving inventory reserves, depreciation, warranty costs, assumptions made in valuing equity instruments issued for services or acquisitions, deferred income taxes and related valuation allowance and the fair values of intangibles and goodwill. Actual results could materially differ from the estimates and assumptions used in the preparation of the Company have consolidated financial statements.

Revenue Recognition

Revenue is recognized based on the five-step process outlined in Accounting Standards Codification (“ASC”) 606:

Step 1 – Identify the Contract with the Customer – A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and, (e) it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

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

Step 3 – Determine the Transaction Price – The contract terms and customary business practices are used to determine the transaction price. The transaction price is the amount of consideration expected to be received in exchange for transferring goods or services to the customer. The Company’s contracts include fixed consideration.

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Summary of Significant Accounting Policies (Continued)

Device Sales

Device sales include devices and consumables for BioArchive, AXP, CAR-TXpress and manual disposables. Most devices are sold with contract terms stating that title passes and the customer takes control at the time of shipment. Revenue is then recognized when the devices are shipped and the performance obligation has been satisfied. If devices are sold under contract terms that specify that the customer does not take ownership until the goods are received, revenue is recognized when the customer receives the assets.

Service Revenue

Service revenue consists primarily of maintenance contracts for BioArchive, AXP and CAR-TXpress products. Devices sold have warranty periods of one to two years. After the warranty expires, the Company offers annual maintenance contracts for the remaining life of the devices. Under these contracts, customers pay in advance. These prepayments are recorded as deferred revenue and recognized over time as the contract performance obligations are satisfied. For AXP and CAR-TXpress products, the Company offers one type of maintenance contract providing preventative maintenance and repair services. Revenue under these contracts is recognized ratably over time, as the customer has the right to use the service at any time during the annual contract period and services are unlimited. For BioArchive, the Company offers three types of maintenance contracts: Gold, Silver and Preventative Maintenance Only. Under the Gold contract, preventative maintenance and repair services are unlimited and revenue is recognized ratably over time. For the Silver and Preventative Maintenance contracts, available services are limited and revenue is recognized during the contract period when the underlying performance obligations are satisfied. If the services are not used during the contract period, any remaining revenue is recognized when the contract expires. The renewal date for maintenance contract varies by customer, depending when the customer signed their initial contract.

Clinical Services

Service revenue in our Clinical Development Segment includes point of care procedures and cord blood processing and storage. Point of care procedures are recognized when the procedures are performed. Cord blood processing and storage is recognized as the performance obligations are satisfied. Processing revenue is recognized when that performance obligation is completed immediately after the baby’s birth, with storage revenue recorded as deferred revenue and recognized ratably over time for up to 21 years. As of December 31, 2018, the total deferred cord blood storage revenue is $257,000 and is included in other non-current liabilities in the consolidated balance sheets. The customer may pay for both services at the time of processing. The amount of the transaction price allocated to each of the performance obligations is determined by using the standalone selling price of each component.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Summary of Significant Accounting Policies (Continued)

The following table summarizes the revenues of the Company’s reportable segments for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
Device Segment:
AXP	$4,131,000	$262,000	$--	$4,393,000
BioArchive	1,792,000	1,306,000	--	3,098,000
Manual Disposables	976,000	--	--	976,000
CAR-TXpress	907,000	--	--	907,000
Other	--	--	95,000	95,000
Total Device Segment	7,806,000	1,568,000	95,000	9,469,000
Clinical Development Segment:
Bone Marrow	--	135,000	--	135,000
Other	38,000	30,000	--	68,000
Total Clinical Development	38,000	165,000	--	203,000
Total	$7,844,000	$1,733,000	$95,000	$9,672,000

There is no right of return provided for distributors or customers. For all distributors, the Company has no control over the movement of goods to the end customer. The Company’s distributors control the timing, terms and conditions of the transfer of goods to the end customer. Additionally, for sales of products made to distributors, the Company considers a number of factors in determining whether revenue is recognized upon transfer of title to the distributor, or when payment is received. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor history of adhering to the terms of its contractual arrangements with the Company, the level of inventories maintained by the distributor, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive..

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Summary of Significant Accounting Policies (Continued)

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order).  The Company does not have any material contract assets.  When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the consolidated balance sheet).  Revenues recognized during the year ended December 31, 2018 that were included in the beginning balance of deferred revenue were $384,000.  Short term deferred revenues was $485,000 and $384,000 at December 31, 2018 and 2017, respectively.  Long term deferred revenue, included in other noncurrent liabilities, was $303,000 and $331,000 at December 31, 2018 and 2017, respectively.

Backlog of Remaining Customer Performance Obligations

The following table includes revenue expected to be recognized and recorded as sales in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	2019	2020	2021	2022 and beyond	Total
Service revenue	$1,035,000	$369,000	$112,000		$1,516,000
Clinical revenue	14,000	14,000	14,000	$210,000	252,000
Total	$1,049,000	$383,000	$126,000	$210,000	$1,768,000

Revenues are net of normal discounts. Shipping and handling fees billed to customers are included in net revenues, while the related costs are included in cost of revenues.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents is maintained in checking accounts, money market funds and certificates of deposits with reputable financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. The Company has cash and cash equivalents of $11,000 and $71,000 at December 31, 2018 and 2017 in India. The Company has not experienced any realized losses on the Company’s deposits of cash and cash equivalents.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

The Company’s reporting currency is the US dollar. The functional currency of the Company’s subsidiaries in India is the Indian rupee (INR). Assets and liabilities are translated into US dollars at period end exchange rates. Revenue and expenses are translated at average rates of exchange prevailing during the periods presented. Cash flows are also translated at average exchange rates for the period, therefore, amounts reported on the consolidated statement of cash flows do not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Equity accounts other than retained earnings are translated at the historic exchange rate on the date of investment. A translation gain (loss) of $30,000, $(5,000) and $(1,000) was recorded for the year ended December 31, 2018, six months ended December 31, 2017 and the year ended June 30, 2017, respectively, as a component of other comprehensive income.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which generally range from three to ten years. Clinical protocols are not expected to provide economic benefit until they are introduced to the marketplace or licensed to an independent entity and are therefore not yet subject to amortization.  Each period the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.

For goodwill and indefinite-lived intangible assets (clinical protocols), the carrying amounts are periodically reviewed for impairment (at least annually) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. According to ASC 350,”Intangibles-Goodwill and Other”, the Company can opt to perform a qualitative assessment or a quantitative assessment; however, if the qualitative assessment determines that it is more likely than not (i.e., a likelihood of more than 50 percent) the fair value is less than the carrying amount; the Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short duration. The fair value of the Company’s derivative obligation liability is classified as Level 3 within the fair value hierarchy since the valuation model of the derivative obligation is based on unobservable inputs.  The impairment of goodwill and intangible assets is a non-recurring Level 3 fair value measurement.

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

Equipment and Leasehold Improvements

Equipment consisting of office furniture, computer, machinery and equipment is recorded at cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation for office furniture, computer, machinery and equipment is computed under the straight-line method over the estimated useful lives. Leasehold improvements are amortized under the straight-line method over their estimated useful lives or the remaining lease period, whichever is shorter. When equipment and leasehold improvements is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and the impact of any resulting gain or loss is recognized within general and administrative expenses in the consolidated statement of operations for the period.

Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is calculated based on estimated product failure rates, material usage and estimated service delivery costs incurred in correcting a product failure.

Debt Discount and Issue Costs

The Company amortizes debt discount and debt issue costs over the life of the associated debt instrument, using the straight-line method which approximates the interest rate method.

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Summary of Significant Accounting Policies (Continued)

Acquired In-Process Research and Development

Acquired in-process research and development (clinical protocols) that the Company acquires through business combinations represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a determination as to the then useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated and begin amortization. The Company tests clinical protocols for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the clinical protocols intangible asset is less than it’s carrying amount. If the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the clinical protocol intangible asset with its’ carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, whose function is to allocate resources to and assess the performance of the operating segments. The Company has identified its chief executive officer as the CODM. In determining its reportable segments, the Company considered the markets and the products or services provided to those markets.

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Summary of Significant Accounting Policies (Continued)

Income Taxes

The tax years 1999-2018 remain open to examination by the major taxing jurisdictions to which the Company is subject; however, there is no current examination. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. There was no unrecognized tax benefits during the periods presented.

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Summary of Significant Accounting Policies (Continued)

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding plus the pre-funded warrants. For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration and have no vesting or other contingencies associated with them. There were 2,965,000 pre-funded warrants included in the year ended December 31, 2018 calculation. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents noted below is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at December 31:

	December 31,	December 31,	June 30,
	2018	2017	2017
Common stock equivalents of convertible promissory note and accrued interest	48,405,556	--	--
Vested Series A warrants	404,412	404,412	404,412
Unvested Series A warrants(1)	698,529	698,529	698,529
Warrants – other	16,162,267	3,725,782	3,725,782
Stock options	3,023,639	1,156,027	397,388
Restricted stock units	--	416	59,694
Total	68,694,403	5,985,166	5,285,805

____________

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Standards

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception”. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity's own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The Company has elected to early adopt ASU 2017-11 effective April 1, 2018. Prior to April 1, 2018, the Company did not have any convertible instruments with embedded conversion features that contained a down round provision, so prior periods will not be impacted. On April 16, 2018, the Company signed the Amended and Restated Credit Agreement with Boyalife Asset Holding II, Inc. The agreement is a convertible instrument which has an embedded conversion feature containing a down round provision. Adoption of ASU 2017-11 resulted in the exclusion of the down round feature in determining if the embedded conversion feature was indexed to the Company’s own stock. Refer to Note 6 for additional information.

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

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC606”) and related updates. Using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for the reporting period beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under “Revenue Recognition” (Topic 605). The Company recorded a net increase to accumulated deficit of $79,000 as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact related to service obligations requiring deferral. ASC 606 requires the Company to defer costs related to obligations on service contracts with limited performance obligations. Under previous guidance, these service obligations were amortized on a straight-line basis.

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-04 “Intangibles-Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment” which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for an interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company has elected to early adopt ASU 2017-04 effective October 1, 2018.  Adoption of the new standard did not have a material impact on the financial statements of the Company.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)

In February 2016, the FASB issued ASU 2016-02 “Leases,” which increases transparency and compatibility among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the standard on January 1, 2019.

The new standard requires lessees to recognize both the right-of-use assets and lease liabilities in the balance sheet for most leases, whereas under previous GAAP only finance lease liabilities (previously referred to as capital leases) were recognized in the balance sheet. In addition, the definition of a lease has been revised which may result in changes to the classification of an arrangement as a lease. Under the new standard, an arrangement that conveys the right to control the use of an identified asset by obtaining substantially all of its economic benefits and directing how it is used as a lease, whereas the previous definition focuses on the ability to control the use of the asset or to obtain its output. Quantitative and qualitative disclosures related to the amount, timing and judgements of an entity’s accounting for leases and the related cash flows are expanded. Disclosure requirements apply to both lessees and lessors, whereas previous disclosures related only to lessees. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. Lessor accounting is also largely unchanged.

The new standard provides a number of transition practical expedients, which the Company has elected, including:

●

A “package of three” expedients that must be taken together and allow entities to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases, and

●	An implementation expedient which allows the requirements of the standard in the period of adoption with no restatement of prior periods.

The adoption of the new standard is not expected to result in material right of use asset or lease obligation for operating leases recorded in the Company’s consolidated balance sheet on January 1, 2019, primarily due to the lack of existing lease contracts, or other contracts that meet the standard for consideration as a lease under the definitions discussed above. The Company only has limited operating leases for office space and equipment at its headquarters.

The impact of adopting the new standard on retained earnings as of January 1, 2019 is expected to be immaterial.

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

The acquisition was accounted for under the acquisition method of accounting for business combinations which requires, among other things, that the assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date. Acquisition-related costs are not included as a component of the acquisition accounting but are recognized as expenses in the periods in which the costs are incurred. Acquisition related costs of $208,000 for the six months ended December 31, 2017 were included in general and administrative expenses.

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

Supplemental Pro Forma Data

The Company used the acquisition method of accounting to account for the SynGen acquisition and, accordingly, the results of SynGen are included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition. For the year ended December 31, 2018 and six months ended December 31, 2017 Cesca has recorded revenues of approximately $907,000 and $107,000, respectively, associated with the operations of SynGen. The amount of net loss specifically related to SynGen operations for the period beginning July 7, 2017, included in the consolidated statements of operations and comprehensive loss is impracticable to calculate due to the fact that SynGen and its operations are no longer accounted for on a stand-alone basis. The following unaudited supplemental pro forma data for the six months ended December 31, 2017 and the year ended June 30, 2017 present consolidated information as if the acquisition had been completed on July 1, 2016. The pro forma results were calculated by combining the results of Cesca Inc. with the stand-alone results of SynGen Inc. for the pre-acquisition periods:

	Six Months Ended December 31	Year Ended June 30
	2017	2017
Net revenues	$6,013,000	$15,592,000
Net loss	$(2,600,000)	$(30,701,000)
Basic and diluted net loss per common share	$(0.21)	$(3.39)

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

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       Intangible Assets and Goodwill

During the year ended December 31, 2018, the Company experienced a significant and sustained decline in its stock price.  The decline resulted in the Company’s market capitalization falling significantly below the recorded value of its consolidated net assets.  As a result, the Company performed a quantitative assessment as of June 30, 2018 and computed a fair value for its intangible assets and goodwill.  In performing the assessment, the Company used current market capitalization, discounted future cash flows, internal forecasts and other factors as the best evidence of fair value.  These assumptions represent Level 3 inputs.  The assessment determined that the carrying amount for the Company’s goodwill exceeded the estimated fair value.  Additionally, the Company’s indefinite-lived intangible assets, relating to the clinical protocols was also determined to be impaired.  Also, the Company has significantly reduced its operating activities in India and impaired the remaining goodwill and substantially all of the intangible assets including the remainder of the clinical protocols, associated with the acquisition of our Totipotent subsidiaries.

The Company recorded an impairment charge of $13,195,000 to goodwill and $19,886,000 to intangible assets during the year ended December 31, 2018, as shown in the following table.

	Intangible Assets	Goodwill
Balance at December 31, 2017, net	$21,629,000	$13,976,000

Amortization and foreign exchange (current year)	(152,000)	--

Impairment loss	(19,886,000)	(13,195,000)

Balance at December 31, 2018, net	$1,591,000	$781,000

Also, there was a $310,000 impairment of the covenants not to compete intangible assets during the year ended June 30, 2017 as the assumed revenues that were in the fair value estimate have been delayed due to the delay in the clinical trial.

Intangible assets consist of the following based on the Company’s determination of the fair value of identifiable assets acquired:

As of December 31, 2018
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Trade names	3	$54,000	$38,000		$16,000
Developed technology	10	318,000	48,000		270,000
Licenses	7	448,000	307,000		141,000
Device registration	7	84,000	68,000	$16,000	--
Customer relationships	3	451,000	430,000	--	21,000
Amortizable intangible assets		1,355,000	891,000	16,000	448,000
In process technology		1,143,000	--	--	1,143,000
Clinical protocols		19,870,000	--	19,870,000	--
Total		$22,368,000	$891,000	$19,886,000	$1,591,000

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

The change in the gross carrying amount is due to foreign currency exchange fluctuations and the write-off of assets for impairment. Amortization of intangible assets was $131,000 for the year ended December 31, 2018; $68,000 for the six months ended December 31, 2017 and $359,000 for the year ended June 30, 2017. In process technology has not yet been introduced to the market place and is therefore not yet subject to amortization. Clinical protocols were not introduced to the market place and is therefore were not subject to amortization prior to being written off during the year ended December 31, 2018. The Company’s estimated future amortization expense for subsequent years, are as follows:

Year Ended December 31,
2019	$122,000
2020	111,000
2021	40,000
2022	32,000
2023	32,000
Thereafter	111,000
Total	$448,000

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements consisted of the following:

	December 31,	December 31,
	2018	2017	Estimated Useful Life (years)
Machinery and equipment	$6,136,000	$6,507,000	2.5	-	10
Computer and software	664,000	718,000	2	-	5
Office equipment	264,000	253,000	5	-	10
Leasehold improvements	931,000	528,000	Shorter of 5 years or remaining lease term
Total equipment	7,995,000	8,006,000
Less accumulated depreciation and amortization	(5,433,000)	(5,010,000)
Total equipment and leasehold improvements, net	$2,562,000	$2,996,000

Depreciation and amortization expense for the year ended December 31, 2018 was $539,000, six months ended December 31, 2017 was $254,000 and for the year ended June 30, 2017 was $408,000.

6.   Related Party Transactions

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, Cesca entered into a Credit Agreement with Boyalife Investment Fund II, Inc., which later merged into Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board of Directors. The Credit Agreement and its subsequent amendments, grants to the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). The Company has drawn down a total of $7,200,000 and $6,700,000 as of December 31, 2018 and 2017, respectively.  The Company’s ability to draw-down the remaining $2,800,000 may be impacted by reasons such as default or foreign government policies that restrict or prohibit transferring funds.  At the time of this filing, we are currently unable to draw down on the line of credit.  This may change in the near future but there is no assurance that the line of credit will become available at such time when it is needed.

The Credit Agreement and the Convertible Promissory Note issued thereunder (the “Note”) provide that the principal and all accrued and unpaid interest under the Loan will be due and payable on the Maturity Date, with payments of interest-only due on the last day of each calendar year. The Loan bears interest at 22% per annum, simple interest.  The Company has five business days after the Lender demands payment to pay the interest due before the Loan is considered in default.  Subsequent to December 31, 2018 the Lender has not demanded and the Company has not paid the interest due as of December 31, 2018.  The Note can be prepaid in whole or in part by the Company at any time without penalty.

The Maturity Date of the Note is subject to acceleration at the option of the Lender upon customary events of default, which include; a breach of the Loan documents, termination of operations, or bankruptcy. The Lender’s obligation to make advances under the Loan is subject to the Company’s representations and warranties in the Credit Agreement continuing to be true at all times and there being no continuing event of default under the Note. The Credit Agreement provides that if the Lender at any time in the future purchases the Company’s blood and bone marrow processing device business, the Lender would refund to the Company legal fees expended by the Company in connection with certain litigation expenses funded by the Company with proceeds of the Loan.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   Related Party Transactions (Continued)

Convertible Promissory Note and Revolving Credit Agreement (continued)

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

The Company accounted for the Amended Credit Agreement as a loan modification. As discussed in Note 2, The Company has adopted ASU 2017-11 “Accounting for Certain Financial Instruments with Down Round Features”. The Company performed an analysis of the Amended Credit Agreement, including the adoption of ASU 2017-11 in the analysis. It determined that the embedded conversion option contained within the Amended Credit Agreement does not require bifurcation and should not be classified as a derivative liability. Additionally, it was concluded that the conversion option did contain a beneficial conversion feature and as a result of the aforementioned modifications to the conversion price, the Company recorded a debt discount in the amount of $7,200,000. Such discount represented the fair value of the incremental shares up to the initial proceeds received from the convertible notes. The Company amortized $1,174,000 of such debt discount to interest expense for the year ended December 31, 2018.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  Related Party Transactions (Continued)

Convertible Promissory Note and Revolving Credit Agreement (continued)

The Company recorded interest expense of $1,513,000 for the year ended December 31, 2018, $535,000 for the six months ended December 31, 2017 and $122,000 for the year ended June 30, 2017 and had an interest payable balance of $1,513,000 and $657,000 at December 31, 2018 and 2017, respectively related to the Amended Credit Agreement.

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

Revenues

During the year ended December 31, 2018, the Company recorded $665,000 of revenues from Boyalife and had an accounts receivable balance of $0 at December 31, 2018. During the six months ended December 31, 2017, the Company recorded $1,679,000 of revenues from Boyalife and had an accounts receivable balance of $862,000 at December 31, 2017. During the year ended June 30, 2017, the Company recorded $308,000 of revenues from Boyalife.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  Related Party Transactions (Continued)

License Agreement

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

Pursuant to the terms of the Agreement, ThermoGenesis has granted IncoCell an exclusive license to purchase and use, at a discounted purchase price, X-Series cellular processing research devices, consumables, and kits for use in the conduct of contract manufacturing and development services in the Territories. In exchange, ThermoGenesis is entitled to a percentage of IncoCell’s gross contract development revenues, including any potential upfront payments, future milestones or royalty payments, during the term of the Agreement. The term of the Agreement is ten years, provided that either party may terminate the Agreement earlier upon ninety (90) days’ prior notice to the other party. For the year ended December 31, 2018, the Company recorded $14,000 of revenues from IncoCell and had an accounts receivable balance of $14,000 at December 31, 2018.

Bill Payment Arrangement

The Company entered into a bill payment arrangement whereby Boyalife Group Ltd. (Payor), the Company’s largest shareholder, agreed to pay the Company’s legal expenses payable to the Company’s attorney related to certain litigation involving SynGen (the “Bill Payment Arrangement”), although the Company remains jointly and severally liable for the payment of such legal fees. The terms of the Bill Payment Arrangement provided that the Company will reimburse Payor for any and all amounts paid by Payor in connection with the Bill Payment Arrangement under certain specified events. There is no interest payable on outstanding balance of related party payable. This litigation was terminated as part of the SynGen acquisition agreement. Invoices totaling $606,000 had previously been paid by Payor and included in related party payable as of December 31, 2017. The Company reimbursed the Payor for the full outstanding amount of $606,000 in May 2018.

7. Convertible Debentures

February 2016 Financing Transaction

In February 2016 in exchange for aggregate proceeds of $15,000,000 the Company sold and issued to Boyalife Investment Inc. and Boyalife (Hong Kong) Limited (i) 735,294 shares of common stock at a purchase price of $3.40 per share (the “Stock Price”) for gross proceeds of $2,500,000 (ii) Secured Convertible Debentures for $12,500,000 (the “Debentures”) which are convertible into 3,676,471 shares of common stock, and (iii) warrants to purchase 3,529,412 additional shares of common stock at an exercise price of $8.00 per share for a period of five years. The amount of warrants was based on 80% coverage of the shares issued or to be issued for the equity transaction in (i) and the debt transaction in (ii) above. The warrants were exercisable on August 13, 2016 and are outstanding at December 31, 2018.

On August 22, 2016, all outstanding principal and interest accrued and otherwise payable under the Debentures were converted, which included the conversion of $12,500,000 of principal and $8,250,000 of interest up to and including the maturity date of the Debentures. Upon conversion, 6,102,941 shares of common stock were issued and the Debentures and all related security interest and liens were terminated.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   Convertible Debentures (Continued)

February 2016 Financing Transaction (continued)

The 2,426,470 common shares that were issued for payment of the interest had a fair market value of $11,403,000 on August 22, 2016. Accordingly, an additional $3,153,000 of interest expense was recorded on the date of conversion. At the time of the conversion, the remaining debt discount of $9,538,000 and debt issue costs of $155,000 were fully amortized.

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

	December 31, 2018	December 31, 2017	June 30, 2017
Market price of common stock	$0.27	$3.00	$3.17
Expected volatility	94%	107%	110%
Contractual term (years)	2.2	3.2	3.7
Discount rate	2.48%	1.99%	1.66%
Dividend rate	0%	0%	0%
Exercise price	$8.00	$8.00	$8.00

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded a gain (loss) of $596,000 during the year ended December 31, 2018, $133,000 during the six months ended December 31, 2017 and ($60,000) during the year ended June 30, 2017, representing the net change in the fair value of the derivative liability, which is presented as fair value change of derivative instruments, in the accompanying consolidated statements of operations and comprehensive loss.

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	Derivative Obligation
	December 31, 2018	December 31, 2017
Balance	$1,000	$597,000
Level 1	$-	$-
Level 2	$-	$-
Level 3	$1,000	$597,000

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   Derivative Obligations (Continued)

Series A Warrants (Continued)

The following table reflects the change in fair value of the Company’s derivative:

Amount
Balance – June 30, 2017	$730,000
Change in fair value of derivative obligation	(133,000)
Balance – December 31, 2017	597,000
Change in fair value of derivative obligation	(596,000)
Balance – December 31, 2018	$1,000

9.       Commitments and Contingencies

Operating Leases

The Company leases the Rancho Cordova, California and Gurgaon, India facilities pursuant to operating leases. The Rancho Cordova lease expires in May 2019 and in January 2019 the Company signed an amendment to the lease extending it five years. The Gurgaon lease expires in September 2023; however, either party can terminate after September 2019 with three months’ notice. The Company recognizes rent expense on a straight-line basis over the term of the facility lease. The annual future minimum lease payments for the Company’s non-cancelable operating leases are as follows:

2019	$311,000
2020	301,000
2021	310,000
2022	319,000
2023	329,000
Thereafter	139,000
Total	$1,709,000

Rent expense was $517,000 for the year ended December 31, 2018. $241,000 for the six months ended December 31, 2017 and $291,000 for the year ended June 30, 2017.

Financial Covenants

Effective May 15, 2017, the Company entered into a Sixth Amended and Restated Technology License and Escrow Agreement with CBR Systems, Inc. which modified the financial covenant that the Company must meet in order to avoid an event of default. The Company must maintain a cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000,000. The Company was in compliance with this financial covenant as of December 31, 2018 and February 28, 2019.

Potential Severance Payments

The Company’s Chief Executive Officer (CEO) has rights upon termination under his employment agreement. With respect to his agreement at December 31, 2018, potential severance amounted to $2.3 million.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   Commitments and Contingencies (Continued)

Contingencies and Restricted Cash

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm (“Mavericks”). Included in the engagement letter was a success fee due upon the successful conclusion of certain transactions. On May 4, 2017, a lawsuit was filed against the Company and its CEO by the consulting firm as the consulting firm argues that it is owed a transaction fee of $1,000,000 under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016. In October 2017, to streamline the case by providing for the dismissal of claims against the Company’s CEO based on alter ego theories and without acknowledging any liability, the Company deposited $1,000,000 with the Court. The Company filed a Motion for Summary Judgment, which was denied by the Court on June 26, 2018. On September 24, 2018, Mavericks filed an amended complaint, adding back the Company’s CEO as a named defendant, as well as Boyalife Investment, Inc. (a dissolved company) and Boyalife (Hong Kong) Limited under new theories of liability, namely intentional interference with contract and inducement of breach of contract. No trial date has been set. The Company intends to defend the lawsuit vigorously and no accrual has been recorded for this contingent liability as of December 31, 2018.

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of December 31, 2018, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

Warranty

The Company offers a warranty on all of the Company’s non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product liability which is included in other current liabilities during the period are as follows:

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2018	2017	2017
Beginning balance	$291,000	$588,000	$566,000
Warranties issued during the period	199,000	95,000	120,000
Settlements made during the period	(252,000)	(359,000)	(93,000)
Changes in liability for pre-existing warranties during the period	(52,000)	(33,000)	(5,000)
Ending balance	$186,000	$291,000	$588,000

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Stockholders’ Equity

Common Stock

On August 28, 2018, the Company completed a private placement transaction with an accredited investor, in which the Company sold 1,000,000 shares of Common Stock for a purchase price of $0.18 per share and 2,965,000 pre-funded warrants for a purchase price of $0.17 per pre-funded warrant. Each pre-funded warrant is immediately exercisable for one share of Common Stock at an exercise price of $0.01 per share and will remain exercisable until exercised in full. The Company received $684,000 in gross proceeds, net proceeds of $623,000 after deducting offering expenses of $61,000. As of December 31, 2018, none of the pre-funded warrants issued in the August 2018 private placement have been exercised. In addition, subject to certain exceptions, in the event the Company sells or issues any shares of Common Stock or common stock equivalents through February 26, 2019, the Company is required to issue the investor a number of shares of Common Stock (or additional pre-funded warrants to purchase shares of common stock) equal to the number of shares the investor would have received had the purchase price for such shares been at such lower purchase price. The Company evaluated the pre-funded warrants issued and determined that the warrants should be classified as equity instruments.

On May 18, 2018, the Company completed a public offering 6,475,001 Units and 2,691,666 Pre-Funded Units for a purchase price of $0.60 per unit, resulting in aggregate gross proceeds of approximately $5,500,000, net proceeds of $4,820,000 after deducting the offering expenses of $680,000. Each Unit consists of one share of Common Stock, and one common warrant to purchase one share of Common Stock, and each Pre-Funded Unit consists of one pre-funded warrant to purchase one share of Common Stock and one common warrant to purchase one share of Common Stock. The common warrants included in the Units and Pre-Funded Units were immediately exercisable at a price of $0.60 per share of Common Stock, subject to adjustment in certain circumstances, and will expire five years from the date of issuance. The Company evaluated the warrants issued and determined that they should be classified as equity instruments. All 2,691,666 Pre-Funded units issued in the May 2018 public offering were exercised in the second quarter of fiscal 2018.

On March 28, 2018, the Company sold 609,636 shares of Common Stock at a price of $2.27 per share. The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company of approximately $171,000, were $1,213,000. Additionally, the investors received unregistered warrants in a simultaneous private placement to purchase up to 304,818 shares of common stock. The warrants have an exercise price of $2.68 per share and were exercisable six months following the issuance date, or September 28, 2018, and have a term of 5.5 years and were accounted for as equity by the Company.

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

Warrants

A summary of warrant activity is as follows:

	Year Ended December 31,		Six Months Ended December 31,		Year Ended June 30,
	2018		2017		2017
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Beginning balance	4,828,723	$9.37	4,828,723	$9.37	4,828,723	$9.37
Warrants granted	15,128,151	$0.42	--		--
Warrants exercised	(2,691,666)	$0.01
Warrants expired/canceled	--		--		--
Outstanding	17,265,208	$2.99	4,828,723	$9.37	4,828,723	$9.37
Exercisable	16,566,679	$2.78	4,130,194	$9.60	4,130,194	$9.60

Equity Plans and Agreements

The Company recorded stock-based compensation of $652,000 for the year ended December 31, 2018, $291,000 for the six months ended December 31, 2017 and $1,461,000 for the year ended June 30, 2017.

The Amended 2016 Equity Incentive Plan (Amended 2016 Plan) was approved by the stockholders in May 2017, under which up to 600,000 shares may be issued pursuant to grants of shares, options, or other forms of incentive compensation. On June 22, 2018, the stockholders approved an amendment to the Amended 2016 Plan to increase the number of shares that may be issued to 1,325,000 shares. On December 14, 2018, the Board approved and adopted an amendment to the Amended 2016 Plan to increase the number of shares that may be issued from 1,325,000 shares to 3,950,000 shares. The Plan Amendment will be null and void if not approved by the Company’s stockholders prior to December 14, 2019. As of December 31, 2018, 901,100 awards were available for issuance under the Amended 2016 Plan.

The 2012 Independent Director Plan (2012 Plan) permits the grant of stock or options to independent directors. A total of 25,000 shares were approved by the stockholders for issuance under the 2012 Plan. Options are granted at prices that are equal to 100% of the fair market value on the date of grant and expire over a term not to exceed ten years. Options generally vest in monthly increments over one year, unless otherwise determined by the Board of Directors. As of December 31, 2018, there were 2,444 shares available for issuance.

The 2006 Equity Incentive Plan (2006 Plan) permitted the grant of options, restricted stock units, stock bonuses and stock appreciation rights to employees, directors and consultants. The 2006 Plan, but not the awards granted thereunder, expired in 2016. As of December 31, 2018, 62,676 option awards remained outstanding.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Stockholders’ Equity (Continued)

Equity Plans and Agreements (Continued)

On December 29, 2017, the Board of Directors of ThermoGenesis Corp adopted the ThermoGenesis Corp. 2017 Equity Incentive Plan (the “ThermoGenesis Plan”) and on the same day granted options to purchase an aggregate of 280,000 shares of ThermoGenesis common stock to employees, directors, consultants, and advisors of ThermoGenesis. The ThermoGenesis Plan was unanimously approved by the ThermoGenesis stockholders (including the Company) on December 29, 2017. The ThermoGenesis Plan authorizes the issuance of up to 1,000,000 shares of ThermoGenesis common stock. There are 775,000 shares available for issuance as of December 31, 2018.

On December 14, 2018, the CEO, the Principal Financial and Accounting Officer (“PFAO”) and other employees were granted 2,140,000 options to purchase shares of the Company’s common stock at an exercise price of $0.2979 per share. The options vest in five equal installments on the date of grant and the first four anniversaries of the grant date. A portion of the grant, 1,699,333 shares are subject to approval of the 2016 Plan Amendment by the Company’s stockholders on or before December 14, 2019. The officers and employees will not have the right to exercise such portion (and such portion will terminate) unless such approval is obtained by such date.

On December 29, 2017, the CEO was granted 300,000 options to purchase shares of the Company’s common stock at an exercise price of $3.00 per share. The option vests in five equal installments on December 31, 2018, 2019, 2020, 2021 and 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Stockholders’ Equity (Continued)

Stock Options

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,156,027	$3.92

Granted	2,233,500	$0.40
Forfeited/cancelled	(338,518)	$3.10
Expired	(27,370)	$4.83
Exercised	--
Outstanding at December 31, 2018	3,023,639	$1.40	9.3	--
Vested and Expected to Vest at December 31, 2018	1,893,518	$1.77	8.9	--
Exercisable at December 31, 2018	901,742	$2.79	8.1	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options that were exercised during the years ended December 31, 2018 and June 30, 2017. During the six months ended December 31, 2017, the aggregate intrinsic value of options exercised was $8,000 determined as of the date of option exercise.

On July 7, 2016, the Compensation Committee of the Board of Directors granted options to purchase a total of 156,100 common shares to various employees under the 2016 Plan. The options have an exercise price of $2.86, the closing price on the date of grant, vest ratably every six months over a three year period and have a seven year life.

Non-vested stock option activity for the year ended December 31, 2018, is as follows:

	Non-vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2018	835,708	$2.37
Granted	2,233,500	$0.32
Vested	(651,180)	$0.97
Forfeited	(296,131)	$2.35
Outstanding at December 31, 2018	2,121,897	$0.64

The fair value of the Company’s stock options granted for the year ended December 31, 2018, six months ended December 31, 2017 and the year ended June 30, 2017 was estimated using the following weighted-average assumptions:

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Stockholders’ Equity (Continued)

Stock Options (Continued)

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2018	2017	2017
Expected life (years)	6	6	4
Risk-free interest rate	2.7%	2.3%	1.3%
Expected volatility	103%	95%	102%
Dividend yield	0%	0%	0%

The weighted average grant date fair value of options granted during the year ended December 31, 2018, six months ended December 31, 2017 and the year ended June 30, 2017 was $0.32, $2.36 and $2.16, respectively.

At December 31, 2018, the total compensation cost related to options granted under the Company’s stock option plans but not yet recognized was $1,202,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately four years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of options vested during the year ended December 31, 2018, six months ended December 31, 2017 and the year ended June 30, 2017 was $633,000, $209,000 and $572,000, respectively.

Common Stock Restricted Awards

The following is a summary of restricted stock unit activity:

	Year Ended December 31,		Six Month Ended December 31,		Year Ended June 30,
	2018		2017		2017
	Number of Shares	Weighted -Average Grant Date Fair Value	Number of Shares	Weighted -Average Grant Date Fair Value	Number of Shares	Weighted -Average Grant Date Fair Value
Balance at beginning of period	416	$17.60	59,694	$4.62	63,566	$14.96
Granted	--		10,000	$3.26	123,417	$4.55
Vested	(416)	$17.60	(69,278)	$4.35	(125,513)	$9.47
Forfeited	--		--		(1,776)	$27.05
Outstanding at end of period	--		416	$17.60	59,694	$4.62

In connection with the vesting of the restricted stock unit awards, the election was made by some of the employees to satisfy the applicable federal income tax withholding obligation by a net share settlement, pursuant to which the Company withheld 16,456 shares for the six months ended December 31, 2017 and 145 shares for the year ended June 30, 2017, and used the deemed proceeds from those shares to pay the income tax withholding.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.   Concentrations

A customer had an accounts receivable balance of $494,000 or 33% and $172,000 or 7% at December 31, 2018 and 2017, respectively.  One distributor had an accounts receivable balance of $229,000 or 15% and $12,000 at December 31, 2018 and 2017, respectively.  A second distributor had an accounts receivable balance of $220,000 or 15% and $464,000 or 18% at December 31, 2018 and 2017, respectively.  A related party distributor had an accounts receivable balance of $0 and $862,000 or 34% at December 31, 2018 and 2017, respectively.

Revenues from a customer totaled $2,120,000 or 22%, $560,000 or 9% and $3,263,000 or 22% for the year ended December 31, 2018, six months ended December 31, 2017 and the year ended June 30, 2017, respectively. Revenues from one distributor totaled $861,000 or 9%, $520,000 or 9% and $1,048,000 or 7% for the year ended December 31, 2018, six months ended December 31, 2017 and the year ended June 30, 2017, respectively. Revenues from a related party distributor totaled $664,000 or 7%, $1,679,000 or 28% and $308,000 or 2% for the year ended December 31, 2018, six months ended December 31, 2017 and the year ended June 30, 2017, respectively. Revenues from a second distributor totaled $461,000 or 5%, $480,000 or 8% and $2,842,000 or 20% for the year ended December 31, 2018, six months ended December 31, 2017 and the year ended June 30, 2017, respectively. The Company did not renew the contract with this distributor in August 2017 and replaced it with a different distributor.

The following represents the Company’s revenues by product platform for the:

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2018	2017	2017
AXP	$4,393,000	$2,475,000	$8,715,000
BioArchive	3,098,000	2,642,000	3,318,000
Manual Disposables	976,000	476,000	1,195,000
CAR-TXpress	907,000	151,000
Bone Marrow	135,000	180,000	745,000
Other	163,000	89,000	552,000
	$9,672,000	$6,013,000	$14,525,000

The Company had sales in the following geographical areas for the:

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2018	2017	2017
2018 United States	$4,854,000	$1,970,000	$6,675,000
Asia – other	1,717,000	983,000	1,951,000
Europe	1,165,000	721,000	1,739,000
China	1,143,000	2,176,000	3,296,000
Other	793,000	163,000	864,000
	$9,672,000	$6,013,000	$14,525,000

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.   Concentrations (Continued)

The Company attributes revenue to different geographic areas based on where items are shipped or services are performed.

Two suppliers accounted for 43% and 14% of total inventory purchases during the year ended December 31, 2018. One supplier accounted for 61% of total inventory purchases during the six months ended December 31, 2017. Two suppliers accounted for 64% and 20% of total inventory purchases during the year ended June 30, 2017.

The Company has a contract manufacturer in Costa Rica that produces certain disposables. The Company’s equipment and leasehold improvements, net of accumulated depreciation, is summarized below by geographic area:

	December 31,	December 31,
	2018	2017
United States	$1,614,000	$2,265,000
Costa Rica	601,000	276,000
India	211,000	288,000
All other countries	136,000	167,000
Total equipment, net	$2,562,000	$2,996,000

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

The following table summarizes the operating results of the Company’s reportable segments:

	Year Ended December 31, 2018
	Clinical Development	Device	Total
Net revenues	$202,000	$9,470,000	$9,672,000
Cost of revenues	274,000	7,205,000	7,479,000
Gross profit	(72,000)	2,265,000	2,193,000

Operating expenses	37,340,000	8,398,000	45,738,000
Operating loss	$(37,412,000)	$(6,133,000)	$(43,545,000)

Depreciation and amortization	$272,000	$398,000	$670,000
Stock-based compensation expense	$473,000	$179,000	$652,000
Goodwill	--	$781,000	$781,000
Total assets	$3,796,000	$10,815,000	$14,611,000

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.   Segment Reporting (Continued)

	Six Months Ended December 31, 2017
	Clinical Development	Device	Total
Net revenues	$186,000	$5,827,000	$6,013,000
Cost of revenues	205,000	3,653,000	3,858,000
Gross profit	(19,000)	2,174,000	2,155,000

Operating expenses	2,138,000	4,615,000	6,753,000
Operating loss	$(2,157,000)	$(2,441,000)	$(4,598,000)

Depreciation and amortization	$152,000	$170,000	$322,000
Stock-based compensation expense	$164,000	$127,000	$291,000
Goodwill	$13,195,000	$781,000	$13,976,000
Total assets	$41,261,000	$9,850,000	$51,111,000

	Year Ended June 30, 2017
	Clinical Development	Device	Total
Net revenues	$492,000	$14,033,000	$14,525,000
Cost of revenues	466,000	8,220,000	8,686,000
Gross profit	26,000	5,813,000	5,839,000

Operating expenses	9,095,000	6,113,000	15,208,000
Operating loss	$(9,069,000)	$(300,000)	$(9,369,000)

Depreciation and amortization	$501,000	$329,000	$830,000
Stock-based compensation expense	$970,000	$491,000	$1,461,000

13.   Income Taxes

Loss before income tax benefits was comprised of $45,458,000 from US and $212,000 from foreign jurisdictions for the year ended December 31, 2018, $4,551,000 from US and $457,000 from foreign jurisdictions for the six months ended December 31, 2017 and $29,005,000 from US and $763,000 from foreign jurisdictions for the year ended June 30, 2017.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.   Income Taxes (Continued)

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate to income tax benefit is as follows for the:

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2018	2017	2017
Statutory federal income tax benefit	$(9,591,000)	$(1,703,000)	$(10,121,000)
Intangible assets	3,119,000	--	--
Change in valuation allowance	(2,084,000)	--	--
Expiration of net operating losses	1,271,000	(14,427,000)	2,281,000
United States tax reform rate change	--	13,658,000	--
Disallowed financing costs	240,000	149,000	6,959,000
State and local taxes	2,344,000	60,000	88,000
Other	(29,000)	25,000	120,000
Total income tax benefit	$(4,730,000)	$(2,238,000)	$(673,000)

The income tax benefit for the year ended December 31, 2018 of $4,730,000 is due to the write-off of indefinite life intangible assets acquired in the Totipotent transaction, which had deferred tax liabilities recorded for them at that time as they had no basis for income tax purposes.

The deferred income tax benefit for the six months ended December 31, 2017 of $2,238,000 is primarily due to the Tax Cuts & Jobs Act (TCJA) which was enacted on December 22, 2017. As a result of the TCJA, the federal income tax rate for all corporations was permanently changed to 21% from 35% a difference of 14%. Since the law was enacted on December 22, 2017, the Company’s deferred are required to be measured using the new enacted tax rate. As a result of the re-measurement, the Company’s deferred tax assets decreased by ($13,658,000). However, since the Company has a full valuation allowance, there is no impact to income tax expense. The Company’s deferred tax liability related to indefinite life intangible assets was re-measured at the 21% rate.

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

At December 31, 2018, the Company had net operating loss carryforwards for federal and state income tax purposes of $125,578,000 and $37,520,000, respectively that are available to offset future income. The federal and state loss carryforwards expire in various years between 2019 and 2038. At December 31, 2018 the Company had foreign net operating loss carryforwards of $2,430,000 that are available to offset future income. The foreign net operating loss carryforwards expire in various years between 2019 and 2026.

At December 31, 2018, the Company has research and experimentation credit carryforwards of $1,604,000 for federal tax purposes that expire in various years between 2019 and 2038, and $1,475,000 for state income tax purposes that do not have an expiration date.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.   Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$27,312,000	$29,682,000
Income tax credit carryforwards	2,769,000	2,667,000
Stock compensation	850,000	751,000
Other	1,027,000	831,000
Total deferred tax assets	31,958,000	33,931,000

Deferred tax liabilities
Indefinite lived intangible assets	--	(4,730,000)
Depreciation and amortization	(419,000)	(126,000)
Total deferred tax liabilities	(419,000)	(4,856,000)
Valuation allowance	(31,539,000)	(33,805,000)
Net deferred taxes	$--	$(4,730,000)

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

The valuation allowance decreased by ($2,266,000) during the year ended December 31, 2018, decreased by ($14,296,000) during the six months ended December 31, 2017 and increased $2,209,000 for the year ended June 30, 2017.

The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes.  At December 31, 2018, the Company did not have any undistributed earnings of our foreign subsidiaries.  As a result, no additional income or withholding taxes have been provided for.  The Company does not anticipate any impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) and as such, the Company has not recorded any impact associated with either GILTI or BEAT.

In August 2016, the conversion of the Boyalife Debentures effected an “ownership change” as defined under the provisions of the Tax Reform Act of 1986. As a result, any net operating loss and credit carryovers existing at that date will be subject to an annual limitation regarding their utilization against taxable income in future periods. Additionally, before the conversion of the debentures, it is possible that “ownership changes” occurred, which could create additional limitations on the use of our net operating losses and credit carryovers. Additionally, ownership changes may have occurred in the period ended December 31, 2018, which could limit our utilization of losses and credits generated this year.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.   Employee Retirement Plan

The Company sponsors an Employee Retirement Plan, generally available to all employees, in accordance with Section 401(k) of the Internal Revenue Code. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. Under this Plan, at the discretion of the Board of Directors, the Company may match a portion of the employees’ contributions. The Company made no discretionary or matching contributions to the Plan for the year ended December 31, 2018, six months ended December 31, 2017 and the year ended June 30, 2017.

15.   Prior Period Financial Statement Revision

During the first quarter of 2019, the Company identified an error related to the calculation of its comprehensive loss for the six months ended December 31, 2017. The Company inadvertently used the net loss attributable to common stockholders amount as the net loss amount in the calculation. The Company assessed the materiality of this error on its financial statements in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, codified in Accounting Standards Codification (ASC) 250-10-20, Error in Previously Issued Financial Statements”, and concluded that it was not material to any prior period. The Company has corrected the error presented by revising the consolidated statement of operations and comprehensive loss for the six months ended December 31, 2017.

The effect of the correction of the immaterial error on the Company’s statement of comprehensive loss was as follows:

For the Six Months Ended December 31, 2017
Statement of Comprehensive Loss	Amounts Previously Reported	Adjustment	As Revised
Net loss	$(2,283,000)	$(487,000)	$(2,770,000)
Other comprehensive loss:
Foreign currency translation adjustments	(5,000)	--	(5,000)
Comprehensive loss	(2,288,000)	(487,000)	(2,775,000)
Comprehensive loss attributable to non-controlling interests	(487,000)	--	(487,000)
Comprehensive loss attributable to common stockholders	$(1,801,000)	$(487,000)	$(2,288,000)

16.   Subsequent Events

The Company has evaluated events subsequent to the balance sheet date for inclusion in the accompanying consolidated financial statements through the date of issuance and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto other than as disclosed below.

Cesca Therapeutics Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.   Subsequent Events (Continued)

On January 1, 2019, the Company entered into a reorganization of the business and equity ownership of its majority-owned ThermoGenesis subsidiary. Pursuant to the reorganization, the assets acquired by ThermoGenesis from SynGen Inc. in July 2017 were contributed to a newly formed Delaware subsidiary of ThermoGenesis named CARTXpress Bio, Inc. and the 20% interest in ThermoGenesis was exchanged for a 20% interest in CARTXpress. As a result, the Company holds an 80% equity interest CARTXpress and the Company has become the owner of 100% of ThermoGenesis. The purpose of the reorganization is to allow CARTXpress to focus on the development and commercialization of the newly launched CARTXpress cellular manufacturing platform.

On January 29, 2019, the Company agreed to issue and sell an aggregate of $800,000 face value of unsecured convertible promissory notes (the “Notes”) that, after six months and subject to the receipt of stockholder approval of the conversion feature of the Notes (“Stockholder Approval”), are convertible into shares of the Company's common stock, par value $0.001 per share, at a conversion price equal to the lower of (a) $0.18 per share or (2) 90% of the closing sale price of the Company’s common stock on the date of conversion (subject to a floor conversion price of $0.05) (the “Conversion Price”).

The Notes bear interest at the rate of twenty-four percent (24%) per annum and are payable quarterly in arrears. Unless sooner converted in the manner described below, all principal under the Notes, together with all accrued and unpaid interest thereupon, will be due and payable eighteen (18) months from the date of the issuance of the Notes (the “Maturity Date”). However, if the Stockholder Approval does not occur at the Company’s next annual meeting of stockholders, the Maturity Date will accelerate to the date that is fourteen days after the next annual meeting. The Notes may be prepaid without penalty at any time after the Notes become convertible (at which time the holders will have the right to convert the Notes before prepayment thereof).

On the date that is six months after the issuance of the Notes but subject to Stockholder Approval, and for so long thereafter as any principal and accrued but unpaid interest under the Notes remain outstanding, any holder of the Notes may convert such holder’s Notes, in whole or in part, into a number of shares of Company common stock equal to (i) the principal amount being converted, together with any accrued or unpaid interest thereon, divided by (ii) the Conversion Price in effect at the time of conversion. The Notes have customary conversion blockers at 4.99% and 9.99% unless otherwise agreed to by the Company and a holder of the Notes.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our last fiscal quarter pursuant to Exchange Act Rule 13a-15. The term “disclosure controls and procedures” means controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018 based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2019 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2019 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2019 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2019 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2019 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K.

		Page Number

(a)	(1) Financial Statements

	Report of Independent Registered Public Accounting Firm	42

	Consolidated Balance Sheets at December 31, 2018 and 2017	43

	Consolidated Statements of Operations and Comprehensive Loss for the Year Ended June 30, 2017	44

	Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2018, the Six Months Ended December 31, 2017 and the Year Ended June 30, 2017	45

	Consolidated Statements of Cash Flows for the Year Ended December 31, 2018, the Six Months Ended December 31, 2017 and the Year Ended June 30, 2017	46

	Notes to Consolidated Financial Statements	47

Management’s Report on Internal Control over Financial Reporting is contained as part of this Annual Report under Item 9A “Controls and Procedures.”

(a)	(2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not required.

(b)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on the next page, which are incorporated herein by this reference.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference
2.1	Asset Acquisition Agreement, dated July 7, 2017, between ThermoGenesis Corp. and SynGen Inc.^	Incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on July 11, 2017.
3.1	Sixth Amended and Restated Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-8 filed with the SEC on May 18, 2017.
3.2	Restated Bylaws of Cesca Therapeutics Inc.	Incorporated by reference to Exhibit 99.1 to Form 8-K filed with the SEC on October 30, 2014.
4.1	Form of Series A Warrant	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on September 1, 2015.
4.2	Form of Series A Warrant Amendment	Incorporated by reference to Exhibit 10.7 to Form 8-K filed with the SEC on February 3, 2016.
4.3	Form of Warrant	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on February 3, 2016.
4.4	Investors’ Rights Agreement, dated July 7, 2017, among ThermoGenesis Corp., Bay City Capital Fund V, L.P and Bay City Capital Fund V Co-Investment Fund, L.P.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 11, 2017.
4.5	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 28, 2018.
4.6	Form of Common Warrant	Incorporated by reference to Exhibit 10.37 of amended Registration Statement on Form S-1 filed with the SEC on May 14, 2018.
4.7	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 10.38 of amended Registration Statement on Form S-1 filed with the SEC on May 14, 2018.
4.8	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on August 29, 2018.
10.1#	Amended and Restated 2006 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6.1 to Form 8-K filed with the SEC on May 1, 2014.
10.2#	2012 Independent Director Plan	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the SEC on October 23, 2012.
10.3*	Sixth Amended and Restated Technology License and Escrow Agreement between the Company, ThermoGenesis Corp. and Cbr Systems, effective May 15, 2017	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 31, 2017.
10.4	Purchase Agreement between the Company and Boyalife Investment Inc. and Boyalife (Hong Kong) Limited	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 3, 2016.
10.6	Form of Nomination and Voting Agreement	Incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on February 3, 2016.
10.7	Form of Security Agreement	Incorporated by reference to Exhibit 10.5 to Form 8-K filed on February 3, 2016.
10.8	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed with the SEC on November 17, 2016.
10.9#	Employment Agreement between Ms. Vivian Liu and Cesca Therapeutics Inc., effective February 24, 2017	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 2, 2017.

10.10#	Amendment No. 1 to Executive Employment Agreement, dated November 13, 2017, between the Company and Vivian Liu.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on November 15, 2017
10.11#	Form of Notice of Grant of Stock Options and Option Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 11, 2017.
10.12	Voting Agreement, dated July 7, 2017, among the Company, ThermoGenesis Corp., Bay City Capital Fund V, L.P. and Bay City Capital Fund V Co-Investment Fund, L.P.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 11, 2017.
10.13	Right of First Refusal and Co-Sale Agreement, dated July 7, 2017, among the Company, ThermoGenesis Corp., Bay City Capital Fund V, L.P. and Bay City Capital Fund V Co-Investment Fund, L.P.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on July 11, 2017.
10.14*	International Distributor Agreement, dated August 21, 2017, between ThermoGenesis Corp. and Boyalife W.S.N.	Incorporated by reference to Exhibit 10.29 to Form 10-K filed with the SEC on September 22, 2017.
10.15#	Executive Employment Agreement, dated November 13, 2017, between the Company and Xiaochun Xu.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on November 15, 2017.
10.16#	Form of Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on November 15, 2017.
10.18	General Release and Waiver between Mr. Michael Bruch and Cesca Therapeutics Inc., effective February 28, 2017.	Incorporated by reference to Exhibit 10.1 to Form 8-K, filed with withe SEC on March 2, 2017.
10.19*	Exclusive License Agreement, dated March 12, 2018, between ThermoGenesis Corp. and IncoCell Tianjin Ltd.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 16, 2018.
10.20	Securities Purchase Agreement, dated as of March 26, 2018, between Cesca Therapeutics Inc. and the Purchasers identified on the signature pages thereto	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 28, 2018.
10.21	First Amended and Restated Revolving Credit Agreement, dated April 16, 2018, between Cesca Therapeutics Inc. and Boyalife Asset Holding II, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 18, 2018.
10.22	Second Amended and Restated Convertible Promissory Note, dated April 16, 2018, issued by Cesca Therapeutics Inc. to Boyalife Asset Holding II, Inc.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on April 18, 2018.
10.23	First Amended and Restated Nomination and Voting Agreement, dated April 16, 2018, between Cesca Therapeutics Inc. and Boyalife (Hong Kong) Limited	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on April 18, 2018.
10.24	Amendment No. 1 to First Amended and Restated Revolving Credit Agreement, dated May 7, 2018, between Cesca Therapeutics Inc. and Boyalife Asset Holding II, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 7, 2018.

10.25	Form of Securities Purchase Agreement	Incorporated by reference to Exhibit 10.39 of amended Registration Statement on Form S-1 filed with the SEC on May 14, 2018.
10.26	Securities Purchase Agreement, dated as of August 28, 2018, between Cesca Therapeutics Inc. and the Purchasers identified on the signature pages thereto	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 29, 2018.
10.27#	Cesca Therapeutics Inc. 2016 Equity Incentive Plan, as amended and restated.	Incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-8 filed with the SEC on September 19, 2018.
10.28#	Amendment to the Cesca Therapeutics Inc. 2016 Equity Incentive Plan, effective December 14, 2018	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on December 19, 2018.
10.29#	Form of Stock Option Agreement	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on December 19, 2018.
10.30	Voting Agreement between CARTXpress Bio, Inc. and Bay City Capital Fund V, L.P. and Bay City Capital Management V LLC.	Filed herewith.
21.1	Subsidiaries of Cesca Therapeutics Inc.	Filed herewith.
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index
^

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

#	Represents a management contract or compensatory plan, contract or arrangement.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cesca Therapeutics Inc.

Dated: March 26, 2019	By:/s/	Xiaochun “Chris” Xu
Xiaochun “Chris” Xu, Chief Executive Officer (Principal Executive Officer)

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Xiaochun “Chris” Xu and Jeff Cauble and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/	Chris Xu	Dated: March 26, 2019
Chris Xu, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:/s/	Jeff Cauble	Dated: March 26, 2019
Jeff Cauble, Principal Financial and Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

By: /s/	Russell Medford	Dated: March 26, 2019
Russell Medford, Director

By: /s/	Joseph Thomis	Dated: March 26, 2019
Joseph Thomis, Director

By: /s/	Mark Westgate	Dated: March 26, 2019
Mark Westgate, Director

By: /s/	James Xu	Dated: March 26, 2019
James Xu, Sr. Vice President, Legal Affairs and Director