Form 10-Q
period 2019-03-31
CESCA THERAPEUTICS INC.
filed 2019-05-14
CIK 811212

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019.

or

___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-16375 Cesca Therapeutics Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

2711 Citrus Road Rancho Cordova, California 95742 (Address of principal executive offices) (Zip Code)

(916) 858-5100 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	KOOL	Nasdaq Capital Market

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]	Smaller reporting company [X]
Non-accelerated filer [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2019
Common stock, $.001 par value	23,649,147

Cesca Therapeutics Inc.

INDEX

Page Number

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cesca Therapeutics Inc.

Condensed Consolidated Balance Sheets

	March 31 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,237,000	$2,400,000
Accounts receivable, net of allowance for doubtful accounts of $426,000 ($419,000 at December 31, 2018)	1,994,000	1,509,000
Inventories, net of reserves of $344,000 ($258,000 at December 31, 2018)	4,309,000	4,493,000
Prepaid expenses and other current assets	313,000	224,000
Total current assets	8,853,000	8,626,000

Restricted cash	1,000,000	1,000,000
Equipment and leasehold improvements, net	2,443,000	2,562,000
Right-of-use operating lease assets, net	941,000	--
Goodwill	781,000	781,000
Intangible assets, net	1,561,000	1,591,000
Other assets	51,000	51,000
Total assets	$15,630,000	$14,611,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,464,000	$2,423,000
Accrued payroll and related expenses	470,000	703,000
Deferred revenue	764,000	485,000
Interest payable – related party	461,000	1,513,000
Other current liabilities	1,448,000	1,241,000
Total current liabilities	5,607,000	6,365,000

Convertible promissory note – related party, less debt discount of $6,953,000 ($6,026,000 at December 31, 2018)	1,760,000	1,174,000
Note payable	800,000	--
Derivative obligations	1,000	1,000
Long term operating lease obligations	854,000	--
Other non-current liabilities	329,000	340,000
Total liabilities	9,351,000	7,880,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--
Common stock, $0.001 par value; 350,000,000 shares authorized; 22,149,147 issued and outstanding (21,649,147 at December 31, 2018)	22,000	22,000
Paid in capital in excess of par	234,624,000	235,868,000
Accumulated deficit	(229,306,000)	(227,435,000)
Accumulated other comprehensive loss	(17,000)	(13,000)
Total Cesca Therapeutics Inc. stockholders’ equity	5,323,000	8,442,000

Noncontrolling interests	956,000	(1,711,000)
Total equity	6,279,000	6,731,000
Total liabilities and stockholders’ equity	$15,630,000	$14,611,000

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2019	2018

Net revenues	$2,962,000	$1,867,000

Cost of revenues	1,704,000	1,515,000

Gross profit	1,258,000	352,000

Expenses:

Sales and marketing	341,000	325,000

Research and development	563,000	1,041,000

General and administrative	1,260,000	2,242,000

Total operating expenses	2,164,000	3,608,000

Loss from operations	(906,000)	(3,256,000)

Fair value change of derivative instruments	--	259,000
Interest expense	(1,132,000)	(361,000)
Other expenses	(9,000)	(12,000)
Net loss	(2,047,000)	(3,370,000)

Loss attributable to noncontrolling interests	(176,000)	(410,000)
Net loss attributable to common stockholders	$(1,871,000)	$(2,960,000)

Net loss	$(2,047,000)	$(3,370,000)
Other comprehensive income:
Foreign currency translation adjustments	(4,000)	7,000
Comprehensive loss	(2,051,000)	(3,363,000)
Comprehensive loss attributable to noncontrolling interests	(176,000)	(410,000)
Comprehensive loss attributable to common stockholders	$(1,875,000)	$(2,953,000)

Per share data:

Basic and diluted net loss per common share	$(0.08)	$(0.27)

Weighted average common shares outstanding – basic and diluted	24,614,147	10,899,225

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

	Common Stock		Paid in capital in	Accumulated	Accumulated other comprehensive	Total stockholders’	Non- controlling interests in
	Shares	Amount	excess of par	deficit	loss	equity	subsidiary	Total equity
Balance at January 1, 2019	21,649,147	$22,000	$235,868,000	$(227,435,000)	$(13,000)	$8,442,000	$(1,711,000)	$6,731,000

Stock-based compensation expense	--	--	81,000	--	--	81,000	--	81,000
Exercise of pre-funded warrants	500,000	--	5,000	--	--	5,000	--	5,000
Discount due to beneficial conversion features	--	--	1,513,000	--	--	1,513,000	--	1,513,000
Reorganization of subsidiary and related change in non-controlling interest	--	--	(2,843,000)	--	--	(2,843,000)	2,843,000	--
Foreign currency translation	--	--	--	--	(4,000)	(4,000)	--	(4,000)
Net loss	--	--	--	(1,871,000)	--	(1,871,000)	(176,000)	(2,047,000)
Balance at March 31, 2019	22,149,147	$22,000	$234,624,000	$(229,306,000)	$(17,000)	$5,323,000	$956,000	$6,279,000

Balance at January 1, 2018	10,872,428	$11,000	$221,371,000	$(187,640,000)	$(43,000)	$33,699,000	$(487,000)	$33,212,000

Stock-based compensation expense	--	--	137,000	--	--	137,000	--	137,000
Issuance of common stock and warrants in financing, net of offering costs	609,636	--	1,213,000	--	--	1,213,000	--	1,213,000
Cumulative-effect adjustment from adoption of ASC 606	--	--	--	(79,000)	--	(79,000)	--	(79,000)
Foreign currency translation	--	--	--	--	7,000	7,000	--	7,000
Net loss	--	--	--	(2,960,000)	--	(2,960,000)	(410,000)	(3,370,000)
Balance at March 31, 2018	11,482,064	$11,000	$222,721,000	$(190,679,000)	$(36,000)	$32,017,000	$(897,000)	$31,120,000

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,047,000)	$(3,370,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212,000	159,000
Stock based compensation expense	81,000	137,000
Amortization of debt discount	586,000	--
(Recovery of) reserve for excess and slow-moving inventories	86,000	(29,000)
Change in fair value of derivative	--	(259,000)
Net change in operating assets and liabilities:
Accounts receivable	(485,000)	896,000
Inventories	99,000	(224,000)
Prepaid expenses and other assets	(90,000)	39,000
Accounts payable	38,000	69,000
Accrued payroll and related expenses	(232,000)	(92,000)
Deferred revenue	278,000	259,000
Other current liabilities	(932,000)	356,000
Other noncurrent liabilities	(37,000)	(4,000)

Net cash used in operating activities	(2,443,000)	(2,063,000)

Cash flows from investing activities:
Capital expenditures	(38,000)	(290,000)
Net cash used in investing activities:	(38,000)	(290,000)

Cash flows from financing activities:

Proceeds from long-term debt-related party	1,513,000	500,000
Proceeds from note payable	800,000	--
Proceeds from exercise of pre-funded warrants	5,000	--
Proceeds from issuance of common stock, net	--	1,213,000

Net cash provided by financing activities	2,318,000	1,713,000
Effects of foreign currency rate changes on cash and cash equivalents	--	(1,000)
Net decrease in cash, cash equivalents and restricted cash	(163,000)	(641,000)

Cash, cash equivalents and restricted cash at beginning of period	3,400,000	4,513,000
Cash, cash equivalents and restricted cash at end of period	$3,237,000	$3,872,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,514,000	$3,000
Supplemental non-cash financing and investing information:
Recording of beneficial conversion feature on debt	$1,513,000	--
Right-to-use asset acquired under operating lease	$966,000	--
Transfer of equipment to inventories	$--	$172,000

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

On January 1, 2019, the Company entered into a reorganization of the business and equity ownership of its majority-owned ThermoGenesis subsidiary. Pursuant to the reorganization, the assets acquired by ThermoGenesis from SynGen Inc. in July 2017 were contributed to a newly formed Delaware subsidiary of ThermoGenesis named CARTXpress Bio, Inc. (“CARTXpress”) and the 20% interest in ThermoGenesis was exchanged for a 20% interest in CARTXpress. As a result, the Company holds an 80% equity interest in CARTXpress and the Company has become the owner of 100% of ThermoGenesis. The purpose of the reorganization is to allow CARTXpress to focus on the development and commercialization of the newly launched CARTXpress cellular manufacturing platform.

Cesca is an affiliate of the Boyalife Group, a China-based industry research alliance encompassing top research institutions for stem cell and regenerative medicine.

The Company reacquired the non-controlling interest shares in ThermoGenesis with a deficit of $1,711,000 in exchange for 20% equity interest in the newly created subsidiary, CARTXpress, which approximates $1,100,000.  The total amount of $2,843,000 related to reorganization of subsidiary and related change in non-controlling interest was recorded in the statement of stockholders’ equity.

Liquidity and Going Concern

The Company has a Revolving Credit Agreement (“Credit Agreement”) with Boyalife Asset Holding II, Inc. (Refer to Note 3). As of March 31, 2019, the Company had drawn down $8,713,000 of the $10,000,000 available under the Credit Agreement. Future draw-downs may be limited for various reasons including default or foreign government policies that restrict or prohibit transferring funds. At the time of this filing, we are currently unable to draw down on the line of credit. This may change in the near future but there is no assurance that the line of credit will become available at such time when it is needed. Boyalife Asset Holding II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

At March 31, 2019, the Company had cash and cash equivalents of $2,237,000 and working capital of $3,246,000. The Company has incurred recurring operating losses and as of March 31, 2019 had an accumulated deficit of $229,306,000. These recurring losses raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date. The Company anticipates requiring additional capital to grow the device business, to fund other operating expenses and to make interest payments on the line of credit with Boyalife Asset Holding II, Inc. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company plans to seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cesca and its wholly-owned subsidiaries, ThermoGenesis and TotipotentRX Cell Therapy, Pvt. Ltd and ThermoGenesis’ majority-owned subsidiary, CARTXpress Bio, Inc. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Cesca’s Annual Report on Form 10-K for the year ended December 31, 2018.

2.     Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted the standard on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases,” which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the standard on January 1, 2019.

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

The impact of adoption did not have a material impact to the Company as of January 1, 2019 as the Company’s finance leases are immaterial and its operating leases had terms shorter than one year. In January 2019, the Company signed an amendment to its lease for office space at its corporate headquarters in Rancho Cordova, CA. The amendment extended the lease term by five years and was accounted for as a modification. At that time, the Company recorded lease assets and liabilities of $966,000.

Revenue Recognition

Revenue is recognized based on the five-step process outlined in Accounting Standards Codification (“ASC”) 606:

The following tables summarize the revenues of the Company’s reportable segments:

	Three Months Ended March 31, 2019
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
Device Segment:
AXP	$1,267,000	$55,000		$1,322,000
BioArchive	599,000	415,000		1,014,000
CAR-TXpress	307,000	--		307,000
Manual Disposables	294,000	--		294,000
Other	--	--	$14,000	14,000
Total Device Segment	2,467,000	470,000	14,000	2,951,000
Clinical Development Segment:
Manual Disposables	6,000	--	--	6,000
Other	5,000	--	--	5,000
Total Clinical Development	11,000	--	--	11,000
Total	$2,478,000	$470,000	$14,000	$2,962,000

	Three Months Ended March 31, 2018
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
Device Segment:
AXP	$685,000	$65,000		$750,000
BioArchive	423,000	344,000		767,000
Manual Disposables	233,000	--		233,000
CAR-TXpress	18,000	--		18,000
Other	20,000	--	$17,000	37,000
Total Device Segment	1,379,000	409,000	17,000	1,805,000
Clinical Development Segment:
Manual Disposables	22,000	--	--	22,000
Bone Marrow	--	23,000	--	23,000
Other	--	17,000	--	17,000
Total Clinical Development	22,000	40,000	--	62,000
Total	$1,401,000	$449,000	$17,000	$1,867,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the consolidated balance sheet). Revenues recognized during the three months ended March 31, 2019 that were included in the beginning balance of deferred revenue were $383,000. Short term deferred revenues was $764,000 and $485,000 at March 31, 2019 and December 31, 2018, respectively. Long term deferred revenue, included in other noncurrent liabilities, was $300,000 and $303,000 at March 31, 2019 and December 31, 2018, respectively.

Backlog of Remaining Customer Performance Obligations

The following table includes revenue expected to be recognized and recorded as sales in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Remainder of 2019	2020	2021	2022	2023 and Beyond	Total
Service Revenue	$1,047,000	$683,000	$413,000	$75,000	--	$2,218,000
Clinical Revenue	10,000	14,000	14,000	14,000	$198,000	250,000
Total	$1,057,000	$697,000	$427,000	$89,000	$198,000	$2,468,000

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

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding plus the pre-funded warrants. For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration and have no vesting or other contingencies associated with them. There were 2,465,000 pre-funded warrants included in the quarter ended March 31, 2019 calculation. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents noted below is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at March 31:

	2019	2018
Common stock equivalents of convertible promissory note and accrued interest	50,967,211	--
Vested Series A warrants	404,412	404,412
Unvested Series A warrants(1)	698,529	698,529
Warrants – other	15,578,847	4,030,600
Stock options	2,909,338	1,206,410
Restricted stock units	--	416
Total	70,558,337	6,340,367

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

3.     Related Party Transactions

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, Cesca entered into a Credit Agreement with Boyalife Investment Fund II, Inc., which later merged into Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board of Directors. The Credit Agreement and its subsequent amendments, grants to the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). The Company has drawn down a total of $8,713,000 and $7,200,000 as of March 31, 2019 and December 31, 2018, respectively. The Company’s ability to draw-down the remaining $1,287,000 may be impacted by reasons such as default or foreign government policies that restrict or prohibit transferring funds. At the time of this filing, we are currently unable to draw down on the line of credit other than to make the annual interest payment. This may change in the near future but there is no assurance that the line of credit will become available at such time when it is needed.

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

The Credit Agreement and Note were amended in April 2018. The amendment granted the Lender the right to convert, at any time, outstanding principal and accrued but unpaid interest into shares of Common Stock at a conversion price of $1.61 per share and if the Company issues shares of Common Stock at a lower price per share, the conversion price of the Note is lowered to the reduced amount. The Company completed two transactions in 2018, lowering the conversion price to $0.18.

It was concluded that the conversion option did contain a beneficial conversion feature and as a result of the modifications to the conversion price, the Company recorded a debt discount in the amount of $7,200,000 and added $1,513,000 to the debt discount as a result of the draw-down during the quarter ended March 31, 2019. Such discount represented the fair value of the incremental shares up to the proceeds received from the convertible notes. The Company amortized $586,000 of such debt discount to interest expense for the three months ended March 31, 2019.

The Company recorded interest expense of $1,047,000 and $360,000 for the three months ended March 31, 2019 and 2018, respectively, and had an interest payable balance of $461,000 and $1,513,000 at March 31, 2019 and December 31, 2018, respectively related to the Note.

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

Revenues

During the three months ended March 31, 2019 and 2018, the Company recorded $266,000 and $226,000, respectively, of revenues from Boyalife related to the aforementioned distributor agreement.

License Agreement

On March 12, 2018, ThermoGenesis entered into a License Agreement (the “Agreement”) with IncoCell Tianjin Ltd., a Chinese company and wholly-owned subsidiary of China-based Boyalife Group (“IncoCell”). Boyalife Group is an affiliate of the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Boyalife (Hong Kong) Limited, the Company’s largest stockholder.  Under the terms of the Agreement, IncoCell was granted the exclusive license to use the ThermoGenesis X-Series® products in the conduct of IncoCell’s contract manufacturing and development operations in the People’s Republic of China, Japan, South Korea, Taiwan, Hong Kong, Macau, Singapore, Malaysia, Indonesia and India (the “Territories”).

Pursuant to the terms of the Agreement, ThermoGenesis has granted IncoCell an exclusive license to purchase and use, at a discounted purchase price, X-Series cellular processing research devices, consumables, and kits for use in the conduct of contract manufacturing and development services in the Territories. In exchange, ThermoGenesis is entitled to a percentage of IncoCell’s gross contract development revenues, including any potential upfront payments, future milestones or royalty payments, during the term of the Agreement. The term of the Agreement is ten years, provided that either party may terminate the Agreement earlier upon ninety (90) days’ prior notice to the other party. The Company did not record any revenues related to this license agreement during the three months ended March 31, 2019 or 2018.

4.     Note Payable

On January 29, 2019, the Company agreed to issue and sell an unsecured note payable for an aggregate of $800,000 face value (the “Note”) that, after six months and subject to the receipt of stockholders’ approval of the conversion feature of the Note (“Stockholder Approval”), is convertible into shares of the Company's common stock, par value $0.001 per share, at a conversion price equal to the lower of (a) $0.18 per share or (2) 90% of the closing sale price of the Company’s common stock on the date of conversion (subject to a floor conversion price of $0.05) (the “Conversion Price”).

The Note bears interest at the rate of twenty-four percent (24%) per annum and is payable quarterly in arrears. Unless sooner converted in the manner described below, all principal under the Note, together with all accrued and unpaid interest thereupon, will be due and payable eighteen (18) months from the date of the issuance of the Note (the “Maturity Date”). However, if the Stockholder Approval does not occur at the Company’s next annual meeting of stockholders, the Maturity Date will accelerate to the date that is fourteen days after the next annual meeting. The Note may be prepaid without penalty at any time after the Note becomes convertible (at which time the holder will have the right to convert the Note before prepayment thereof).

On the date that is six months after the issuance of the Note but subject to Stockholder Approval, and for so long thereafter as any principal and accrued but unpaid interest under the Note remains outstanding, any holder of the Note may convert such holder’s Note, in whole or in part, into a number of shares of Company common stock equal to (i) the principal amount being converted, together with any accrued or unpaid interest thereon, divided by (ii) the Conversion Price in effect at the time of conversion. The Note has customary conversion blockers at 4.99% and 9.99% unless otherwise agreed to by the Company and the holder of the Note. The Company has accounted for the Note Payable as a debt instrument until such time as the conversion feature receives stockholder approval and then the Company will perform an analysis of the applicable accounting at that point.

The Note contains customary events of default, including the suspension or failure of the Company’s common stock to be traded on a trading platform, our failure to pay interest or principal when due, or if the Company files for bankruptcy or takes some other similar action for the benefit of creditors. In the event of any default under the Note, the holder may accelerate all outstanding interest and principal due on the Note.

5.     Leases

The Company determines if a contract contains a lease at inception. Our material operating lease consists of office space which has a remaining term of 5.2 years. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods.

Operating Leases

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we use the Company’s cost of capital based on existing debt instruments. Our material leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term.

The following summarizes the Company’s operating leases:

March 31, 2019
Right-of-use operating lease assets, net	$941,000
Current lease liability	94,000
Non-current lease liability	854,000

March 31, 2019
Weighted average remaining lease term	5.2
Discount rate	22%

Maturities of lease liabilities by year for our operating leases are as follows:

2019 (remaining)	$220,000
2020	301,000
2021	310,000
2022	319,000
2023	329,000
2024	138,000
Total lease payments	$1,617,000
Less: imputed interest	(669,000)
Present value of operating lease liabilities	$948,000

Statement of Cash Flows

In January 2019, the Company signed a new amendment to its lease for office space at its corporate headquarters in Rancho Cordova, CA. The amendment was accounted for as a modification and resulted in a right-of-use asset of $966,000 being recognized as a non-cash addition during the first quarter of 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $71,000 during the first quarter of 2019 and is included in cash flows from operating activities.

Operating Lease Costs

Operating lease costs were $103,000 during the first quarter 2019. These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable lease costs and short term leases with terms greater than 30 days.

Finance Leases

Finance leases are included in equipment and other current and non-current liabilities on the condensed consolidated balance sheet. The amortization and interest expense are included in general and administrative expense and interest expense, respectively on the statement of operations. These leases are not material as of March 31, 2019.

6.     Commitments and Contingencies

Financial Covenants

Effective May 15, 2017, the Company entered into a Sixth Amended and Restated Technology License and Escrow Agreement with CBR Systems, Inc. which modified the financial covenant that the Company must meet in order to avoid an event of default. The Company must maintain a cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000,000. The Company was in compliance with this financial covenant as of March 31, 2019.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited condensed consolidated balance sheets. The change in the warranty liability for the three months ended March 31, 2019 is summarized in the following table:

Balance at December 31, 2018	$186,000
Warranties issued during the period	43,000
Settlements made during the period	(107,000)
Changes in liability for pre-existing warranties during the period	(39,000)
Balance at March 31, 2019	$83,000

Contingencies and Restricted Cash

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm (“Mavericks”). Included in the engagement letter was a success fee due upon the successful conclusion of certain transactions. On May 4, 2017, a lawsuit was filed against the Company and its CEO by the consulting firm as the consulting firm argues that it is owed a transaction fee of $1,000,000 (and interest of approximately $300,000 as of March 31, 2019) under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016. In October 2017, to streamline the case by providing for the dismissal of claims against the Company’s CEO based on alter ego theories and without acknowledging any liability, the Company deposited $1,000,000 with the Court. The Company filed a Motion for Summary Judgment, which was denied by the Court on June 26, 2018. On September 24, 2018, Mavericks filed an amended complaint, adding back the Company’s CEO as a named defendant, as well as Boyalife Investment, Inc. (a dissolved company) and Boyalife (Hong Kong) Limited under new theories of liability, namely intentional interference with contract and inducement of breach of contract. No trial date has been set. The Company denies liability and intends to defend the lawsuit vigorously and no accrual has been recorded for this contingent liability as of March 31, 2019.

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of March 31, 2019, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

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

	Series A
	March 31, 2019	December 31, 2018
Market price of common stock	$0.29	$0.27
Expected volatility	96%	94%
Contractual term (years)	1.9	2.2
Discount rate	2.28%	2.48%
Dividend rate	0%	0%
Exercise price	$8.00	$8.00

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded a gain of $0 and $259,000 during the three months ended March 31, 2019 and 2018, respectively, representing the net change in the fair value of the derivative liability, which is presented as fair value change of derivative instruments, in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Derivative Obligation
	March 31, 2019	December 31, 2018
Balance	$1,000	$1,000
Level 1	$-	$-
Level 2	$-	$-
Level 3	$1,000	$1,000

The following table reflects the change in fair value of the Company’s derivative liabilities for the three months ended March 31, 2019:

Amount
Balance – December 31, 2018	$1,000
Change in fair value of derivative obligation	--
Balance – March 31, 2019	$1,000

8.     Stockholders’ Equity

Common Stock

On March 28, 2018, the Company sold 609,636 shares of common stock at a price of $2.27 per share. The net proceeds to the Company from the sale and issuance of the shares, after deducting the offering expenses borne by the Company of approximately $171,000, were $1,213,000. Additionally, the investors received unregistered warrants in a simultaneous private placement to purchase up to 304,818 shares of common stock. The warrants have an exercise price of $2.68 per share and shall be exercisable commencing six months following the issuance date. They have a term of 5.5 years and were accounted for as equity by the Company.

Stock Based Compensation

The Company recorded stock-based compensation of $81,000 and $137,000 for the three months ended March 31, 2019 and 2018, respectively.

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2018	3,023,639	$1.40

Forfeited	(114,301)	$1.11

Outstanding at March 31, 2019	2,909,338	$1.41	9	--

Vested and expected to vest at March 31, 2019	1,911,105	$1.73	8.8	--

Exercisable at March 31, 2019	876,955	$2.79	7.9	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended March 31, 2019.

Warrants

A summary of warrant activity for the three months ended March 31, 2019 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2018	17,265,208	$2.99
Warrants expired	(83,420)	$56.20
Warrants exercised	(500,000)	$0.01

Outstanding at March 31, 2019	16,681,788	$2.81

Exercisable at March 31, 2019	15,983,259	$2.58

9.     Segment Reporting

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

The following table summarizes the operating results of the Company’s reportable segments:

	Three Months Ended March 31, 2019
	Clinical Development	Device	Total
Net revenues	$11,000	$2,951,000	$2,962,000
Cost of revenues	43,000	1,661,000	1,704,000
Gross profit	(32,000)	1,290,000	1,258,000

Operating expenses	471,000	1,693,000	2,164,000
Operating loss	$(503,000)	$(403,000)	$(906,000)

Depreciation and amortization	$95,000	$117,000	$212,000
Stock-based compensation expense	$54,000	$27,000	$81,000
Goodwill	--	$781,000	$781,000
Total assets	$4,281,000	$11,349,000	$15,630,000

	Three Months Ended March 31, 2018
	Clinical Development	Device	Total
Net revenues	$62,000	$1,805,000	$1,867,000
Cost of revenues	71,000	1,444,000	1,515,000
Gross profit	(9,000)	361,000	352,000

Operating expenses	1,179,000	2,429,000	3,608,000
Operating loss	$(1,188,000)	$(2,068,000)	$(3,256,000)

Depreciation and amortization	$68,000	$91,000	$159,000
Stock-based compensation expense	$98,000	$39,000	$137,000
Goodwill	$13,195,000	$781,000	$13,976,000
Total assets	$38,941,000	$11,240,000	$50,181,000

10.     Subsequent Events

On April 18, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor (the “Offering”) 4,444,444 pre-funded warrants of the Company’s common stock for a purchase price of $0.17 per pre-funded warrant. The gross proceeds to the Company, excluding the proceeds, if any, from the exercise of the pre-funded warrants, was approximately $755,555.

Each pre-funded warrant is immediately exercisable for one share of common stock at an exercise price of $0.01 per share and will remain exercisable until exercised in full. A holder of a pre-funded warrant will not have the right to exercise any portion of its warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation, although any increase will not be effective until the 61st day after a notice of increase is delivered to the Company and the holder may not increase the Beneficial Ownership Limitation in excess of 9.99%.

The Offering closed on April 26, 2019. In the event the Company sells or issues any shares of common stock or common stock equivalents during the period beginning on the closing date of the Offering and ending on the date that is three-hundred and sixty-five (365) days following such date, the Company is required to issue each Investor a number of shares of common stock (or additional pre-funded warrants to purchase shares of common stock) equal to the number of shares the Investor would have received had the purchase price for such shares been at such lower purchase price.

In April 2019, an additional 1,500,000 pre-funded warrants that were issued in the August 2018 Securities Purchase Agreement were exercised.  The Company received proceeds of $0.01 per share or $15,000 due to the exercise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and, in the future, could affect actual results, and may cause actual results for the three months ended March 31, 2019 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet FDA regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, and other risk factors listed from time to time in our reports with the Securities and Exchange Commission (“SEC”), including, in particular, those set forth in Cesca’s Form 10-K for the year ended December 31, 2018.

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

●

AXP® System – The innovative AXP System defines a new processing standard for isolating and retrieving over 97% of the stem and progenitor cells from collections of umbilical cord blood in an automated, fully closed, sterile system in 30 minutes. AXP is self-powered, microprocessor-controlled, and contains flow control optical sensors to achieve precise separation.

●

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

●

MXP® System – Built based on similar technology as our proprietary AXP System, MXP is an automated, fully closed, sterile system that volume-reduces bone marrow to a user-defined volume in less than 1 hour, while retaining over 90% of the MNCs. The MXP is self-powered, microprocessor-controlled, and contains flow control optical sensors to achieve precise separation.

●

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

●

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

●

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

●

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

●

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

●

VXP® for Acute Myocardial Infarction – Cesca has a proprietary, point-of-care autologous stem cell-based therapy under development which is intended as an adjunct treatment for patients who have suffered an acute STEMI, the most serious type of heart attack.  Such treatments are aimed at minimizing the adverse remodeling of the heart post-STEMI.

●

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

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that have been identified as critical in the preparation of the Company’s condensed consolidated financial statements, please refer to Cesca’s 2018 Form 10-K for the year ended December 31, 2018.

Results of Operations for the Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018

Net Revenues

Consolidated net revenues for the three months ended March 31, 2019 were $2,962,000 compared to $1,867,000 for the three months ended March 31, 2018, an increase of $1,095,000 or 59%.  Device Segment revenues increased across all product lines.  AXP revenues increased as the Company’s distributors in China and Europe purchased approximately 250 more cases of disposables and one existing customer purchased six AXP devices during the quarter. BioArchive revenues increased as we sold one more device to an end-user during the quarter ended March 31, 2019 than the quarter ended March 31, 2018 and we recognized approximately $90,000 of BioArchive service revenue upon the expiration of a Silver Maintenance contract. The increase in our CAR-TXpress products was driven by the adoption of the products by new customers.  Clinical development revenues consist of sales generated by our Totipotent subsidiary.

	March 31, 2019	March 31, 2018
Device Segment:
AXP	$1,322,000	$750,000
BioArchive	1,014,000	767,000
CAR-TXpress	307,000	18,000
Manual Disposables	294,000	233,000
Other	14,000	37,000
	2,951,000	1,805,000
Clinical Development Segment:
Manual Disposables	6,000	22,000
Bone Marrow	5,000	23,000
Other	--	17,000
	11,000	62,000
	$2,962,000	$1,867,000

Gross Profit

The Company’s gross profit was $1,258,000 or 42% of net revenues for the three months ended March 31, 2019, compared to $352,000 or 19% for three months ended March 31, 2018, an increase of $906,000. Our Device Segment gross profit margin increase was driven by reduced overhead expenses as a result of June 2018 re-organization of approximately $250,000 and lower disposable costs through price efficiencies from contract manufacturers of approximately $200,000. The remainder of the increase is due primarily to revenue recognized under a silver service contract at the end of the agreement without any a corresponding cost of goods expense of approximately $90,000, increased overhead absorption due to a higher volume of goods produced primarily in the CAR-TXpress product line of approximately $100,000 and increased CAR-TXpress and increased sales of CAR-TXpress, which resulted in additional gross profit of approximately $150,000.

Sales and Marketing Expenses

Consolidated sales and marketing expenses of $341,000 for the three months ended March 31, 2019, were consistent with the three months ended March 31, 2018 of $325,000. Predominantly all of the Company’s sales and marketing expenses are generated by the Device Segment.

Research and Development Expenses

Consolidated research and development expenses were $563,000 for the three months ended March 31, 2019, compared to $1,041,000 for the three months ended March 31, 2018, a decrease of $478,000 or 46%. Research and development expenses in our Device Segment decreased $326,000 while our Clinical Development Segment decreased $152,000. The changes are due to a decline in personnel costs primarily due to the June 2018 reorganization and reduced spending on R&D projects.

General and Administrative Expenses

Consolidated general and administrative expenses for the three months ended March 31, 2019 were $1,260,000, compared to $2,242,000 for the three months ended March 31, 2018, a decrease of $982,000 or 44%. The decrease is driven by a decline in personnel costs due to the June and October 2018 reorganizations of approximately $300,000, reduced legal expenses primarily due to Mavericks legal costs of approximately $200,000, eliminating bonuses in the current year resulting in cost savings of approximately $100,000 for the first quarter and reduced stock compensation and professional fees expenses of approximately $50,000 each.

Interest Expense

Consolidated interest expense for the three months ended March 31, 2019 was $1,132,000. This represents a $771,000 or 68% increase over interest expense of $361,000 for the three months ended March 31, 2018. The increase is driven by $586,000 due to the amortization of the beneficial conversion feature of the related party not payable. The first quarter of 2018 had amortization of $0 as the beneficial conversion feature was recognized until the May of 2018.

Liquidity and Capital Resources

At March 31, 2019, the Company had cash and cash equivalents of $2,237,000 and working capital of $3,246,000. This compares to cash and cash equivalents of $2,400,000 and working capital of $2,261,000 at December 31, 2018. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

The Company has a Revolving Credit Agreement with Boyalife Asset Holding II, Inc. As of March 31, 2019, the Company had drawn down $8,713,000 of the $10,000,000 available under the Credit Agreement. Future draw-downs may be limited for various reasons including default or foreign government policies that restrict or prohibit transferring funds. At the time of this filing, we are currently unable to draw down on the line of credit. This may change in the near future but there is no assurance that the line of credit will become available at such time when it is needed. Boyalife Asset Holding II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

The Company has incurred recurring operating losses and as of March 31, 2019 had an accumulated deficit of $229,306,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date. The Company anticipates requiring additional capital to grow the device business, to fund other operating expenses and to make interest payments on the line of credit with Boyalife. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company plans to seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to us, if at all.

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cesca is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide information under this item.

Item 4. Controls and Procedures

Cesca carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Principal Accounting Officer (principal financial officer), of the effectiveness of the design and operation of Cesca’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) or 15d-15(e)) as of March 31, 2019. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, Cesca’s Chief Executive Officer and Principal Accounting Officer have both concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

There were no changes in Cesca’s internal controls over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of operations, the Company may have disagreements or disputes with distributors, vendors or employees. Such potential disputes are seen by management as a normal part of business. There have been no material changes since the disclosures set forth in the Company’s Form 10-K for the year ended December 31, 2018.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors relating to the Company set forth in Part I, “Item IA. Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

An index of exhibits is found on page 27 of this report.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporated by Reference
4.1	Form of Convertible Promissory Note	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on January 31, 2019.
4.2	Investors’ Rights Agreement, dated January 1, 2019, among CARTXpress Bio, Inc., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P.	Incorporated by referenced to Exhibit 10.3 to Form 8-K filed with the SEC on January 4, 2019
10.1

Reorganization and Share Exchange Agreement, dated January 1, 2019, among ThermoGenesis Corp., Cesca Therapeutics Inc., CARTXpress Bio, Inc., Bay City Capital Fund V. L.P. and Bay City Capital Fund V. Co-Investment Fund, L.P.

Incorporated by referenced to Exhibit 10.1 to Form 8-K filed with the SEC on January 4, 2019
10.2	Voting Agreement, dated January 1, 2019, among CARTXpress Bio, Inc., ThermoGenesis Corp., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P.	Incorporated by referenced to Exhibit 10.2 to Form 8-K filed with the SEC on January 4, 2019
10.4

Right of First Refusal and Co-Sale Agreement, dated January 1, 2019, among CARTXpress Bio, Inc., ThermoGenesis Corp., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P.

Incorporated by referenced to Exhibit 10.4 to Form 8-K filed with the SEC on January 4, 2019
10.5	Amended and Restated Certificate of Incorporation of CARTXpress Bio, Inc.	Incorporated by referenced to Exhibit 10.5 to Form 8-K filed with the SEC on January 4, 2019
10.6	Securities Purchase Agreement, dated January 29, 2019, between Cesca Therapeutics Inc. and the Purchaser identified on the signature pages thereto.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 31, 2019.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

Cesca Therapeutics Inc. (Registrant)

Dated: May 14, 2019	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2019	/s/ Jeff Cauble
Jeff Cauble Principal Financial and Accounting Officer (Principal Financial Officer and Principal Accounting Officer)