Form 10-Q
period 2019-06-30
CESCA THERAPEUTICS INC.
filed 2019-08-13
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019.

or

___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-16375 Cesca Therapeutics Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

2711 Citrus Road Rancho Cordova, California 95742 (Address of principal executive offices) (Zip Code)

(916) 858-5100 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	KOOL	Nasdaq Capital Market

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2019
Common stock, $.001 par value	2,416,337

Cesca Therapeutics Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cesca Therapeutics Inc.

Condensed Consolidated Balance Sheets

	June 30 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,424,000	$2,400,000
Accounts receivable, net of allowance for doubtful accounts of $398,000 ($419,000 at December 31, 2018)	3,091,000	1,509,000
Inventories, net of reserves of $384,000 ($258,000 at December 31, 2018)	3,951,000	4,493,000
Prepaid expenses and other current assets	389,000	224,000
Total current assets	9,855,000	8,626,000

Restricted cash	1,000,000	1,000,000
Equipment and leasehold improvements, net	2,398,000	2,562,000
Right-of-use operating lease assets, net	915,000	--
Goodwill	781,000	781,000
Intangible assets, net	1,531,000	1,591,000
Other assets	52,000	51,000
Total assets	$16,532,000	$14,611,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,198,000	$2,423,000
Accrued payroll and related expenses	485,000	703,000
Deferred revenue	577,000	485,000
Interest payable – related party	926,000	1,513,000
Other current liabilities	1,295,000	1,241,000
Total current liabilities	6,481,000	6,365,000

Convertible promissory note – related party, less debt discount of $6,367,000 ($6,026,000 at December 31, 2018)	2,346,000	1,174,000
Convertible promissory note, less debt discount of $743,000 ($0 at December 31, 2018)	57,000	--
Derivative obligations	1,000	1,000
Long term operating lease obligations	825,000	--
Other non-current liabilities	322,000	340,000
Total liabilities	10,032,000	7,880,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--
Common stock, $0.001 par value; 350,000,000 shares authorized; 2,368,337 issued and outstanding (2,168,337 at December 31, 2018)	2,000	2,000
Paid in capital in excess of par	236,343,000	235,888,000
Accumulated deficit	(230,603,000)	(227,435,000)
Accumulated other comprehensive loss	(20,000)	(13,000)
Total Cesca Therapeutics Inc. stockholders’ equity	5,722,000	8,442,000

Noncontrolling interests	778,000	(1,711,000)
Total equity	6,500,000	6,731,000
Total liabilities and stockholders’ equity	$16,532,000	$14,611,000

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net revenues	$4,305,000	$2,004,000	$7,268,000	$3,871,000
Cost of revenues	2,354,000	1,641,000	4,057,000	3,156,000

Gross profit	1,951,000	363,000	3,211,000	715,000

Expenses:
Sales and marketing	384,000	359,000	725,000	685,000
Research and development	611,000	908,000	1,175,000	1,949,000
General and administrative	1,218,000	2,399,000	2,478,000	4,641,000
Impairment Charges	--	27,202,000	--	27,202,000

Total operating expenses	2,213,000	30,868,000	4,378,000	34,477,000

Loss from operations	(262,000)	(30,505,000)	(1,167,000)	(33,762,000)

Fair value change of derivative instruments	--	308,000	--	567,000
Interest expense	(1,211,000)	(733,000)	(2,343,000)	(1,093,000)
Other expenses	(2,000)	(32,000)	(11,000)	(44,000)

Total other expense	(1,213,000)	(457,000)	(2,354,000)	(570,000)

Loss before benefit for income taxes	(1,475,000)	(30,962,000)	(3,521,000)	(34,332,000)
Benefit for income taxes	--	3,451,000	--	3,451,000
Net loss	(1,475,000)	(27,511,000)	(3,521,000)	(30,881,000)

Loss attributable to noncontrolling interests	(178,000)	(503,000)	(354,000)	(913,000)
Net loss attributable to common stockholders	$(1,297,000)	$(27,008,000)	$(3,167,000)	$(29,968,000)

Net loss	$(1,475,000)	$(27,511,000)	$(3,521,000)	$(30,881,000)
Other comprehensive loss:
Foreign currency translation adjustments	(3,000)	21,000	(8,000)	28,000
Comprehensive loss	(1,478,000)	(27,490,000)	(3,529,000)	(30,853,000)
Comprehensive loss attributable to noncontrolling interests	(178,000)	(503,000)	(354,000)	(913,000)
Comprehensive loss attributable to common stockholders	$(1,300,000)	$(26,987,000)	$(3,175,000)	$(29,940,000)

Per share data:

Basic and diluted net loss per common share	$(0.47)	$(17.49)	$(1.21)	$(22.73)

Weighted average common shares outstanding – basic and diluted	2,784,776	1,544,412	2,623,989	1,318,438

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2019 and 2018

	Common Stock
	Shares	Amount	Paid in capital in excess of par	Accumulated deficit	AOCI*	Non-controlling interests	Total equity
Balance at January 1, 2019	2,168,337	$2,000	$235,888,000	$(227,435,000)	$(13,000)	$(1,711,000)	$6,731,000

Stock-based compensation expense	--	--	81,000	--	--	--	81,000
Exercise of pre-funded warrants	50,000	--	5,000	--	--	--	5,000
Discount due to beneficial conversion features	--	--	1,513,000	--	--	--	1,513,000
Reorganization of subsidiary and related change in non-controlling interest	--	--	(2,843,000)	--	--	2,843,000	--
Foreign currency translation	--	--	--	--	(4,000)	--	(4,000)
Net loss	--	--	--	(1,871,000)	--	(176,000)	(2,047,000)
Balance at March 31, 2019	2,218,337	2,000	234,644,000	(229,306,000)	(17,000)	956,000	6,279,000

Stock-based compensation expense	--	--	125,000	--	-	--	125,000
Exercise of pre-funded warrants	150,000	--	18,000	--	--	--	18,000
Discount due to beneficial conversion features	--	--	800,000	--	--	--	800,000
Issuance of pre-funded warrants in financing, net of offering costs	--	--	756,000	--	--	--	756,000
Foreign currency translation	--	--	--	--	(3,000)	--	(3,000)
Net loss		--	--	(1,297,000)	--	(178,000)	(1,475,000)
Balance at June 30, 2019	2,368,337	$2,000	$236,343,000	$(230,603,000)	$(20,000)	$778,000	$6,500,000

Balance at January 1, 2018	1,090,664	$1,000	$221,381,000	$(187,640,000)	$(43,000)	$(487,000)	$33,212,000

Stock-based compensation expense	--	--	137,000	--	--	--	137,000
Issuance of common stock and pre-funded warrants, net of offering costs	60,967	--	1,213,000	--	--	--	1,213,000
Cumulative-effect adjustment from adoption of ASC 606	--	--	--	(79,000)	--	--	(79,000)
Foreign currency translation	--	--	--	--	7,000	--	7,000
Net loss	--	--	--	(2,960,000)		(410,000)	(3,370,000)
Balance at March 31, 2018	1,151,631	1,000	222,731,000	(190,679,000)	(36,000)	(897,000)	31,120,000

Stock-based compensation expense	42	--	163,000	--	--	--	163,000
Issuance of common stock and pre-funded warrants, net of offering costs	647,497	1,000	4,791,000	--	--	--	4,792,000
Exercise of pre-funded warrants	269,167	--	27,000	--	--	--	27,000
Foreign currency translation	--	--	--	--	21,000	--	21,000
Net loss	--	--	--	(27,008,000)		(503,000)	(27,511,000)
Balance at June 30, 2018	2,068,337	$2,000	$227,712,000	$(217,687,000)	$(15,000)	$(1,400,000)	$8,612,000

* Accumulated other comprehensive loss.

See accompanying notes.

Cesca Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,521,000)	$(30,881,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402,000	333,000
Stock based compensation expense	206,000	300,000
Amortization of debt discount	1,229,000	350,000
(Recovery of) reserve for excess and slow-moving inventories	125,000	(252,000)
Change in fair value of derivative	--	(567,000)
Deferred income tax benefit	--	(3,451,000)
Loss on disposal of equipment	6,000	420,000
Impairment of intangible asset	--	27,202,000
Net change in operating assets and liabilities:
Accounts receivable	(1,582,000)	869,000
Inventories	449,000	(358,000)
Prepaid expenses and other assets	(165,000)	257,000
Accounts payable	749,000	(242,000)
Related party payable	--	(606,000)
Accrued payroll and related expenses	(217,000)	50,000
Deferred revenue	92,000	254,000
Other current liabilities	(623,000)	217,000
Other noncurrent liabilities	(61,000)	3,000

Net cash used in operating activities	(2,911,000)	(6,102,000)

Cash flows from investing activities:
Capital expenditures	(142,000)	(850,000)

Net cash used in investing activities	(142,000)	(850,000)

Cash flows from financing activities:

Payments on financing lease obligations	(15,000)	(19,000)
Proceeds from long-term debt	800,000	500,000
Proceeds from related party line of credit	1,513,000	--
Proceeds from exercise of pre-funded warrants	23,000	--
Proceeds from issuance of common stock and prefunded warrants, net	756,000	6,032,000

Net cash provided by financing activities	3,077,000	6,513,000

Effects of foreign currency rate changes on cash and cash equivalents	--	(3,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	24,000	(442,000)

Cash, cash equivalents and restricted cash at beginning of period	3,400,000	3,513,000
Cash, cash equivalents and restricted cash at end of period	$3,424,000	$3,071,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,668,000	$657,000
Supplemental non-cash financing and investing information:
Recording of beneficial conversion feature on debt	$2,313,000	--
Right-to-use asset acquired under operating lease	$966,000	--
Transfer of equipment to inventories	$33,000	$172,000
Transfer of inventories to equipment	$--	$420,000

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

On January 1, 2019, the Company entered into a reorganization of the business and equity ownership of its majority-owned ThermoGenesis subsidiary. Pursuant to the reorganization, the assets acquired by ThermoGenesis from SynGen Inc. in July 2017 were contributed to a newly formed Delaware subsidiary of ThermoGenesis named CARTXpress Bio, Inc. (CARTXpress) and the 20% interest in ThermoGenesis was exchanged for a 20% interest in CARTXpress. As a result, the Company holds an 80% equity interest in CARTXpress and the Company has become the owner of 100% of ThermoGenesis. The purpose of the reorganization is to allow CARTXpress to focus on the development and commercialization of the newly launched CARTXpress cellular manufacturing platform.

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

Reverse Stock Split

On June 4, 2019, the Company effected a one (1) for ten (10) reverse stock split of its issued and outstanding common stock. The total number of shares of common stock authorized for issuance by the Company of 350,000,000 shares did not change in connection with the reverse stock split. Stockholders approved the reverse stock split at the Company’s annual meeting of stockholders held on May 30, 2019, and the specific ratio was determined at a meeting of the Company’s Board of Directors also held on May 30, 2019.

All historical share amounts disclosed herein have been retroactively recast to reflect the reverse split and subsequent share exchange. No fractional shares were issued as a result of the reverse stock split, as fractional shares of common stock were rounded up to the nearest whole share.

Liquidity and Going Concern

The Company has a Revolving Credit Agreement (Credit Agreement) with Boyalife Asset Holding II, Inc. (Refer to Note 3). As of June 30, 2019, the Company had drawn down $8,713,000 of the $10,000,000 available under the Credit Agreement. Future draw-downs may be limited for various reasons including default or foreign government policies that restrict or prohibit transferring funds. At the time of this filing, we are currently unable to draw down on the line of credit. This may change in the near future but there is no assurance that the line of credit will become available at such time when it is needed. Boyalife Asset Holding II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

On April 18, 2019, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company agreed to issue and sell to such investor (the “April Offering”) 444,445 pre-funded warrants to purchase shares of the Company’s common stock for a purchase price of $1.70 per pre-funded warrant.  The gross proceeds to the Company, excluding the proceeds, if any, from the exercise of the pre-funded warrants, was approximately $756,000.  The April Offering closed on April 26, 2019 and the pre-funded warrants were accounted for as equity by the Company.

Each pre-funded warrant is immediately exercisable for one share of common stock at an exercise price of $0.10 per share and will remain exercisable until exercised in full. A holder of a pre-funded warrant will not have the right to exercise any portion of its warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation, although any increase will not be effective until the 61st day after a notice of increase is delivered to the Company and the holder may not increase the Beneficial Ownership Limitation in excess of 9.99%.

Subject to certain exceptions, in the event the Company sells or issues any shares of common stock or common stock equivalents at a lower price during the period beginning on the closing date of the April Offering and ending on the date that is three-hundred and sixty-five (365) days following such date, the Company is required to issue the investor a number of shares of common stock (or additional pre-funded warrants to purchase shares of common stock) equal to the number of shares the investor would have received had the purchase price for such shares been at such lower purchase price.

At June 30, 2019, the Company had cash and cash equivalents of $2,424,000 and working capital of $3,374,000.  The Company has incurred recurring operating losses and as of June 30, 2019 had an accumulated deficit of $230,603,000.  These recurring losses raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date. The Company anticipates requiring additional capital to grow the device business, to fund other operating expenses and to make interest payments on the line of credit with Boyalife Asset Holding II, Inc.  The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company plans to seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cesca and its wholly-owned subsidiaries, ThermoGenesis and TotipotentRX Cell Therapy, Pvt. Ltd and ThermoGenesis’ majority-owned subsidiary, CARTXpress. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Cesca’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Revenue Recognition

Revenue is recognized based on the five-step process outlined in Accounting Standards Codification (ASC) 606:

The following tables summarize the revenues of the Company’s reportable segments:

	Three Months Ended June 30, 2019
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
Device Segment:
AXP	$3,028,000	$54,000		$3,082,000
BioArchive	433,000	351,000		784,000
CAR-TXpress	182,000	--		182,000
Manual Disposables	205,000	--		205,000
Other	--	--	$8,000	8,000
Total Device Segment	3,848,000	405,000	8,000	4,261,000
Clinical Development Segment:
Disposables	37,000	--	--	37,000
Other	--	7,000	--	7,000
Total Clinical Development	37,000	7,000	--	44,000
Total	$3,885,000	$412,000	$8,000	$4,305,000

	Six Months Ended June 30, 2019
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
Device Segment:
AXP	$4,295,000	$109,000		$4,404,000
BioArchive	1,031,000	766,000		1,797,000
Manual Disposables	499,000	--		499,000
CAR-TXpress	490,000	--		490,000
Other	--	--	$22,000	22,000
Total Device Segment	6,315,000	875,000	22,000	7,212,0000
Clinical Development Segment:
Disposables	44,000	--	--	44,000
Other	5,000	7,000	--	12,000
Total Clinical Development	49,000	7,000	--	56,000
Total	$6,364,000	$882,000	$22,000	$7,268,000

	Three Months Ended June 30, 2018
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
Device Segment:
AXP	$849,000	$66,000		$915,000
BioArchive	449,000	311,000		760,000
Manual Disposables	229,000	--		229,000
CAR-TXpress	30,000	--		30,000
Other	8,000	--	$16,000	24,000
Total Device Segment	1,565,000	377,000	16,000	1,958,000
Clinical Development Segment:
Disposables	1,000	--	--	1,000
Bone Marrow	--	38,000	--	38,000
Other	--	7,000	--	7,000
Total Clinical Development	1,000	45,000	--	46,000
Total	$1,566,000	$422,000	$16,000	$2,004,000

	Six Months Ended June 30, 2018
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
Device Segment:
AXP	$1,534,000	$131,000		$1,665,000
BioArchive	872,000	655,000		1,527,000
Manual Disposables	462,000	--		462,000
CAR-TXpress	30,000	--		30,000
Other	46,000	--	$33,000	79,000
Total Device Segment	2,944,000	786,000	33,000	3,763,000
Clinical Development Segment:
Disposables	23,000	--	--	23,000
Bone Marrow	--	61,000	--	61,000
Other	--	24,000	--	24,000
Total Clinical Development	23,000	85,000	--	108,000
Total	$2,967,000	$871,000	$33,000	$3,871,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order).  The Company does not have any material contract assets.  When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the consolidated balance sheet).  Revenues recognized during the three and six months ended June 30, 2019 that were included in the beginning balance of deferred revenue were $83,000 and $446,000, respectively.  Short term deferred revenues increased from $485,000 to $577,000 during the six months ended June 30, 2019.

Backlog of Remaining Customer Performance Obligations

The following table includes revenue expected to be recognized and recorded as sales in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Remainder of 2019	2020	2021	2022	2023 and Beyond	Total
Service Revenue	$701,000	$786,000	$502,000	$165,000	$120,000	$2,274,000
Clinical Revenue	7,000	14,000	14,000	14,000	202,000	251,000
Total	$708,000	$800,000	$516,000	$179,000	$322,000	$2,525,000

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

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding plus the pre-funded warrants. For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration and have no vesting or other contingencies associated with them. There were 540,945 pre-funded warrants included in the quarter ended June 30, 2019 calculation. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents noted below is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at June 30:

	2019	2018
Common stock equivalents of convertible promissory notes and accrued interest	5,355,198	1,267,607
Vested Series A warrants	40,442	40,442
Unvested Series A warrants(1)	69,853	69,853
Warrants – other	1,300,091	1,319,728
Stock options	286,229	120,047
Total	7,051,813	2,817,677

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

3.     Related Party Transactions

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, Cesca entered into a Credit Agreement with Boyalife Investment Fund II, Inc., which later merged into Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board of Directors. The Credit Agreement and its subsequent amendments, grants to the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). The Company has drawn down a total of $8,713,000 and $7,200,000 as of June 30, 2019 and December 31, 2018, respectively.  The Company’s ability to draw-down the remaining $1,287,000 may be impacted by reasons such as default or foreign government policies that restrict or prohibit transferring funds.  At the time of this filing, we are currently unable to draw down on the line of credit.  This may change in the near future but there is no assurance that the line of credit will become available at such time when it is needed.

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

The Credit Agreement and Note were amended in April 2018. The amendment granted the Lender the right to convert, at any time, outstanding principal and accrued but unpaid interest into shares of Common Stock at a conversion price of $16.10 per share and if the Company issues shares of Common Stock at a lower price per share, the conversion price of the Note is lowered to the reduced amount. The Company completed two transactions in 2018, lowering the conversion price to $1.80.

It was concluded that the conversion option did contain a beneficial conversion feature and as a result of the modifications to the conversion price, the Company recorded a debt discount in the amount of $7,200,000 and added $1,513,000 to the debt discount as a result of the draw-down during the quarter ended March 31, 2019. Such discount represented the fair value of the incremental shares up to the proceeds received from the convertible notes. The Company amortized $586,000 and $1,172,000 of such debt discount to interest expense for the three and six months ended June 30, 2019, and $350,000 for the three and six months ended June 30, 2018. In addition to the amortization, the Company also recorded interest expense of $466,000 and $926,000 during the three and six months ended June 30, 2019, and $382,000 and $742,000 for the three and six months ended June 30, 2018. As of June 30, 2019, the Company had an interest payable balance of $926,000 as compared to $1,513,000 at December 31, 2018 related to the Note.

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

Revenues

During the three and six months ended June 30, 2019, the Company recorded $315,000 and $581,000, and $43,000 and $269,000 for the three and six months ended June 30, 2018 respectively, of revenues from Boyalife related to the aforementioned distributor agreement.

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

Pursuant to the terms of the Agreement, ThermoGenesis has granted IncoCell an exclusive license to purchase and use, at a discounted purchase price, X-Series cellular processing research devices, consumables, and kits for use in the conduct of contract manufacturing and development services in the Territories. In exchange, ThermoGenesis is entitled to a percentage of IncoCell’s gross contract development revenues, including any potential upfront payments, future milestones or royalty payments, during the term of the Agreement. The term of the Agreement is ten years, provided that either party may terminate the Agreement earlier upon ninety (90) days’ prior notice to the other party.  The Company did not record any revenues related to this license agreement during the three and six months ended June 30, 2019 and 2018.

4.	Convertible Promissory Note

On January 29, 2019, the Company agreed to issue and sell an unsecured note payable for an aggregate of $800,000 face value (the “January 2019 Note”) that, after six months, is convertible into shares of the Company's common stock at a conversion price equal to the lower of (a) $1.80 per share or (2) 90% of the closing sale price of the Company’s common stock on the date of conversion (subject to a floor conversion price of $0.50).

The January 2019 Note bears interest at the rate of twenty-four percent (24%) per annum and is payable quarterly in arrears.  Unless sooner converted in the manner described below, all principal under the January 2019 Note, together with all accrued and unpaid interest thereupon, will be due and payable eighteen (18) months from the date of the issuance of the January 2019 Note.  The January 2019 Note may be prepaid without penalty at any time after it becomes convertible (at which time the holder will have the right to convert it before prepayment thereof).

On the date that is six months after the issuance of the January 2019 Note, and for so long thereafter as any principal and accrued but unpaid interest under the January 2019 Note remains outstanding, the holder of the January 2019 Note may convert such holder’s January 2019 Note, in whole or in part, into a number of shares of Company common stock equal to (i) the principal amount being converted, together with any accrued or unpaid interest thereon, divided by (ii) the conversion price in effect at the time of conversion. The January 2019 Note has customary conversion blockers at 4.99% and 9.99% unless otherwise agreed to by the Company and the holder. It was concluded that the conversion option did contain a beneficial conversion feature and the Company recorded a debt discount in the amount of $800,000, upon stockholder approval of the conversion feature on May 30, 2019.  The discount represented the fair value of the incremental shares up to the proceeds received from the convertible note. The Company amortized $57,000 and of the debt discount to interest expense for the three and six months ended June 30, 2019, respectively.

The January 2019 Note contains customary events of default, including the suspension or failure of the Company’s common stock to be traded on a trading platform, the Company’s failure to pay interest or principal when due, or if the Company files for bankruptcy or takes some other similar action for the benefit of creditors. In the event of any default under the January 2019 Note, the holder may accelerate all outstanding interest and principal due on the January 2019 Note.

5.	Leases

The Company determines if a contract contains a lease at inception. Our material operating lease consists of office space which has a remaining term of 4.9 years. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods.

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

The following summarizes the Company’s operating leases:

June 30, 2019
Right-of-use operating lease assets, net	$915,000
Current lease liability	102,000
Non-current lease liability	825,000

June 30, 2019
Weighted average remaining lease term	4.9
Discount rate	22%

Maturities of lease liabilities by year for our operating leases are as follows:

2019 (remaining)	$148,000
2020	301,000
2021	310,000
2022	319,000
2023	329,000
2024	138,000
Total lease payments	$1,545,000
Less: imputed interest	(617,000)
Present value of operating lease liabilities	$928,000

Statement of Cash Flows

In January 2019, the Company signed a new amendment to its lease for office space at its corporate headquarters in Rancho Cordova, CA. The amendment was accounted for as a modification and resulted in a right-of-use asset of $966,000 being recognized as a non-cash addition during the first quarter of 2019. Cash paid for amounts included in the measurement of operating lease liabilities were $72,000 and $143,000 during the three and six months ended June 30, 2019 and is included in cash flows from operating activities.

Operating Lease Costs

Operating lease costs were $103,000 and $206,000 during the three and six months ended June 30, 2019. These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable lease costs and short term leases with terms greater than 30 days.

Finance Leases

Finance leases are included in equipment and other current and non-current liabilities on the condensed consolidated balance sheet. The amortization and interest expense are included in general and administrative expense and interest expense, respectively, on the statement of operations. These leases are not material as of June 30, 2019.

6.	Commitments and Contingencies

Financial Covenants

Effective May 15, 2017, the Company entered into a Sixth Amended and Restated Technology License and Escrow Agreement with CBR Systems, Inc. which modified the financial covenant that the Company must meet in order to avoid an event of default. The Company must maintain a cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000,000. The Company was in compliance with this financial covenant as of June 30, 2019.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited condensed consolidated balance sheets. The change in the warranty liability for the six months ended June 30, 2019 is summarized in the following table:

Balance at December 31, 2018	$186,000
Warranties issued during the period	88,000
Settlements made during the period	(125,000)
Changes in liability for pre-existing warranties during the period	(17,000)
Balance at June 30, 2019	$132,000

Contingencies and Restricted Cash

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm (“Mavericks”).  Included in the engagement letter was a success fee due upon the successful conclusion of certain transactions. On May 4, 2017, a lawsuit was filed against the Company and its CEO by the consulting firm as the consulting firm argues that it is owed a transaction fee of $1,000,000 (and interest of approximately $300,000 as of June 30, 2019) under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016. In October 2017, to streamline the case by providing for the dismissal of claims against the Company’s CEO based on alter ego theories and without acknowledging any liability, the Company deposited $1,000,000 with the Court and has recorded this deposit as restricted cash on its condensed consolidated balance sheet. The Company filed a Motion for Summary Judgment, which was denied by the Court on June 26, 2018. On September 24, 2018, Mavericks filed an amended complaint, adding back the Company’s CEO as a named defendant, as well as Boyalife Investment, Inc. (a dissolved company) and Boyalife (Hong Kong) Limited under new theories of liability, namely intentional interference with contract and inducement of breach of contract. On July 22, 2019, Mavericks filed a Request for Dismissal requesting the Court to the dismiss the served Boyalife entities and the Company CEO as well as the intentional interference with performance of contract and inducing breach of contract causes of action from the lawsuit.  As such, the only remaining claim at present is the original breach of contract claim against the Company. On August 6, 2019, a trial starting date was set for November 4, 2019. A mandatory settlement conference was also set for October 30, 2019 with the Court. The Company denies liability and intends to defend the lawsuit vigorously. No accrual has been recorded for this contingent liability as of June 30, 2019.

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of June 30, 2019, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

7.	Derivative Obligations

Series A Warrants

Series A warrants to purchase 40,442 common shares were issued and vested during the year ended June 30, 2016. At the time of issuance, the Company determined that as such warrants can be settled for cash at the holders’ option in a future fundamental transaction, they constituted a derivative liability. The Company has estimated the fair value of the derivative liability, using a Binomial Lattice Valuation Model with the following assumptions:

	Series A
	June 30, 2019	December 31, 2018
Market price of common stock	$2.81	$2.70
Expected volatility	93%	94%
Contractual term (years)	1.7	2.2
Discount rate	1.81%	2.48%
Dividend rate	0%	0%
Exercise price	$80.00	$80.00

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded no gain or loss for the three and six months ended June 30, 2019, and a gain of $308,000 and $567,000 for the three and six months ended June 30, 2018, respectively, representing the net change in the fair value of the derivative liability, in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	Derivative Obligation
	June 30, 2019	December 31, 2018
Balance	$1,000	$1,000
Level 1	$--	$-
Level 2	$--	$-
Level 3	$1,000	$1,000

The following table reflects the change in fair value of the Company’s derivative liabilities for the six months ended June 30, 2019:

Amount
Balance – December 31, 2018	$1,000
Change in fair value of derivative obligation	--
Balance – June 30, 2019	$1,000

8.     Stockholders’ Equity

Stock Based Compensation

The Company recorded stock-based compensation of $125,000 and $206,000 for the three and six months ended June 30, 2019, and $163,000 and $300,000 for the three and six months ended June 30, 2018, respectively, as comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$1,000	$4,000	$1,000	$7,000
Sales and marketing	44,000	9,000	56,000	17,000
Research and development	22,000	28,000	37,000	55,000
General and administrative	58,000	122,000	112,000	221,000
	$125,000	$163,000	$206,000	$300,000

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2018	302,368	$13.99

Forfeited	(16,139)	$11.71

Outstanding at June 30, 2019	286,229	$14.12	9	--

Vested and expected to vest at June 30, 2019	196,219	$16.92	8.6	--

Exercisable at June 30, 2019	84,804	$28.17	7.7	--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the six months ended June 30, 2019.

Warrants

A summary of warrant activity for the six months ended June 30, 2019 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2018	1,726,523	$29.88
Warrants granted(1)	444,445	$0.10
Warrants expired	(19,637)	$417.00
Warrants exercised	(200,000)	$0.10

Outstanding at June 30, 2019	1,951,331	$22.26

Exercisable at June 30, 2019	1,881,478	$20.11

(1)	See Footnote 1 of the Notes to the Condensed Consolidated Financial Statements.

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

The following table summarizes the operating results of the Company’s reportable segments:

	Three Months Ended June 30, 2019
	Clinical Development	Device	Total
Net revenues	$44,000	$4,261,000	$4,305,000
Cost of revenues	57,000	2,297,000	2,354,000
Gross profit	(13,000)	1,964,000	1,951,000

Operating expenses	483,000	1,730,000	2,213,000
Operating loss	$(496,000)	$234,000	$(262,000)

Depreciation and amortization	$75,000	$115,000	$190,000
Stock-based compensation expense	$59,000	$66,000	$125,000
Goodwill	--	$781,000	$781,000
Total assets	$4,412,000	$12,120,000	$16,532,000

	Three Months Ended June 30, 2018
	Clinical Development	Device	Total
Net revenues	$46,000	$1,958,000	$2,004,000
Cost of revenues	49,000	1,592,000	1,641,000
Gross profit	(3,000)	366,000	363,000

Operating expenses	28,408,000	2,460,000	30,868,000
Operating loss	$(28,411,000)	$(2,094,000)	$(30,505,000)

Depreciation and amortization	$69,000	$105,000	$174,000
Impairment charges	$27,202,000	$--	$27,202,000
Stock-based compensation expense	$122,000	$41,000	$163,000
Goodwill	$500,000	$781,000	$1,281,000
Total assets	$12,808,000	$10,435,000	$23,243,000

	Six Months Ended June 30, 2019
	Clinical Development	Device	Total
Net revenues	$55,000	$7,213,000	$7,268,000
Cost of revenues	100,000	3,957,000	4,057,000
Gross profit	(45,000)	3,256,000	3,211,000

Operating expenses	955,000	3,423,000	4,378,000
Operating loss	$(1,000,000)	$(167,000)	$(1,167,000)

Depreciation and amortization	$169,000	$233,000	$402,000
Stock-based compensation expense	$113,000	$93,000	$206,000
Goodwill	$--	$781,000	$781,000
Total assets	$4,412,000	$12,120,000	$16,532,000

	Six Months Ended June 30, 2018
	Clinical Development	Device	Total
Net revenues	$108,000	$3,763,000	$3,871,000
Cost of revenues	120,000	3,036,000	3,156,000
Gross profit	(12,000)	727,000	715,000

Operating expenses	29,588,000	4,889,000	34,477,000
Operating loss	$(29,600,000)	$(4,162,000)	$(33,762,000)

Depreciation and amortization	$137,000	$196,000	$333,000
Impairment charges	$27,202,000	$--	$27,202,000
Stock-based compensation expense	$220,000	$80,000	$300,000
Goodwill	$500,000	$781,000	$1,281,000
Total assets	$12,808,000	$10,435,000	$23,243,000

10.    Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable as follows:

For the three months ended June 30, 2019 and 2018, one customer accounted for 40% and 24% of revenue, while a second customer accounted for 18% and 0% of revenue, respectively.  For the six months ended June 30, 2019 and 2018, one customer accounted for 29% and 21% of revenue, while another customer accounted for 13% and 0% of revenue, respectively.

At June 30, 2019, three customers accounted for 79% of accounts receivable.  At December 31, 2018 four customers accounted for 77% of accounts receivable.

11.     Subsequent Events

On July 23, 2019, the Company entered into and closed a private placement with an accredited investor, pursuant to which the Company issued and sold to such investor an unsecured convertible promissory note in the original principal amount of $1,000,000 (the “July 2019 Note”).   After six months and subject to the receipt of stockholder approval of the conversion feature of the July 2019 Note, such note is convertible into shares of the Company's common stock at a conversion price equal to the lower of (a) $1.80 per share or (b) 90% of the closing sale price of the Company’s common stock on the date of conversion (subject to a floor conversion price of $0.10). On August 12, 2019, the July 2019 Note was amended to raise the floor conversion price from $0.10 to $0.50.  All other terms of the July 2019 Note remained unchanged.

The July 2019 Note bears interest at the rate of twenty-four percent (24%) per annum and is payable quarterly in arrears.  Unless sooner converted in the manner described below, all principal under the July 2019 Note, together with all accrued and unpaid interest thereupon, will be due and payable three years from the date of the issuance on July 31, 2022.  However, if stockholder approval of the conversion feature of the July 2019 Note is not obtained at the Company’s next annual meeting of stockholders, the maturity date will accelerate to the date that is fourteen days after the next annual meeting.  The July 2019 Note may be prepaid without penalty at any time after the it becomes convertible (at which time the holder will have the right to convert the it before prepayment thereof).

On the date that is six months after the issuance of the July 2019 Note, but subject to stockholder approval of the conversion feature described above, and for so long thereafter as any principal and accrued but unpaid interest under the July 2019 Note remains outstanding, the holder may convert the July 2019 Note, in whole or in part, into a number of shares of Company common stock equal to (i) the principal amount being converted, together with any accrued or unpaid interest thereon, divided by (ii) the conversion price in effect at the time of conversion. The July 2019 Note has customary conversion blockers at 4.99% and 9.99% unless otherwise agreed to by the Company and the holder.

In addition, on July 23, 2019, the Company entered into Amendment No. 1 to the Convertible Note Agreement, dated January 29, 2019, by the Company and Orbrex USA Co. Limited. Under the terms of this Amendment, the maturity date of the January 2019 Note was extended from July 29, 2020 to July 31, 2022. All other terms of the Convertible Note Agreement remain the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and, in the future, could affect actual results, and may cause actual results for the three and six months ended June 30, 2019 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet FDA regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, and other risk factors listed from time to time in our reports with the Securities and Exchange Commission (“SEC”), including, in particular, those set forth in Cesca’s Form 10-K for the year ended December 31, 2018.

Business Overview

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

Following the acquisition of SynGen, we utilized the SynGen assets, together with our own proprietary technology, to develop a novel proprietary CAR-TXpress™ platform that addresses the critical unmet need for better efficiency and cost-effectiveness for the emerging immune-oncology field, in particular, the chimeric antigen receptor T cell (“CAR-T”) market. Since the first quarter of 2018, the Company developed and launched three X-Series products, which provide superior performance in the processing of immunotherapy drugs: X-Lab®, X-Wash®, and X-BACS™.

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

CAR-TXpress™ Platform for Immuno-Oncology Applications addresses the critical unmet need for chemistry, manufacturing and controls (CMC) improvement of the emerging CAR-T therapies for cancer patients. CAR-TXpress eliminates the need of using the labor intensive and “open system” ficoll MNC purification process and traditional magnetic bead T-Cell selection process, thereby dramatically reducing processing time and increasing efficiency of the manufacturing process, which should reduce the overall manufacturing cost. The CAR-TXpress platform includes the following X-Series products:

●

X-Lab® System for Cell Isolation – a semi-automated, functionally-closed, ficoll-free, system for the rapid isolation of mononuclear cells (“MNCs”) with, or without, platelets from collected units of peripheral blood, cord blood, bone marrow aspirate or leukapheresis. On November 13, 2018, the Company announced that ThermoGenesis had filed a Device Master File (“MAF”) with the FDA for the X-LAB. The MAF contains all the relevant information that the FDA will need to allow principal investigators to include Cesca’s systems in their investigational new drug applications.

●

X-BACS™ System for Cell Purification – a semi-automated, functionally-closed system employs a microbubble/antibody reagent to isolate target cells by buoyancy-activated cell sorting (BACS). These microbubble/antibody reagents bind to user-selected target cells to increase their buoyancy and provide a complete separation from non-target cells during centrifugation and allowing the harvest of a highly purified population of target cells, with high recovery efficiency and cell viability.

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

Results of Operations for the Three Months Ended June 30, 2019 as Compared to the Three Months Ended June 30, 2018

Net Revenues

Consolidated net revenues for the three months ended June 30, 2019 were $4,305,000 compared to $2,004,000 for the three months ended June 30, 2018, an increase of $2,301,000 or 115%. The increase was driven by AXP and CAR-TXpress sales in the Device Segment. The AXP revenues increase was driven by approximately 550 cases sold to a distributor in China as compared to no cases sold to that distributor in the quarter ended June 30, 2018 and approximately 450 more cases were sold to domestic end users in the current quarter (resulting in approximately $1,900,000 more in AXP disposables revenue). Additionally, AXP device sales increased approximately $200,000 in the second quarter of 2019 as compared to the same period last year. This increase was driven by customers upgrading to AXP II devices in the current year. CAR-TXpress sales increased by $152,000 due to relaunching the product line in the second half of 2018. Sales in the Clinical Development Segment were flat compared to prior year.

	June 30, 2019	June 30, 2018
Device Segment:
AXP	$3,082,000	$915,000
BioArchive	784,000	760,000
Manual Disposables	205,000	229,000
CAR-TXpress	182,000	30,000
Other	8,000	24,000
	4,261,000	1,958,000
Clinical Development Segment:
Disposables	37,000	1,000
Other	7,000	45,000
	44,000	46,000
	$4,305,000	$2,004,000

Gross Profit

The Company’s gross profit was $1,951,000 or 45% of net revenues for the three months ended June 30, 2019, compared to $363,000 or 18% for three months ended June 30, 2018, an increase of $1,588,000. Device Segment gross profit margin increased to $1,964,000 or 46% for the three months ended June 30, 2019, compared to $366,000 or 19% for the three months ended June 30, 2018, an increase of $1,598,000. The increase was primarily due to the $2,167,000 increase in AXP sales, generating approximately $650,000 more from disposables and approximately $100,000 from sales of AXP II devices. Additionally, lower AXP disposable costs through price efficiencies from contract manufacturers decreased cost of goods expense related to AXP disposables by approximately $550,000 and reduced overhead expenses of approximately $200,000 as a result of the June 2018 reorganization. The remainder of the increase is due primarily to additional sales of CAR-TXpress which resulted in approximately $75,000 more gross profit.

Sales and Marketing Expenses

Consolidated sales and marketing expenses were $384,000 for the three months ended June 30, 2019, as compared to $359,000 for the three months ended June 30, 2018, an increase of $25,000 or 7%. The variance was driven by increased stock compensation expense for new options granted to ThermoGenesis employees during the current quarter.

Research and Development Expenses

Consolidated research and development expenses were $611,000 for the three months ended June 30, 2019, compared to $908,000 for the three months ended June 30, 2018, a decrease of $297,000 or 33%. Research and development expenses in the Device Segment decreased by $242,000 and in the Clinical Development Segment decreased by $53,000. The decrease in both segments is primarily due to a decline in personnel costs related to the June 2018 reorganization.

General and Administrative Expenses

Consolidated general and administrative expenses for the three months ended June 30, 2019 were $1,218,000, compared to $2,399,000 for the three months ended June 30, 2018, a decrease of $1,181,000 or 50%. The decrease is driven by the decline in personnel costs associated with the June 2018 reorganization and other headcount reductions in 2018 of approximately $250,000, severance expenses of $225,000, a one-time legal settlement of $150,000 and a loss on the disposal of fixed assets of $420,000 in the quarter ended June 30, 2018. The Company also eliminated its management bonus program in 2019, reducing expenses by $115,000.

Impairment Charges

The Company incurred impairment charges of $0 during the three months ended June 30, 2019 as compared to $27,202,000 during the three months ended June 30, 2018. During the quarter ended June 30, 2018, the Company experienced a significant and sustained decline in its stock price resulting in its market capitalization falling significantly below the recorded value of its consolidated assets. The Company performed a quantitative assessment which determined that the carrying amount for the Company’s goodwill and indefinite lived intangible assets relating to the clinical protocols exceeded its estimated fair value. As a result, impairment charges of $12,695,000 to goodwill and $14,507,000 to the intangible assets were recorded during the period to the Clinical Development Segment.

Interest Expense

Interest expense increased to $1,211,000 for the three months ended June 30, 2019 as compared to $733,000 for the three months ended June 30, 2018, an increase of $478,000.  The increase is driven by interest recorded and the amortization of the debt discount on the beneficial conversion feature related to the January 2019 Note of approximately $105,000, as well as approximately $325,000 more in interest expense and amortization of the debt discount on the beneficial conversion feature related to the Revolving Credit Agreement with Boyalife, for which amortization started in May 2018.

Benefit for Income Taxes

The income tax benefit to the Company was $0 in the three months ended June 30, 2019 as compared to $3,451,000 in the three months ended June 30, 2018. The income tax benefit for the three months ended June 30, 2018 was due to the impairment of the indefinite lived intangible assets for the clinical protocols and goodwill during the quarter ended June 30, 2018. The Company’s deferred tax liability was tied to the intangible assets and goodwill in the Clinical Development Segment. The impairment caused the deferred tax liability to decrease resulting in a $3,451,000 benefit for income taxes recorded in the period ended June 30, 2018. The current quarter had $0 income tax expense.

Results of Operations for the Six Months Ended June 30, 2019 as Compared to the Six Months Ended June 30, 2018

Net Revenues

Consolidated net revenues for the six months ended June 30, 2019 were $7,268,000, compared to $3,871,000, for the six months ended June 30, 2018, an increase of $3,397,000 or 88%. Device Segment revenues increased across all product lines. The AXP revenues increase was driven by the sale of 640 cases sold to a distributor in China as compared to no cases sold to that distributor in the quarter ended June 30, 2018 and 400 more cases were sold to domestic end users in the current quarter (resulting in approximately $1,900,000 more in AXP disposables revenue). Additionally, AXP device sales increased approximately $360,000 in the first six months of 2019 as compared to the same period last year. This increase was driven by customers upgrading to AXP II devices in the current year. BioArchive sales increased by $270,000 driven by the sale of one additional BioArchive device to our distributor in China. CAR-TXpress sales increased by $459,000 due to relaunching the product line in the second half of 2018. Sales in the Clinical Development Segment were $53,000 less than prior year due to reduced clinical services in India.

	June 30, 2019	June 30, 2018
Device Segment:
AXP	$4,405,000	$1,665,000
BioArchive	1,797,000	1,527,000
Manual Disposables	499,000	462,000
CAR-TXpress	489,000	30,000
Other	22,000	79,000
	7,212,000	3,763,000
Clinical Development Segment:
Disposables	44,000	23,000
Other	12,000	85,000
	56,000	108,000
	$7,268,000	$3,871,000

Gross Profit

The Company’s gross profit was $3,211,000 or 44% of net revenues for the six months ended June 30, 2019, compared to $715,000 or 18% for the six months ended June 30, 2018, an increase of $2,496,000.  Device Segment gross profit margin increased to $3,265,000 or 45% of net revenues for the six months ended June 30, 2019, compared to $727,000 or 19% of net revenues for the six months ended June 30, 2018, an increase of $2,538,000.  The increase was primarily due to increased AXP sales, generating approximately $800,000 more in gross profit from disposables and approximately $150,000 from sales of AXP II devices.  Additionally, lower AXP disposable costs through price efficiencies from contract manufacturers decreased cost of goods expense for AXP disposables by approximately $750,000 and reduced overhead expenses of approximately $450,000 driven by the June 2018 reorganization.  The remainder of the increase is due primarily to additional sales of CAR-TXpress which resulted in approximately $250,000 more gross profit.

Sales and Marketing Expenses

Consolidated sales and marketing expenses were $725,000 for the six months ended June 30, 2019, as compared to $685,000 for the six months ended June 30, 2018, an increase of $40,000 or 6%. The variance was driven by increased stock compensation expense for new options granted to ThermoGenesis employees during the current quarter.

Research and Development Expenses

Consolidated research and development expenses were $1,175,000 for the six months ended June 30, 2019, compared to $1,949,000 for the six months ended June 30, 2018, a decrease of $774,000 or 40%. Research and development in the Device Segment decreased by $568,000 and the Clinical Development Segment decreased by $206,000. The decrease in both segments is primarily due to a decline in personnel costs related to the June 2018 reorganization.

General and Administrative Expenses

Consolidated general and administrative expenses for the six months ended June 30, 2019 were $2,478,000, compared to $4,641,000 for the six months ended June 30, 2018, a decrease of $2,163,000 or 47%. The decrease was driven by the decline in personnel costs associated with the June 2018 reorganization and other headcount reductions of approximately $500,000, severance expenses of $225,000, a one-time legal settlement of $150,000 and a loss on the disposal of fixed assets of $420,000 in the six months ended June 30, 2018. The remainder of the decrease was due to a reduction of approximately $250,000 as the result of the Company eliminating the management bonus plan in 2019 and reduced legal expense of approximately $150,000 in the current year.

Impairment Charges

The Company incurred impairment charges of $0 during the six months ended June 30, 2019, as compared to impairment charges of $27,202,000 during the six months ended June 30, 2018. During the six months ended June 30, 2018, the Company experienced a significant and sustained decline in its stock price resulting in its market capitalization falling significantly below the recorded value of its consolidated assets. The Company performed a quantitative assessment which determined that the carrying amount for the Company’s goodwill and indefinite lived intangible assets relating to the clinical protocols exceeded its estimated fair value. As a result, impairment charges of $12,695,000 to goodwill and $14,507,000 to the intangible assets were recorded during the period to the Clinical Development Segment.

Interest Expense

Interest expense increased to $2,343,000 for the six months ended June 30, 2019 as compared to $1,093,000 for the six months ended June 30, 2018, an increase of $1,250,000.  The increase is driven by interest recorded and the amortization of the debt discount on the beneficial conversion feature related to the January 2019 Note of approximately $105,000, as well as approximately $1,000,000 more in interest and amortization of the debt discount on the beneficial conversion feature related to the Revolving Credit Agreement with Boyalife, for which amortization started in May 2018.

Benefit for Income Taxes

The income tax benefit decreased to $0 in the six months ended June 30, 2019, as compared to $3,451,000 in the six months ended June 30, 2018. The income tax benefit for the six months ended June 30, 2018 was due to the impairment of the indefinite lived intangible assets for the clinical protocols and goodwill during the six months ended June 30, 2018. The Company’s deferred tax liability was tied to the intangible assets and goodwill in the Clinical Development Segment. The impairment caused the deferred tax liability to decrease resulting in a $3,451,000 benefit for income taxes recorded in the period ended June 30, 2018. The current year has no income tax expense.

Liquidity and Capital Resources

At June 30, 2019, the Company had cash and cash equivalents of $2,424,000 and working capital of $3,374,000. This compares to cash and cash equivalents of $2,400,000 and working capital of $2,261,000 at December 31, 2018. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

The Company has a Revolving Credit Agreement with Boyalife Asset Holding II, Inc. As of June 30, 2019, the Company had drawn down $8,713,000 of the $10,000,000 available under the Credit Agreement. Future draw-downs may be limited for various reasons including default or foreign government policies that restrict or prohibit transferring funds. At the time of this filing, we are currently unable to draw down on the line of credit. This may change in the near future but there is no assurance that the line of credit will become available at such time when it is needed. Boyalife Asset Holding II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

The Company has incurred recurring operating losses and as of June 30, 2019 had an accumulated deficit of $230,603,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date. The Company anticipates requiring additional capital to grow the device business, to fund other operating expenses and to make interest payments on the line of credit with Boyalife. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company plans to seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to us, if at all.

Non-GAAP Measures

In addition to the results reported in accordance with US GAAP, we also use a non-GAAP measure, adjusted EBITDA, to evaluate operating performance and to facilitate the comparison of our historical results and trends.  The Company calculates adjusted EBITDA as income from operations less depreciation, amortization, stock compensation and impairment of intangible assets.  This financial measure is not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for loss as a measure of performance.  The calculation of this non-GAAP measure may not be comparable to similarly titled measures used by other companies.  Reconciliations to the most directly comparable GAAP measure are provided below.

Three months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,
	2019	2018
Net loss	$(1,475,000)	$(27,511,000)

Deduct:
Interest expense	(1,211,000)	(733,000)
Fair value change of derivative instruments and other	(2,000)	276,000
Benefit for income taxes	--	3,451,000
Loss from operations	$(262,000)	$(30,505,000)

Add:
Depreciation and amortization	190,000	174,000
Stock-based compensation expense	125,000	163,000
Impairment of intangible asset	--	27,202,000
Adjusted EBITDA	$53,000	$(2,966,000)

The adjusted EBITDA was $53,000 for the three months ended June 30, 2019 compared to a loss of $2,966,000 for the three months ended June 30, 2018.  The adjusted EBITDA increase as compared to the second quarter in the prior year was due to $1,588,000 in additional gross profit as the result of $2,301,000 higher sales, while decreasing overhead expenses and lower disposable costs through price efficiencies from contract manufacturers.  Additionally, the Company decreased salaried related expenses by approximately $600,000 in the current quarter as a result of the June 2018 reorganization and the elimination of other positions during 2018.  Prior year quarter ended June 30, 2018 also included severance expenses of $225,000, a one-time legal settlement of $150,000 and a loss on the disposal of fixed assets of $420,000.

Six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended June 30,
	2019	2018
Net Loss	$(3,521,000)	$(30,881,000)

Deduct:
Interest expense	(2,343,000)	(1,093,000)
Fair value change of derivative instruments and other	(11,000)	523,000
Benefit for income taxes	--	3,451,000
Loss from operations	$(1,167,000)	$(33,762,000)

Add:
Depreciation and amortization	402,000	333,000
Stock-based compensation expense	206,000	300,000
Impairment of intangible asset	--	27,202,000
Adjusted EBITDA	$(559,000)	$(5,927,000)

The adjusted EBITDA loss was $559,000 for the six months ended June 30, 2019 compared to a loss of $5,967,000 for the three months ended June 30, 2018.  The adjusted EBITDA increase for the first half of 2019 as compared to the prior year was due to $2,495,000 in additional gross profit as the result of $3,397,000 higher sales, while decreasing overhead expenses and lower disposable costs through price efficiencies from contract manufacturers.  Additionally, the Company decreased salaried related expenses by approximately $1,200,000 in the current quarter as a result of the June 2018 reorganization and the elimination of other positions during 2018.  Prior year six months ended June 30, 2018 also included severance expenses of $225,000, a one-time legal settlement of $150,000 and a loss on the disposal of fixed assets of $420,000.  Finally, the Company eliminated in the management bonus program for 2019, resulting in savings of approximately $350,000 for the first six months of 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cesca is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide information under this item.

Item 4. Controls and Procedures

Cesca carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Principal Accounting Officer (principal financial officer), of the effectiveness of the design and operation of Cesca’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) or 15d-15(e)) as of June 30, 2019. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, Cesca’s Chief Executive Officer and Principal Accounting Officer have both concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

There were no changes in Cesca’s internal controls over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

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

On August 12, 2019, the Company and Orbrex (USA) Co. Limited (“Orbrex”) entered into an amendment to the Convertible Promissory Note in the original principal amount of $1,000,000 issued by the Company to Orbrex on July 23, 2019 (the “July 2019 Note”).  The amendment, which was deemed to be effective as of July 23, 2019, changed the floor conversion price in the July 2019 Note from $0.10 to $0.50.

Item 6.	Exhibits.

An index of exhibits is found on page 33 of this report.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporated by Reference
3.1	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of Cesca Therapeutics Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on June 4, 2019.
4.1	Form of Pre-Funded Common Stock Purchase Warrant.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on April 25, 2019.
4.2	Form of Convertible Promissory Note.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on July 29, 2019.
4.3	Amendment No. 1 to the Convertible Note, dated July 23, 2019, between Cesca Therapeutics Inc. and Orbrex USA Co.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 29, 2019
10.1	Securities Purchase Agreement, dated April 18, 2019, between Cesca Therapeutics Inc. and the Purchaser identified on the signature pages thereto.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 25, 2019.
10.2	Third Amendment to Cesca Therapeutics Inc. Amended 2016 Equity Incentive Plan Dated December 14, 2018.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 4, 2019
10.3	Securities Purchase Agreement, dated July 23, 2019, between Cesca Therapeutics Inc. and the Purchaser identified on the signature page thereto.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 29, 2019
10.4	Amendment No. 1 to the Convertible Promissory Note, Dated July 23, 2019 between Cesca therapeutics Inc. and Orbrex USA Co.	Filed herewith
10.5	Cesca Therapeutics Inc. Amended 2016 Equity Incentive Plan	Filed herewith
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

Cesca Therapeutics Inc. (Registrant)

Dated: August 13, 2019	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)
Dated: August 13, 2019	/s/ Jeff Cauble
Jeff Cauble Principal Financial and Accounting Officer (Principal Financial Officer and Principal Accounting Officer)