Form 10-Q
period 2019-09-30
ThermoGenesis Holdings, Inc.
filed 2019-11-19
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019.

or

___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-16375 ThermoGenesis Holdings, Inc. (formerly known as Cesca Therapeutics Inc.) (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

2711 Citrus Road Rancho Cordova, California 95742 (Address of principal executive offices) (Zip Code)

(916) 858-5100 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	THMO	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2019
Common stock, $.001 par value	2,843,601

ThermoGenesis Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,800,000	$2,400,000
Accounts receivable, net of allowance for doubtful accounts of $278,000 ($419,000 at December 31, 2018)	4,470,000	1,509,000
Inventories, net of reserves of $399,000 ($258,000 at December 31, 2018)	3,405,000	4,493,000
Prepaid expenses and other current assets	451,000	224,000
Total current assets	11,126,000	8,626,000

Restricted cash – long term	1,000,000	1,000,000
Equipment and leasehold improvements, net	2,251,000	2,562,000
Right-of-use operating lease assets, net	887,000	--
Goodwill	781,000	781,000
Intangible assets, net	1,498,000	1,591,000
Other assets	48,000	51,000
Total assets	$17,591,000	$14,611,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,874,000	$2,423,000
Accrued payroll and related expenses	404,000	703,000
Deferred revenue – short term	840,000	485,000
Interest payable – related party	1,398,000	1,513,000
Other current liabilities	1,175,000	1,241,000
Total current liabilities	5,691,000	6,365,000

Convertible promissory note – related party, less debt discount of $5,781,000 ($6,026,000 at December 31, 2018)	2,932,000	1,174,000
Convertible promissory note, plus debt premium of $80,000 ($0 at December 31, 2018)	665,000	--
Note payable	1,000,000	--
Operating lease obligations – long term	794,000	--
Deferred revenue – long term	1,855,000	303,000
Other noncurrent liabilities	23,000	38,000
Total liabilities	12,960,000	7,880,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; none issued and outstanding	--	--

Common stock, $0.001 par value; 350,000,000 shares authorized; 2,704,837 issued and outstanding (2,168,337 at December 31, 2018)	3,000	2,000
Additional paid in capital	236,830,000	235,888,000
Accumulated deficit	(232,885,000)	(227,435,000)
Accumulated other comprehensive loss	(4,000)	(13,000)
Total ThermoGenesis Holdings, Inc. stockholders’ equity	3,944,000	8,442,000

Noncontrolling interest	687,000	(1,711,000)
Total stockholders’ equity	4,631,000	6,731,000
Total liabilities and stockholders’ equity	$17,591,000	$14,611,000

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net revenues	$4,058,000	$3,113,000	$11,325,000	$6,984,000
Cost of revenues	2,163,000	2,458,000	6,220,000	5,614,000

Gross profit	1,895,000	655,000	5,105,000	1,370,000

Expenses:

Sales and marketing	502,000	364,000	1,227,000	1,048,000
Research and development	584,000	611,000	1,758,000	2,560,000
General and administrative	1,139,000	1,615,000	3,617,000	6,256,000
Impairment charges	--	--	--	27,202,000

Total operating expenses	2,225,000	2,590,000	6,602,000	37,066,000

Loss from operations	(330,000)	(1,935,000)	(1,497,000)	(35,696,000)
Other income (expense):
Fair value change of derivative instruments	(2,000)	24,000	(2,000)	591,000
Interest expense	(1,188,000)	(835,000)	(3,531,000)	(1,928,000)
Loss on extinguishment of debt	(840,000)	--	(840,000)	--
Other expense	(13,000)	(18,000)	(25,000)	(63,000)

Total other expense	(2,043,000)	(829,000)	(4,398,000)	(1,400,000)
Loss before benefit for income taxes	(2,373,000)	(2,764,000)	(5,895,000)	(37,096,000)
Benefit for income taxes	--	--	--	3,451,000
Net loss	(2,373,000)	(2,764,000)	(5,895,000)	(33,645,000)

Loss attributable to noncontrolling interests	(91,000)	(175,000)	(445,000)	(1,088,000)
Net loss attributable to common stockholders	$(2,282,000)	$(2,589,000)	$(5,450,000)	$(32,557,000)

COMPREHENSIVE LOSS
Net loss	(2,373,000)	$(2,764,000)	(5,895,000)	$(33,645,000)
Other comprehensive loss:
Foreign currency translation adjustments	16,000	23,000	9,000	51,000
Comprehensive loss	(2,357,000)	(2,741,000)	(5,886,000)	(33,594,000)

Comprehensive loss attributable to noncontrolling interests	(91,000)	(175,000)	(445,000)	(1,088,000)
Comprehensive loss attributable to common stockholders	$(2,266,000)	$(2,566,000)	$(5,441,000)	$(32,506,000)

Per share data:

Basic and diluted net loss per common share	$(0.78)	$(1.17)	$(2.00)	$(19.90)

Weighted average common shares outstanding basic and diluted	2,913,198	2,214,600	2,720,502	1,636,299

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2019

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCI*	Non-Controlling Interests	Total Equity
Balance at January 1, 2019	2,168,337	$2,000	$235,888,000	$(227,435,000)	$(13,000)	$(1,711,000)	$6,731,000

Stock-based compensation	--	--	81,000	--	--	--	81,000
Exercise of pre-funded warrants	50,000	--	5,000	--	--	--	5,000
Discount due to beneficial conversion features	--	--	1,513,000	--	--	--	1,513,000
Reorganization of subsidiary and related change in non-controlling interest	--	--	(2,843,000)	--	--	2,843,000	--
Foreign currency translation	--	--	--	--	(4,000)	--	(4,000)
Net loss	--	--	--	(1,871,000)	--	(176,000)	(2,047,000)
Balance at March 31, 2019	2,218,337	$2,000	$234,644,000	$(229,306,000)	$(17,000)	$956,000	$6,279,000

Stock-based compensation	--	--	125,000	--	-	--	125,000
Exercise of pre-funded warrants	150,000	--	18,000	--	--	--	18,000
Discount due to beneficial conversion features	--	--	800,000	--	--	--	800,000
Issuance of pre-funded warrants in financing, net of offering costs	--	--	756,000	--	--	--	756,000
Foreign currency translation	--	--	--	--	(3,000)	--	(3,000)
Net loss	--	--	--	(1,297,000)	--	(178,000)	(1,475,000)
Balance at June 30, 2019	2,368,337	$2,000	$236,343,000	$(230,603,000)	$(20,000)	$778,000	$6,500,000

Stock-based compensation	--	--	253,000	--	--	--	253,000
Exercise of pre-funded warrants	216,500	1,000	18,000	--	--	--	19,000
Conversion of note payable to stock	120,000	--	216,000	--	--	--	216,000
Foreign currency translation	--	--	--	--	16,000		16,000
Net loss	--	--	--	(2,282,000)	--	(91,000)	(2,373,000)
Balance at September 30, 2019	2,704,837	$3,000	$236,830,000	$(232,885,000)	$(4,000)	$687,000	$4,631,000

* Accumulated other comprehensive loss.

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2018

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCI*	Non-Controlling Interests	Total Equity
Balance at January 1, 2018	1,090,664	$1,000	$221,381,000	$(187,640,000)	$(43,000)	$(487,000)	$33,212,000

Stock-based compensation	--	--	137,000	--	--	--	137,000
Issuance of common stock and pre-funded warrants, net of offering costs	60,697	--	1,213,000	--	--	--	1,213,000
Cumulative-effect adjustment from adoption of ASC 606	--	--	--	(79,000)	--	--	(79,000)
Foreign currency translation	--	--	--	--	7,000	--	7,000
Net loss	--	--	--	(2,960,000)		(410,000)	(3,370,000)
Balance at March 31, 2018	1,151,361	$1,000	$222,731,000	$(190,679,000)	$(36,000)	$(897,000)	$31,120,000

Stock-based compensation	42	--	163,000	--	--	--	163,000
Issuance of common stock and pre-funded warrants, net of offering costs	647,497	1,000	4,791,000	--	--	--	4,792,000
Exercise of pre-funded warrants	269,167	--	27,000	--	--	--	27,000
Discount due to beneficial conversion features	--	--	7,200,000	--	--	--	7,200,000
Foreign currency translation	--	--	--	--	21,000	--	21,000
Net loss	--	--	--	(27,008,000)		(503,000)	(27,511,000)
Balance at June 30, 2018	2,068,067	$2,000	$234,912,000	$(217,687,000)	$(15,000)	$(1,400,000)	$15,812,000

Stock-based compensation	--	--	175,000	--	--	--	175,000
Issuance of common stock and pre-funded warrants, net of offering costs	100,000	--	624,000	--	--	--	624,000
Cumulative-effect adjustment from adoption of ASC 606	--	--	--	--	--	--	--
Foreign currency translation	--	--	--	--	23,000	--	23,000
Net loss	--	--	--	(2,589,000)	--	(175,000)	(2,764,000)
Balance at September 30, 2018	2,168,067	$2,000	$235,711,000	$(220,276,000)	$8,000	$(1,575,000)	$13,870,000

* Accumulated other comprehensive loss.

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,895,000)	$(33,645,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	604,000	506,000
Stock based compensation expense	459,000	475,000
Amortization of debt discount	1,799,000	800,000
(Recovery of)/reserve for excess and slow-moving inventories	141,000	(126,000)
(Recovery of)/reserve for bad debt expense	(53,000)	75,000
Change in fair value of derivative	2,000	(591,000)
Deferred income tax benefit	--	(3,451,000)
Loss on disposal of equipment	20,000	451,000
Loss on extinguishment of debt	840,000	--
Impairment of intangible asset	--	27,202,000
Net change in operating assets and liabilities:
Accounts receivable	(2,908,000)	543,000
Inventories	980,000	336,000
Prepaid expenses and other assets	(227,000)	304,000
Accounts payable	(542,000)	(407,000)
Related party payable	(116,000)	(135,000)
Accrued payroll and related expenses	(298,000)	(147,000)
Deferred revenue	354,000	66,000
Other current liabilities	(145,000)	314,000
Long term deferred revenue and other noncurrent liabilities	1,467,000	(1,000)
Net cash used in operating activities	(3,518,000)	(7,431,000)
Cash flows from investing activities:
Capital expenditures	(178,000)	(985,000)
Net cash used in investing activities	(178,000)	(985,000)
Cash flows from financing activities:
Payments on finance lease obligations	(15,000)	(28,000)
Proceeds from long-term debt	1,800,000	--
Proceeds from convertible promissory note – related party	1,513,000	500,000
Proceeds from exercise of pre-funded warrants	42,000	--
Proceeds from issuance of common stock and pre-funded warrants	756,000	6,655,000
Net cash provided by financing activities	4,096,000	7,127,000
Effects of exchange rate changes on cash and cash equivalents	--	(4,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	400,000	(1,293,000)
Cash, cash equivalents and restricted cash at beginning of period	3,400,000	3,513,000
Cash, cash equivalents and restricted cash at end of period	$3,800,000	$2,220,000
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,613,000	$664,000
Supplemental non-cash financing and investing information:
Recording of beneficial conversion feature on debt	$2,313,000	$7,200,000
Right-to-use asset acquired under operating lease	$966,000	$--
Conversion of debt to common stock	$216,000	$--
Fair value of amended convertible note issued in connection with the extinguishment of original convertible note	$1,473,000	$--
Transfer of equipment to inventories	$33,000	$172,000
Transfer of inventories to equipment	$--	$420,000

See accompanying notes.

ThermoGenesis Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization and Basis of Presentation

ThermoGenesis Holdings, Inc. (“ThermoGenesis Holdings,” or the “Company”), formerly known as Cesca Therapeutics Inc., develops, commercializes and markets a range of automated technologies for CAR-T and other cell-based therapies. The Company currently markets a full suite of solutions for automated clinical biobanking, point-of-care applications, and automation for immuno-oncology, including its semi-automated, functionally closed CAR-TXpress™ platform, which streamlines the manufacturing process for the emerging CAR-T immunotherapy market. The Company was founded in 1986 and is registered in the State of Delaware and headquartered in Rancho Cordova, CA.

ThermoGenesis Corp. (ThermoGenesis Corp), the Company’s fully owned device subsidiary, provides the AutoXpress® and BioArchive® platforms for automated clinical bio-banking, PXP® platform for point-of-care cell-based therapies and CAR-TXpress™ platform under development for bio-manufacturing for immuno-oncology applications.  The Company, along with its fully owned device subsidiary, currently manufactures and markets the following products:

For Clinical Bio-Banking Applications:

•	AXP® Automated Cell Separation System – an automated, fully closed cell separation system for isolating and retrieving stem and progenitor cells from umbilical cord blood.

•

BioArchive® Automated Cryopreservation System – an automated, robotic, liquid nitrogen controlled-rate-freezing and cryogenic storage system for cord blood samples and cell therapeutic products used in clinical applications.

For Point-of-Care Applications:

•

PXP® Point-of-Care System – an automated, fully closed, sterile system allows for the rapid, automated processing of autologous peripheral blood or bone marrow aspirate derived stem cells at the point-of-care, such as surgical centers or clinics.

For Large Scale Cell Processing and Biomanufacturing:

•

X-Series Products: X-Lab® for cell isolation, X-Wash® System for cell washing and reformulation, X-Mini® for high efficiency small scale cell purification, and X-BACS™ System under development for large scale cell purification using our proprietary buoyance-activated cell sorting (BACS) technology.

•

CAR-TXpress™ Platform – a modular designed, functionally closed platform that addresses the critical unmet need for large scale cellular processing and chemistry, manufacturing and controls (CMC) needs for manufacturing chimeric antigen receptor (CAR) T cell therapies.

On January 1, 2019, the Company entered into a reorganization of the business and equity ownership of its majority-owned ThermoGenesis Corp. subsidiary.  Pursuant to the reorganization, the assets acquired by ThermoGenesis Corp. from SynGen Inc. in July 2017 were contributed to a newly formed Delaware subsidiary of ThermoGenesis Corp. named CARTXpress Bio, Inc. (CARTXpress Bio) and the 20% interest in ThermoGenesis Corp. held by a third party was exchanged for a 20% interest in CARTXpress Bio.  As a result, the Company holds an 80% equity interest in CARTXpress Bio and the Company has become the owner of 100% of ThermoGenesis Corp.  The purpose of the reorganization is to allow CARTXpress Bio to focus on the development and commercialization of the newly launched CARTXpress Bio cellular manufacturing platform.

The Company reacquired the non-controlling interest shares in ThermoGenesis Corp. with a deficit of $1,711,000 in exchange for 20% equity interest in the newly created subsidiary, CARTXpress Bio, which approximates $1,100,000.  The total amount of $2,843,000 related to reorganization of subsidiary and related change in non-controlling interest was recorded in the statement of stockholders’ equity.

ThermoGenesis Holdings is an affiliate of the Boyalife Group, a global diversified life science holding company that focuses on stem cell technology and cell-based therapeutics.

Recent Corporate Name Change

On November 1, 2019, Cesca Therapeutics Inc. changed its corporate name to ThermoGenesis Holdings, Inc. in order to better reflect its new strategic focus on becoming a key solution provider for cell manufacturing tools and services in the cell and gene therapy markets.

Reverse Stock Split

On June 4, 2019, the Company effected a one (1) for ten (10) reverse stock split of its issued and outstanding common stock.  The total number of shares of common stock authorized for issuance by the Company of 350,000,000 shares did not change in connection with the reverse stock split.

All historical share amounts disclosed herein have been retroactively restated to reflect the reverse split and subsequent share exchange.  No fractional shares were issued as a result of the reverse stock split, as fractional shares of common stock were rounded up to the nearest whole share.

Liquidity and Going Concern

The Company has a Revolving Credit Agreement (Credit Agreement) with Boyalife Asset Holding II, Inc. (Refer to Note 3). As of September 30, 2019, the Company had drawn down $8,713,000 of the $10,000,000 available under the Credit Agreement. Future draw-downs may be limited for various reasons including default or foreign government policies that restrict or prohibit transferring funds. At the time of this filing, we are currently unable to draw down on the line of credit. This may change in the near future but there is no assurance that the line of credit will become available at such time when it is needed. Boyalife Asset Holding II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

At September 30, 2019, the Company had cash and cash equivalents of $2,800,000 and working capital of $5,435,000, as compared to $2,400,000 and $2,261,000 respectively at December 31, 2018.  These recurring losses raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. The Company anticipates requiring additional capital to grow the business, to fund other operating expenses and to make interest payments on the line of credit with Boyalife Asset Holding II, Inc.  The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ThermoGenesis Holdings and its wholly-owned subsidiaries, ThermoGenesis Corp. and TotipotentRX Cell Therapy, Pvt. Ltd and ThermoGenesis Corp’s majority-owned subsidiary, CARTXpress Bio. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ThermoGenesis Holdings Annual Report on Form 10-K for the year ended December 31, 2018.

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

The impact of adoption did not have a material impact to the Company as of January 1, 2019 as the Company’s finance leases are immaterial and its operating leases had terms shorter than one year.  In January 2019, the Company signed an amendment to its lease for office space at its corporate headquarters in Rancho Cordova, CA.  The amendment extended the lease term by five years and was accounted for as a modification.  At that time, the Company recorded lease assets and liabilities of $966,000 and no cumulative effect adjustment to retained earnings.

Revenue Recognition

Revenue is recognized based on the five-step process outlined in Accounting Standards Codification (ASC) 606.

The following tables summarize the revenues of the Company’s reportable segments and product lines:

	Three Months Ended September 30, 2019
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
Device Segment:
AXP	$2,255,000	$51,000	$--	$2,306,000
BioArchive	243,000	351,000	--	594,000
Manual Disposables	212,000	--	--	212,000
CAR-TXpress	875,000	6,000	33,000	914,000
Other	--	--	19,000	19,000
Total Device Segment	3,585,000	408,000	52,000	4,045,000
Clinical Development Segment:
Manual Disposables	9,000	--	--	9,000
Other	--	4,000	--	4,000
Total Clinical Development	9,000	4,000	--	13,000
Total	3,594,000	412,000	52,000	$4,058,000

	Nine Months Ended September 30, 2019
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
Device Segment:
AXP	$6,550,000	$160,000	$--	$6,710,000
BioArchive	1,274,000	1,117,000	--	2,391,000
Manual Disposables	711,000	--	--	711,000
CAR-TXpress	1,365,000	6,000	33,000	1,404,000
Other	--	--	40,000	40,000
Total Device Segment	9,900,000	1,283,000	73,000	11,256,000
Clinical Development Segment:
Manual Disposables	53,000	--	--	53,000
Other	5,000	11,000	--	16,000
Total Clinical Development	58,000	11,000	--	69,000
Total	9,958,000	1,294,000	73,000	11,325,000

	Three Months Ended September 30, 2018
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
Device Segment:
AXP	$1,396,000	$70,000	$--	$1,466,000
BioArchive	485,000	314,000	--	799,000
Manual Disposables	254,000	--	--	254,000
CAR-TXpress	517,000	--	--	517,000
Other	--	--	23,000	23,000
Total Device Segment	2,652,000	384,000	23,000	3,059,000
Clinical Development Segment:
Manual Disposables	8,000	--	--	8,000
Bone Marrow	--	40,000	--	40,000
Other	--	6,000	--	6,000
Total Clinical Development	8,000	46,000	--	54,000
Total	$2,660,000	$430,000	$23,000	$3,113,000

	Nine Months Ended September 30, 2018
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
Device Segment:
AXP	$2,930,000	$201,000	$--	$3,131,000
BioArchive	1,357,000	969,000	--	2,326,000
Manual Disposables	716,000	--	--	716,000
CAR-TXpress	547,000	--	--	547,000
Other	46,000	--	56,000	102,000
Total Device Segment	5,596,000	1,170,000	56,000	6,822,000
Clinical Development Segment:
Manual Disposables	31,000	--	--	31,000
Bone Marrow	--	101,000	--	101,000
Other	--	30,000	--	30,000
Total Clinical Development	31,000	131,000	--	162,000
Total	$5,627,000	$1,301,000	$56,000	$6,984,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the consolidated balance sheet). Revenues recognized during the three and nine months ended September 30, 2019 that were included in the beginning balance of deferred revenue were $50,000 and $480,000, respectively. Short term deferred revenues increased from $485,000 at December 31, 2018 to $840,000 at September 30, 2019.

Supply Agreement

On August 30, 2019, the Company entered into a supply agreement with a global distributor for substantially all X-Series® products under the CAR-TXpress™ platform (the “Products”). The agreement has an initial term of five years with automatic two-year renewal terms, unless terminated by either party in accordance with the terms of the agreement. Pursuant to the agreement, the Company has granted exclusive worldwide distribution rights for X-Series products, for the duration of the term, subject to certain geographical and other exceptions. In addition, the Company has granted rights of first refusal for the exclusive worldwide distribution of certain future products developed or introduced by the Company relating to cell isolation or cell selection, including any such products substantially related or similar to the Products (the “ROFR Products”). As consideration for the exclusive worldwide distribution rights for the Products and ROFR Products, the Company will receive a $2,000,000 fee, in addition to any amounts payable throughout the term for the Products and any ROFR Products. The agreement also contains an option, exercisable by the global distributor at any time following January 1, 2021, to become the manufacturer for all or any portion of the Products.

The agreement contains covenants by the Company to negotiate in good faith regarding price reductions for the Products and, commencing in 2020, cost reduction efforts with respect to development and manufacture of the Products. Moreover, the agreement contains a most-favored customer provision with respect to the pricing made available for the Products during the term. The agreement contains mutual indemnification provisions, as well as standard warranties with respect to the Products, including that the Products supplied and the services provided (including customer support services for Products sold) be manufactured or performed, as applicable, in a first class, workmanlike manner by personnel properly trained.

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

The Company has two reportable business segments:

●

The Device Segment, engages in the development and commercialization of automated technologies for cell-based therapeutics and bio-processing. The device division is operated through the Company’s ThermoGenesis Corp. subsidiary.

●	The Clinical Development Segment, utilizes autologous stem cell-based therapeutics in the vascular and orthopedic markets through the Company’s TotipotentRX subsidiary in Gurgaon, India.

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding plus the pre-funded warrants (as described in Footnote 8). For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration and have no vesting or other contingencies associated with them. There were 324,444 pre-funded warrants included in the quarter ended September 30, 2019 calculation. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents noted below is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at September 30:

	2019	2018
Common stock equivalents of convertible promissory notes and accrued interest	6,013,667	4,626,667
Vested Series A warrants	40,442	40,442
Unvested Series A warrants(1)	69,853	69,853
Warrants – other	1,300,091	1,319,728
Stock options	296,029	118,830
Total	7,720,082	6,175,520

______________

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

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Investment Fund II, Inc., which later merged into Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board of Directors. The Credit Agreement and its subsequent amendments, grants to the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). The Company has drawn down a total of $8,713,000 and $7,200,000 as of September 30, 2019 and December 31, 2018, respectively. The Company’s ability to draw-down the remaining $1,287,000 may be impacted by reasons such as default or foreign government policies that restrict or prohibit transferring funds. At the time of this filing, we are currently unable to draw down on the line of credit. This may change in the near future but there is no assurance that the line of credit will become available at such time when it is needed.

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

It was concluded that the conversion option contained a beneficial conversion feature and as a result of the modifications to the conversion price, the Company recorded a debt discount in the amount of $7,200,000 and added $1,513,000 to the debt discount as a result of the draw-down during the quarter ended March 31, 2019.  Such discount represented the fair value of the incremental shares up to the proceeds received from the convertible notes.  The Company amortized $586,000 and $1,758,000 of such debt discount to interest expense for the three and nine months ended September 30, 2019, and $450,000 and $800,000 for the three and nine months ended September 30, 2018.  In addition to the amortization, the Company also recorded interest expense of $471,000 and $1,398,000 during the three and nine months ended September 30, 2019, and $385,000 and $1,128,000 for the three and nine months ended September 30, 2018.  As of September 30, 2019, the Company had an interest payable balance of $1,398,000 as compared to $1,513,000 at December 31, 2018 related to the Note.

Distributor Agreement

On August 21, 2017, the Company entered into an International Distributor Agreement with Boyalife W.S.N. Under the terms of the agreement, Boyalife W.S.N. was granted the exclusive right, subject to existing distributors and customers (if any), to develop, sell to, and service a customer base for ThermoGenesis’ AXP® (AutoXpress®) System and BioArchive® System in the People’s Republic of China (excluding Hong Kong and Taiwan), Singapore, Indonesia, and the Philippines (the “Territories”).  Boyalife W.S.N. is an affiliate of our Chief Executive Officer and Chairman of our Board of Directors, and Boyalife (Hong Kong) Limited, our largest stockholder. Boyalife W.S.N.’s rights under the agreement include the exclusive right to distribute AXP® Disposable Blood Processing Sets and use rights to the AutoXpress® System, BioArchive System and other accessories used for the processing of stem cells from cord blood in the Territories. Boyalife W.S.N. is also appointed as the exclusive service provider to provide repairs and preventative maintenance to our products in the Territories.

The term of the agreement is for three years with the Company having the right to renew the agreement for successive two-year periods at its option. However, the Company has the right to terminate the agreement early if Boyalife W.S.N. fails to meet specified minimum purchase requirements.

During the three and nine months ended September 30, 2019, the Company recorded revenues from Boyalife of $214,000 and $794,000, and $267,000 and $536,000 for the three and nine months ended September 30, 2018 respectively, related to the aforementioned distributor agreement.

License Agreement

On March 12, 2018, ThermoGenesis entered into a License Agreement (the “Agreement”) with IncoCell Tianjin Ltd., a wholly-owned subsidiary of Boyalife Group (IncoCell). Boyalife Group is an affiliate of the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Boyalife (Hong Kong) Limited, the Company’s largest stockholder.  Under the terms of the Agreement, ThermoGenesis granted IncoCell an exclusive license to use the ThermoGenesis X-Series® products in the conduct of IncoCell’s contract manufacturing and development operations in the People’s Republic of China, Japan, South Korea, Taiwan, Hong Kong, Macau, Singapore, Malaysia, Indonesia and India (the “Territories”).

Pursuant to the terms of the Agreement, ThermoGenesis granted IncoCell an exclusive license to purchase and use, at a discounted purchase price, X-Series cellular processing research devices, consumables, and kits for use in the conduct of contract manufacturing and development services in the Territories. In exchange, ThermoGenesis is entitled to a percentage of IncoCell’s gross contract development revenues, including any potential upfront payments, future milestones or royalty payments, during the term of the Agreement. The term of the Agreement is ten years, provided that either party may terminate the Agreement earlier upon ninety (90) days’ prior notice to the other party. The Company recorded revenue of $82,000 related to product sales under this agreement during the three and nine months ended September 30, 2019, and $7,000 for the three and nine months ended September 30, 2018. The Company recorded no revenue under the contract development portion of the Agreement for the three and nine months ended September 30, 2019 and 2018.

4.	Convertible Promissory Note

On January 29, 2019, the Company agreed to issue and sell an unsecured note payable to an accredited investor (the “Accredited Investor”) for an aggregate of $800,000 face value (the “January 2019 Note”) that, after six months, is convertible into shares of the Company's common stock at a conversion price equal to the lower of (a) $1.80 per share or (2) 90% of the closing sale price of the Company’s common stock on the date of conversion (subject to a floor conversion price of $0.50).

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

On the date that is six months after the issuance of the January 2019 Note, and for so long thereafter as any principal and accrued but unpaid interest under the January 2019 Note remains outstanding, the holder of the January 2019 Note may convert such holder’s January 2019 Note, in whole or in part, into a number of shares of the Company’s common stock equal to (i) the principal amount being converted, together with any accrued or unpaid interest thereon, divided by (ii) the conversion price in effect at the time of conversion.  The January 2019 Note has customary conversion blockers at 4.99% and 9.99% unless otherwise agreed to by the Company and the holder. It was concluded that the conversion option was beneficial. Accordingly, the Company recorded a debt discount in the amount of $800,000, upon stockholder approval of the conversion feature, which occurred on May 30, 2019.  The discount represented the fair value of the incremental shares up to the proceeds received from the convertible note.  The Company amortized $60,000 and $117,000 of the debt discount to interest expense for the three and nine months ended September 30, 2019, respectively.

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

On July 23, 2019, the Company entered into Amendment No. 1 to the January 2019 Note (“Amended Note”). Under the terms of the amendment, the maturity date of the January 2019 Note was extended from July 29, 2020 to July 31, 2022.  All other terms of the January 2019 Note remain the same.  The Amended Note was accounted for as an extinguishment of the January 2019 Note as the change in the fair value of the embedded conversion option featured in the January 2019 Note immediately before and after the amendment exceeded 10% of the carrying amount of the January 2019 Note. According, the Company recorded a loss on the constructive extinguishment of this debt in the amount of $840,000.  The fair value of the Amended Note, which amounted to $1,473,000 was recorded as liability.  The Company also evaluated the conversion option embedded in the Amended Note and determined it was beneficial. Accordingly, the Company recorded a debt discount in the amount of $556,000 on the Amended Note.  The Company amortized $20,000 and $57,000 of the debt discount for the January 2019 Note to interest expense for the three and nine months ended September 30, 2019, respectively. The Company utilized a Monte Carlo simulation model to determine the fair value of the Amended Note. The key assumptions used in the simulation model were:

Stock price at date of issuance	$3.05
Exercise price(1)	$1.80
Risk-free interest rate	1.8%
Expected dividend yield	--
Expected term (in years)	3.02
Expected volatility	93%

(1)

For the exercise price, the model inputs also accounted for the fair value protection under the Amended Note, which allows for the holder to convert at the lower of $1.80 share or 90% of the listed price of the stock on the day of conversion, whichever is lower (subject to a floor of $0.50).

During the quarter ended September 30, 2019, the holder converted a portion of the face value of the note into shares of common stock.  In total, $216,000 was converted into 120,000 shares of common stock.  Additionally, the unamortized premium for the portion of the note that was converted of $30,000 was recorded to interest expense during the quarter ended September 30, 2019.

On July 23, 2019, the Company entered into a private placement with the Accredited Investor, pursuant to which the Company issued and sold to such investor an unsecured convertible promissory note in the original principal amount of $1,000,000 (the “July 2019 Note”).   After six months and subject to the receipt of stockholder approval of the conversion feature of the July 2019 Note, such note is convertible into shares of the Company's common stock at a conversion price equal to the lower of (a) $1.80 per share or (b) 90% of the closing sale price of the Company’s common stock on the date of conversion (subject to a floor conversion price of $0.50).  The July 2019 Note bears interest at the rate of twenty-four percent (24%) per annum and is payable quarterly in arrears.  Unless sooner converted in the manner described below, all principal under the July 2019 Note, together with all accrued and unpaid interest thereupon, will be due and payable three years from the date of the issuance on July 31, 2022.  However, if stockholder approval of the conversion feature of the July 2019 Note is not obtained at the Company’s next annual meeting of stockholders (expected to be in the second quarter of 2020), the maturity date will accelerate to the date that is fourteen days after the next annual meeting.

The July 2019 Note may be prepaid without penalty at any time after it becomes convertible (at which time the holder will have the right to convert it before prepayment thereof). On the date that is six months after the issuance of the July 2019 Note and after receiving stockholder approval of the conversion feature described above, the holder may convert the July 2019 Note, in whole or in part, into a number of shares of the Company’s common stock equal to (i) the principal amount being converted, together with any accrued or unpaid interest thereon, divided by (ii) the conversion price in effect at the time of conversion.  The Company has accounted for the July 2019 Note as a debt instrument until such time the conversion feature is approved by the Company’s stockholders. The Company will account for the conversion feature at the time of its effectiveness if approved.

5.	Leases

The Company determines whether a contract contains a lease at inception.  Our material operating lease consists of office space which has a remaining term of 4.7 years.  Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods.

Operating Leases

Operating lease assets and liabilities are recognized at the lease commencement date.  Operating lease liabilities represent the present value of remaining minimum lease payments.  Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets.  To determine the present value of lease payments not yet paid, we use the Company’s cost of capital based on existing debt instruments.  Our material leases typically contain rent escalations over the lease term.  We recognize expense for these leases on a straight-line basis over the lease term.

The following summarizes the Company’s operating leases:

September 30, 2019
Right-of-use operating lease assets, net	$887,000
Current lease liability	110,000
Non-current lease liability	794,000

September 30, 2019
Weighted average remaining lease term	4.7
Discount rate	22%

Maturities of lease liabilities by calendar year for our operating leases are as follows:

Period of October 1, 2019 through December 31, 2019	$74,000
2020	301,000
2021	310,000
2022	319,000
2023	329,000
2024	138,000
Total lease payments	$1,471,000
Less: imputed interest	(567,000)
Present value of operating lease liabilities	$904,000

Statement of Cash Flows

In January 2019, the Company signed an amendment to its lease for office space at its corporate headquarters in Rancho Cordova, CA.  The amendment was accounted for as a modification and resulted in a right-of-use asset of $966,000 being recognized as a non-cash addition on the date of the amendment.  Cash paid for amounts included in the measurement of operating lease liabilities were $74,000 and $217,000 during the three and nine months ended September 30, 2019 and is included in cash flows from operating activities.

Operating Lease Costs

Operating lease costs were $103,000 and $309,000 during the three and nine months ended September 30, 2019. These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable lease costs and short term leases with terms greater than 30 days.

Finance Leases

Finance leases are included in equipment and other current and non-current liabilities in the accompanying condensed consolidated balance sheet.  The amortization and interest expense are included in general and administrative expense and interest expense, respectively in the accompanying statements of operations.  These leases are not material as of September 30, 2019.

6.	Commitments and Contingencies

Financial Covenants

Effective May 15, 2017, the Company entered into a Sixth Amended and Restated Technology License and Escrow Agreement with CBR Systems, Inc. which modified the financial covenant that the Company must meet in order to avoid an event of default. The Company must maintain a cash balance and short-term investments net of debt or borrowed funds that are payable within one year of not less than $2,000,000. The Company was in compliance with this financial covenant as of September 30, 2019.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited condensed consolidated balance sheets. The change in the warranty liability for the nine months ended September 30, 2019 is summarized in the following table:

Balance at December 31, 2018	$186,000
Warranties issued during the period	242,000
Settlements made during the period	(141,000)
Changes in liability for pre-existing warranties during the period	(39,000)
Balance at September 30, 2019	$248,000

Contingencies and Restricted Cash

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm (Mavericks).  Included in the engagement letter was a success fee due upon the successful conclusion of certain transactions.  On May 4, 2017, a lawsuit was filed against the Company and its CEO by the consulting firm as the consulting firm argues that it is owed a transaction fee of $1,000,000 (plus interest of approximately $300,000 as of June 30, 2019) under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016.  In October 2017, to streamline the case by providing for the dismissal of claims against the Company’s CEO based on alter ego theories and without acknowledging any liability, the Company deposited $1,000,000 with the Court and has recorded this deposit as restricted cash in the accompanying condensed consolidated Balance Sheet.  The Company filed a Motion for Summary Judgment, which was denied by the Court on June 26, 2018. On September 24, 2018, Mavericks filed an amended complaint, reinstating the Company’s CEO as a named defendant, as well as Boyalife Investment, Inc. (a dissolved company) and Boyalife (Hong Kong) Limited under new theories of liability, namely intentional interference with contract and inducement of breach of contract.  On July 22, 2019, Mavericks filed a Request for Dismissal requesting the Court to dismiss the served Boyalife entities and the Company CEO as well as the intentional interference with performance of contract and inducing breach of contract causes of action from the lawsuit.  As such, the only remaining claim at present is the original breach of contract claim against the Company.  On August 6, 2019, a trial starting date was set for November 18, 2019. A mandatory settlement conference was held November 13, 2019 with the Court. No settlement was reached. The Company denies liability and intends to defend the lawsuit vigorously.  No accrual has been recorded for this contingent liability as of September 30, 2019.

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of September 30, 2019, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

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

	Series A
	September 30, 2019	December 31, 2018
Market price of common stock	$6.63	$2.70
Expected volatility	93%	94%
Contractual term (years)	1.4	2.2
Discount rate	1.70%	2.48%
Dividend rate	0%	0%
Exercise price	$80.00	$80.00

Expected volatilities are based on the historical volatility of the Company’s common stock. Contractual term is based on remaining term of the respective warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the contractual term.

The Company recorded a loss of $2,000 during the three and nine months ended September 30, 2019, and a gain of $24,000 and $591,000 for the three and nine months ended September 30, 2018, respectively, representing the change in the fair value of the derivative liability, in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, included in other non-current liabilities:

	Derivative Obligation
	September 30, 2019	December 31, 2018
Balance	$3,000	$1,000
Level 1	$--	$--
Level 2	$--	$--
Level 3	$3,000	$1,000

The following table reflects the change in fair value of the Company’s derivative liabilities for the nine months ended September 30, 2019:

Amount
Balance – December 31, 2018	$1,000
Change in fair value of derivative obligation	2,000
Balance – September 30, 2019	$3,000

8.	Stockholders’ Equity

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

Stock Based Compensation

The Company recorded stock-based compensation of $253,000 and $459,000 for the three and nine months ended September 30, 2019, and $175,000 and $475,000 for the three and nine months ended September 30, 2018, respectively, as comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$1,000	$3,000	$2,000	$9,000
Sales and marketing	110,000	11,000	166,000	29,000
Research and development	38,000	30,000	75,000	86,000
General and administrative	104,000	131,000	216,000	351,000
	$253,000	$175,000	$459,000	$475,000

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2018	302,368	$13.99

Granted	10,200	$4.38
Forfeited	(16,539)	$11.50

Outstanding at September 30, 2019	296,029	$13.80	8.6	$763,499

Vested and expected to vest at September 30, 2019	215,932	$15.95	8.4	$525,700

Exercisable at September 30, 2019	94,978	$25.70	7.6	$171,726

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the nine months ended September 30, 2019.

Warrants

A summary of warrant activity for the nine months ended September 30, 2019 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2018	1,726,523	$29.88
Warrants granted(1)	444,445	$0.10
Warrants expired	(19,637)	$417.00
Warrants exercised	(416,500)	$0.10

Outstanding at September 30, 2019	1,734,831	$25.02

Exercisable at September 30, 2019	1,664,978	$22.72

_______________________

(1)	See Footnote 1 of the Notes to the Condensed Consolidated Financial Statements.

9.	Segment Reporting

The Company has two reportable segments, which are the same as its operating segments:

The Device Segment is a pioneer and market leader in the development and commercialization of automated technologies for cell-based therapeutics and bio-processing.

The Clinical Development Segment utilizes autologous stem cell-based therapeutics in the vascular and orthopedic markets.

The following table summarizes the operating results of the Company’s reportable segments:

	Three Months Ended September 30, 2019
	Device	Clinical Development	Total
Net revenues	$4,045,000	$13,000	$4,058,000
Cost of revenues	2,126,000	37,000	2,163,000
Gross profit	1,919,000	(24,000)	1,895,000

Operating expenses	1,871,000	354,000	2,225,000
Operating income / (loss)	$48,000	$(378,000)	$(330,000)

Depreciation and amortization	$149,000	$53,000	$202,000
Stock-based compensation expense	$201,000	$52,000	$253,000

	Three Months Ended September 30, 2018
	Device	Clinical Development	Total
Net revenues	$3,059,000	$54,000	$3,113,000
Cost of revenues	2,383,000	75,000	2,458,000
Gross profit	676,000	(21,000)	655,000

Operating expenses	1,969,000	621,000	2,590,000
Operating loss	$(1,293,000)	$(642,000)	$(1,935,000)

Depreciation and amortization	$100,000	$74,000	$174,000
Stock-based compensation expense	$8,000	$167,000	$175,000

	Nine Months Ended September 30, 2019
	Device	Clinical Development	Total
Net revenues	$11,256,000	$69,000	$11,325,000
Cost of revenues	6,082,000	138,000	6,220,000
Gross profit	5,174,000	(69,000)	5,105,000

Operating expenses	5,295,000	1,307,000	6,602,000
Operating loss	$(121,000)	$(1,376,000)	$(1,497,000)

Depreciation and amortization	$381,000	$223,000	$604,000
Stock-based compensation expense	$294,000	$165,000	$459,000
Goodwill	$781,000	$--	$781,000
Total assets	$15,620,000	$1,971,000	$17,591,000

	Nine Months Ended September 30, 2018
	Device	Clinical Development	Total
Net revenues	$6,822,000	$162,000	$6,984,000
Cost of revenues	5,419,000	195,000	5,614,000
Gross profit	1,403,000	(33,000)	1,370,000

Operating expenses	6,858,000	30,208,000	37,066,000
Operating loss	$(5,455,000)	$(30,241,000)	$(35,696,000)

Depreciation and amortization	$296,000	$210,000	$506,000
Impairment Charges	$--	$27,202,000	$27,202,000
Stock-based compensation expense	$88,000	$387,000	$475,000
Total assets	$10,213,000	$11,386,000	$21,599,000

10.	Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable as follows:

For the three months ended September 30, 2019 and 2018, one customer accounted for 27% and 15% of revenue, while a second customer accounted for 13% and 15% of revenue, respectively. For the nine months ended September 30, 2019 and 2018, one customer accounted for 29% and 19% of revenue, while another customer accounted for 13% and 7% of revenue, respectively.

At September 30, 2019, three customers accounted for 72% of accounts receivable. At December 31, 2018 four customers accounted for 77% of accounts receivable.

11.	Subsequent Events

On October 30, 2019, the Board of Directors of ThermoGenesis Holdings approved an amendment to the Company’s Sixth Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to change the Company’s name from Cesca Therapeutics Inc. to ThermoGenesis Holdings, Inc. effective as of November 1, 2019. Accordingly, on October 30, 2019, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware, which was effective and which made the name change effective as of 12:01 a.m. on November 1, 2019.

On October 21, 2019, the Company entered into a Joint Venture Agreement with Healthbanks Biotech (USA) Inc., a stem cell bank network (Healthbanks), under which the Company and Healthbanks agreed to form a new company named ImmuneCyte Life Sciences Inc. (ImmuneCyte), which will develop, own and operate an immune cell banking business. Under the Joint Venture Agreement (the “JV Agreement”), the Company and Healthbanks have organized ImmuneCyte and have agreed to work to make capital contributions and enter into ancillary agreements, all as specified in the JV Agreement, on or before December 31, 2019.  The Company will initially own a 20% equity interest in ImmuneCyte. The Company’s principal contribution to ImmuneCyte will be a supply agreement under which ImmuneCyte will have the exclusive right to purchase the Company’s proprietary cell processing equipment in the immune cell banking business and a non-exclusive right to purchase it for other cell-based contract development and manufacturing (CMO/CDMO) services at a price equal to 115% of the Company’s cost. The Company will also contribute to ImmuneCyte intellectual property and trademarks relating to the Company’s clinical development assets as a result of the Company’s decision to discontinue its clinical development program. Healthbanks will contribute to ImmuneCyte a paid-up, royalty free license to use its proprietary business management system, customer relationship management software, and laboratory information statement, and it will also make available a $1.0 million unsecured, non-convertible line of credit to ImmuneCyte to provide initial operating capital. Healthbanks is a subsidiary of Boyalife Group, Inc. (USA), an affiliate of Boyalife (Hong Kong) Limited, the largest stockholder of Cesca, and Dr. Xiaochun (Chris) Xu, the Company’s CEO and Chairman.  The accounting impact of the transaction will be analyzed in the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements.  The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein.  When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and, in the future, could affect actual results, and may cause actual results for the three and nine months ended September 30, 2019 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet FDA regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, and other risk factors listed from time to time in our reports with the Securities and Exchange Commission (SEC), including, in particular, those set forth in the Company’s Form 10-K for the year ended December 31, 2018.

Business Overview

ThermoGenesis Holdings, Inc. (“ThermoGenesis Holdings”, the “Company”, “our”, or “we”) develops and commercializes a range of automated technologies for cell-banking, cell-processing, and cell-based therapeutics.  Since the 1990’s ThermoGenesis Holdings has been a pioneer in, and a leading provider of automated systems that isolate, purify and cryogenically store units of hematopoietic stem and progenitor cells for the cord blood banking industry.  In July 2017, ThermoGenesis Holdings’ subsidiary, ThermoGenesis Corp., completed a strategic acquisition of the business and substantially all of the assets of SynGen Inc. (SynGen), a research and development company for automated cellular processing.

Following the acquisition of SynGen, we utilized the SynGen assets, together with our own proprietary technology, to develop a novel proprietary CAR-TXpress™ platform that addresses the critical unmet need for better efficiency and cost-effectiveness for the emerging immune-oncology field, in particular, the chimeric antigen receptor (CAR) T cell market. Since the first quarter of 2018, the Company developed and launched various X-Series® products, including: X-Lab®, X-Wash®, X-Mini® and X-BACS™.

ThermoGenesis Holdings now has two separately reported business segments: A “Device Segment” and a “Clinical Development Segment.” The Device Segment develops and commercializes automated systems that used for, clinical grade cell-banking, point-of-care applications, and large scale cell processing. The Clinical Development Segment is developing autologous (utilizing the patient’s own cells) cell-based therapeutics that address significant unmet medical needs for the vascular, cardiology and orthopedic markets.

ThermoGenesis Holdings’ Device Segment

ThermoGenesis Holdings’ Device Segment offers automated devices and technologies for cell-banking, point-of-care applications, and large scale cell processing. The automated devices include:

Clinical Bio-Banking Applications:

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

Point-of-Care Applications:

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

Large Scale Cell Processing Applications:

●

X-Lab® System for Cell Isolation – a semi-automated, functionally-closed, ficoll-free, system for the rapid isolation of mononuclear cells (MNCs) from collected units of peripheral blood, cord blood, bone marrow aspirate or leukapheresis. The Company had filed a Device Master File (MAF) with the FDA for the X-Lab. The MAF contains all the relevant information that the FDA will need to allow principal investigators to include ThermoGenesis Holdings’ systems in their investigational new drug applications.

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

ThermoGenesis Holdings’ Clinical Development Segment

Using our proprietary automated point-of-care cellular processing technologies, ThermoGenesis Holdings’ Clinical Development Segment utilizes autologous (utilizing the patient’s own cells) stem cell-based therapeutics for the vascular and orthopedic markets that include:

●

Cell Manufacturing Services – Through our TotipotentRX subsidiary in Gurgaon, India, we operate an advanced clinical cell manufacturing, processing, testing, and storage facility, compliant with current Good Manufacturing Practices (GMP), Good Tissue Practices (GTP), and Good Laboratory Practices (GLP). We can support the production of a small, personalized medicine cell prescription or a large scale batch process. Patient samples, batch samples, and therapeutic aliquots are all labeled in accordance with ISBT 128 and stored in our own cryogenics’ facility. In partnership with Fortis Healthcare we also operate commercial service programs supporting bone marrow transplantation (hematopoietic stem cell transplantation) for hematological and oncological disorders.

●

Cell Banking Services – Our NovaCord Cord Blood Bank and Repository is a licensed umbilical cord blood and tissue bank.  It is a collaborative enterprise between TotipotentRX and Fortis Healthcare. The GMP facility of Novacord is located inside multi-super specialty Fortis Memorial Research Institute, in Gurgaon, India where expertise is available for both stem cell banking and treating patients using advanced cellular therapies.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that have been identified as critical in the preparation of the Company’s condensed consolidated financial statements, please refer to ThermoGenesis Holdings’ 2018 Form 10-K for the year ended December 31, 2018.

Results of Operations for the Three Months Ended September 30, 2019 as Compared to the Three Months Ended September 30, 2018

Net Revenues

Consolidated net revenues for the three months ended September 30, 2019 were $4,058,000, compared to $3,113,000 for the three months ended September 30, 2018, an increase of $945,000.  The increase was driven by AXP and CAR-TXpress sales in the Device Segment.  The AXP increase was driven by approximately 270 more cases sold to domestic end users in the current quarter (resulting in approximately $700,000 more in AXP disposables revenue).  CAR-TXpress sales increased primarily due to a new customer that adopted the system and purchased approximately $300,000 of devices and disposables in the current quarter.  Sales in the Clinical Development Segment declined as compared to prior year due to the loss of a customer for its manual disposables.

	September 30, 2019	September 30, 2018
Device Segment:
AXP	$2,306,000	$1,466,000
BioArchive	594,000	799,000
Manual Disposables	212,000	254,000
CAR-TXpress	914,000	517,000
Other	19,000	23,000
	4,045,000	3,059,000
Clinical Development Segment:
Disposables	9,000	48,000
Other	4,000	6,000
	13,000	54,000
	$4,058,000	$3,113,000

Gross Profit

The Company’s gross profit was $1,895,000 or 47% of net revenues for the three months ended September 30, 2019, compared to $655,000 or 21%, an increase of $1,240,000 for three months ended September 30, 2018.  The increase was due to an $800,000 increase in AXP disposable sales, generating approximately $325,000 more gross profit and lower AXP disposable costs through price efficiencies from contract manufacturers decreased cost of goods expense related to AXP disposables by approximately $350,000.  Prior year also had a slow moving inventory reserve of approximately $125,000 for an obsolete product line, while the current year had no significant inventory reserves.  The remainder of the increase is due primarily to additional sales of CAR-TXpress which resulted in approximately $150,000 more gross profit.

Sales and Marketing Expenses

Consolidated sales and marketing expenses were $502,000 for the three months ended September 30, 2019, as compared to $364,000 for the three months ended September 30, 2018, an increase of $138,000 or 38%. The variance was driven by stock compensation expense of approximately $110,000 for performance goals achieved by employees during the current quarter.

Research and Development Expenses

Consolidated research and development expenses were $584,000 for the three months ended September 30, 2019, compared to $611,000 for the three months ended September 30, 2018, a decrease of $27,000 or 4%. The slight decrease is due to lower payroll related expenses as the result of having an open position for part of the current quarter.

General and Administrative Expenses

Consolidated general and administrative expenses for the three months ended September 30, 2019 were $1,139,000, compared to $1,615,000 for the three months ended September 30, 2018, a decrease of $476,000 or 30%. The decrease is driven by the decline in personnel costs and payroll related expenses of approximately $260,000 as a result of eliminating certain senior management positions in 2019, reducing payroll expenses in India of approximately $75,000 due to a reorganization in the first quarter of 2019 and recording a bad debt expense of approximately $60,000 in the prior year due from one international customer.

Interest Expense

Interest expense increased to $1,188,000 for the three months ended September 30, 2019 as compared to $835,000 for the three months ended September 30, 2018, an increase of $353,000.  The increase is due to interest recorded and the amortization of the debt discount on the beneficial conversion feature related to the January 2019 Note and Amended Note of approximately $500,000, additional interest expense and amortization of debt discount on the beneficial conversion feature related to the Revolving Credit Agreement with Boyalife of $200,000 and July 2019 Note interest of $46,000.

Loss on Extinguishment of Debt

The Company recorded a loss on extinguishment of debt of $840,000for the three months ended September 30, 2019 as compared to $0 for the three months ended September 30, 2018.  The increase is due to the loss on the extinguishment of the January 2019 Note. See Note 4 for additional information.

Results of Operations for the Nine Months Ended September 30, 2019 as Compared to the Nine Months Ended September 30, 2018

Net Revenues

Consolidated net revenues for the nine months ended September 30, 2019 were $11,325,000 compared to $6,984,000 for the nine months ended September 30, 2018, an increase of $4,341,000 or 62%. AXP revenues were the largest driver of the increase, due to 688 more cases sold to a distributor in China, 670 more cases sold to domestic end users and 106 cases sold to an end user in India in the current year (resulting in approximately $3,000,000 more in AXP disposables revenue). Additionally, AXP device sales increased over $400,000 in the first nine months of 2019 as compared to the same period last year. This increase was driven by customers upgrading to AXP II devices in the current year. CAR-TXpress sales increased by $824,000 due to relaunching the product line in the second half of 2018. Sales in the Clinical Development Segment were $100,000 less than prior year due to reduced clinical services in India.

	September 30, 2019	September 30, 2018
Device Segment:
AXP	$6,710,000	$3,131,000
BioArchive	2,391,000	2,326,000
Manual Disposables	711,000	716,000
CAR-TXpress	1,404,000	547,000
Other	40,000	102,000
	11,256,000	6,822,000
Clinical Development Segment:
Disposables	53,000	132,000
Other	16,000	30,000
	69,000	162,000
	$11,325,000	$6,984,000

Gross Profit

The Company’s gross profit was $5,105,000 or 45% of net revenues for the nine months ended September 30, 2019, compared to $1,370,000 or 20%, an increase of $3,735,000 for nine months ended September 30, 2018.  The increase was primarily due to AXP sales, generating approximately $1,500,000 more in gross profit from disposables and approximately $150,000 from sales of AXP II devices.  Additionally, lower AXP disposable costs through price efficiencies from contract manufacturers decreased cost of goods expense for AXP disposables by approximately $1,100,000 and reduced overhead expenses of approximately $450,000 driven by the June 2018 reorganization.  The remainder of the increase is due primarily to additional sales of CAR-TXpress which resulted in approximately $400,000 more gross profit.

Sales and Marketing Expenses

Consolidated sales and marketing expenses were $1,227,000 for the nine months ended September 30, 2019, as compared to $1,048,000 for the nine months ended September 30, 2018, an increase of $179,000 or 17%. The increase was driven by stock compensation expense of approximately $140,000 for performance awards granted and achieved by employees during the current year.

Research and Development Expenses

Consolidated research and development expenses were $1,758,000 for the nine months ended September 30, 2019, compared to $2,560,000 for the nine months ended September 30, 2018, a decrease of $802,000 or 31%. Research and development in the Device Segment decreased by $547,000 and the Clinical Development Segment decreased by $255,000. The decrease in both segments is primarily due to a decline in personnel costs related to the June 2018 reorganization.

General and Administrative Expenses

Consolidated general and administrative expenses for the nine months ended September 30, 2019 were $3,617,000, compared to $6,256,000 for the nine months ended September 30, 2018, a decrease of $2,639,000 or 42%. The decrease was driven by the decline in personnel costs associated with the June 2018 reorganization and other headcount reductions of approximately $750,000, severance expenses of $250,000, a one-time legal settlement of $150,000 and a loss on the disposal of fixed assets of $420,000 in the nine months ended September 30, 2018. The remainder of the decrease was due to a reduction of approximately $270,000 as the result of the Company eliminating the management bonus plan in 2019, reduced legal expense of approximately $100,000 in the current year, reduced travel expenses of approximately $100,000 in the current year and bad debt expense of approximately $60,000 in the prior year due to one international customer. Additionally, India general and administrative expenses were approximately $110,000 less in the current year, due to payroll expenses in from a reorganization there in the first quarter of 2019 and settlement of an outstanding debt.

Impairment Charges

The Company incurred impairment charges of $0 during the nine months ended September 30, 2019 as compared to impairment charges of $27,202,000 during the nine months ended September 30, 2018. During the nine months ended September 30, 2018, the Company experienced a significant and sustained decline in its stock price resulting in its market capitalization falling significantly below the recorded value of its consolidated assets. The Company performed a quantitative assessment which determined that the carrying amount for the Company’s goodwill and indefinite lived intangible assets relating to the clinical protocols exceeded its estimated fair value. As a result, impairment charges of $12,695,000 to goodwill and $14,507,000 to the intangible assets were recorded during the nine months ended September 30, 2018 to the Clinical Development Segment.

Interest Expense

Interest expense increased to $3,531,000 for the nine months ended September 30, 2019 as compared to $1,928,000 for the nine months ended September 30, 2018, a difference of $1,603,000.  The increase is driven by interest recorded and the amortization of the debt discount and interest expense related to the January 2019 Note and Amended Note of approximately $1,650,000, as well as approximately $1,200,000 more in interest and amortization of the debt discount on the beneficial conversion feature related to the Revolving Credit Agreement with Boyalife, for which amortization started in May 2018 and July 2019 Note interest of $46,000.

Loss on Extinguishment of Debt

The Company recorded a loss of extinguishment of debt of $840,000 for the nine months ended September 30, 2019 as compared to $0 for the nine months ended September 30, 2018.  The increase is due to the loss on the extinguishment of the January 2019 Note.  See Note 4 for additional information.

Benefit for Income Taxes

For the nine months ended September 30, 2019, the Company has no income tax benefit compared to $3,451,000 for the nine months ended September 30, 2018. The benefit for income tax for the nine months ended September 30, 2018 was due to the impairment of the indefinite lived intangible assets for the clinical protocols and goodwill. The Company’s deferred tax liability is tied to the intangible assets and goodwill.

Liquidity and Capital Resources

At September 30, 2019, the Company had cash and cash equivalents of $2,800,000 and working capital of $5,435,000.  This compares to cash and cash equivalents of $2,400,000 and working capital of $2,261,000 at December 31, 2018.  We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

The Company has a Revolving Credit Agreement with Boyalife Asset Holding II, Inc. As of September 30, 2019, the Company had drawn down $8,713,000 of the $10,000,000 available under the Credit Agreement. Future draw-downs may be limited for various reasons including default or foreign government policies that restrict or prohibit transferring funds. At the time of this filing, we are currently unable to draw down on the line of credit. This may change in the near future but there is no assurance that the line of credit will become available at such time when it is needed. Boyalife Asset Holding II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board.

The Company has incurred recurring operating losses and as of September 30, 2019 had an accumulated deficit of $232,885,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date. The Company anticipates requiring additional capital to grow the business, to fund other operating expenses and to make interest payments on the line of credit with Boyalife.  The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to us, if at all.

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

Three months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,
	2019	2018
Net loss	$(2,373,000)	$(2,764,000)

Deduct:
Interest expense	(1,188,000)	(835,000)
Loss on extinguishment of debt	(840,000)	--
Fair value change of derivative instruments and other	(15,000)	6,000
Benefit for income taxes	--	--
Loss from operations	$(330,000)	$(1,935,000)

Add:
Depreciation and amortization	202,000	174,000
Stock-based compensation expense	253,000	175,000
Impairment of intangible asset	--	--
Adjusted EBITDA	$125,000	$(1,586,000)

The adjusted EBITDA was $125,000 for the three months ended September 30, 2019 compared to a loss of $1,586,000 for the three months ended September 30, 2018.  The adjusted EBITDA increase as compared to the third quarter in the prior year was due to $1,240,000 in additional gross profit as the result of higher sales, while decreasing overhead expenses and lower disposable costs through price efficiencies from contract manufacturers.  Additionally, the Company decreased salary related expenses by approximately $300,000 in the current quarter as a result of the elimination of some positions in October 2018.  Additionally, we reduced payroll expenses in India by approximately $75,000 due to a reorganization in the first quarter of 2019 and bad debt expense of approximately $60,000 in the prior year due from one international customer.

Nine months ended September 30, 2019 and 2018, respectively:

	Nine Months Ended September 30,
	2019	2018
Net Loss	$(5,895,000)	$(33,646,000)

Deduct:
Interest expense	(3,531,000)	(1,928,000)
Loss on extinguishment of debt	(840,000)	--
Fair value change of derivative instruments and other	(27,000)	529,000
Benefit for income taxes	--	3,451,000
Loss from operations	$(1,497,000)	$(35,698,000)

Add:
Depreciation and amortization	604,000	506,000
Stock-based compensation expense	459,000	475,000
Impairment of intangible asset	--	27,202,000
Adjusted EBITDA	$(434,000)	$(7,515,000)

The adjusted EBITDA loss was $434,000 for the nine months ended September 30, 2019 compared to a loss of $7,515,000 for the nine months ended September 30, 2018.  The adjusted EBITDA increase for the nine months ended September 30, 2019 as compared to the prior year was due to $3,735,000 in additional gross profit as the result of higher sales, while decreasing overhead expenses and lowering disposable costs through price efficiencies from contract manufacturers.  Additionally, the Company decreased salaried related expenses by approximately $1,500,000 as a result of the June 2018 reorganization and the elimination of other positions during 2018.  Prior year nine months ended September 30, 2018 also included severance expenses of $250,000, a one-time legal settlement of $150,000 and a loss on the disposal of fixed assets of $420,000.  Finally, the Company eliminated the management bonus program for 2019, resulting in savings of approximately $350,000 in the current year.

Off-Balance Sheet Arrangements

As of September 30, 2019, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

ThermoGenesis Holdings is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide information under this item.

Item 4. Controls and Procedures

ThermoGenesis Holdings carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Principal Accounting Officer (principal financial officer), of the effectiveness of the design and operation of ThermoGenesis Holdings’ disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, ThermoGenesis Holdings’ Chief Executive Officer and Principal Accounting Officer have both concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

There were no changes in ThermoGenesis Holdings’ internal controls over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of operations, the Company may have disagreements or disputes with distributors, vendors or employees.  Such potential disputes are seen by management as a normal part of business.  Except as described below, there have been no material changes since the disclosures set forth in the Company’s Form 10-K for the year ended December 31, 2018.  The Company is not currently a party to any material legal proceedings except as set forth below.

In July 2015, the Company signed an engagement letter with Mavericks Capital LLC and Mavericks Capital Securities LLC, a strategic consulting firm (collectively, “Mavericks”). The engagement letter included a success fee payable upon the successful conclusion of certain strategic transactions. On May 4, 2017, Mavericks filed a lawsuit against the Company and its CEO, Dr. Xiaochun Xu, in the California Superior Court, alleging that it was owed a transaction fee of $1,000,000 under the terms of the engagement letter resulting from the conversion of certain Boyalife debentures in August 2016. In October 2017, to streamline the case by providing for the dismissal of Dr. Xu as an individual defendant and without acknowledging any liability, the Company deposited $1,000,000 with the California Superior Court. Mavericks agreed to dismiss Mr. Xu from the case, without liability. Subsequently, the Company filed a Motion for Summary Judgment, which was denied by the California Superior Court on June 26, 2018. On September 24, 2018, Mavericks filed an amended complaint, reinstating Dr. Xu as a named defendant, as well as Boyalife Investment, Inc. (a dissolved company) and Boyalife (Hong Kong) Limited, under new theories of liability, namely intentional interference with contractual relations and inducement of breach of contract. On July 22, 2019, Mavericks filed a Request for Dismissal requesting the Court to dismiss the served Boyalife entities and the Company CEO as well as the intentional interference with performance of contract and inducing breach of contract causes of action from the lawsuit. As such, the only remaining claim at present is the original breach of contract claim against the Company. On August 6, 2019, a trial starting date was set for November 18, 2019. A mandatory settlement conference was also set for November 13, 2019 with the Court. The Company denies liability and intends to defend the lawsuit vigorously.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors relating to the Company set forth in Part I, “Item IA. Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

An index of exhibits is found on page 29 of this report.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporated by Reference
3.1	Sixth Amended and Restated Certificate of Incorporation of ThermoGenesis Corp., as amended.	Filed herewith.
3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on October 30, 2019.
4.1	Form of Convertible Promissory Note, dated as of July 23, 2019, between Cesca Therapeutics Inc. and Orbrex USA Co.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on July 29, 2019.
4.2	Form of Pre-Funded Warrant, dated as of April 26, 2019, between Cesca Therapeutics Inc. and Yuan Lan Fang.	Incorporated by reference to Exhibit 4.1 to Form 8-K/A filed with the SEC on September 24, 2019.
10.1	Amendment No. 1, dated July 23, 2019, to the Convertible Note, dated January 29, 2019, between Cesca Therapeutics Inc. and Orbrex USA Co.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 29, 2019.
10.2	Securities Purchase Agreement dated as of July 23, 2019, between Cesca Therapeutics Inc, and the Purchaser identified on the signature pages thereto.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 29, 2019.
10.3	Supply Agreement, dated as of August 30, 2019, between Corning Incorporated and Cesca Therapeutics Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 6, 2019.
10.4	Amendment No. 1, dated July 23, 2019, to the Convertible Promissory Note, dated January 29, 2019 between Cesca therapeutics Inc. and Orbrex USA Co.	Filed herewith
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

ThermoGenesis Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Holdings, Inc. (Registrant)

Dated: November 18, 2019	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)
Dated: November 18, 2019	/s/ Jeff Cauble
Jeff Cauble Principal Financial and Accounting Officer (Principal Financial Officer and Principal Accounting Officer)