Form 10-K/A
period 2019-12-31
ThermoGenesis Holdings, Inc.
filed 2020-04-24
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

ThermoGenesis Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 24, 2020 (the “2019 10-K”) for the sole purpose of filing an updated exhibit index to include certain exhibits that were previously filed as exhibits to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, which was filed with the SEC on March 26, 2019, and that were inadvertently excluded from the exhibit index in the 2019 10-K. Additionally, the exhibit index is amended to correct a hyperlink, and pursuant to the rules of the SEC, new certifications are included in this Amendment No. 1 as Exhibits 31.1, 31.2, and 32. This Amendment No. 1 speaks as of the original filing date of the 2019 10-K, does not reflect events that may have occurred subsequent to the original filing date, and other than the foregoing, does not modify or supplement in any way the information or disclosures set forth in the 2019 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference
3.1	Sixth Amended and Restated Certificate of Incorporation of ThermoGenesis Holdings, Inc., as amended.	Incorporated by reference to Exhibit 3.1 to Form S-8 filed with the SEC on September 12, 2019
3.2	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of ThermoGenesis Holdings, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on June 4, 2019.
3.3	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation of ThermoGenesis Holdings, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on October 31, 2019.
3.4	Amended and Restated Bylaws of ThermoGenesis Holdings, Inc.	Incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on October 30, 2019.
4.1	Form of Series A Warrant	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on September 1, 2015.
4.2	Form of Series A Warrant Amendment	Incorporated by reference to Exhibit 10.7 to Form 8-K filed with the SEC on February 3, 2016.
4.3	Form of Warrant	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on February 3, 2016.
4.4	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 28, 2018.
4.5	Form of Common Warrant	Incorporated by reference to Exhibit 10.37 of amended Registration Statement on Form S-1 filed with the SEC on May 14, 2018.

4.6	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 10.38 of amended Registration Statement on Form S-1 filed with the SEC on May 14, 2018.
4.7	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on August 29, 2018.
4.8(1)	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.
4.9	Form of Pre-Funded Common Stock Purchase Warrant.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on April 25, 2019.
4.10	Form of Convertible Promissory Note	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on January 31, 2019.
4.11	Investors’ Rights Agreement, dated January 1, 2019, among CARTXpress Bio, Inc., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P.	Incorporatesd by referenced to Exhibit 10.3 to Form 8-K filed with the SEC on January 4, 2019
4.12	Form of Convertible Promissory Note.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on July 29, 2019.
4.13	Form of Convertible Promissory Note, dated as of July 23, 2019, between ThermoGenesis Holdings, Inc. and Orbrex USA Co.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on July 29, 2019.
4.14	Form of Indenture, dated December 13, 2019, between ThermoGenesis Holdings, Inc. and the Purchaser identified on the signature page thereto.	Incorporated by reference to Exhibit 4.5 to the Form S-3 filed with the SEC on December 13, 2019.
4.15	Form of Pre-Funded Warrant, dated as of April 26, 2019, between ThermoGenesis Holdings, Inc. and Yuan Lan Fang.	Incorporated by reference to Exhibit 4.1 to Form 8-K/A filed with the SEC on September 24, 2019.
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

Incorporated by referenced to Exhibit 10.4 to Form 8-K filed with the SEC on January 4, 2019
10.4	Investors’ Rights Agreement, dated January 1, 2019, between CARTXpress Bio, Inc., Bay City Capital Fund V, L.P. and Bay City Capital Fund V Co-Investment Fund, L.P.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on January 4, 2019.
10.5	Amended and Restated Certificate of Incorporation of CARTXpress Bio, Inc.	Incorporated by reference to Exhibit 10.5 to Form 8-K filed with the SEC on January 4, 2019
10.6	Securities Purchase Agreement, dated January 29, 2019, between ThermoGenesis Holdings, Inc. and the Purchaser identified on the signature pages thereto.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 31, 2019.
10.7	Securities Purchase Agreement, dated April 18, 2019, between ThermoGenesis Holdings, Inc. and the Purchaser identified on the signature pages thereto.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 25, 2019.
10.8	Amendment No. 1 dated July 23, 2019, to the Convertible Note, dated July 29, 2019, between ThermoGenesis Holdings, Inc. and Orbrex USA Co. Limited	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 29, 2019
10.9	Securities Purchase Agreement, dated July 23, 2019, between ThermoGenesis Holdings, Inc. and the Purchaser identified on the signature page thereto.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 29, 2019
10.10	Securities Purchase Agreement dated as of July 23, 2019, between ThermoGenesis Holdings, Inc, and the Purchaser identified on the signature pages thereto.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 29, 2019.
10.11	Supply Agreement, dated as of August 30, 2019, between Corning Incorporated and ThermoGenesis Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 6, 2019.
10.12	Supply Agreement, dated November 22, 2019 between ThermoGenesis Holdings, Inc and ImmuneCyte Life Sciences Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on November 22, 2019.
10.13	Contribution Agreement, dated November 22, 2019 between ThermoGenesis Holdings, Inc and ImmuneCyte Life Sciences Inc.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on November 22, 2019.
10.14	Stockholder’s Agreement, dated November 22, 2019 between ThermoGenesis Holdings, Inc and ImmuneCyte Life Sciences Inc.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on November 22, 2019.

10.15	Joint Venture Agreement, dated October 21, 2019, between ThermoGenesis Holdings, Inc. and Healthbanks Biotech (USA) Inc., and ImmuneCyte Life Sciences, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 22, 2019.
10.16(	Amendment No.1, dated August 12, 2019 but effective as of July 23, 2019, to the Convertible Promissory Note, dated July 23, 2019 between ThermoGenesis Holdings, Inc. and Orbrex (USA) Co. Limited	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on August 13, 2019.
10.17#	ThermoGenesis Holdings, Inc. Amended 2016 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on August 13, 2019.
10.18	Manufacturing and Supply Amending Agreement #1, effective as of March 16, 2020, between ThermoGenesis Corp. And CBR Systems, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 20, 2020
10.19*	Sixth Amended and Restated Technology License and Escrow Agreement between the Company, ThermoGenesis Corp. and CBR Systems, effective May 15, 2017	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 31, 2017.
10.20	Purchase Agreement between the Company and Boyalife Investment Inc. and Boyalife (Hong Kong) Limited	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 3, 2016.
10.21	Form of Nomination and Voting Agreement	Incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on February 3, 2016.
10.22#	Amended and Restated 2006 Equity Incentive Plan	Incorporated by reference to Exhibit 10.6.1 to Form 8-K filed with the SEC on May 1, 2014.
10.23	Form of Security Agreement	Incorporated by reference to Exhibit 10.5 to Form 8-K filed on February 3, 2016.
10.24	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed with the SEC on November 17, 2016.
10.25#	Form of Notice of Grant of Stock Options and Option Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 11, 2017.
10.26*	International Distributor Agreement, dated August 21, 2017, between ThermoGenesis Corp. and Boyalife W.S.N.	Incorporated by reference to Exhibit 10.29 to Form 10-K filed with the SEC on September 22, 2017.
10.27#	Executive Employment Agreement, dated November 13, 2017, between the Company and Xiaochun Xu.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on November 15, 2017.
10.28#	Form of Stock Option Agreement.	Incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on November 15, 2017.
10.29*	Exclusive License Agreement, dated March 12, 2018, between ThermoGenesis Corp. and IncoCell Tianjin Ltd.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 16, 2018.
10.30	Securities Purchase Agreement, dated as of March 26, 2018, between Cesca Therapeutics Inc. and the Purchasers identified on the signature pages thereto	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 28, 2018.

10.31	First Amended and Restated Revolving Credit Agreement, dated April 16, 2018, between Cesca Therapeutics Inc. and Boyalife Asset Holding II, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 18, 2018.
10.32	Second Amended and Restated Convertible Promissory Note, dated April 16, 2018, issued by Cesca Therapeutics Inc. to Boyalife Asset Holding II, Inc.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on April 18, 2018.
10.33	First Amended and Restated Nomination and Voting Agreement, dated April 16, 2018, between Cesca Therapeutics Inc. and Boyalife (Hong Kong) Limited	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on April 18, 2018.
10.34	Amendment No. 1 to First Amended and Restated Revolving Credit Agreement, dated May 7, 2018, between Cesca Therapeutics Inc. and Boyalife Asset Holding II, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 7, 2018.
10.35#	2012 Independent Director Plan	Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the SEC on October 23, 2012.
10.36	Form of Securities Purchase Agreement	Incorporated by reference to Exhibit 10.39 of amended Registration Statement on Form S-1 filed with the SEC on May 14, 2018.
10.37	Securities Purchase Agreement, dated as of August 28, 2018, between Cesca Therapeutics Inc. and the Purchasers identified on the signature pages thereto	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 29, 2018.
10.38#	Form of Stock Option Agreement	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on December 19, 2018.
21.1(1)	Subsidiaries of ThermoGenesis Holdings, Inc.
23.1(1)	Consent of Marcum LLP, Independent Registered Public Accounting Firm
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
101.INS(1)	XBRL Instance Document‡
101.SCH(1)	XBRL Taxonomy Extension Schema Document‡
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

(1)	Previously filed with the 201910-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Holdings, Inc.
Dated: April 24, 2020	By:/s/	Jeffery Cauble
Jeffery Cauble, Chief Financial Officer (Principal Financial Officer)