Form 10-Q
period 2020-03-31
ThermoGenesis Holdings, Inc.
filed 2020-05-15
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from to .

Commission File Number: 000-16375 ThermoGenesis Holdings, Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

2711 Citrus Road Rancho Cordova, California 95742 (Address of principal executive offices) (Zip Code)

(916) 858-5100 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	THMO	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2020
Common stock, $.001 par value	6,360,991

ThermoGenesis Holdings, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,719,000	$3,157,000
Restricted cash	1,000,000	1,000,000
Accounts receivable, net of allowance for doubtful accounts of $227,000 ($226,000 at December 31, 2019)	2,029,000	1,278,000
Inventories, net of reserves of $356,000 ($350,000 at December 31, 2019)	4,218,000	3,824,000
Prepaid expenses and other current assets	429,000	602,000
Total current assets	13,395,000	9,861,000

Equipment and leasehold improvements, net	1,904,000	2,028,000
Right-of-use operating lease assets, net	829,000	859,000
Goodwill	781,000	781,000
Intangible assets, net	1,434,000	1,467,000
Other assets	61,000	218,000
Total assets	$18,404,000	$15,214,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,457,000	$1,447,000
Accrued payroll and related expenses	406,000	288,000
Deferred revenue – short term	617,000	620,000
Interest payable – related party	443,000	1,869,000
Other current liabilities	2,558,000	2,461,000
Total current liabilities	6,481,000	6,685,000

Convertible promissory note – related party, less debt discount of $4,031,000 ($5,195,000 at December 31, 2019)	3,550,000	3,518,000
Convertible promissory note, plus debt premium of $22,000 ($46,000 at December 31, 2019)	209,000	413,000
Note payable	1,000,000	1,000,000
Operating lease obligations – long-term	726,000	761,000
Deferred revenue – long-term	1,814,000	1,901,000
Other noncurrent liabilities	19,000	20,000
Total liabilities	13,799,000	14,298,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--
Common stock, $0.001 par value; 350,000,000 shares authorized; 5,768,885 issued and outstanding (2,843,601 at December 31, 2019)	6,000	3,000
Additional paid in capital	245,704,000	237,313,000
Accumulated deficit	(241,534,000)	(236,932,000)
Accumulated other comprehensive loss	40,000	2,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity	4,216,000	386,000

Noncontrolling interests	389,000	530,000
Total equity	4,605,000	916,000
Total liabilities and equity	$18,404,000	$15,214,000

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2020	2019

Net revenues	$3,200,000	$2,962,000
Cost of revenues	1,708,000	1,704,000

Gross profit	1,492,000	1,258,000

Expenses:

Sales and marketing	444,000	341,000
Research and development	609,000	563,000
General and administrative	1,648,000	1,260,000

Total operating expenses	2,701,000	2,164,000

Loss from operations	(1,209,000)	(906,000)

Other expenses:

Interest expense	(3,531,000)	(1,132,000)
Other income (expenses)	10,000	(9,000)
Loss on equity method investments	(13,000)	--
Total other expenses	(3,534,000)	(1,141,000)

Net loss	(4,743,000)	(2,047,000)

Loss attributable to noncontrolling interests	(141,000)	(176,000)
Net loss attributable to common stockholders	$(4,602,000)	$(1,871,000)

COMPREHENSIVE LOSS
Net loss	$(4,743,000)	$(2,047,000)
Other comprehensive loss:
Foreign currency translation adjustments gain (loss)	38,000	(4,000)
Comprehensive loss	(4,705,000)	(2,051,000)
Comprehensive loss attributable to noncontrolling interests	(141,000)	(176,000)
Comprehensive loss attributable to common stockholders	$(4,564,000)	$(1,875,000)

Per share data:

Basic and diluted net loss per common share	$(1.11)	$(0.76)
Weighted average common shares outstanding – basic and diluted	4,135,644	2,461,415

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non- Controlling interests	Total Equity
Balance at January 1, 2020	2,843,601	$3,000	$237,313,000	$(236,932,000)	$2,000	$530,000	$916,000

Stock-based compensation expense	--	--	67,000	--	--	--	67,000

Exercise of pre-funded warrants	100,000	--	10,000	--	--	--	10,000

Exercise of warrants	7,866	--	47,000	--	--	--	47,000

Discount due to beneficial conversion features	--	--	1,869,000	--	--	--	1,869,000

Conversion of related party note payable to common stock	1,666,670	2,000	2,998,000	--	--	--	3,000,000
Conversion of note payable to common stock	100,000	--	180,000	--	--	--	180,000

Issuance of common stock for cash in a registered direct offering, net of issuance costs	1,000,002	1,000	3,106,000	--	--	--	3,107,000

Sale of stock thru At-the-Market offering, net	50,746	--	114,000	--	--	--	114,000

Foreign currency translation gain	--	--	--	--	38,000	--	38,000

Net loss	--	--	--	(4,602,000)	--	(141,000)	(4,743,000)
Balance at March 31, 2020	5,768,885	$6,000	$245,704,000	$(241,534,000)	$40,000	$389,000	$4,605,000

Balance at January 1, 2019	2,168,337	$2,000	$235,888,000	$(227,435,000)	$(13,000)	$(1,711,000)	$6,731,000

Stock-based compensation expense	--	--	81,000	--	--	--	81,000

Exercise of pre-funded warrants	50,000	--	5,000	--	--	--	5,000

Discount due to beneficial conversion features	--	--	1,513,000	--	--	--	1,513,000

Reorganization of subsidiary and related change in non-controlling interest	--	--	(2,843,000)	--	--	2,843,000	--

Foreign currency translation loss	--	--	--	--	(4,000)	--	(4,000)

Net loss	--	--	--	(1,871,000)	--	(176,000)	(2,047,000)
Balance at March 31, 2019	2,218,337	$2,000	$234,644,000	$(229,306,000)	$(17,000)	$956,000	$6,279,000

* Accumulated other comprehensive loss.

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,743,000)	$(2,047,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199,000	206,000
Stock-based compensation expense	67,000	81,000
Amortization of debt discount/premium, net	522,000	586,000
Amortization of accelerated debt discount due to conversion	2,486,000	--
Reserve for excess and slow-moving inventories	6,000	86,000
Reserve for bad debt expense	1,000	6,000
Net change in operating assets and liabilities:
Accounts receivable	(752,000)	(485,000)
Inventories	(400,000)	99,000
Prepaid expenses and other assets	330,000	(90,000)
Accounts payable	1,035,000	38,000
Interest payable – related party	(1,426,000)	(1,053,000)
Accrued payroll and related expenses	118,000	(232,000)
Deferred revenue – short term	(3,000)	278,000
Other current liabilities	129,000	121,000
Long-term deferred revenue and other noncurrent liabilities	(110,000)	(30,000)

Net cash used in operating activities	(2,541,000)	(2,436,000)

Cash flows from investing activities:
Capital expenditures	(23,000)	(38,000)
Net cash used in investing activities:	(23,000)	(38,000)

Cash flows from financing activities:
Proceeds from convertible promissory note-related party	1,869,000	1,513,000
Payment on finance lease obligations	(13,000)	(7,000)
Proceeds from issuance of common stock, net of expenses	3,220,000	--
Proceeds from the exercise of options, warrants and pre-funded warrants	57,000	5,000
Proceeds from note payable	--	800,000

Net cash provided by financing activities	5,133,000	2,311,000
Effects of foreign currency rate changes on cash and cash equivalents	(5,000)	--

Net increase (decrease) in cash, cash equivalents and restricted cash	2,562,000	(163,000)

Cash, cash equivalents and restricted cash at beginning of period	4,157,000	3,400,000
Cash, cash equivalents and restricted cash at end of period	$6,719,000	$3,237,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,950,000	$1,514,000
Supplemental non-cash financing and investing information:
Recording of beneficial conversion feature on debt	$1,869,000	$1,513,000
Right-to-use asset acquired under operating lease	--	$966,000
Related party promissory note converted to common stock	$3,000,000	$--
Convertible promissory note converted to common stock	$180,000	$--

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

The Company previously had two reportable segments, a Device Segment and Clinical Development Segment. Due to the winding down of the Clinical Development Segment in 2019, the Company no longer has any material revenues or expenses in that segment. As a result, the Company’s chief operating decision maker no longer reviews unconsolidated operating results. The Company will no longer report in two segments. The Company provides the AutoXpress® and BioArchive® platforms for automated clinical bio-banking, PXP platform for point-of-care cell-based therapies and CAR-TXpress™ platform under development for bio-manufacturing for immuno-oncology applications. The Company and its subsidiaries currently manufactures and markets the following products:

For Clinical Bio-Banking Applications:

●	AXP® Automated Cell Separation System – an automated, fully closed cell separation system for isolating and retrieving stem and progenitor cells from umbilical cord blood.

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

For Large Scale Cell Processing and Biomanufacturing:

●

X-Series® Products: X-Lab® for cell isolation, X-Wash® System for cell washing and reformulation, X-Mini® for high efficiency small scale cell purification, and X-BACS™ System under development for large scale cell purification using our proprietary buoyance-activated cell sorting (BACS) technology.

●

CAR-TXpress™ Platform – a modular designed, functionally closed platform that addresses the critical unmet need for large scale cellular processing and chemistry, manufacturing and controls (“CMC”) needs for manufacturing chimeric antigen receptor (“CAR”) T cell therapies. CAR-TXpress Bio, Inc. (“CARTXpress Bio”) is owned and developed through a subsidiary in which we own 80% of the equity interest.

On January 1, 2019, the Company entered into a reorganization of the business and equity ownership of its majority-owned ThermoGenesis Corp. subsidiary. Pursuant to the reorganization, the assets acquired by ThermoGenesis Corp. from SynGen Inc. in July 2017 were contributed to a newly formed Delaware subsidiary of ThermoGenesis Corp., CARTXpress Bio, and the 20% interest in ThermoGenesis Corp. held by a third party was exchanged for a 20% interest in CARTXpress Bio. As a result, the Company holds an 80% equity interest in CARTXpress Bio and the Company has become the owner of 100% of ThermoGenesis Corp. The purpose of the reorganization was to allow CARTXpress Bio to focus on the development and commercialization of the newly launched CARTXpress Bio cellular manufacturing platform.

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

On November 26, 2019 the Company entered into a joint venture agreement with HealthBanks Biotech Inc. (“HealthBanks”), an affiliate of the Boyalife Group, to form a new company called ImmuneCyte Life Sciences, Inc. (“ImmuneCyte”) to commercialize the Company’s proprietary cell processing platform, CAR-TXpress™, for use in immune cell banking as well as for cell-based contract development and manufacturing services (CMO/CDMO). Under the terms of the JV Agreement, ImmuneCyte was initially owned 80% by HealthBanks and 20% by the Company. The Company currently owns approximately 19% of the equity of ImmuneCyte.

ThermoGenesis Holdings is an affiliate of the Boyalife Group, a global diversified life science holding company that focuses on stem cell technology and cell-based therapeutics.

Reverse Stock Split

On June 4, 2019, the Company effected a one (1) for ten (10) reverse split of its issued and outstanding common stock. The total number of shares of common stock authorized for issuance by the Company of 350,000,000 shares did not change in connection with the reverse stock split. All historical share amounts disclosed herein have been retroactively restated to reflect the reverse split and subsequent share exchange.

Liquidity and Going Concern

The Company has a Revolving Credit Agreement (“Credit Agreement”) with Boyalife Asset Holding II, Inc. (Refer to Note 4), allowing the Company to borrow up to $10,000,000 in principal amount outstanding at any time. As of March 31, 2020, the Company had an outstanding balance of $7,582,000 under the Credit Agreement. Boyalife Asset Holding II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors.

At March 31, 2020, the Company had cash and cash equivalents of $5,719,000 and working capital of $6,914,000.  The Company has incurred recurring operating losses and as of March 31, 2020 had an accumulated deficit of $241,534,000.  These recurring losses raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing of this report. The Company may need to raise additional capital to grow its business, fund operating expenses and make interest payments.  The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through debt borrowings, sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all.

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

Non-controlling Interests

The 20% ownership interest of CARTXpress Bio that is not owned by ThermoGenesis Holdings is accounted for as a non-controlling interest as the Company has an 80% ownership interest in CARTXpress Bio. Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as "non-controlling interest" in the Company's consolidated statements of operations. Net loss attributable to non-controlling interests reflects only its share of the after-tax earnings or losses of an affiliated company. The Company's condensed consolidated balance sheets reflect non-controlling interests within the equity section.

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ThermoGenesis Holdings’ Annual Report on Form 10-K for the year ended December 31, 2019.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Standards

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (“Topic 820”): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard was adopted and did not have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (“Topic 326”).” The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual period beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. We expect that the impact of adoption will not have a material impact.

Revenue Recognition

Revenue is recognized based on the five-step process outlined in Accounting Standards Codification (“ASC”) 606:

The following tables summarize revenues by product line:

	Three Months Ended March 31, 2020
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$2,208,000	$24,000	$--	$2,232,000
BioArchive	164,000	332,000	--	496,000
CAR-TXpress	152,000	12,000	71,000	235,000
Manual Disposables	203,000	--	--	203,000
Other	14,000	--	20,000	34,000
Total	$2,741,000	$368,000	$91,000	$3,200,000

	Three Months Ended March 31, 2019
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,267,000	$55,000	$--	$1,322,000
BioArchive	599,000	415,000	--	1,014,000
CAR-TXpress	307,000	--	--	307,000
Manual Disposables	300,000	--	--	300,000
Other	5,000	--	14,000	19,000
Total	$2,478,000	$470,000	$14,000	$2,962,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet). Revenues recognized during the three months ended March 31, 2020 that were included in the beginning balance of deferred revenue were $293,000. Short-term deferred revenues were $617,000 and $620,000 at March 31, 2020 and December 31, 2019, respectively. Long-term deferred revenue, included in other noncurrent liabilities, were $1,814,000 and $1,901,000 at March 31, 2020 and December 31, 2019, respectively.

Exclusivity Fee

On August 30, 2019, the Company entered into a Supply Agreement with Corning Incorporated (the “Supply Agreement”). The Supply Agreement has an initial term of five years with automatic two-year renewal terms, unless terminated by either party in accordance with the terms of the Supply Agreement (collectively, the “Term”). Pursuant to the Supply Agreement, the Company has granted to Corning exclusive worldwide distribution rights for substantially all X-Series® products under the CAR-TXpress™ platform (the “Products”) manufactured by its subsidiary, ThermoGenesis Corp., for the duration of the Term, subject to certain geographical and other exceptions. As consideration for the exclusive worldwide distribution rights for the Products, Corning paid a $2,000,000 exclusivity fee, in addition to any amounts payable throughout the Term for the Products.

The Company performed an evaluation of the revenue recognition of the $2,000,000 fee under ASC 606. It determined that the $2,000,000 will be recognized over time, based on the term of the contract. It was determined that the most likely outcome is the agreement is extended for one additional two-year term after the initial five-year contract is complete. Consequently, the term to recognize the exclusivity fee is over seven years. The Company will allocate the upfront fee evenly to each daily performance obligation of providing exclusivity and recognize the revenue ratably over the seven-year period. As each day passes, the Company will recognize the portion of the exclusivity fee allocated to that day. For the three months ended March 31, 2020, the Company recorded revenue of $71,000 related to the exclusivity fee. The remaining balance of the $2,000,000 payment of $1,834,000 was recorded to deferred revenue, with $286,000 in short term deferred revenue and $1,548,000 recorded in long-term deferred revenue.

Backlog of Remaining Customer Performance Obligations

The following table includes revenue expected to be recognized and recorded as sales in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Remainder of 2020	2021	2022	2023	2024 and beyond	Total
Service revenue	$807,000	$751,000	$324,000	$184,000	$38,000	$2,104,000
Clinical revenue	3,000	13,000	13,000	13,000	176,000	218,000
Exclusivity Fee	214,000	286,000	286,000	286,000	762,000	1,834,000
Total	$1,024,000	$1,050,000	$623,000	$483,000	$976,000	$4,156,000

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

Level 3: Unobservable inputs which are supported by little or no market activity.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short duration. The fair value of the Company’s derivative obligation liability is classified as Level 3 within the fair value hierarchy since the valuation model of the derivative obligation is based on unobservable inputs. The derivative obligation is not material to the financial statements of the Company. The impairment of goodwill and intangible assets is a non-recurring Level 3 fair value measurement.

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding plus the pre-funded warrants. For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration and have no vesting or other contingencies associated with them. There were 224,445 and 246,500 pre-funded warrants included in the quarter ended March 31, 2020 and 2019 calculation, respectively. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents noted below is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at March 31:

	2020	2019
Common stock equivalents of convertible promissory note and accrued interest	5,159,496	5,096,721
Vested Series A warrants	40,441	40,441
Unvested Series A warrants(1)	69,853	69,853
Warrants – other	1,273,461	1,557,884
Stock options	287,849	290,933
Total	6,831,100	7,055,832

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

3.     RELATED PARTY TRANSACTIONS

HealthBanks Biotech (USA) Inc.

On November 26, 2019 the Company entered into a joint venture agreement with HealthBanks Biotech (USA) Inc. (the “JV Agreement”) to form a new company called ImmuneCyte Life Sciences, Inc. (“ImmuneCyte”) to commercialize the Company’s proprietary cell processing platform, CAR-TXpress™, for use in immune cell banking as well as for cell-based contract development and manufacturing services (CMO/CDMO).  Under the terms of the JV Agreement, ImmuneCyte was initially owned 80% by HealthBanks Biotech and 20% by the Company. The Company currently owns 18.87% of the equity of ImmuneCyte.  ImmuneCyte will be among the first immune cell banks in the U.S. and offer customers the ability to preserve younger, healthier and uncontaminated immune cells for future potential use in dendritic and chimeric antigen receptor (“CAR-T”) cell therapies in a GMP compliant processing environment. The Company’s principal contribution to ImmuneCyte was a supply agreement under which ImmuneCyte will have the exclusive right to purchase the Company’s proprietary cell processing equipment in the immune cell banking business and a non-exclusive right to purchase it for other cell-based contract development and manufacturing (“CMO/CDMO”) services at a price equal to 115% of the Company’s cost. The Company also contributed to ImmuneCyte intellectual property and trademarks relating to the Company’s clinical development assets, which were fully impaired by the Company in 2018 and had no book value.  HealthBanks contributed to ImmuneCyte a paid-up, royalty free license to use its proprietary business management system, customer relationship management software, and laboratory information statement, and it will also make available a $1,000,000 unsecured, non-convertible line of credit to ImmuneCyte to provide initial operating capital.  Healthbanks is a subsidiary of Boyalife Group, Inc. (USA), the owner of Boyalife Asset Holding II, Inc., which is the largest stockholder of the Company, and is owned by Dr. Xiaochun (Chris) Xu, the Company’s Chief Executive Officer and Chairman of our Board of Directors.

In December 2019, ImmuneCyte closed a $3,000,000 equity investment with a private institution. The investor received 600,000 shares of Class A common stock at $5.00 per share, representing a 5.66% ownership in the joint venture.  As a result of this equity investment in ImmuneCyte, the Company’s equity in the joint venture is no longer subject to anti-dilution provisions.  After this investment, ImmuneCyte is owned 75.47% by HealthBanks, 18.87% by the Company and 5.66% by the private institution.

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

The Company entered into a supply agreement with ImmuneCyte with an effective date of April 22, 2020.  Under the supply agreement, ImmuneCyte will sell a COVID anti body detection test kit under the name SARS-CoV-2 (COVID-19) Antibody Fast Detection Kit (Colloidal Gold) to the Company.  The supply agreement has a term of one year from the effective date, thirty (30) day renewal terms and contains the Company’s standard supply contract provisions.

In April 2020, ImmuneCyte purchased intellectual property for developing monoclonal antibody therapeutics for COVID-19. The intellectual property includes four fully human high-affinity monoclonal antibody drug candidates against SARS-CoV-2 (COVID-19) and tools for screening and quantifying efficacy of such neutralizing antibodies.

For the quarter ended March 31, 2020, the Company recorded a $13,000 loss on its investment in ImmuneCyte. At March 31, 2020 the value of the Company’s investment in ImmuneCyte is recorded at $0 and will remain at that value until ImmuneCyte generates income. For the quarter ended March 31, 2020, ImmuneCyte had a net loss of $264,000. As of March 31, 2020, its current assets were $2,561,000 and current liabilities were $50,000.

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Investment Fund II, Inc., which later merged into Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement and its subsequent amendments, grants to the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). In February 2020, the Company and the Lender completed a series of transactions in which the Company completed a draw down for $1,869,000 and the Lender converted a total of $3,000,000 of the outstanding balance of the convertible note into an aggregate of 1,666,670 shares of our common stock in two conversions. As of March 31, 2020, the outstanding principal balance of the Loan was $7,582,000.  As a result of the conversions, the Company recorded a $2,486,000 charge to interest expense for the unamortized portion of the beneficial conversion feature related to the unamortized portion of the beneficial conversion feature of outstanding principal balance that was converted.

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

It was concluded that the conversion option of the draw down in February 2020 of $1,869,000 contained a beneficial conversion feature and the Company recorded a debt discount in the amount of $1,869,000 for the quarter ended March 31, 2020. Such discount represented the fair value of the incremental shares up to the proceeds received from the convertible notes. The Company amortized $546,000 and $586,000 of debt discount to interest expense for the three months ended March 31, 2020 and 2019, respectively. The Company also recorded interest expense of $443,000 and $461,000 for the quarter ended March 31, 2020 and 2019, respectively.

Distributor Agreement

On August 21, 2017, ThermoGenesis Corp. entered into an International Distributor Agreement with Boyalife W.S.N. Under the terms of the agreement, Boyalife W.S.N. was granted the exclusive right, subject to existing distributors and customers (if any), to develop, sell to, and service a customer base for ThermoGenesis Corp’s AXP®  AutoXpress System and BioArchive® System in the People’s Republic of China (excluding Hong Kong and Taiwan), Singapore, Indonesia, and the Philippines (the “Territories”). Boyalife W.S.N. is related to our Chief Executive Officer and Chairman of our Board of Directors, and an affiliate of Boyalife (Hong Kong) Limited. Boyalife W.S.N,’s rights under the agreement include the exclusive right to distribute AXP® Disposable Blood Processing Sets and use rights to the AXP® AutoXpress System, BioArchive® System and other accessories used for the processing of stem cells from cord blood in the Territories. Boyalife W.S.N. is also appointed as the exclusive service provider to provide repairs and preventative maintenance to ThermoGenesis Corp. products in the Territories.

The term of the agreement is for three years with ThermoGenesis Corp. having the right to renew the agreement for successive two-year periods at its option. However, ThermoGenesis Corp. has the right to terminate the agreement early if Boyalife W.S.N. fails to meet specified minimum purchase requirements.

Revenues

During the three months ended March 31, 2020 and 2019, the Company recorded $0 and $266,000, respectively, of revenues from Boyalife related to the aforementioned distributor agreement.

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

On July 23, 2019, the Company entered into Amendment No. 1 to the January 2019 Note (“Amended Note”). Under the terms of the amendment, the maturity date of the January 2019 Note was extended from July 29, 2020 to July 31, 2022. All other terms of the January 2019 Note remain the same. The Amended Note was accounted for as an extinguishment of the January 2019 Note as the change in the fair value of the embedded conversion option featured in the January 2019 Note immediately before and after the amendment exceeded 10% of the carrying amount of the January 2019 Note. Accordingly, the Company recorded a loss on the constructive extinguishment of this debt in the amount of $840,000 for the year ended December 31, 2019. The fair value of the Amended Note, which amounted to $1,473,000 was recorded as a liability. The Company also evaluated the conversion option embedded in the Amended Note and determined it was beneficial. Accordingly, the Company recorded a debt discount in the amount of $556,000 on the Amended Note for the year ended December 31, 2019. The Company amortized $77,000 of the debt discount for the January 2019 Note to interest expense for the year ended December 31, 2019. The Company utilized a Monte Carlo simulation model to determine the fair value of the Amended Note.

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

During the three months ended March 31, 2020, the holder converted a portion of the face value of the note into shares of common stock. In total, $180,000 was converted into 100,000 shares of common stock. Additionally, the unamortized premium for the portion of the note that was converted of $22,000 was recorded to interest income during the three months ended March 31, 2020.

On July 23, 2019, the Company entered into a private placement with the Accredited Investor, pursuant to which the Company issued and sold to such investor an unsecured convertible promissory note in the original principal amount of $1,000,000 (the “July 2019 Note”). After six months and subject to the receipt of stockholder approval of the conversion feature of the July 2019 Note, such note is convertible into shares of the Company's common stock at a conversion price equal to the lower of (a) $1.80 per share or (b) 90% of the closing sale price of the Company’s common stock on the date of conversion (subject to a floor conversion price of $0.50). The July 2019 Note bears interest at the rate of twenty-four percent (24%) per annum and is payable quarterly in arrears. Unless sooner converted in the manner described below, all principal under the July 2019 Note, together with all accrued and unpaid interest thereupon, will be due and payable three years from the date of the issuance on July 31, 2022. However, if stockholder approval of the conversion feature of the July 2019 Note is not obtained at the Company’s 2020 annual meeting of stockholders, the maturity date will accelerate to the date that is fourteen days after the next annual meeting.

The July 2019 Note may be prepaid without penalty at any time after it becomes convertible (at which time the holder will have the right to convert it before prepayment thereof). On the date that is six months after the issuance of the July 2019 Note and after receiving stockholder approval of the conversion feature described above, the holder may convert the July 2019 Note, in whole or in part, into a number of shares of the Company’s common stock equal to (i) the principal amount being converted, together with any accrued or unpaid interest thereon, divided by (ii) the conversion price in effect at the time of conversion. The Company has accounted for the July 2019 Note as a debt instrument until the conversion feature is approved by the Company’s stockholders. If approved, the Company will account for the conversion feature at the time of its effectiveness if approved.

5.     LEASES

The Company leases the Rancho Cordova, California and Gurgaon, India facilities pursuant to operating leases. The Rancho Cordova lease expires in May 2024. The Gurgaon lease expires in September 2023; however, either party can terminate after September 2019 with three months’ notice. As such, it was accounted for as a short-term lease.

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

The following summarizes the Company’s operating leases:

March 31, 2020
Right-of-use operating lease assets, net	$829,000
Current lease liability	127,000
Non-current lease liability	726,000

Weighted average remaining lease term	4.2
Discount rate	22%

Maturities of lease liabilities by year for our operating leases are as follows:

2020 (remaining)	$227,000
2021	310,000
2022	319,000
2023	328,000
2024	139,000
Thereafter	--
Total lease payments	$1,323,000
Less: imputed interest	(494,000)
Present value of operating lease liabilities	$829,000

Statement of Cash Flows

In January 2019, the Company signed a new amendment to its lease for office space at its corporate headquarters in Rancho Cordova, CA. The amendment was accounted for as a modification and resulted in a right-of-use asset of $966,000 being recognized as a non-cash addition on the date of the amendment. Cash paid for amounts included in the measurement of operating lease liabilities was $74,000 and $71,000 for the quarter ended March 31, 2020 and 2019, respectively, and is included in cash flows from operating activities.

Operating Lease Costs

Operating lease costs were $103,000 and $103,000 for the quarter ended March 31, 2020 and 2019, respectively. These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable lease costs and short term leases with terms greater than 30 days.

Finance Leases

Finance leases are included in equipment and other current and non-current liabilities on the condensed consolidated balance sheet. The amortization and interest expense are included in general and administrative expense and interest expense, respectively on the statement of operations. These leases are and were not material for the quarter ended March 31, 2020 or March 31, 2019.

6.     COMMITMENTS AND CONTINGENCIES

Financial Covenants

On March 17, 2020, the Company’s wholly owned subsidiary ThermoGenesis Corp. entered into a Manufacturing and Supply Amending Agreement #1 with CBR Systems, Inc. (“CBR”) with an effective date of March 16, 2020 (the “Amendment”). The Amendment amends the Manufacturing and Supply Agreement entered into on May 15, 2017 by the Company and CBR (the “Original Agreement”). The Amendment, among other things, amends the Original Agreement by reducing from $2.0 million to $1.0 million the required amount of cash and short term investments, net of debt or borrowed funds, that the Company and ThermoGenesis Corp. must have at the end of any month to avoid being in default under the Original Agreement.

The Company was in compliance with this financial covenant as of March 31, 2020.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited condensed consolidated balance sheets. The change in the warranty liability for the three months ended March 31, 2020 is summarized in the following table:

Balance at December 31, 2019	$277,000
Warranties issued during the period	30,000
Settlements made during the period	(133,000)
Changes in liability for pre-existing warranties during the period	(31,000)
Balance at March 31, 2020	$143,000

Contingencies and Restricted Cash

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm (“Mavericks”). Included in the engagement letter was a success fee due upon the successful conclusion of certain transactions. On May 4, 2017, a lawsuit was filed in California Superior Court against the Company and its Chief Executive Officer by the consulting firm, which argued that it was owed a transaction fee of $1,000,000 under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016. In October 2017, to streamline the case by providing for the dismissal of claims against the Company’s Chief Executive Officer based on alter ego theories and without acknowledging any liability, the Company deposited $1,000,000 with the Court, which was recorded as restricted cash. The trial completed in February 2020 with an adverse jury verdict in favor of Mavericks in the total amount of $1,000,000. As a result, the Company recorded in other current liabilities a $1,400,000 loss in general and administrative expenses for the year ended December 31, 2019. The loss includes the $1,000,000 transaction fee and an estimated $400,000 in interest due. The $1,000,000 deposited with the court will be used to settle the transaction fee. At the conclusion of the trial, no judgment had been entered as the parties were disputing whether the defense of equitable estoppel should bar entry of judgment and the proper pre-judgment interest start date. In April 2020, the Company received notice that equitable estoppel defense was denied by the Court. After that ruling, Mavericks and the Company reached agreement for the interest start date and the total amount of Mavericks trial related expenses that must be reimbursed by the Company as result of the verdict. On May 1, 2020 the parties agreed that the Company would pay Mavericks $480,000, representing $369,000 for interest and $111,000 for trial related expenses. Additionally, the Company agreed not to contest the jury verdict and allowing the Court to release the $1,000,000 cash bond deposited by the Company early in the litigation to Mavericks, effectively ending the case.

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of March 31, 2020, except as disclosed, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

7.     STOCKHOLDERS’ EQUITY

Common Stock

On March 25, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three institutional and accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, in a registered direct offering (the “RDO”), an aggregate of 1,000,002 shares of the Company’s common stock at an offering price of $3.50 per share, for gross proceeds of approximately $3.5 million before the deduction of $393,000 in placement agent fees and offering expenses. The shares were issued and sold by the Company pursuant to a registration statement on Form S-3 (File No. 333-235509), which was initially filed with the Securities and Exchange Commission (the “Commission”) on December 13, 2019 and was declared effective by the Commission on January 3, 2020, and the related prospectus supplement filed with the Commission on March 27, 2020. The closing of the RDO occurred on March 27, 2020. The Purchase Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature. Under the Purchase Agreement, (i) the Company and its subsidiaries are prohibited for a period of 30 days after the closing (subject to certain exceptions) from issuing, entering into any agreement to issue, or announcing the issuance or the proposed issuance of any shares of the Company’s common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, shares of the Company’s common stock and (ii) the Company is prohibited for a period of twelve (12) months after the closing (subject to certain exceptions) from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of the Company’s common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, shares of the Company’s common stock involving a Variable Rate Transaction (as defined in the Purchase Agreement).

On December 13, 2019, the Company entered into an At The Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”) (the “ATM Agreement”), pursuant to which the Company may offer and sell, from time to time through H.C. Wainwright, shares of Common Stock, having an aggregate offering price of up to $4.4 million (the “HCW Shares”). The offer and sale of the HCW Shares is made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-235509). Pursuant to the ATM Agreement, H.C. Wainwright may sell the HCW Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including sales made by means of ordinary brokers’ transactions, including on The NASDAQ Capital Market, at market prices or as otherwise agreed with H.C. Wainwright. H.C. Wainwright will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the HCW Shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company may impose. The Company is not obligated to make any sales of the HCW Shares under the ATM Agreement. The offering of HCW Shares pursuant to the ATM Agreement will terminate upon the earliest of (a) the sale of all of the HCW Shares subject to the ATM Agreement, (b) the termination of the ATM Agreement by H.C. Wainwright or the Company, as permitted therein, or (c) August 9, 2022. The Company will pay H.C. Wainwright a commission rate equal to 3% of the aggregate gross proceeds from each sale of HCW Shares and have agreed to provide H.C. Wainwright with customary indemnification and contribution rights. The Company will also reimburse H.C. Wainwright for certain specified expenses in connection with entering into the ATM Agreement. As of March 31, 2020, the Company sold a total of 50,746 shares of Common Stock for aggregate gross proceeds of $280,000 at an average selling price of $5.44 per share, resulting in net proceeds of approximately $114,000 after deducting legal expenses, audit fees, commissions and other transaction costs of approximately $167,000. The Company terminated the ATM Prospectus Supplement on March 25, 2020, but the ATM Agreement remains in effect.

Stock Based Compensation

The Company recorded stock-based compensation of $67,000 and $81,000 for the three months ended March 31, 2020 and 2019, respectively, as comprised of the following:

	Three Months Ended March 31,
	2020	2019
Sales and marketing	$13,000	$12,000
Research and development	15,000	15,000
General and administrative	39,000	54,000
	$67,000	$81,000

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	291,807	$13.96

Forfeited	(3,958)	$3.74

Outstanding at March 31, 2020	287,849	$14.10	8.06	$101,074

Vested and expected to vest at March 31, 2020	226,960	$15.70	7.9	$75,434

Exercisable at March 31, 2020	143,479	$20.20	7.61	$40,430

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended March 31, 2020.

Warrants

A summary of warrant activity for the three months ended March 31, 2020 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2019	1,716,066	$25.23
Warrants expired	--	--
Warrants exercised	(107,866)	$.53

Outstanding at March 31, 2020	1,608,200	$26.89

Exercisable at March 31, 2020	1,538,347	$24.47

8.     SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date for inclusion in the accompanying consolidated financial statements through the date of issuance and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto other than as disclosed below.

On April 21, 2020, the Company entered into a promissory note and received a loan (collectively, the “PPP Loan”) from Comerica Bank (“Comerica”) under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received net proceeds of $646,000 from the PPP Loan. The term of the PPP Loan is two years with an interest rate of 1.00% per annum, which shall be deferred for the first six months of the term of the loan. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note of the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of the amount outstanding under the PPP Loan.

On April 28, 2020, the Company borrowed an additional $2,418,000 under the Credit Agreement (see Note 3, Related Party Transactions). As a result of such borrowing and after giving effect to the borrowing, the outstanding principal balance under the Note was $10,000,000 and accrued but unpaid interest was $580,000 as of April 28, 2020. The principal purpose of the borrowing was to provide working capital to fund the Company’s purchase of SARS-CoV-2 (COVID-19) IgM/IgG Antibody Fast Detection Kits from ImmuneCyte (see Note 3, Related Party Transactions).

Between April 7, 2020 – May 12, 2020, the Company received exercise notices for 263,216 warrants that were issued at $6 per share as part of the financing transaction the Company completed in May 2018.  Approximately $1,600,000 in cash was received for the exercises.  As of May 12, 2020, 626,821 of the warrants issued at $6 per share in the May 2018 transaction remain outstanding.

In April 2020, the remaining $188,000 of the convertible note issued in January 2019 was converted for 104,445 shares.  Additionally, 224,445 pre-funded warrants that were issued in a financing transaction in April 2019 were exercised.  As of the date of this filing, no pre-funded warrants remain outstanding from the April 2019 financing.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements.  The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein.  When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.  Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and in the future could affect, actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.  These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet FDA regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, uncertainty associated with the COVID-19 pandemic, and other risk factors listed from time to time in our reports with the Securities and Exchange Commission (“SEC”), including, in particular, those set forth in ThermoGenesis Holdings’ Form 10-K for the year ended December 31, 2019.

Business Overview

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

The Company previously had two reportable segments, a Device Segment and Clinical Development Segment.  Due to the winding down of the Clinical Development Segment in 2019, the Company no longer has any material revenues or expenses in that segment.  As a result, the Company’s chief operating decision maker no longer reviews unconsolidated operating results. The Company will no longer report in two segments.  The Company provides the AutoXpress® and BioArchive platforms for automated clinical bio-banking, PXP® platform for point-of-care cell-based therapies and CAR-TXpress™ platform under development for bio-manufacturing for immuno-oncology applications.  The Company and its subsidiaries currently manufactures and markets the following products:

For Clinical Bio-Banking Applications:

●	AXP® Automated Cell Separation System – an automated, fully closed cell separation system for isolating and retrieving stem and progenitor cells from umbilical cord blood.

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

For Large Scale Cell Processing and Biomanufacturing:

●

X-Series® Products: X-Lab® for cell isolation, X-Wash® System for cell washing and reformulation, X-Mini® for high efficiency small scale cell purification, and X-BACS™ System under development for large scale cell purification using our proprietary buoyance-activated cell sorting (BACS) technology.

●

CAR-TXpress™ Platform – a modular designed, functionally closed platform that addresses the critical unmet need for large scale cellular processing and chemistry, manufacturing and controls (“CMC”) needs for manufacturing chimeric antigen receptor (“CAR”) T cell therapies. CAR-TXpress is owned and developed through CARTXpress Bio, Inc. (“CARTXpress Bio”), a subsidiary in which we own 80% of the equity interest.

On January 1, 2019, the Company entered into a reorganization of the business and equity ownership of its majority-owned ThermoGenesis Corp. subsidiary. Pursuant to the reorganization, the assets acquired by ThermoGenesis Corp. from SynGen Inc. in July 2017 were contributed to a newly formed Delaware subsidiary of ThermoGenesis Corp., CARTXpress Bio and the 20% interest in ThermoGenesis Corp. held by a third party was exchanged for a 20% interest in CARTXpress Bio. As a result, the Company holds an 80% equity interest in CARTXpress Bio and the Company has become the owner of 100% of ThermoGenesis Corp. The purpose of the reorganization was to allow CARTXpress Bio to focus on the development and commercialization of the newly launched CARTXpress Bio cellular manufacturing platform.

In the reorganization, the Company reacquired the non-controlling interest shares in ThermoGenesis Corp., which had an accumulated deficit of $1,711,000, in exchange for a 20% equity interest in the newly formed subsidiary, CARTXpress Bio, which amounted to approximately $1,100,000. The total amount of $2,843,000 related to the reorganization of the subsidiary and the related increase in non-controlling interest was offset by a charge to additional paid in capital in stockholders’ equity.

On November 26, 2019 the Company entered into a joint venture agreement with HealthBanks Biotech Inc. (“HealthBanks”), an affiliate of the Boyalife Group, to form a new company called ImmuneCyte Life Sciences, Inc. (“ImmuneCyte”) to commercialize the Company’s proprietary cell processing platform, CAR-TXpress™, for use in immune cell banking as well as for cell-based contract development and manufacturing services (CMO/CDMO). Under the terms of the JV Agreement, ImmuneCyte was initially owned 80% by HealthBanks and 20% by the Company. The Company currently owns approximately 19% of the equity of ImmuneCyte.

ThermoGenesis Holdings is an affiliate of the Boyalife Group, a global diversified life science holding company that focuses on stem cell technology and cell-based therapeutics.

Recent Update on COVID-19 Rapid Test and Antibody Therapeutics

To effectively respond to the COVID-19 pandemic, the Company is seeking to leverage its expertise and global relationships and resources in the medical technology field bring to market in the U.S. a point-of-care COVID-19 antibody test that will allow rapid pre-screening of patients and allow for identification of individuals who have encountered the virus and have developed antibody immunity.  In late March 2020, the Company announced that it filed notification with the FDA of its intent to register such a test under the name ThermoGenesis SARS-CoV-2 (COVID-19) IgM/IgG Antibody Fast Detection Kit (Colloidal Gold), which is intended for professional use at the point-of-care. On April 15, 2020, the Company received an acknowledgement letter noting that the required registrations and listings with FDA have been completed, which allows the kit to be distributed to the U.S. market. The detection kit is listed on the FDA website. The Company currently estimates that it will begin sales of the detection kits in the second quarter of 2020.  The Company will purchase the detection kits from ImmuneCyte under an April 2020 supply agreement between the Company and ImmuneCyte.

In addition, in April 2020, the Company began working with ImmuneCyte to develop a convalescent plasma strategy for COVID-19 utilizing its SARS-CoV-2 (COVID-19) IgM/IgG Antibody Fast Detection Kit.  Convalescent plasma therapy is an exploratory approach that involves giving patients an infusion of plasma from people who have recovered from COVID-19. The Antibody Fast Detection Kits can quickly identify individuals who may have developed protective immunity against the virus.  The Company is researching the potential to leverage its technologies along with its proprietary automated cell processing platform, which could potentially allow for simultaneous isolation of convalescent plasma and immune cells for potential anti-COVID-19 antibody development.

There is significant uncertainty relating to the potential impact of COVID-19 on our business and the general business environment. The extent to which COVID-19 impacts our ability to obtain financing, as well as our results of operations and financial condition, generally, will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken by governments and private businesses to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 continue for an extended period of time, the markets may not be available to the Company for purposes of raising required capital. Should we not be able to obtain financing when required or on terms which are economically feasible, we may have to significantly delay, scale back, or discontinue the development and/or commercialization of one or more of our product candidates, restrict our operations, or obtain funds by entering into agreements on unfavorable terms.

Reverse Stock Split

On June 4, 2019, the Company effected a one (1) for ten (10) reverse split of its issued and outstanding common stock. The total number of shares of common stock authorized for issuance by the Company of 350,000,000 shares did not change in connection with the reverse stock split. All historical share amounts disclosed herein have been retroactively restated to reflect the reverse split and subsequent share exchange.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that have been identified as critical in the preparation of the Company’s condensed consolidated financial statements, please refer to ThermoGenesis Holdings’ Form 10-K for the year ended December 31, 2019.

Results of Operations for the Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 31, 2019

Net Revenues

Net revenues for the three months ended March 31, 2020 were $3,200,000 compared to $2,962,000 for the three months ended March 31, 2019, an increase of $238,000 or 8%.  The higher revenues were driven by AXP® disposable sales, which increased by approximately $950,000 in the first quarter of 2020 as compared to the first quarter in 2019.  Units sold improved from 598 cases in the first quarter of 2019 to 989 cases sold in the same period in 2020.  This increase was offset by a decrease of $514,000 in BioArchive® device sales, which had zero devices sold in the first quarter of 2020 as compared to two devices sold in the same period in 2019, manual disposables with revenues of  $97,000 less in the first quarter of 2020 and CAR-TXpress™ sales which decreased by $72,000.

	March 31, 2020	March 31, 2019
AXP	$2,232,000	$1,322,000
BioArchive	496,000	1,014,000
CAR-TXpress	235,000	307,000
Manual Disposables	203,000	300,000
Other	34,000	19,000
	$3,200,000	$2,962,000

Gross Profit

The Company’s gross profit was $1,492,000 or 47% of net revenues for the three months ended March 31, 2020, compared to $1,258,000 or 42% of net revenues for the three months ended March 31, 2019, an increase of $234,000.  The gross profit improvement was driven by the revenue recognition for the Corning exclusivity fee, which was $71,000 for the first quarter of 2020 as compared to $0 for the first quarter of 2019. This also added approximately two points to the gross profit percentage of net revenue.  The remainder of the increase was primarily due to increased sales of AXP® disposables.  The 391 additional cases sold in the first quarter of 2020 contributed approximately $400,000 in additional gross profit, which was offset by a decrease of approximately $200,000 due to lower BioArchive® device sales in the quarter ended March 31, 2020 as compared to March 31, 2019.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2020 were $444,000 compared to $341,000 for the three months ended March 31, 2019, an increase of $103,000 or 30%. The increase was driven by higher salaries and benefit expenses in the first quarter of 2020 as compared to the same period in 2019.

Research and Development Expenses

Research and development expenses were $609,000 for the three months ended March 31, 2020, compared to $563,000 for the three months ended March 31, 2019, an increase of $46,000 or 8%.  The increase was driven by expenses related the Company’s short term incentive program and other increases in employee benefits in the first quarter of 2020 as compared to the same period in 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 were $1,648,000, compared to $1,260,000 for the three months ended March 31, 2019, an increase of $388,000 or 31%.  The increase was driven by legal and other expenses related to the Mavericks lawsuit of approximately $220,000, expenses related to the Company’s short term incentive program of approximately $100,000 and increased expenses related to completing and filing the Company’s 2019 10-K were approximately $85,000 more than the first quarter of 2019.

Interest Expense

Interest expense for the three months ended March 31, 2020 was $3,531,000, as compared $1,132,000 for the three months ended March 31, 2019, an increase of $2,399,000 or 212%. The increase is driven the accelerated expense of the unamortized debt discount of $2,486,000 for the beneficial conversion feature associated with the portions of the Revolving Credit Agreement with Boyalife Asset Holding II, Inc. which was converted in the quarter ended March 31, 2020.

Liquidity and Capital Resources

At March 31, 2020, the Company had cash and cash equivalents of $5,719,000 and working capital of $6,914,000.  This compares to cash and cash equivalents of $3,157,000 and working capital of $3,176,000 at December 31, 2019.  We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

The Company has a Revolving Credit Agreement with Boyalife Asset Holding II, Inc.  In February 2020, the Lender converted a total of $3,000,000 of the outstanding balance of the convertible note into an aggregate of 1,666,670 shares of our common stock in two conversions.  As of March 31, 2020, the outstanding principal balance of the Loan was $7,582,000 of the $10,000,000.

The Company anticipates that it may need to make pre-payments for all or a portion of the COVID-19 Antibody Fast Detection Kits it intends to begin selling in the second quarter of 2020.  In order to address the cash required for those payments, the Company has improved its cash position subsequent to March 31, 2020 by completing a $2,418,000 draw-down from the Boyalife Revolving Credit Agreement and receipt of approximately $1,600,000 from exercises of 263,216 of warrants issued at $6 per share as part of a financing in 2018.  As of the date of this filing, the Company has paid approximately $1,500,000 to ImmuneCyte as pre-payments for the purchase of kits.

The Company has incurred recurring operating losses and as of March 31, 2020 had an accumulated deficit of $241,534,000.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing of this report. The Company may require additional capital to grow the business, to fund other operating expenses and to make interest payments.  The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to us, if at all.

Non-GAAP Measures

In addition to the results reported in accordance with US GAAP, we also use a non-GAAP measure, adjusted EBITDA, to evaluate operating performance and to facilitate the comparison of our historical results and trends. The Company calculates adjusted EBITDA as income or (loss) from operations less depreciation, amortization, stock compensation, equity method investments and impairment of intangible assets. This financial measure is not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for loss as a measure of performance. The calculation of this non-GAAP measure may not be comparable to similarly titled measures used by other companies. Reconciliations to the most directly comparable GAAP measure are provided below.

	Three Months Ended March 31,
	2020	2019
Net loss	$(4,743,000)	$(2,047,000)

Deduct:
Interest expense	(3,531,000)	(1,132,000)
Foreign exchange and other expense	10,000	(9,000)
Loss on equity method investments	(13,000)	--
Loss from operations	$(1,209,000)	$(906,000)

Add:
Depreciation and amortization	199,000	206,000
Stock-based compensation expense	67,000	81,000
Adjusted EBITDA	$(943,000)	$(619,000)

The adjusted EBITDA loss was $943,000 for the three months ended March 31, 2020 compared to a loss of $619,000 for the three months ended March 31, 2019, an increase in the adjusted EBITDA loss of $324,000.  The primary drivers of the lower adjusted EBITDA in the quarter ended March 31, 2020 was the $388,000 increase in general and administrative due to legal expenses related to the Mavericks lawsuit, expenses related to the Company’s short term incentive program and increased expenses related to completing and filing the Company’s 2019 10-K and the $103,000 increase in sales and marketing expenses due to higher salaries and benefit expenses in the first quarter of 2020 as compared to the same period in 2019. These increases were offset by $234,000 more gross profit earned in the quarter ended March 31, 2020 as compared to the quarter ended March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company had no off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

ThermoGenesis Holdings is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide information under this item.

ITEM 4. Controls and Procedures

ThermoGenesis Holdings carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of ThermoGenesis Holdings’ disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) or 15d-15(e)) as of March 31, 2020. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, ThermoGenesis Holdings’ Chief Executive Officer and Chief Financial Officer have both concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

There were no changes in ThermoGenesis Holdings, Inc. internal controls over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

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

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm, Mavericks. Included in the engagement letter was a success fee due upon the successful conclusion of certain transactions. On May 4, 2017, a lawsuit was filed in California Superior Court against the Company and its Chief Executive Officer by the consulting firm, which argued that it was owed a transaction fee of $1,000,000 under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016. In October 2017, to streamline the case by providing for the dismissal of claims against the Company’s Chief Executive Officer based on alter ego theories and without acknowledging any liability, the Company deposited $1,000,000 with the Court, which was recorded as restricted cash. The trial completed in February 2020 with an adverse jury verdict in favor of Mavericks in the total amount of $1,000,000. As a result, the Company recorded in other current liabilities a $1,400,000 loss in general and administrative expenses for the year ended December 31, 2019. The loss includes the $1,000,000 transaction fee and an estimated $400,000 in interest due. The $1,000,000 deposited with the court will be used to settle the transaction fee. At the conclusion of the trial, no judgment had been entered as the parties were disputing whether the defense of equitable estoppel should bar entry of judgment and the proper pre-judgment interest start date. In April 2020, the Company received notice that equitable estoppel defense was denied by the Court. After that ruling, Mavericks and the Company reached agreement for the interest start date and the total amount of Mavericks trial related expenses that must be reimbursed by the Company as result of the verdict. On May 1, 2020 the parties agreed that the Company would pay Mavericks $480,000, representing $369,000 for interest and $111,000 for trial related expenses. Additionally, the Company agreed not to contest the jury verdict and allowing the Court to release the $1,000,000 cash bond deposited by the Company early in the litigation to Mavericks, effectively ending the case.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors relating to the Company set forth in f, “Item IA. Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

An index of exhibits is found on page 29 of this report.

ITEM 6.	Exhibits.

Exhibit No.	Document Description	Incorporated by Reference
10.1	Manufacturing and Supply Amending Agreement #1, effective as of March 16, 2020, between ThermoGenesis Corp. and CBR Systems, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 20, 2020.
10.2	Form of Securities Purchase Agreement, dated as of March 25, 2020, between ThermoGenesis Holdings, Inc. and the Purchasers identified on the signature pages thereto.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 27, 2020.
10.3	Engagement Agreement, dated as of March 24, 2020, between ThermoGenesis Holdings, Inc. and H.C. Wainwright & Co., LLC.	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 27, 2020.
10.4	Form of Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 3, 2020.
10.5	Supply Agreement, dated April 22, 2020, between ThermoGenesis Corp. and ImmuneCyte Life Sciences, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 28, 2020.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

ThermoGenesis Holdings, Inc. (Registrant)

Dated: May 14, 2020	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)
Dated: May 14, 2020	/s/ Jeff Cauble
Jeff Cauble Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)