Form 10-Q
period 2020-06-30
ThermoGenesis Holdings, Inc.
filed 2020-08-14
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900 ThermoGenesis Holdings, Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

2711 Citrus Road Rancho Cordova, California 95742 (Address of principal executive offices) (Zip Code)

(916) 858-5100 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	THMO	Nasdaq Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2020
Common stock, $.001 par value	6,709,665

ThermoGenesis Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,984,000	$3,157,000
Restricted cash	--	1,000,000
Accounts receivable, net of allowance for doubtful accounts of $223,000 ($226,000 at December 31, 2019)	1,654,000	1,278,000
Inventories, net of reserves of $4,091,000 ($350,000 at December 31, 2019)	5,189,000	3,824,000
Prepaid expenses and other current assets	837,000	602,000
Total current assets	14,664,000	9,861,000

Equipment and leasehold improvements, net	1,657,000	2,028,000
Right-of-use operating lease assets, net	797,000	859,000
Goodwill	781,000	781,000
Intangible assets, net	1,406,000	1,467,000
Other assets	48,000	218,000
Total assets	$19,353,000	$15,214,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,236,000	$1,447,000
Accrued payroll and related expenses	526,000	288,000
Deferred revenue – short-term	787,000	620,000
Interest payable – related party	957,000	1,869,000
Note payable – short-term	287,000	--
Other current liabilities	812,000	2,461,000
Total current liabilities	6,605,000	6,685,000

Convertible promissory note – related party, less debt discount of $5,720,000 ($5,195,000 at December 31, 2019)	4,280,000	3,518,000
Convertible promissory notes, less debt discount of $668,000 (plus debt premium of $46,000 at December 31, 2019)	332,000	413,000
Note payable	359,000	1,000,000
Operating lease obligations – long-term	689,000	761,000
Deferred revenue – long-term	1,739,000	1,901,000
Other noncurrent liabilities	19,000	20,000
Total liabilities	14,023,000	14,298,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--
Common stock, $0.001 par value; 350,000,000 shares authorized; 6,709,465 issued and outstanding (2,843,601 at December 31, 2019)	7,000	3,000
Additional paid in capital	252,937,000	237,313,000
Accumulated deficit	(247,971,000)	(236,932,000)
Accumulated other comprehensive loss	41,000	2,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity	5,014,000	386,000

Noncontrolling interests	316,000	530,000
Total equity	5,330,000	916,000
Total liabilities and equity	$19,353,000	$15,214,000

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net revenues	$2,242,000	$4,305,000	$5,442,000	$7,268,000
Cost of revenues	4,874,000	2,354,000	6,582,000	4,057,000

Gross profit (loss)	(2,632,000)	1,951,000	(1,140,000)	3,211,000

Expenses:
Sales and marketing	442,000	384,000	886,000	725,000
Research and development	578,000	611,000	1,187,000	1,175,000
General and administrative	1,536,000	1,218,000	3,184,000	2,478,000

Total operating expenses	2,556,000	2,213,000	5,257,000	4,378,000

Loss from operations	(5,188,000)	(262,000)	(6,397,000)	(1,167,000)

Other expenses:

Interest expense	(1,314,000)	(1,211,000)	(4,845,000)	(2,343,000)
Other income (expenses)	(8,000)	(2,000)	2,000	(11,000)
Loss on equity method investments	--	--	(13,000)	--
Total other expense	(1,322,000)	(1,213,000)	(4,856,000)	(2,354,000)

Net loss	(6,510,000)	(1,475,000)	(11,253,000)	(3,521,000)

Loss attributable to noncontrolling interests	(73,000)	(178,000)	(214,000)	(354,000)
Net loss attributable to common stockholders	$(6,437,000)	$(1,297,000)	$(11,039,000)	$(3,167,000)

COMPREHENSIVE LOSS
Net loss	$(6,510,000)	$(1,475,000)	$(11,253,000)	$(3,521,000)
Other comprehensive loss:
Foreign currency translation adjustments gain (loss)	1,000	(3,000)	39,000	(7,000)
Comprehensive loss	(6,509,000)	(1,478,000)	(11,214,000)	(3,528,000)
Comprehensive loss attributable to noncontrollinginterests	(73,000)	(178,000)	(214,000)	(354,000)
Comprehensive loss attributable to common stockholders	$(6,436,000)	$(1,300,000)	$(11,000,000)	$(3,174,000)

Per share data:

Basic and diluted net loss per common share	$(1.02)	$(0.47)	$(2.11)	$(1.21)

Weighted average common shares outstanding – basic and diluted	6,315,566	2,784,776	5,230,921	2,623,989

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the Six Months Ended June 30, 2020

	Shares	Common stock	Paid in capital in excess of par	Accumulated deficit	AOCL*	Non- controlling interests	Total equity
Balance at January 1, 2020	2,843,601	$3,000	$237,313,000	$(236,932,000)	$2,000	$530,000	$916,000

Stock-based compensation expense	--	--	67,000	--	--	--	67,000
Exercise of pre-funded warrants	100,000	--	10,000	--	--	--	10,000
Exercise of warrants	7,866	--	47,000	--	--	--	47,000
Discount due to beneficial conversion features	--	--	1,869,000	--	--	--	1,869,000
Conversion of related party note payable to common stock	1,666,670	2,000	2,998,000	--	--	--	3,000,000
Conversion of note payable to common stock	100,000	--	180,000	--	--	--	180,000
Issuance of common stock, net	1,050,748	1,000	3,220,000	--	--	--	3,221,000
Foreign currency translation gain	--	--	--	--	38,000	--	38,000
Net loss	--	--	--	(4,602,000)	--	(141,000)	(4,743,000)
Balance at March 31, 2020	5,768,885	6,000	245,704,000	(241,534,000)	40,000	389,000	4,605,000

Stock-based compensation expense	--	--	314,000	--	--	--	314,000
Exercise of pre-funded warrants	224,445		22,000	--	--	--	22,000
Exercise of warrants	267,271	--	1,604,000	--	--	--	1,604,000
Discount due to beneficial conversion features	--	--	3,112,000	--	--	--	3,112,000
Conversion of note payable to common stock	104,445	1,000	188,000	--	--	--	189,000
Issuance of Common Stock, net	344,419	--	1,993,000	--	--	--	1,993,000
Foreign currency translation gain	--	--	--	--	1,000	--	1,000
Net loss	--	--	--	(6,437,000)		(73,000)	(6,510,000)
Balance at June 30, 2020	6,709,465	$7,000	$252,937,000	$(247,971,000)	$41,000	$316,000	$5,330,000

* Accumulated other comprehensive loss.

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the Six Months Ended June 30, 2019

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

* Accumulated other comprehensive loss.

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,253,000)	$(3,521,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	392,000	402,000
Stock based compensation expense	381,000	206,000
Amortization of debt discount/premium, net	1,257,000	1,229,000
Amortization of accelerated debt discount due to conversion	2,486,000	--
Reserve for excess and slow-moving inventories	3,744,000	125,000
Loss on disposal of equipment	114,000	6,000
Net change in operating assets and liabilities:
Accounts receivable	(378,000)	(1,582,000)
Inventories	(5,108,000)	449,000
Prepaid expenses and other assets	(65,000)	(165,000)
Accounts payable	1,812,000	749,000
Interest payable - related party	(912,000)	(586,000)
Accrued payroll and related expenses	238,000	(217,000)
Deferred revenue – short-term	167,000	92,000
Other current liabilities	(1,607,000)	(37,000)
Long-term deferred revenue and other noncurrent liabilities	(221,000)	(61,000)

Net cash used in operating activities	(8,953,000)	(2,911,000)

Cash flows from investing activities:
Capital expenditures	(23,000)	(142,000)

Net cash used in investing activities	(23,000)	(142,000)

Cash flows from financing activities:

Proceeds from convertible promissory note-related party	4,287,000	1,513,000
Payments on financing lease obligations	(22,000)	(15,000)
Proceeds from issuance of common stock, net of expenses	5,214,000	756,000
Proceeds from exercise of options, warrants and pre-funded warrants	1,683,000	23,000
Proceeds from long-term debt	--	800,000
Proceeds from note payable	646,000	--

Net cash provided by financing activities	11,808,000	3,077,000

Effects of foreign currency rate changes on cash and cash equivalents	(5,000)	--
Net increase (decrease) in cash, cash equivalents and restricted cash	2,827,000	24,000

Cash, cash equivalents and restricted cash at beginning of period	4,157,000	3,400,000
Cash, cash equivalents and restricted cash at end of period	$6,984,000	$3,424,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,031,000	$1,668,000
Supplemental non-cash financing and investing information:
Recording of beneficial conversion feature on debt	$4,981,000	$2,313,000
Right-to-use asset acquired under operating lease	$--	$966,000
Related party promissory note converted to common stock	$3,000,000	$--
Convertible promissory note converted to common stock	$369,000	$--
Transfer of equipment to inventories	$--	$33,000

See accompanying notes.

ThermoGenesis Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN

Organization and Basis of Presentation

ThermoGenesis Holdings, Inc. (“ThermoGenesis Holdings,” the “Company,” “we,” “our,” “us”) develops, commercializes and markets a range of automated technologies for CAR-T and other cell-based therapies. The Company currently markets a full suite of solutions for automated clinical biobanking, point-of-care applications, and automation for immuno-oncology, including its semi-automated, functionally closed CAR-TXpress™ platform, which streamlines the manufacturing process for the emerging CAR-T immunotherapy market. The Company was founded in 1986 and is registered in the State of Delaware and headquartered in Rancho Cordova, CA.

The Company previously had two reportable segments, a Device Segment and Clinical Development Segment. Due to the winding down of the Clinical Development Segment in 2019, the Company no longer has any material revenues or expenses in that segment. As a result, the Company’s chief operating decision maker no longer reviews unconsolidated operating results. The Company will no longer report in two segments. The Company provides the AutoXpress® and BioArchive® platforms for automated clinical bio-banking, PXP® platform for point-of-care cell-based therapies and CAR-TXpress™ platform under development for bio-manufacturing for immuno-oncology applications. The Company and its subsidiaries currently manufactures and markets the following products:

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

On January 1, 2019, the Company entered into a reorganization of the business and equity ownership of its majority-owned ThermoGenesis Corp. subsidiary. Pursuant to the reorganization, the assets acquired by ThermoGenesis Corp. from SynGen Inc. in July 2017 were contributed to a newly formed Delaware subsidiary of ThermoGenesis Corp., CARTXpress Bio, and the 20% interest in ThermoGenesis Corp. held by a third party was exchanged for 20% interest in CARTXpress Bio. As a result, the Company holds an 80% equity interest in CARTXpress Bio and the Company has become the owner of 100% of ThermoGenesis Corp. The purpose of the reorganization was to allow CARTXpress Bio to focus on the development and commercialization of the newly launched CARTXpress Bio cellular manufacturing platform.

In the reorganization, the Company reacquired the non-controlling interest shares in ThermoGenesis Corp., which had an accumulated deficit of $1,711,000, in exchange for 20% equity interest in the newly formed subsidiary, CARTXpress Bio, which amounted to approximately $1,100,000. The total amount of $2,843,000 related to the reorganization of subsidiary and the related increase in non-controlling interest was offset by a charge to additional paid in capital in stockholders’ equity.

On November 26, 2019 the Company entered into a joint venture agreement with HealthBanks Biotech Inc. (“HealthBanks”), an affiliate of the Boyalife Group, to form a new company called ImmuneCyte, Inc. (“ImmuneCyte”) to commercialize the Company’s proprietary cell processing platform, CAR-TXpress™, for use in immune cell banking as well as for cell-based contract development and manufacturing services (CMO/CDMO). Under the terms of the JV Agreement, ImmuneCyte was initially owned 80% by HealthBanks and 20% by the Company. The Company currently owns 18.79% of the equity of ImmuneCyte.

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

Going Concern

The Company has a Revolving Credit Agreement (“Credit Agreement”) with Boyalife Asset Holding II, Inc. (Refer to Note 3), allowing the Company to borrow up to $10,000,000 in principal amount outstanding at any time. As of June 30, 2020, the Company had drawn down the full amount available under the Credit Agreement and had an outstanding balance of $10,000,000. Boyalife Asset Holding II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors.

On April 21, 2020, the Company entered into a promissory note and received a loan (collectively, the “PPP Loan”) from Comerica Bank (“Comerica”) under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received net proceeds of $646,000 from the PPP Loan. The current portion of the PPP loan is $287,000 and the noncurrent portion is $359,000. The term of the PPP Loan is two years with an interest rate of 1.00% per annum, which shall be deferred for the first six months of the term of the loan. Payments of interest and principal commence November 1, 2020. Each monthly payment shall be in the amount which would fully amortize the principal balance outstanding under the PPP Loan. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note of the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of the amount outstanding under the PPP Loan.

At June 30, 2020, the Company had cash and cash equivalents of $6,984,000 and working capital of $8,059,000. The Company has incurred recurring operating losses and as of June 30, 2020 had an accumulated deficit of $247,971,000. These recurring losses raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing of this report. The Company may need to raise additional capital to grow its business, fund operating expenses and make interest payments. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through debt borrowings, sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all.

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

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ThermoGenesis Holdings’ Annual Report on Form 10-K for the year ended December 31, 2019.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company doesn’t expect the adoption of the standard to have a material impact.

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

Recently Adopted Accounting Standards

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

Revenue Recognition

Revenue is recognized based on the five-step process outlined in Accounting Standards Codification (“ASC”) 606.

The following tables summarize the revenues by product line:

	Three Months Ended June 30, 2020
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$621,000	$48,000	$--	$669,000
BioArchive	165,000	294,000	--	459,000
CAR-TXpress	550,000	13,000	71,000	634,000
Manual Disposables	198,000	--	--	198,000
Other	238,000	--	44,000	282,000
Total	$1,772,000	$355,000	$115,000	$2,242,000

	Six Months Ended June 30, 2020
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$2,829,000	$72,000	$--	$2,901,000
BioArchive	329,000	626,000	--	955,000
CAR-TXpress	702,000	25,000	142,000	869,000
Manual Disposables	401,000	--	--	401,000
Other	252,000	--	64,000	316,000
Total	$4,513,000	$723,000	$206,000	$5,442,000

	Three Months Ended June 30, 2019
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$3,028,000	$54,000	$--	$3,082,000
BioArchive	433,000	351,000	--	784,000
CAR-TXpress	182,000	--	--	182,000
Manual Disposables	242,000	--	--	242,000
Other	--	7,000	8,000	15,000
Total	$3,885,000	$412,000	$8,000	$4,305,000

	Six Months Ended June 30, 2019
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$4,295,000	$109,000	$--	$4,404,000
BioArchive	1,031,000	766,000	--	1,797,000
CAR-TXpress	490,000	--	--	490,000
Manual Disposables	543,000	--	--	543,000
Other	5,000	7,000	22,000	34,000
Total	$6,364,000	$882,000	$22,000	$7,268,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet). Revenues recognized during the three and six months ended June 30, 2020 that were included in the beginning balance of deferred revenue were $144,000 and $432,000, respectively. Short-term deferred revenues increased from $620,000 to $787,000 and long-term deferred revenues decreased from $1,901,000 to $1,739,000 during the six months ended June 30, 2020, respectively.

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

The Company performed an evaluation of the revenue recognition of the $2,000,000 fee under ASC 606. It determined that the $2,000,000 will be recognized over time, based on the term of the contract. It was determined that the most likely outcome is the agreement is extended for one additional two-year term after the initial five-year contract is complete. Consequently, the term to recognize the exclusivity fee is over seven years. The Company will allocate the upfront fee evenly to each daily performance obligation of providing exclusivity and recognize the revenue ratably over the seven-year period. As each day passes, the Company will recognize the portion of the exclusivity fee allocated to that day. For the three and six months ended June 30, 2020, the Company recorded revenue of $71,000 and $143,000, respectively, related to the exclusivity fee. The remaining balance of the $2,000,000 payment of $1,762,000 was recorded to deferred revenue, with $286,000 in short-term deferred revenue and $1,476,000 recorded in long-term deferred revenue.

Backlog of Remaining Customer Performance Obligations

The following table includes revenue expected to be recognized and recorded as sales in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Remainder of 2020	2021	2022	2023	2024 and beyond	Total
Service revenue	$633,000	$1,004,000	$552,000	$298,000	$38,000	$2,525,000
Clinical revenue	6,000	13,000	13,000	13,000	171,000	216,000
Exclusivity fee	143,000	286,000	286,000	286,000	761,000	1,762,000
Total	$782,000	$1,303,000	$851,000	$597,000	$970,000	$4,503,000

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

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding plus the pre-funded warrants. For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration and have no vesting or other contingencies associated with them. As of June 30, 2020, all pre-funded warrants previously issued have been exercised and none are currently outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents noted below is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at June 30:

	2020	2019
Common stock equivalents of convertible promissory note and accrued interest	6,676,112	5,355,198
Vested Series A warrants	40,441	40,441
Unvested Series A warrants(1)	69,853	69,853
Warrants – other	1,006,190	1,300,091
Stock options	893,349	286,229
Total	8,685,945	7,051,812

___________

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

3.     Related Party Transactions

HealthBanks Biotech (USA) Inc.

On November 26, 2019 the Company entered into a joint venture agreement with HealthBanks Biotech (USA) Inc. (the “JV Agreement”) to form a new company called ImmuneCyte, Inc. (“ImmuneCyte”) to commercialize the Company’s proprietary cell processing platform, CAR-TXpress™, for use in immune cell banking as well as for cell-based contract development and manufacturing services (CMO/CDMO). Under the terms of the JV Agreement, ImmuneCyte was initially owned 80% by HealthBanks Biotech and 20% by the Company. The Company currently owns 18.79% of the equity of ImmuneCyte. ImmuneCyte will be among the first immune cell banks in the U.S. and offer customers the ability to preserve younger, healthier and uncontaminated immune cells for future potential use in dendritic and chimeric antigen receptor (“CAR-T”) cell therapies in a GMP compliant processing environment. The Company’s principal contribution to ImmuneCyte was a supply agreement under which ImmuneCyte will have the exclusive right to purchase the Company’s proprietary cell processing equipment in the immune cell banking business and a non-exclusive right to purchase it for other cell-based contract development and manufacturing (“CMO/CDMO”) services at a price equal to 115% of the Company’s cost. The Company also contributed to ImmuneCyte intellectual property and trademarks relating to the Company’s clinical development assets, which were fully impaired by the Company in 2018 and had no book value. HealthBanks contributed to ImmuneCyte a paid-up, royalty free license to use its proprietary business management system, customer relationship management software, and laboratory information statement, and it will also make available a $1,000,000 unsecured, non-convertible line of credit to ImmuneCyte to provide initial operating capital. Healthbanks is a subsidiary of Boyalife Group, Inc. (USA), the owner of Boyalife Asset Holding II, Inc., which is the largest stockholder of the Company, and is owned by Dr. Xiaochun (Chris) Xu, the Company’s Chief Executive Officer and Chairman of our Board of Directors.

In December 2019, ImmuneCyte closed a $3,000,000 equity investment with a private institution. The investor received 600,000 shares of Class A common stock at $5.00 per share, representing a 5.66% ownership in the joint venture.  As a result of this equity investment in ImmuneCyte, the Company’s equity in the joint venture is no longer subject to anti-dilution provisions.  After this investment, ImmuneCyte is owned 75.16% by HealthBanks, 18.79% by the Company and 6.05% by the private institution.

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

The Company entered into a supply agreement with ImmuneCyte with an effective date of April 22, 2020.  Under the supply agreement, ImmuneCyte could sell a COVID antibody detection test kit under the name SARS-CoV-2 (COVID-19) Antibody Fast Detection Kit (Colloidal Gold) to the Company.  The supply agreement has a term of one year from the effective date, thirty (30) day renewal terms and contains the Company’s standard supply contract provisions.  The Company purchased approximately $3,600,000 of kits from ImmuneCyte during the quarter ended June 30, 2020.  In August 2020, due to concerns over the consistency of performance of these kits, the Company voluntarily withdrew its application for an Emergency Use Authorization.  Accordingly, the Company determined that it was unlikely that it would be able to sell the remaining testing kits.  As a result, the Company recorded a reserve for the carrying value of these kits of approximately $3,600,000 during the quarter ended June 30, 2020.  In order to continue to pursue its strategy to sell COVID antibody detection test kits, the Company entered into a supply agreement with BioHit Healthcare (Hefei) Co., Ltd. for kits to be marketed under the ThermoGenesis brand.

In April 2020, ImmuneCyte purchased intellectual property for developing monoclonal antibody therapeutics for COVID-19. The intellectual property includes four fully human high-affinity monoclonal antibody drug candidates against SARS-CoV-2 (COVID-19) and tools for screening and quantifying efficacy of such neutralizing antibodies.

For the three and six months ended June 30, 2020, the Company recorded a loss of $0 and $13,000, respectively, on its equity investment in ImmuneCyte as ImmuneCyte has recorded a cumulative loss since the Company made its investment.  At June 30, 2020, the value of the Company’s investment in ImmuneCyte will remain at $0.  For the three and six months ended June 30, 2020, ImmuneCyte had net income (loss) of $375,000 and $(163,000), respectively.  As of June 30, 2020, its current assets were $4,047,000 and current liabilities were $885,000.

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Investment Fund II, Inc., which later merged into Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement and its subsequent amendments, grants to the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). In February 2020, the Company and the Lender completed a series of transactions in which the Company completed a draw down for $1,869,000 and the Lender converted a total of $3,000,000 of the outstanding balance of the convertible note into an aggregate of 1,666,670 shares of our common stock in two conversions. As a result of the conversions, the Company recorded a $2,486,000 charge to interest expense for the unamortized portion of the beneficial conversion feature related to the unamortized portion of the beneficial conversion feature of outstanding principal balance that was converted. On April 28, 2020, the Company borrowed an additional $2,418,000 under the Loan. Immediately after that draw down, the outstanding principal balance under the Loan was $10,000,000 and accrued but unpaid interest was $580,000. The principal purpose of the draw down was to provide working capital to fund the Company’s purchase of SARS-CoV-2 (COVID-19) IgM/IgG Antibody Fast Detection Kits from ImmuneCyte. As of June 30, 2020, the outstanding principal balance of the Loan was $10,000,000.

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

It was concluded that the conversion option of the draw down in February 2020 of $1,869,000 contained a beneficial conversion feature and the Company recorded a debt discount for the full amount in the quarter ended March 31, 2020. It was also concluded that the conversion option of the draw down in April 2020 of $2,418,000 contained a beneficial conversion feature and the Company recorded a debt discount for the full amount in the quarter ended June 30, 2020. Such discount represented the fair value of the incremental shares up to the proceeds received from the convertible notes. The Company amortized $729,000 and $1,275,000 of debt discount to interest expense for the three and six months ended June 30, 2020, respectively, and $586,000 and $1,172,000 for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, the Company had an interest payable balance of $957,000 as compared to $1,869,000 at December 31, 2019 related to the Note.

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

Revenues

During the three and six months ended June 30, 2020, the Company recorded no revenue and for the three and six months ended June 30, 2019, the Company recorded $315,000 and $581,000, respectively, of revenues from Boyalife related to the aforementioned distributor agreement.

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

During the six months ended June 30, 2020, the holder converted the remainder of the face value of the note into shares of common stock. For the six months ended June 30, 2020, $369,000 was converted into 204,445 shares of common stock. Additionally, the unamortized premium for the portion of the note that was converted of $46,000 was recorded to interest income during the six months ended June 30, 2020.

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

The July 2019 Note may be prepaid without penalty at any time after it becomes convertible (at which time the holder will have the right to convert it before prepayment thereof). On the date that is six months after the issuance of the July 2019 Note, the holder may convert the July 2019 Note, in whole or in part, into a number of shares of the Company’s common stock equal to (i) the principal amount being converted, together with any accrued or unpaid interest thereon, divided by (ii) the conversion price in effect at the time of conversion. The Company had accounted for the July 2019 Note as a debt instrument until the conversion feature was approved by the Company’s stockholders. Accordingly, the Company recorded a beneficial conversion feature in the amount of $694,000, upon stockholder approval of the conversion feature, which occurred on June 4, 2020. The discount represented the fair value of the incremental shares up to the proceeds received from the convertible note.

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

The following summarizes the Company’s operating leases:

June 30, 2020
Right-of-use operating lease assets, net	$797,000
Current lease liability	137,000
Non-current lease liability	689,000

Weighted average remaining lease term	3.9
Discount rate	22%

Maturities of lease liabilities by year for our operating leases are as follows:

2020 (remaining)	$152,000
2021	310,000
2022	319,000
2023	328,000
2024	139,000
Thereafter	--
Total lease payments	$1,248,000
Less: imputed interest	(422,000)
Present value of operating lease liabilities	$826,000

Statement of Cash Flows

In January 2019, the Company signed a new amendment to its lease for office space at its corporate headquarters in Rancho Cordova, CA. The amendment was accounted for as a modification and resulted in a right-of-use asset of $966,000 being recognized as a non-cash addition on the date of the amendment. Cash paid for amounts included in the measurement of operating lease liabilities was $149,000 for the six months ended June 30, 2020 and is included in cash flows from operating activities.

Operating Lease Costs

Operating lease costs were $105,000 and $208,000 for the three and six months ended June 30, 2020, respectively. These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable lease costs and short-term leases with terms greater than 30 days.

Finance Leases

Finance leases are included in equipment and other current and non-current liabilities on the condensed consolidated balance sheet. The amortization and interest expense are included in general and administrative expense and interest expense, respectively on the statement of operations. These leases are not and were not material for the three and six months ended of June 30, 2020.

6.     COMMITMENTS AND CONTINGENCIES

Financial Covenants

Effective March 16, 2020, the Company and CBR Systems, Inc. (“CBR”) entered into a Manufacturing and Supply Amending Agreement #1 (the “Amendment”). The Amendment amends the Manufacturing and Supply Agreement entered into on May 15, 2017 by the Company and CBR (the “Original Agreement”). The Amendment, among other things, amends the Original Agreement by reducing from $2.0 million to $1.0 million the required amount of cash and short-term investments, net of debt or borrowed funds due in one year or less, that the Company and must have on hand at the end of any month to avoid being in default under the Original Agreement.

The Company was in compliance with this financial covenant as of June 30, 2020.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited condensed consolidated balance sheets. The change in the warranty liability for the six months ended June 30, 2020 is summarized in the following table:

Balance at December 31, 2019	$277,000
Warranties issued during the period	38,000
Settlements made during the period	(163,000)
Changes in liability for pre-existing warranties during the period	7,000
Balance at June 30, 2020	$159,000

Contingencies and Restricted Cash

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm (“Mavericks”). Included in the engagement letter was a success fee due upon the successful conclusion of certain transactions. On May 4, 2017, a lawsuit was filed in California Superior Court against the Company and its Chief Executive Officer by the consulting firm, which argued that it was owed a transaction fee of $1,000,000 under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016. In October 2017, to streamline the case by providing for the dismissal of claims against the Company’s Chief Executive Officer based on alter ego theories and without acknowledging any liability, the Company deposited $1,000,000 with the Court, which was recorded as restricted cash. The trial completed in February 2020 with an adverse jury verdict in favor of Mavericks in the total amount of $1,000,000. As a result, the Company recorded in other current liabilities a $1,400,000 loss in general and administrative expenses for the year ended December 31, 2019. The loss includes the $1,000,000 transaction fee and an estimated $400,000 in interest due. The $1,000,000 deposited with the court will be used to settle the transaction fee. At the conclusion of the trial, no judgment had been entered as the parties were disputing whether the defense of equitable estoppel should bar entry of judgment and the proper pre-judgment interest start date. In April 2020, the Company received notice that equitable estoppel defense was denied by the Court. After that ruling, Mavericks and the Company reached agreement for the interest start date and the total amount of Mavericks’ trial-related expenses that must be reimbursed by the Company as result of the verdict. On May 1, 2020 the parties agreed that the Company would pay Mavericks $480,000, representing $369,000 for interest and $111,000 for trial-related expenses. Additionally, the Company agreed not to contest the jury verdict and allowing the Court to release the $1,000,000 cash bond deposited by the Company early in the litigation to Mavericks, effectively ending the case.

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of June 30, 2020, except as disclosed, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

7.     STOCKHOLDERS’ EQUITY

Common Stock

On March 25, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three institutional and accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, in a registered direct offering (the “RDO”), an aggregate of 1,000,002 shares of the Company’s common stock at an offering price of $3.50 per share, for gross proceeds of approximately $3.5 million before the deduction of $393,000 in placement agent fees and offering expenses. The shares were issued and sold by the Company pursuant to a registration statement on Form S-3 (File No. 333-235509), which was initially filed with the Securities and Exchange Commission (the “Commission”) on December 13, 2019 and was declared effective by the Commission on January 3, 2020, and the related prospectus supplement filed with the Commission on March 27, 2020. The closing of the RDO occurred on March 27, 2020. The Purchase Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature. Under the Purchase Agreement, (i) the Company and its subsidiaries were prohibited for a period of 30 days after the closing (subject to certain exceptions) from issuing, entering into any agreement to issue, or announcing the issuance or the proposed issuance of any shares of the Company’s common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, shares of the Company’s common stock and (ii) the Company is prohibited for a period of twelve (12) months after the closing (subject to certain exceptions) from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of the Company’s common stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, shares of the Company’s common stock involving a Variable Rate Transaction (as defined in the Purchase Agreement).

On December 13, 2019, the Company entered into an At The Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”) (the “ATM Agreement”), pursuant to which the Company may offer and sell, from time to time through H.C. Wainwright, shares of Common Stock, having an aggregate offering price of up to $4.4 million and on May 19, 2020 the ATM Agreement was amended to increase the aggregate value of up to $15,280,313 (the “HCW Shares”). The offer and sale of the HCW Shares is made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-235509). Pursuant to the ATM Agreement, H.C. Wainwright may sell the HCW Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including sales made by means of ordinary brokers’ transactions, including on The NASDAQ Capital Market, at market prices or as otherwise agreed with H.C. Wainwright. H.C. Wainwright will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the HCW Shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company may impose. The Company is not obligated to make any sales of the HCW Shares under the ATM Agreement. The offering of HCW Shares pursuant to the ATM Agreement will terminate upon the earliest of (a) the sale of all of the HCW Shares subject to the ATM Agreement, (b) the termination of the ATM Agreement by H.C. Wainwright or the Company, as permitted therein, or (c) August 9, 2022. The Company will pay H.C. Wainwright a commission rate equal to 3% of the aggregate gross proceeds from each sale of HCW Shares and have agreed to provide H.C. Wainwright with customary indemnification and contribution rights. The Company will also reimburse H.C. Wainwright for certain specified expenses in connection with entering into the ATM Agreement. As of June 30, 2020, the Company sold a total of 395,165 shares of Common Stock for aggregate gross proceeds of $2,406,000 at an average selling price of $5.77 per share, resulting in net proceeds of approximately $2,107,000 after deducting legal expenses, audit fees, commissions and other transaction costs of approximately $299,000.

Stock Based Compensation

The Company recorded stock-based compensation of $314,000 and $381,000 for the three and six months ended June 30, 2020, and $125,000 and $206,000 for the three and six months ended June 30, 2019, respectively, as comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$2,000	$1,000	$2,000	$1,000
Sales and marketing	28,000	44,000	41,000	56,000
Research and development	21,000	22,000	36,000	37,000
General and administrative	263,000	58,000	302,000	112,000
	$314,000	$125,000	$381,000	$206,000

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	291,807	$13.96

Granted	605,500	5.94
Forfeited	(3,958)	$3.74

Outstanding at June 30, 2020	893,349	$8.57	9.25	$514,200

Vested and expected to vest at June 30, 2020	539,272	$10.07	8.96	$402,783

Exercisable at June 30, 2020	183,824	$17.07	7.92	$213,047

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the six months ended June 30, 2020.

Warrants

A summary of warrant activity for the six months ended June 30, 2020 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2019	1,716,066	$25.23
Warrants expired	--	--
Warrants exercised	(599,582)	$2.81
Outstanding at June 30, 2020	1,116,484	$37.27
Exercisable at June 30, 2020	1,046,631	$34.42

8.     MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable as follows:

For the three months ended June 30, 2020 and 2019, one customer accounted for 0% and 40% of revenue, a second customer accounted for 22% and 0% of revenue, while a third customer accounted for 17% and 18% of revenue, respectively. For the six months ended June 30, 2020 and 2019, one customer accounted for 30% and 29% of revenue, a second customer accounted for 11% and 0% of revenue, while a third customer accounted for 9% and 13% of revenue, respectively.

At June 30, 2020, two customers accounted for 49% of accounts receivable. At December 31, 2019 three customers accounted for 79% of accounts receivable.

9.     SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date for inclusion in the accompanying consolidated financial statements through the date of issuance and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto other than as disclosed below.

On July 13, 2020, the Company, entered into a Manufacturing and Supply Amending Agreement #2 with CBR with an effective date of July 13, 2020 (the “Amendment”). The Amendment, among other things, revised the amount of certain products to be purchased, pricing of those products and removal of the safety stock requirement. In addition, the Amendment updated the financial requirement to exclude convertible debt from the definition of short-term debt under events or conditions that constitute a default. The Amendment states that the Company’s cash balance and short-term investments net of non-convertible debt and borrowed funds that are payable within one year must be greater than $1,000,000 at any month end.

On August 11, 2020, the Company entered into a Supply Agreement with BioHit Healthcare (Hefei) Co., Ltd. with an effective date of August 11, 2020 (the “BioHit Agreement”).  The BioHit Agreement authorizes the Company to market, under the ThermoGenesis brand, BioHit’s SARS-CoV-2 IgM/IgG Antibody Test Kit, which has already received Emergency Use Authorization from the U.S. Food and Drug Administration.  The term of the agreement is one year.

On August 12, 2020, the Company’s JV, ImmuneCyte agreed to allow the Company to return its existing inventory of testing kits and refund all mark-up on sales to the Company.  Additionally, ImmuneCyte and the Company agreed to work together to attempt to secure a refund from the original manufacturer for the remaining amount the Company paid for kits.  If a refund is obtained, it will be recognized when received.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and in the future could affect, actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to complete clinical trials and launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet FDA regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, uncertainty associated with the COVID-19 pandemic, and other risk factors listed from time to time in our reports with the Securities and Exchange Commission (“SEC”), including, in particular, those set forth in ThermoGenesis Holdings’ Form 10-K for the year ended December 31, 2019.

Business Overview

ThermoGenesis Holdings, Inc. (“ThermoGenesis Holdings,” the “Company,” “we,” “our,” “us”), develops, commercializes and markets a range of automated technologies for CAR-T and other cell-based therapies. The Company currently markets a full suite of solutions for automated clinical biobanking, point-of-care applications, and automation for immuno-oncology, including its semi-automated, functionally closed CAR-TXpress™ platform, which streamlines the manufacturing process for the emerging CAR-T immunotherapy market. The Company was founded in 1986 and is registered in the State of Delaware and headquartered in Rancho Cordova, CA.

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

On January 1, 2019, the Company entered into a reorganization of the business and equity ownership of its majority-owned ThermoGenesis Corp. subsidiary. Pursuant to the reorganization, the assets acquired by ThermoGenesis Corp. from SynGen Inc. in July 2017 were contributed to a newly formed Delaware subsidiary of ThermoGenesis Corp., CARTXpress Bio and the 20% interest in ThermoGenesis Corp. held by a third party was exchanged for 20% interest in CARTXpress Bio. As a result, the Company holds an 80% equity interest in CARTXpress Bio and the Company has become the owner of 100% of ThermoGenesis Corp. The purpose of the reorganization was to allow CARTXpress Bio to focus on the development and commercialization of the newly launched CARTXpress Bio cellular manufacturing platform.

In the reorganization, the Company reacquired the non-controlling interest shares in ThermoGenesis Corp., which had an accumulated deficit of $1,711,000, in exchange for 20% equity interest in the newly formed subsidiary, CARTXpress Bio, which amounted to approximately $1,100,000. The total amount of $2,843,000 related to the reorganization of the subsidiary and the related increase in non-controlling interest was offset by a charge to additional paid in capital in stockholders’ equity.

On November 26, 2019 the Company entered into a joint venture agreement with HealthBanks Biotech Inc. (“HealthBanks”), an affiliate of the Boyalife Group, to form a new company called ImmuneCyte, Inc. (“ImmuneCyte”) to commercialize the Company’s proprietary cell processing platform, CAR-TXpress™, for use in immune cell banking as well as for cell-based contract development and manufacturing services (CMO/CDMO). Under the terms of the JV Agreement, ImmuneCyte was initially owned 80% by HealthBanks and 20% by the Company. The Company currently owns 18.79% of the equity of ImmuneCyte.

ThermoGenesis Holdings is an affiliate of the Boyalife Group, a global diversified life science holding company that focuses on stem cell technology and cell-based therapeutics.

Recent Update on COVID-19 Rapid Test and Antibody Therapeutics

To effectively respond to the COVID-19 pandemic, the Company is seeking to leverage its expertise and global relationships and resources in the medical technology field bring to market in the U.S. a point-of-care COVID-19 antibody test that will allow rapid pre-screening of patients and allow for identification of individuals who have encountered the virus and have developed antibody immunity.  In late March 2020, the Company announced that it filed notification with the FDA of its intent to register such a test under the name ThermoGenesis SARS-CoV-2 (COVID-19) IgM/IgG Antibody Fast Detection Kit (Colloidal Gold), which is intended for professional use at the point-of-care. In April 2020, the Company received an acknowledgement letter from the U.S. Food and Drug Administration (“FDA”) which provided confirmation that the Company’s SARS-CoV-2 (COVID-19) IgM/IgG Antibody Fast Detection Kit had been validated in accordance with Section IV.D. of the “Policy for Diagnostic Tests for Coronavirus Disease – 2019 during the Public Health Emergency,” (“Policy D”) issued by FDA on March 16, 2020.  On April 30, 2020, the Company submitted a request to the FDA for review of validation data in order to obtain an Emergency Use Authorization (“EUA”). In August 2020, due to concerns over the consistency of performance of these kits, the Company voluntarily withdrew its application for an EUA.  Accordingly, the Company determined that it was unlikely that it would be able to sell the remaining testing kits.  As a result, the Company recorded a reserve for the carrying value of these kits of approximately $3,600,000 during the quarter ended June 30, 2020.  In order to continue to pursue its strategy to sell COVID-19 antibody detection test kits, the Company entered into a supply agreement with BioHit Healthcare (Hefei) Co., Ltd. for kits to be marketed under the ThermoGenesis brand. The new manufacturer already has obtained an EUA from the FDA for its SARS-CoV-2 IgM/IgG Antibody Test Kit.  The Company intends to combine the kits with its lateral flow immunoassay (“LFIA”) cartridge testing kit reader (currently in the final stages of development) and submit a new EUA application for this next generation product.

In addition, the Company began working with ImmuneCyte to develop a convalescent plasma strategy. Convalescent plasma therapy is an exploratory approach that involves giving patients an infusion of plasma from people who have recovered from COVID-19. The Antibody Fast Detection Kits can quickly identify individuals who may have developed protective immunity against the virus. The Company is researching the potential to leverage its technologies along with its proprietary automated cell processing platform, which could potentially allow for simultaneous isolation of convalescent plasma and immune cells for potential anti-COVID-19 antibody development.

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

Results of Operations for the Three Months Ended June 30, 2020 as Compared to the Three Months Ended June 30, 2019

Net Revenues

Consolidated net revenues for the three months ended June 30, 2020 were $2,242,000 compared to $4,305,000 for the three months ended June 30, 2019, a decrease of $2,063,000 or 48%. The decrease was driven by AXP disposable sales, which declined from 1,403 cases sold in the quarter ended June 30, 2019 to 372 cases sold in the quarter ended June 30, 2020. The COVID-19 pandemic has had a significant impact on the cord blood industry, with fewer cord blood units being stored globally after the start of the pandemic. Additionally, with many countries and states on lockdown, some customers opted to consume their existing safety stock in lieu of placing new orders during the current quarter. We do expect AXP disposable sales to increase back to their prior levels after the pandemic is over. Also contributing to the decrease was BioArchive device sales, as one device was sold in the quarter ended June 30, 2019 as opposed to no devices sold in the current quarter. Offsetting these decreases was an increase of $452,000 in CAR-TXpress sales due to our distributor for this product line, Corning Incorporated, adding CAR-TXpress to its suite of products and beginning sales to their customers in the quarter ended June 30, 2020. Other revenue also increased by $267,000, driven by approximately $200,000 for COVID-19 testing kits.

	June 30, 2020	June 30, 2019
AXP	$669,000	$3,082,000
BioArchive	459,000	784,000
Manual Disposables	198,000	242,000
CAR-TXpress	634,000	182,000
Other	282,000	15,000
Total	$2,242,000	$4,305,000

Gross Profit

The Company’s gross profit (loss) was $(2,632,000) or (117)% of net revenues for the three months ended June 30, 2020, compared to $1,951,000 or 45% for three months ended June 30, 2019, a decrease of $4,583,000.  The loss was driven by an inventory reserve of approximately $3,600,000 for the remaining of on hand inventory of COVID-19 testing kits purchased from ImmuneCyte recognized during the quarter ended June 30, 2020.  Additionally, the quarter ended June 30, 2020 had 1,031 fewer cases of AXP disposables sold as compared to the same period in 2019.  This resulted in approximately $1,000,000 less in gross profit from AXP disposables.  We also had a reduction in gross profit of approximately $75,000 due to no BioArchive devices being sold in the quarter ended June 30, 2020.  That reduction in gross profit was offset by an increase in gross profit of approximately $225,000 due to increased CAR-TXpress sales in the quarter ended June 30, 2020 as compared to the same period in 2019.

Sales and Marketing Expenses

Consolidated sales and marketing expenses were $442,000 for the three months ended June 30, 2020, as compared to $384,000 for the three months ended June 30, 2019, an increase of $58,000 or 15%. The increase was driven by expenses related to the Company’s short-term incentive program.

Research and Development Expenses

Consolidated research and development expenses were $578,000 for the three months ended June 30, 2020 as compared to $611,000 for the three months ended June 30, 2019, a decrease of $33,000 or 5%. The decrease was driven by development expenses for the Company’s BACS technology of approximately $100,000 which were incurred in the three months ended June 30, 2019. Those expenses were offset by increases of approximately $35,000 in development costs related to the COVID-19 cartridge reader and approximately $30,000 in expenses for the Company’s short-term incentive program which were incurred in the three months ended June 30, 2020.

General and Administrative Expenses

Consolidated general and administrative expenses for the three months ended June 30, 2020 were $1,536,000, compared to $1,218,000 for the three months ended June 30, 2019, an increase of $318,000 or 26%. The increase is due to approximately $200,000 more for stock compensation expense in the quarter ended June 30, 2020, related to stock options granted to the Board and Company Executives during the current quarter; and approximately $100,000 in accrued expenses related to the Company’s short-term incentive program.

Interest Expense

Interest expense for the three months ended June 30, 2020 was $1,314,000, compared to $1,211,000 for the three months ended June 30, 2019, an increase of $103,000. The increase was driven by additional interest expense and amortization of the debt discount related to the Revolving Credit Agreement with Boyalife Asset Holding II, Inc.

Results of Operations for the Six Months Ended June 30, 2020 as Compared to the Six Months Ended June 30, 2019

Net Revenues

Consolidated net revenues for the six months ended June 30, 2020 were $5,442,000, compared to $7,268,000, for the six months ended June 30, 2019, a decrease of $1,826,000 or 25%. The decrease was driven by AXP disposable sales, which declined from 2,001 cases sold in the six months ended June 30, 2019 to 1,361 cases sold in the six months ended June 30, 2020. The COVID-19 pandemic has had a significant impact on the cord blood industry, with fewer cord blood units being stored globally after the start of the pandemic. Additionally, with many countries and states on lockdown, some customers opted to consume their existing safety stock in lieu of placing new orders during the second quarter of 2020. We do expect AXP disposable sales to increase back to their prior levels after the pandemic is over. Also contributing to the decrease was BioArchive device sales, as three devices were sold in the six months ended June 30, 2019 as opposed to no devices sold in the current year. Offsetting these decreases was an increase of $380,000 in CAR-TXpress sales due to our distributor for this product line, Corning Incorporated, adding CAR-TXpress to its suite of products and beginning sales to their customers in the current year. Other revenue also increased by $282,000, driven by approximately $200,000 for COVID-19 testing kits.

	June 30, 2020	June 30, 2019
AXP	$2,901,000	$4,404,000
BioArchive	955,000	1,797,000
Manual Disposables	401,000	543,000
CAR-TXpress	869,000	490,000
Other	316,000	34,000
	$5,442,000	$7,268,000

Gross Profit

The Company’s gross profit (loss) was $(1,140,000) or (21)% of net revenues for the six months ended June 30, 2020, compared to $3,211,000 or 44% for the six months ended June 30, 2019, a decrease of $4,351,000.  The gross profit change was driven by an inventory reserve of approximately $3,600,000 for the remaining of on hand inventory of COVID-19 testing kits purchased from ImmuneCyte recognized during the quarter ended June 30, 2020.  Additionally, the six months ended June 30, 2020 had 640 fewer cases of AXP disposables sold as compared to the same period in 2019.  This resulted in approximately $600,000 less in gross profit from AXP disposables.  We also had a reduction in gross profit of approximately $200,000 due to no BioArchive devices being sold in the six months ended June 30, 2020.  That reduction in gross profit was offset by an increase in gross profit of approximately $200,000 due to increased CAR-TXpress sales in the six months ended June 30, 2020 as compared to the same period in 2019.

Sales and Marketing Expenses

Consolidated sales and marketing expenses were $886,000 for the six months ended June 30, 2020, as compared to $725,000 for the six months ended June 30, 2019, an increase of $161,000 or 22%. The increase was driven by expenses related the Company’s short-term incentive program.

Research and Development Expenses

Consolidated research and development expenses were $1,187,000 for the six months ended June 30, 2020, compared to $1,175,000 for the six months ended June 30, 2019, an increase of $12,000 or 1%. The slight increase was driven by development costs related to the COVID-19 cartridge reader.

General and Administrative Expenses

Consolidated general and administrative expenses for the six months ended June 30, 2020 were $3,184,000, compared to $2,478,000 for the six months ended June 30, 2019, an increase of $706,000 or 28%. The increase was driven by legal and other expenses related to the Mavericks lawsuit of approximately $220,000, expenses related to the Company’s short-term incentive program of approximately $200,000 and approximately $200,000 more for stock compensation expense in the six months ended June 30, 2020, related to stock options granted to the Board and Company Executives during the current year.

Interest Expense

Interest expense increased to $4,845,000 for the six months ended June 30, 2020 as compared to $2,343,000 for the six months ended June 30, 2019, an increase of $2,502,000. The increase is driven the accelerated expense of the unamortized debt discount of $2,486,000 for the beneficial conversion feature associated with the portions of the Revolving Credit Agreement with Boyalife Asset Holding II, Inc. which were converted in the six months ended June 30, 2020.

Liquidity and Capital Resources

At June 30, 2020, the Company had cash and cash equivalents of $6,984,000 and working capital of $8,059,000. This compares to cash and cash equivalents of $3,157,000 and working capital of $3,176,000 at December 31, 2019. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

The Company has a Revolving Credit Agreement with Boyalife Asset Holding II, Inc. As of June 30, 2020, the outstanding principal balance of the Loan was $10,000,000 of the $10,000,000.

The Company has incurred recurring operating losses and as of June 30, 2020 had an accumulated deficit of $247,971,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing of this report. The Company may require additional capital to grow the business, to fund other operating expenses and to make interest payments. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to us, if at all.

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

Three months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,
	2020	2019
Net loss	$(6,510,000)	$(1,475,000)

Deduct:
Interest expense	(1,314,000)	(1,211,000)
Other expense	(8,000)	(2,000)
Loss from operations	$(5,188,000)	$(262,000)

Add:
Depreciation and amortization	193,000	190,000
Stock-based compensation expense	314,000	125,000
Adjusted EBITDA	$(4,681,000)	$53,000

Adjusted EBITDA for the three months ended June 30, 2020 was a loss of $4,681,000, compared to $53,000 for the three months ended June 30, 2019, a decrease of $4,734,000.  The adjusted EBITDA decrease was primarily due to the $4,583,000 decrease in gross profit in the quarter ended June 30, 2020 as compared to the same quarter in 2019, as well as approximately $175,000 more in expenses related to the Company’s short-term incentive program.

Six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended June 30,
	2020	2019
Net Loss	$(11,253,000)	$(3,521,000)

Deduct:
Interest expense	(4,845,000)	(2,343,000)
Other income (expense)	2,000	(11,000)
Loss on equity method investments	(13,000)	--
Loss from operations	$(6,397,000)	$(1,167,000)

Add:
Depreciation and amortization	392,000	402,000
Stock-based compensation expense	381,000	206,000
Adjusted EBITDA	$(5,624,000)	$(559,000)

The adjusted EBITDA loss was $5,624,000 for the six months ended June 30, 2020 compared to a loss of $559,000 for the six months ended June 30, 2019, a decrease of $5,065,000.  The decrease was driven by $4,351,000 less in gross profit in the six months ended June 30, 2020 as compared to the same period in 2019, approximately $350,000 more in expenses related to the Company’s short-term incentive program and approximately $220,000 in legal and other expenses related to the Mavericks lawsuit.

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

ThermoGenesis Holdings, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide information under this item.

Item 4. Controls and Procedures

ThermoGenesis Holdings carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of ThermoGenesis Holdings’ disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) or 15d-15(e)) as of June 30, 2020. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, ThermoGenesis Holdings’ Chief Executive Officer and Chief Financial Officer have both concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

There were no changes in ThermoGenesis Holdings, Inc. internal controls over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

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

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm, Mavericks. Included in the engagement letter was a success fee due upon the successful conclusion of certain transactions. On May 4, 2017, a lawsuit was filed in California Superior Court against the Company and its Chief Executive Officer by the consulting firm, which argued that it was owed a transaction fee of $1,000,000 under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016. In October 2017, to streamline the case by providing for the dismissal of claims against the Company’s Chief Executive Officer based on alter ego theories and without acknowledging any liability, the Company deposited $1,000,000 with the Court, which was recorded as restricted cash. The trial completed in February 2020 with an adverse jury verdict in favor of Mavericks in the total amount of $1,000,000. As a result, the Company recorded in other current liabilities a $1,400,000 loss in general and administrative expenses for the year ended December 31, 2019. The loss includes the $1,000,000 transaction fee and an estimated $400,000 in interest due. The $1,000,000 deposited with the court will be used to settle the transaction fee. At the conclusion of the trial, no judgment had been entered as the parties were disputing whether the defense of equitable estoppel should bar entry of judgment and the proper pre-judgment interest start date. In April 2020, the Company received notice that equitable estoppel defense was denied by the Court. After that ruling, Mavericks and the Company reached agreement for the interest start date and the total amount of Mavericks’ trial-related expenses that must be reimbursed by the Company as result of the verdict. On May 1, 2020 the parties agreed that the Company would pay Mavericks $480,000, representing $369,000 for interest and $111,000 for trial-related expenses. Additionally, the Company agreed not to contest the jury verdict and allowing the Court to release the $1,000,000 cash bond deposited by the Company early in the litigation to Mavericks, effectively ending the case.

Item 1A.

Risk Factors.

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2019.

Marketing of our COVID-19 tests kits under EUAs from FDA is subject to certain limitations, and the continuance of the EUAs is subject to government discretion.

On February 4, 2020, U.S. Department of Health and Human Services (HHS) Secretary Alex Azar issued a declaration that the threat to public health posed by COVID-19 justifies the emergency use of unapproved in vitro diagnostics for the detection or diagnosis of SARS-CoV-2. Under Section 564 of the FDC Act, because HHS has issued this declaration, the FDA Commissioner is authorized to issue Emergency Use Authorizations, or EUAs, to permit certain developers of SARS-CoV-2 diagnostics to begin offering the tests for detection of antibodies to SARS-CoV-2, the virus associated with COVID-19 illness without having completed the normally applicable FDA review and clearance or approval process for marketing authorization (with the related standards that would apply to demonstrate safety and effectiveness). The issuance of an EUA reflects an FDA conclusion that based on the totality of scientific evidence available to the FDA, it is reasonable to believe that the product may be effective in diagnosing COVID-19, and that the known potential benefits of the product outweigh the known and potential risks, and there is no adequate, approved, and available alternative to the emergency use of the product.

 On August 13, 2020, we announced that we entered into a supply agreement with BioHit Healthcare (Hefer) Co., Ltd., a manufacturer of a SARS-CoV-2 IgM/IgG Antibody Test Kit which has received an EUA from the U.S. Food and Drug Administration (FDA). Under this supply agreement, we will market and sell such Antibody Test Kit in the U.S. under the ThermoGenesis brand. The FDA Commissioner is authorized to issue EUAs to permit certain developers of SARS-CoV-2 diagnostics to begin offering the tests for detection of antibodies to SARS-CoV-2, the virus associated with COVID-19 illness without having completed the normally applicable FDA review and clearance or approval process for marketing authorization (with the related standards that would apply to demonstrate safety and effectiveness). The issuance of an EUA reflects an FDA conclusion that based on the totality of scientific evidence available to the FDA, it is reasonable to believe that the product may be effective in diagnosing COVID-19, and that the known potential benefits of the product outweigh the known and potential risks, and there is no adequate, approved, and available alternative to the emergency use of the product. Although there are certain regulatory requirements the FDA has waived for the duration of the EUA, we remain subject to specific conditions of the authorization, including ensuring appropriate labeling as approved by FDA specifically for purposes of the EUA, maintaining records of distribution to authorized laboratories, collecting data on occurrences of any false positives or false negatives, and tracking any adverse events. As with other FDA-regulated products, issues could emerge during the course of the marketing and use of our products under an EUA that could impact our ability to continue the sale and distribution of these products (for example, compliance or product performance issues). The applicable EUAs remain effective only until the applicable declaration of the U.S. Department of Health and Human Services relating to EUAs is terminated or revoked, and FDA may also revoke an EUA if it determines the criteria for issuance are no longer met or other circumstances make such revocation appropriate to protect the public health or safety.

Our COVID-19 test kits may not achieve significant market acceptance.

We only recently entered into a supply agreement with BioHit Healthcare (Hefer) Co., Ltd. to market and sell SARS-CoV-2 IgM/IgG Antibody Test Kits manufactured by BioHit under the ThermoGenesis brand. Therefore, there can be no assurance that our ThermoGenesis-branded test kits will obtain significant market acceptance and fill the market need that is perceived to exist on a timely basis, or at all. In addition, it is possible that our expenses to purchase and market any such test kits will exceed any benefit in revenues, which may be short-lived, or that other products that compete with ours achieve greater commercial success.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Mine Safety Disclosure. Not applicable.

Item 5.	Other Information. None.

Item 6.	Exhibits. An index of exhibits is found on page 34 of this report.

Item 6.	Exhibits.

Exhibit No.	Description
1.1

Amendment No.1 to At the Market Offering Agreement dated May 19, 2020, by and between ThermoGenesis Holdings, Inc. and H.C. Wainwright & Co., LLC, incorporated by reference to Exhibit 1.1 to Form 8-K filed May 20, 2020

3.1	Amended and Restated Certificate of Incorporation of ThermoGenesis Holdings, Inc. dated as of July 5, 2020, incorporated by reference to Exhibit 3.1 to Form 8-K filed June 6, 2020
10.1†	Supply Agreement dated as of April 22, 2020, between ThermoGenesis Corp. and ImmuneCyte Life Sciences Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed April 28, 2020
10.2	Fourth Amendment to the ThermoGenesis Holdings, Inc. 2016 Equity Incentive Plan, Effective June 4, 2020, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 9, 2020
10.3	Form of Stock Option Agreement dated as of June 4, 2020, incorporated by reference to Exhibit 10.2 to Form 8-K filed June 9, 2020
10.4†

Manufacturing and Supply Amending Agreement #2, between ThermoGenesis Holdings, Inc. and CBR Systems dated as of July 13, 2020, incorporated by reference to Exhibit 10.1 to Form 8-K filed July 17, 2020

10.5	Payment Protection Program Loan (“PPP Loan”) between ThermoGenesis Holdings, Inc. and Comerica Bank dated April 21, 2020, filed herewith
10.6†	Supply Agreement between BioHit Healthcare (Hefei) Co., Ltd. and ThermoGenesis Holdings, Inc. dated August 11, 2020, filed herewith
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibit Index

†          Portions of this exhibit has been redacted because the Company has determined that such information (i) is not material and (ii) would likely cause competitive harm to the Company if it were to be publicly disclosed.

ThermoGenesis Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Holdings, Inc. (Registrant)

Dated: August 14, 2020	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2020	/s/ Jeff Cauble
Jeff Cauble Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)