Form 10-Q
period 2020-09-30
ThermoGenesis Holdings, Inc.
filed 2020-11-12
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900

ThermoGenesis Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2020
Common stock, $.001 par value	7,796,170

ThermoGenesis Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,436,000	$3,157,000
Restricted cash	--	1,000,000
Accounts receivable, net of allowance for doubtful accounts of $220,000 ($226,000 at December 31, 2019)	1,698,000	1,278,000
Inventories, net of reserves of $755,000 ($350,000 at December 31, 2019)	5,876,000	3,824,000
Prepaid expenses and other current assets	766,000	602,000
Total current assets	12,776,000	9,861,000

Equipment and leasehold improvements, net	1,537,000	2,028,000
Right-of-use operating lease assets, net	765,000	859,000
Goodwill	781,000	781,000
Intangible assets, net	1,382,000	1,467,000
Other assets	48,000	218,000
Total assets	$17,289,000	$15,214,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,661,000	$1,447,000
Accrued payroll and related expenses	513,000	288,000
Deferred revenue – short-term	700,000	620,000
Interest payable – related party	1,519,000	1,869,000
Note payable – short-term	235,000	--
Other current liabilities	1,092,000	2,461,000
Total current liabilities	5,720,000	6,685,000

Convertible promissory note – related party, less debt discount of $4,893,000 ($5,195,000 at December 31, 2019)	5,107,000	3,518,000
Convertible promissory notes, less debt discount of $588,000 (plus debt premium of $46,000 at December 31, 2019)	412,000	413,000
Note payable	411,000	1,000,000
Operating lease obligations – long-term	648,000	761,000
Deferred revenue – long-term	1,669,000	1,901,000
Other noncurrent liabilities	20,000	20,000
Total liabilities	13,987,000	14,298,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--
Common stock, $0.001 par value; 350,000,000 shares authorized; 6,832,040 issued and outstanding (2,843,601 at December 31, 2019)	7,000	3,000
Additional paid in capital	253,537,000	237,313,000
Accumulated deficit	(250,434,000)	(236,932,000)
Accumulated other comprehensive loss	22,000	2,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity	3,132,000	386,000

Noncontrolling interests	170,000	530,000
Total equity	3,302,000	916,000
Total liabilities and equity	$17,289,000	$15,214,000

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net revenues	$2,355,000	$4,058,000	$7,797,000	$11,325,000
Cost of revenues	844,000	2,163,000	7,426,000	6,220,000

Gross profit	1,511,000	1,895,000	371,000	5,105,000

Expenses:

Sales and marketing	539,000	502,000	1,424,000	1,227,000
Research and development	750,000	584,000	1,937,000	1,758,000
General and administrative	1,305,000	1,139,000	4,489,000	3,617,000

Total operating expenses	2,594,000	2,225,000	7,850,000	6,602,000

Loss from operations	(1,083,000)	(330,000)	(7,479,000)	(1,497,000)

Other income (expenses):
Interest expense	(1,531,000)	(1,188,000)	(6,377,000)	(3,531,000)
Loss on equity method investments	--	--	(13,000)	--
Loss on extinguishment of debt	--	(840,000)	--	(840,000)
Other income (expense)	5,000	(15,000)	7,000	(27,000)

Total other expense	(1,526,000)	(2,043,000)	(6,383,000)	(4,398,000)

Net loss	(2,609,000)	(2,373,000)	(13,862,000)	(5,895,000)

Loss attributable to noncontrolling interests	(146,000)	(91,000)	(360,000)	(445,000)
Net loss attributable to common stockholders	$(2,463,000)	$(2,282,000)	$(13,502,000)	$(5,450,000)

COMPREHENSIVE LOSS
Net loss	(2,609,000)	(2,373,000)	(13,862,000)	(5,895,000)
Other comprehensive loss:
Foreign currency translation adjustments gain (loss)	(19,000)	16,000	20,000	9,000
Comprehensive loss	(2,628,000)	(2,357,000)	(13,842,000)	(5,886,000)

Comprehensive loss attributable to noncontrolling interests	(146,000)	(91,000)	(360,000)	(445,000)
Comprehensive loss attributable to common stockholders	$(2,482,000)	$(2,266,000)	$(13,482,000)	$(5,441,000)

Per share data:

Basic and diluted net loss per common share	$(0.37)	$(0.78)	$(2.36)	$(2.00)

Weighted average common shares outstanding basic and diluted	6,711,664	2,913,198	5,728,105	2,720,502

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the Nine Months Ended September 30, 2020

	Shares	Common stock	Paid in capital in excess of par	Accumulated deficit	AOCL*	Non-controlling interests	Total equity
Balance at January 1, 2020	2,843,601	$3,000	$237,313,000	$(236,932,000)	$2,000	$530,000	$916,000

Stock-based compensation expense	--	--	67,000	--	--	--	67,000
Exercise of pre-funded warrants	100,000	--	10,000	--	--	--	10,000
Exercise of warrants	7,866	--	47,000	--	--	--	47,000
Discount due to beneficial conversion features	--	--	1,869,000	--	--	--	1,869,000
Conversion of related party note payable to common stock	1,666,670	2,000	2,998,000	--	--	--	3,000,000
Conversion of note payable to common stock	100,000	--	180,000	--	--	--	180,000
Issuance of common stock, net	1,050,748	1,000	3,220,000	--	--	--	3,221,000
Foreign currency translation gain	--	--	--	--	38,000	--	38,000
Net loss	--	--	--	(4,602,000)	--	(141,000)	(4,743,000)
Balance at March 31, 2020	5,768,885	6,000	245,704,000	(241,534,000)	40,000	389,000	4,605,000

Stock-based compensation expense	--	--	314,000	--	--	--	314,000
Exercise of pre-funded warrants	224,445		22,000	--	--	--	22,000
Exercise of warrants	267,271	--	1,604,000	--	--	--	1,604,000
Discount due to beneficial conversion features	--	--	3,112,000	--	--	--	3,112,000
Conversion of note payable to common stock	104,445	1,000	188,000	--	--	--	189,000
Issuance of Common Stock, net	344,419	--	1,993,000	--	--	--	1,993,000
Foreign currency translation gain	--	--	--	--	1,000	--	1,000
Net loss	--	--	--	(6,437,000)		(73,000)	(6,510,000)
Balance at June 30, 2020	6,709,465	7,000	252,937,000	(247,971,000)	41,000	316,000	5,330,000

Stock-based compensation expense	--	--	234,000	--	--	--	234,000
Issuance of Common Stock, net	122,575	--	366,000	--	--	--	366,000
Foreign currency translation loss	--	--	--	--	(19,000)	--	(19,000)
Net loss	--	--	--	(2,463,000)	--	(146,000)	(2,609,000)
Balance at September 30, 2020	6,832,040	$7,000	$253,537,000	$(250,434,000)	$22,000	$170,000	$3,302,000

* Accumulated other comprehensive loss.

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the Nine Months Ended September 30, 2019

	Shares	Common stock	Paid in capital in excess of par	Accumulated deficit	AOCL*	Non-controlling interests	Total equity
Balance at January 1, 2019	2,168,337	$2,000	$235,888,000	$(227,435,000)	$(13,000)	$(1,711,000)	$6,731,000

Stock-based compensation	--	--	81,000	--	--	--	81,000
Exercise of pre-funded warrants	50,000	--	5,000	--	--	--	5,000
Discount due to beneficial conversion features	--	--	1,513,000	--	--	--	1,513,000
Reorganization of subsidiary and related change in non-controlling interest	--	--	(2,843,000)	--	--	2,843,000	--
Foreign currency translation loss	--	--	--	--	(4,000)	--	(4,000)
Net loss	--	--	--	(1,871,000)	--	(176,000)	(2,047,000)
Balance at March 31, 2019	2,218,337	2,000	234,644,000	(229,306,000)	(17,000)	956,000	6,279,000

Stock-based compensation	--	--	125,000	--	-	--	125,000
Exercise of pre-funded warrants	150,000	--	18,000	--	--	--	18,000
Discount due to beneficial conversion features	--	--	800,000	--	--	--	800,000
Issuance of pre-funded warrants in financing, net of offering costs	--	--	756,000	--	--	--	756,000
Foreign currency translation	--	--	--	--	(3,000)	--	(3,000)
Net loss	--	--	--	(1,297,000)	--	(178,000)	(1,475,000)
Balance at June 30, 2019	2,368,337	2,000	236,343,000	(230,603,000)	(20,000)	778,000	6,500,000

Stock-based compensation	--	--	253,000	--	--	--	253,000
Exercise of pre-funded warrants	216,500	1,000	18,000	--	--	--	19,000
Conversion of note payable to stock	120,000	--	216,000	--	--	--	216,000
Foreign currency translation gain	--	--	--	--	16,000		16,000
Net loss	--	--	--	(2,282,000)	--	(91,000)	(2,373,000)
Balance at September 30, 2019	2,704,837	$3,000	$236,830,000	$(232,885,000)	$(4,000)	$687,000	$4,631,000

* Accumulated other comprehensive loss.

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,862,000)	$(5,895,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	569,000	604,000
Stock based compensation expense	615,000	459,000
Amortization of debt discount/premium, net	2,165,000	1,799,000
Amortization of accelerated debt discount due to conversion	2,486,000	--
Reserve for excess and slow-moving inventories	4,036,000	141,000
Reserve for bad debt expense	(6,000)	(53,000)
Change in fair value derivative	--	2,000
Loss on disposal of equipment	118,000	20,000
Loss on extinguishment of debt	--	840,000
Net change in operating assets and liabilities:
Accounts receivable	(414,000)	(2,908,000)
Inventories	(6,086,000)	980,000
Prepaid expenses and other assets	6,000	(227,000)
Accounts payable	223,000	(542,000)
Interest payable - related party	(350,000)	(116,000)
Accrued payroll and related expenses	225,000	(298,000)
Deferred revenue – short-term	80,000	354,000
Other current liabilities	(1,326,000)	(145,000)
Long-term deferred revenue and other noncurrent liabilities	(338,000)	1,467,000
Net cash used in operating activities	(11,859,000)	(3,518,000)

Cash flows from investing activities:
Capital expenditures	(23,000)	(178,000)
Net cash used in investing activities	(23,000)	(178,000)

Cash flows from financing activities:
Proceeds from convertible promissory note-related party	4,287,000	1,513,000
Payments on financing lease obligations	(32,000)	(15,000)
Proceeds from issuance of common stock, net of expenses	5,580,000	756,000
Proceeds from exercise of options, warrants and pre-funded warrants	1,683,000	42,000
Proceeds from long-term debt	--	1,800,000
Proceeds from note payable	646,000	--
Net cash provided by financing activities	12,164,000	4,096,000

Effects of foreign currency rate changes on cash and cash equivalents	(3,000)	--
Net increase (decrease) in cash, cash equivalents and restricted cash	279,000	400,000

Cash, cash equivalents and restricted cash at beginning of period	4,157,000	3,400,000
Cash, cash equivalents and restricted cash at end of period	$4,436,000	$3,800,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,094,000	$1,613,000
Supplemental non-cash financing and investing information:
Recording of beneficial conversion feature on debt	$4,981,000	$2,313,000
Right-to-use asset acquired under operating lease	$--	$966,000
Related party promissory note converted to common stock	$3,000,000	$--
Fair value of amended convertible note issued in connection with the extinguishment of original convertible note	$--	$1,473,000
Convertible promissory note converted to common stock	$369,000	$216,000
Transfer of equipment to inventories	$--	$33,000

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

The Company previously had two reportable segments, a Device Segment and a Clinical Development Segment. Due to the winding down of the Clinical Development Segment in 2019, the Company no longer has any material revenues or expenses in that segment. As a result, the Company’s chief operating decision maker no longer reviews unconsolidated operating results and the Company no longer reports in two segments. The Company provides the AutoXpress® and BioArchive® platforms for automated clinical bio-banking, PXP® platform for point-of-care cell-based therapies and CAR-TXpress™ platform under development for bio-manufacturing for immuno-oncology applications. The Company and its subsidiaries currently manufacture and market the following products:

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

Large Scale Cell Processing and Biomanufacturing:

●

X-Series® Products: X-Lab® for cell isolation, X-Wash® System for cell washing and reformulation, X-Mini® for high efficiency small scale cell purification, and X-BACS™ System under development for large scale cell purification using our proprietary buoyance-activated cell sorting (“BACS”) technology.

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

COVID-19 Testing Kit:

●

Antibody Test – The ThermoGenesis SARS-CoV-2 IgM/IgG Antibody Test Kit is a single-use rapid immunochromatographic test for the qualitative detection and differentiation of Immunoglobulin M (IgM) and Immunoglobulin G (IgG) antibodies to SARS-CoV-2 in human serum, plasma (heparin, dipotassium EDTA, and sodium citrate), and venous whole blood (heparin, dipotassium EDTA, and sodium citrate).

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

In the reorganization, the Company reacquired the non-controlling interest shares in ThermoGenesis Corp., which had an accumulated deficit of $1,711,000, in exchange for 20% equity interest in the newly formed subsidiary, CARTXpress Bio, which amounted to approximately $1,100,000. The total amount of $2,843,000 related to the reorganization of subsidiary and the related increase in non-controlling interest was partially offset by a charge to additional paid in capital in stockholders’ equity.

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

Reverse Stock Split

On June 4, 2019, the Company effected a one (1) for ten (10) reverse split of its issued and outstanding common stock. The total number of shares of common stock authorized for issuance by the Company of 350,000,000 shares did not change in connection with the reverse stock split. All historical share amounts disclosed herein have been retroactively restated to reflect the reverse split and subsequent resulting share exchange.

Going Concern

The Company has a Revolving Credit Agreement (“Credit Agreement”) with Boyalife Asset Holding II, Inc. (Refer to Note 3), allowing the Company to borrow up to $10,000,000 in principal amount outstanding at any time. As of September 30, 2020, the Company had drawn down the full amount available under the Credit Agreement and had an outstanding balance of $10,000,000. Boyalife Asset Holding II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors.

On April 21, 2020, the Company entered into a promissory note and received a loan (collectively, the “PPP Loan”) from Comerica Bank (“Comerica”) under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received net proceeds of $646,000 from the PPP Loan. The current portion of the PPP loan is $235,000 and the noncurrent portion is $411,000. The term of the PPP Loan is two years with an interest rate of 1.00% per annum, which shall be deferred for the first six months of the term of the loan or after an application is filed for loan forgiveness, whichever is later. Each monthly payment shall be in the amount which would fully amortize the principal balance outstanding under the PPP Loan. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note of the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of the amount outstanding under the PPP Loan.

At September 30, 2020, the Company had cash and cash equivalents of $4,436,000 and working capital of $7,056,000. The Company has incurred recurring operating losses and as of September 30, 2020 had an accumulated deficit of $250,434,000. These recurring losses raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing of this report. The Company may need to raise additional capital to grow its business, fund operating expenses and make interest payments. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through debt borrowings, sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all.

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

Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (“SEC”) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance. Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ThermoGenesis Holdings’ Annual Report on Form 10-K for the year ended December 31, 2019.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 “Debt-Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective of modified retrospective basis. This ASU is effective January 1, 2022 and interim periods presented. Early adoption of the ASU is permitted by the Company effective January 1, 2021. The Company is in the process of assessing the impact of the adoption of the ASU on the Company’s financial statements.

In December 2019, FASB issued ASU 2019-12 “Income Taxes (“Topic 740”): Simplifying the Accounting of Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company doesn’t expect the adoption of the standard to have a material impact.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (“Topic 326”).” The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. We expect that the impact of adoption will not have a material impact.

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

Revenue Recognition

Revenue is recognized based on the five-step process outlined in Accounting Standards Codification (“ASC”) 606.

The following tables summarize the revenues by product line:

	Three Months Ended September 30, 2020
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,137,000	$32,000	$--	$1,169,000
BioArchive	337,000	282,000	--	619,000
CAR-TXpress	332,000	22,000	71,000	425,000
Manual Disposables	100,000	--	--	100,000
Other	26,000	--	16,000	42,000
Total	$1,932,000	$336,000	$87,000	$2,355,000

	Nine Months Ended September 30, 2020
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$4,009,000	$103,000	$--	$4,112,000
BioArchive	675,000	900,000	--	1,575,000
CAR-TXpress	1,035,000	47,000	214,000	1,296,000
Manual Disposables	499,000	--	--	499,000
Other	276,000	--	39,000	315,000
Total	$6,494,000	$1,050,000	$253,000	$7,797,000

	Three Months Ended September 30, 2019
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$2,255,000	$51,000	$--	$2,306,000
BioArchive	243,000	351,000	--	594,000
Manual Disposables	221,000	--	--	221,000
CAR-TXpress	875,000	10,000	33,000	918,000
Other	--	--	19,000	19,000
Total	$3,594,000	$412,000	$52,000	$4,058,000

	Nine Months Ended September 30, 2019
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$6,550,000	$160,000	$--	$6,710,000
BioArchive	1,274,000	1,117,000	--	2,391,000
Manual Disposables	764,000	--	--	764,000
CAR-TXpress	1,365,000	6,000	33,000	1,404,000
Other	5,000	11,000	40,000	56,000
Total	$9,958,000	$1,294,000	$73,000	$11,325,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet). Revenues recognized during the three and nine months ended September 30, 2020 that were included in the beginning balance of deferred revenue were $115,000 and $547,000, respectively. Short-term deferred revenues increased from $620,000 to $700,000 and long-term deferred revenues decreased from $1,901,000 to $1,669,000 during the nine months ended September 30, 2020, respectively.

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

The Company performed an evaluation of the revenue recognition of the $2,000,000 fee under ASC 606. It determined that the $2,000,000 will be recognized over time, based on the term of the contract. It was determined that the most likely outcome is the agreement is extended for one additional two-year term after the initial five-year contract is complete. Consequently, the term to recognize the exclusivity fee is over seven years. The Company will allocate the upfront fee evenly to each daily performance obligation of providing exclusivity and recognize the revenue ratably over the seven-year period. As each day passes, the Company will recognize the portion of the exclusivity fee allocated to that day. For the three and nine months ended September 30, 2020, the Company recorded revenue of $71,000 and $214,000, respectively, related to the exclusivity fee. The remaining balance of the $2,000,000 payment of $1,690,000 was recorded to deferred revenue, with $286,000 in short-term deferred revenue and $1,404,000 recorded in long-term deferred revenue.

Backlog of Remaining Customer Performance Obligations

The following table includes revenue expected to be recognized and recorded as sales in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Remainder of 2020	2021	2022	2023	2024 and beyond	Total
Service revenue	$310,000	$958,000	$561,000	$298,000	$38,000	$2,165,000
Clinical revenue	3,000	13,000	13,000	13,000	175,000	217,000
Exclusivity fee	71,000	286,000	286,000	286,000	761,000	1,690,000
Total	$384,000	$1,257,000	$860,000	$597,000	$974,000	$4,072,000

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

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding plus pre-funded warrants. For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration and have no vesting or other contingencies associated with them. As of September 30, 2020, all pre-funded warrants previously issued have been exercised and none are currently outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents noted below is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at September 30:

	2020	2019
Common stock equivalents of convertible promissory note and accrued interest	6,988,334	6,013,667
Vested Series A warrants	40,441	40,441
Unvested Series A warrants(1)	69,853	69,853
Warrants – other	1,006,190	1,300,091
Stock options	892,149	296,029
Total	8,996,967	7,720,081

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

Between November 26, 2019 and September 30, 2020, ImmuneCyte closed $3,700,000 of equity investments with a private institution and qualified investors. ImmuneCyte issued 643,750 shares of Class A common stock at a price between $5.00 to $16.00 per share, representing a total of 6.05% ownership in the joint venture.  As a result of these equity investments in ImmuneCyte, the Company’s equity in the joint venture is no longer subject to anti-dilution provisions.  After these investments, ImmuneCyte is owned 75.16% by HealthBanks, 18.79% by the Company and 6.05% by the private investors.

The Company initially determined that ImmuneCyte would be considered a variable interest entity, as a result of the significant influence the Company has over operations and its’ lack of sufficient equity at inception. After the additional investment of $3,700,000, ImmuneCyte’s equity at risk was considered sufficient and the Company determined it would no longer be classified as a variable interest entity. The Company’s investment in ImmuneCyte will be accounted for under the equity method based on management’s conclusion that the Company can exercise significant influence over ImmuneCyte via its equity interest and the related Supply Agreement. The Company recorded the investment initially at the value of the nonfinancial assets contributed of $28,000, which consisted of the book value of certain assets contributed at the time of formation.

The Company entered into a supply agreement with ImmuneCyte with an effective date of April 22, 2020. The supply agreement, which related to the supply of COVID-19 antibody detection kits, has a term of one year from the effective date, thirty (30) day renewal terms and contains the Company’s standard supply contract provisions. The Company paid ImmuneCyte approximately $3,600,000 for kits during the nine months ended September 30, 2020. In August 2020, due to concerns over the consistency of performance of these kits, the Company voluntarily withdrew its application for an Emergency Use Authorization (“EUA”) with respect to the detection kits. After the EUA application was withdrawn, ImmuneCyte agreed to refund their mark-up on the purchased kits. That refund of approximately $800,000 was received in the quarter ended September 30, 2020. Additionally, ImmuneCyte and the Company agreed to work together to attempt to secure a refund from the original manufacturer for the remaining amount the Company paid for kits. If a refund is obtained, it will be recognized when received. For the nine months ended September 30, 2020, the Company recorded a loss to cost of goods sold for the remaining carrying amount of the testing kits in inventory as of September 30, 2020 of approximately $2,800,000. In order to continue to pursue its strategy to sell COVID-19 antibody detection test kits, the Company entered into a supply agreement in August 2020 with BioHit Healthcare (Hefei) Co., Ltd. for kits to be marketed under the ThermoGenesis brand.

For the three and nine months ended September 30, 2020, the Company recorded a loss of $0 and $13,000, respectively, on its equity investment in ImmuneCyte as ImmuneCyte has recorded a cumulative loss since the Company made its investment. At September 30, 2020, the value of the Company’s investment in ImmuneCyte will remain at $0. For the three and nine months ended September 30, 2020, ImmuneCyte had net loss of $1,313,000 and $1,422,000, respectively. As of September 30, 2020, its current assets were $2,120,000 and current liabilities were $296,000.

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Investment Fund II, Inc., which later merged into Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement, as amended, grants to the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). In February 2020, the Company and the Lender completed a series of transactions in which the Company completed a draw down for $1,869,000 and the Lender converted a total of $3,000,000 of the outstanding balance of the convertible note into an aggregate of 1,666,670 shares of our common stock in two conversions. As a result of the conversions, the Company recorded a $2,486,000 charge to interest expense for the unamortized portion of the beneficial conversion feature related to the unamortized portion of the beneficial conversion feature of outstanding principal balance that was converted. On April 28, 2020, the Company borrowed an additional $2,418,000 under the Loan. Immediately after that draw down, the outstanding principal balance under the Loan was $10,000,000 and accrued but unpaid interest was $580,000. The principal purpose of the draw down was to provide working capital to fund the Company’s purchase of SARS-CoV-2 (COVID-19) IgM/IgG Antibody Fast Detection Kits from ImmuneCyte. As of September 30, 2020, the outstanding principal balance of the Loan was $10,000,000.

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

It was concluded that the conversion option of the draw down in February 2020 of $1,869,000 contained a beneficial conversion feature and the Company recorded a debt discount for the full amount in the quarter ended March 31, 2020. It was also concluded that the conversion option of the draw down in April 2020 of $2,418,000 contained a beneficial conversion feature and the Company recorded a debt discount for the full amount in the quarter ended June 30, 2020. Such discount represented the fair value of the incremental shares up to the proceeds received from the convertible notes. The Company amortized $828,000 and $2,103,000 of debt discount to interest expense for the three and nine months ended September 30, 2020, respectively, and $471,000 and $1,398,000 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, the Company had an interest payable balance of $1,519,000 as compared to $1,869,000 at December 31, 2019 related to the Note.

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

During the three and nine months ended September 30, 2020, the Company recorded no revenue and for the three and nine months ended September 30, 2019, the Company recorded $214,000 and $794,000, respectively, of revenues from Boyalife related to the aforementioned distributor agreement.

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

During the nine months ended September 30, 2020, the holder converted the remainder of the face value of the note into shares of common stock. For the nine months ended September 30, 2020, $369,000 was converted into 204,445 shares of common stock. Additionally, the unamortized premium for the portion of the note that was converted of $46,000 was recorded to interest income during the nine months ended September 30, 2020.

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

The July 2019 Note may be prepaid without penalty at any time after it becomes convertible (at which time the holder will have the right to convert it before prepayment thereof). On the date that is six months after the issuance of the July 2019 Note, the holder may convert the July 2019 Note, in whole or in part, into a number of shares of the Company’s common stock equal to (i) the principal amount being converted, together with any accrued or unpaid interest thereon, divided by (ii) the conversion price in effect at the time of conversion. The Company had accounted for the July 2019 Note as a debt instrument until the conversion feature was approved by the Company’s stockholders. Accordingly, the Company recorded a beneficial conversion feature in the amount of $694,000, upon stockholder approval of the conversion feature, which occurred on June 4, 2020. The discount represented the fair value of the incremental shares up to the proceeds received from the convertible note. The debt discount will be amortized to interest expense over the term of the July 2019 Note. For the three and nine months ended September 30, 2020, $27,000 and $107,000, respectively, were amortized to interest expense.

5.     LEASES

The Company leases the Rancho Cordova, California and Gurgaon, India facilities pursuant to operating leases. The Rancho Cordova lease expires in May 2024. The Gurgaon lease expires in September 2023; however, either party can terminate with three months’ notice. As such, it was accounted for as a short-term lease.

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

The following summarizes the Company’s operating leases:

September 30, 2020
Right-of-use operating lease assets, net	$765,000
Current lease liability	147,000
Non-current lease liability	648,000

Weighted average remaining lease term	3.7
Discount rate	22%

Maturities of lease liabilities by year for our operating leases are as follows:

2020 (remaining)	$76,000
2021	310,000
2022	319,000
2023	328,000
2024	139,000
Thereafter	--
Total lease payments	$1,172,000
Less: imputed interest	(377,000)
Present value of operating lease liabilities	$795,000

Statement of Cash Flows

In January 2019, the Company signed a new amendment to its lease for office space at its corporate headquarters in Rancho Cordova, CA. The amendment was accounted for as a modification and resulted in a right-of-use asset of $966,000 being recognized as a non-cash addition on the date of the amendment. Cash paid for amounts included in the measurement of operating lease liabilities was $225,000 for the nine months ended September 30, 2020 and is included in cash flows from operating activities.

Operating Lease Costs

Operating lease costs were $135,000 and $343,000 for the three and nine months ended September 30, 2020, respectively. These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable lease costs and short-term leases with terms greater than 30 days.

Finance Leases

Finance leases are included in equipment and other current and non-current liabilities on the condensed consolidated balance sheet. The amortization and interest expense are included in general and administrative expense and interest expense, respectively on the statement of operations. These leases are not and were not material for the three and nine months ended of September 30, 2020.

6.     COMMITMENTS AND CONTINGENCIES

Financial Covenants

Effective March 16, 2020, the Company and CBR Systems, Inc. (“CBR”) entered into a Manufacturing and Supply Amending Agreement #1 (the “Amendment”). The Amendment amends the Manufacturing and Supply Agreement entered into on May 15, 2017 by the Company and CBR (the “Original Agreement”). The Amendment, among other things, amends the Original Agreement by reducing from $2.0 million to $1.0 million the required amount of cash and short-term investments, net of debt or borrowed funds due in one year or less, that the Company must have on hand at the end of any month to avoid being in default under the Original Agreement.

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

The Company was in compliance with this financial covenant as of September 30, 2020.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited condensed consolidated balance sheets. The change in the warranty liability for the nine months ended September 30, 2020 is summarized in the following table:

Balance at December 31, 2019	$277,000
Warranties issued during the period	62,000
Settlements made during the period	(171,000)
Changes in liability for pre-existing warranties during the period	(20,000)
Balance at September 30, 2020	$148,000

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

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of September 30, 2020, except as disclosed, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

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

On December 13, 2019, the Company entered into an At The Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”) (the “ATM Agreement”), pursuant to which the Company may offer and sell, from time to time through H.C. Wainwright, shares of Common Stock, having an aggregate offering price of up to $4.4 million and on May 19, 2020 the ATM Agreement was amended to increase the aggregate value of up to $15,280,313 (the “HCW Shares”). The offer and sale of the HCW Shares is made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-235509). Pursuant to the ATM Agreement, H.C. Wainwright may sell the HCW Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, including sales made by means of ordinary brokers’ transactions, including on The NASDAQ Capital Market, at market prices or as otherwise agreed with H.C. Wainwright. H.C. Wainwright will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the HCW Shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company may impose. The Company is not obligated to make any sales of the HCW Shares under the ATM Agreement. The offering of HCW Shares pursuant to the ATM Agreement will terminate upon the earliest of (a) the sale of all of the HCW Shares subject to the ATM Agreement, (b) the termination of the ATM Agreement by H.C. Wainwright or the Company, as permitted therein, or (c) August 9, 2022. The Company will pay H.C. Wainwright a commission rate equal to 3% of the aggregate gross proceeds from each sale of HCW Shares and have agreed to provide H.C. Wainwright with customary indemnification and contribution rights. The Company will also reimburse H.C. Wainwright for certain specified expenses in connection with entering into the ATM Agreement. As of September 30, 2020, the Company sold a total of 517,740 shares of Common Stock for aggregate gross proceeds of $2,785,000 at an average selling price of $5.38 per share, resulting in net proceeds of approximately $2,473,000 after deducting legal expenses, audit fees, commissions and other transaction costs of approximately $312,000.

Subsequent to September 30, 2020, the Company sold a total of 964,130 shares of Common Stock for aggregate gross proceeds of $2,771,000 at an average selling price of $2.87 per share, resulting in net proceeds of approximately $2,683,000 after deducting commissions and other transaction costs of approximately $88,000.

Stock Based Compensation

The Company recorded stock-based compensation of $234,000 and $615,000 for the three and nine months ended September 30, 2020, and $253,000 and $459,000 for the three and nine months ended September 30, 2019, respectively, as comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$3,000	$1,000	$5,000	$2,000
Sales and marketing	65,000	110,000	106,000	166,000
Research and development	36,000	38,000	72,000	75,000
General and administrative	130,000	104,000	432,000	216,000
Total	$234,000	$253,000	$615,000	$459,000

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	291,807	$13.96

Granted	615,500	$5.92
Forfeited	(15,158)	$5.13
Outstanding at September 30, 2020	892,149	$8.57	8.997	$--

Vested and expected to vest at September 30, 2020	565,836	$9.91	8.736	$--

Exercisable at September 30, 2020	184,137	$17.05	7.665	$--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the nine months ended September 30, 2020.

Warrants

A summary of warrant activity for the nine months ended September 30, 2020 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2019	1,716,066	$25.23
Warrants expired	--	--
Warrants exercised	(599,582)	$2.81

Outstanding at September 30, 2020	1,116,484	$37.27

Exercisable at September 30, 2020	1,046,631	$34.42

8.     MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable as follows:

For the three months ended September 30, 2020 and 2019, one customer accounted for 22% and 27% of revenue, a second customer accounted for 20% and 13% of revenue, while a third customer accounted for 10% and 2% of revenue, respectively. For the nine months ended September 30, 2020 and 2019, one customer accounted for 28% and 29% of revenue, a second customer accounted for 12% and 13% of revenue, while a third customer accounted for 12% and 0% of revenue, respectively.

At September 30, 2020, two customers accounted for 59% of accounts receivable. At December 31, 2019, three customers accounted for 53% of accounts receivable.

9.     SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date for inclusion in the accompanying consolidated financial statements through the date of issuance and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto except as disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and in the future could affect, actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet U.S. Food and Drug Administration (“FDA”) regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, uncertainty associated with the COVID-19 pandemic, and other risk factors listed from time to time in our reports with the Securities and Exchange Commission (“SEC”), including, in particular, those set forth in ThermoGenesis Holdings’ Form 10-K for the year ended December 31, 2019.

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

The Company previously had two reportable segments, a Device Segment and a Clinical Development Segment. Due to the winding down of the Clinical Development Segment in 2019, the Company no longer has any material revenues or expenses in that segment. As a result, the Company’s chief operating decision maker no longer reviews unconsolidated operating results and the Company no longer reports in two segments. The Company provides the AutoXpress® and BioArchive® platforms for automated clinical bio-banking, PXP® platform for point-of-care cell-based therapies and CAR-TXpress™ platform under development for bio-manufacturing for immuno-oncology applications. The Company and its subsidiaries currently manufacture and market the following products:

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

Large Scale Cell Processing and Biomanufacturing:

●

X-Series® Products: X-Lab® for cell isolation, X-Wash® System for cell washing and reformulation, X-Mini® for high efficiency small scale cell purification, and X-BACS™ System under development for large scale cell purification using our proprietary buoyance-activated cell sorting (“BACS”) technology.

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

COVID-19 Testing Kit:

●

Antibody Test – The ThermoGenesis SARS-CoV-2 IgM/IgG Antibody Test Kit is a single-use rapid immunochromatographic test for the qualitative detection and differentiation of Immunoglobulin M (IgM) and Immunoglobulin G (IgG) antibodies to SARS-CoV-2 in human serum, plasma (heparin, dipotassium EDTA, and sodium citrate), and venous whole blood (heparin, dipotassium EDTA, and sodium citrate).

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

In the reorganization, the Company reacquired the non-controlling interest shares in ThermoGenesis Corp., which had an accumulated deficit of $1,711,000, in exchange for 20% equity interest in the newly formed subsidiary, CARTXpress Bio, which amounted to approximately $1,100,000. The total amount of $2,843,000 related to the reorganization of the subsidiary and the related increase in non-controlling interest was partially offset by a charge to additional paid in capital in stockholders’ equity.

On November 26, 2019 the Company entered into a joint venture agreement with HealthBanks Biotech Inc. (“HealthBanks”), an affiliate of the Boyalife Group, to form a new company called ImmuneCyte, Inc. (“ImmuneCyte”) to commercialize the Company’s proprietary cell processing platform, CAR-TXpress™, for use in immune cell banking as well as for cell-based contract development and manufacturing services (“CMO/CDMO”). Under the terms of the JV Agreement, ImmuneCyte was initially owned 80% by HealthBanks and 20% by the Company. The Company currently owns 18.79% of the equity of ImmuneCyte.

ThermoGenesis Holdings is an affiliate of the Boyalife Group, a global diversified life science holding company that focuses on stem cell technology and cell-based therapeutics.

Recent Update on COVID-19 Rapid Test and Antibody Therapeutics

To effectively respond to the COVID-19 pandemic, the Company is seeking to leverage its expertise and global relationships and resources in the medical technology field to bring to market a point-of-care COVID-19 antibody test in the United States. Antibody tests can allow for rapid pre-screening of patients, leading to the identification of individuals who have encountered the virus and have developed antibody immunity. In order to pursue its strategy to sell COVID-19 antibody detection test kits, the Company entered into a supply agreement with BioHit Healthcare (Hefei) Co., Ltd. (“BioHit”) for kits to be marketed under the ThermoGenesis brand. BioHit has obtained an Emergency Use Authorization (“EUA”) from the FDA for its SARS-CoV-2 IgM/IgG Antibody Test Kit.

In addition, the Company began working with ImmuneCyte to develop a convalescent plasma strategy. Convalescent plasma therapy is an exploratory approach that involves giving patients an infusion of plasma from people who have recovered from COVID-19. The Antibody Fast Detection Kits can quickly aid in identifying individuals with an adaptive immune response to SARS-CoV-2. The Company is researching the potential to leverage its technologies along with its proprietary automated cell processing platform, which could potentially allow for simultaneous isolation of convalescent plasma and immune cells for potential anti-COVID-19 antibody development.

In March 2020, the Company signed a supply agreement with ImmuneCyte to purchase antibody testing kits and announced that it filed notification with the FDA of its intent to register a test under the name ThermoGenesis SARS-CoV-2 (COVID-19) IgM/IgG Antibody Fast Detection Kit (Colloidal Gold). In April 2020, the Company received an acknowledgement letter from the U.S. Food and Drug Administration which provided confirmation that the Company’s SARS-CoV-2 (COVID-19) IgM/IgG Antibody Fast Detection Kit had been validated in accordance with Section IV.D. of the “Policy for Diagnostic Tests for Coronavirus Disease – 2019 during the Public Health Emergency,” (“Policy D”) issued by FDA on March 16, 2020. On April 30, 2020, the Company submitted a request to the FDA for review of validation data in order to obtain an EUA for the testing kits. In August 2020, due to concerns over the consistency of performance of these kits, the Company voluntarily withdrew its application for an EUA. Accordingly, the Company determined that it was unlikely that it would be able to sell its on-hand inventory of testing kits. After the Company’s withdrawal of its EUA application, ImmuneCyte agreed to refund their mark-up on the testing kits sold to the Company. That payment of approximately $800,000 was received in the quarter ended September 30, 2020. The Company recorded a loss in cost of goods sold for the remaining carrying value of the testing kits after receipt of the refund of $2,800,000 in the nine-months ended September 30, 2020.

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

Reverse Stock Split

On June 4, 2019, the Company effected a one (1) for ten (10) reverse split of its issued and outstanding common stock. The total number of shares of common stock authorized for issuance by the Company of 350,000,000 shares did not change in connection with the reverse stock split. All historical share amounts disclosed herein have been retroactively restated to reflect the reverse split and subsequent resulting share exchange.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that have been identified as critical in the preparation of the Company’s condensed consolidated financial statements, please refer to ThermoGenesis Holdings’ Form 10-K for the year ended December 31, 2019.

Results of Operations for the Three Months Ended September 30, 2020 as Compared to the Three Months Ended September 30, 2019

Net Revenues

Consolidated net revenues for the three months ended September 30, 2020 were $2,355,000, compared to $4,058,000 for the three months ended September 30, 2019, a decrease of $1,703,000 or 42%. The decrease was driven by AXP® disposable sales, which declined from approximately 1,000 cases sold in the quarter ended September 30, 2019 to approximately 600 cases sold in the quarter ended September 30, 2020. The decrease resulted in approximately $1,000,000 less in AXP® disposable revenue for the current quarter. The COVID-19 pandemic appears to be the main driver of the decline in cases sold, as fewer cord blood units are being stored globally during the pandemic. We expect AXP® disposable sales to increase back to their prior levels after the pandemic is over. Also contributing to the decrease were CAR-TXpress™ sales which decreased by $489,000. This decrease also appears to be related to the COVID-19 pandemic as the decline was driven by fewer disposable sales.

	September 30, 2020	September 30, 2019
AXP	$1,169,000	$2,306,000
BioArchive	619,000	594,000
Manual Disposables	100,000	221,000
CAR-TXpress	425,000	914,000
Other	42,000	23,000
Total	$2,355,000	$4,058,000

Gross Profit

The Company’s gross profit was $1,511,000 or 64% of net revenues for the three months ended September 30, 2020, compared to $1,895,000 or 47% of net revenues for three months ended September 30, 2019, a decrease of $384,000. The decrease was driven by a decline in AXP® disposables sold resulting in approximately $500,000 less gross profit, a decline in AXP® devices sold resulting in approximately $60,000 less gross profit, a decline in CAR-TXpress™ sales which generated approximately $250,000 less gross profit, and approximately $250,000 in inventory reserves for X-Series® disposables. These decreases were partially offset by an increase of approximately $800,000 due to a refund from ImmuneCyte for the mark-up on sales of the COVID-19 testing kits which were previously reserved by the Company in quarter ended June 30, 2020.

Sales and Marketing Expenses

Consolidated sales and marketing expenses were $539,000 for the three months ended September 30, 2020, as compared to $502,000 for the three months ended September 30, 2019, an increase of $37,000 or 7%. The increase was driven by accrued expenses of approximately $45,000 related to the Company’s employee short-term incentive program and approximately $35,000 for consulting expenses. These increases were partially offset by lower stock compensation expense in the quarter ended September 30, 2020.

Research and Development Expenses

Consolidated research and development expenses were $750,000 for the three months ended September 30, 2020 as compared to $584,000 for the three months ended September 30, 2019, an increase of $166,000 or 28%. The increase was driven by development expenses for the Company’s COVID-19 cartridge reader of approximately $150,000.

General and Administrative Expenses

Consolidated general and administrative expenses for the three months ended September 30, 2020 were $1,305,000, compared to $1,139,000 for the three months ended September 30, 2019, an increase of $166,000 or 15%. The primary driver of the increase is approximately $100,000 in accrued expenses related to the Company’s employee short-term incentive program and approximately $70,000 in severance expense.

Interest Expense

Interest expense for the three months ended September 30, 2020 was $1,531,000, compared to $1,188,000 for the three months ended September 30, 2019, an increase of $343,000. The increase was driven by additional interest expense and amortization of the debt discount related to the Revolving Credit Agreement with Boyalife Asset Holding II, Inc.

Results of Operations for the Nine Months Ended September 30, 2020 as Compared to the Nine Months Ended September 30, 2019

Net Revenues

Consolidated net revenues for the nine months ended September 30, 2020 were $7,797,000, compared to $11,325,000, for the nine months ended September 30, 2019, a decrease of $3,528,000 or 31%. The decrease was driven by AXP® disposable sales which declined by approximately $2,000,000 with approximately 1,000 fewer cases sold in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The COVID-19 pandemic has had a significant impact on the cord blood industry, with fewer cord blood units being stored globally after the start of the pandemic. Additionally, AXP® device sales were approximately $500,000 higher in the year ended September 30, 2019 as compared to September 30, 2020 due to customers converting to new AXP® II devices. Also contributing to the decrease was BioArchive® sales which decreased by $816,000, primarily due to two less devices being sold and lower service revenue in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Partially offsetting these decreases, other revenue increased by $259,000, driven by revenues of approximately $240,000 for COVID-19 testing kits.

	September 30, 2020	September 30, 2019
AXP	$4,112,000	$6,710,000
BioArchive	1,575,000	2,391,000
Manual Disposables	499,000	764,000
CAR-TXpress	1,296,000	1,404,000
Other	315,000	56,000
Total	$7,797,000	$11,325,000

Gross Profit

The Company’s gross profit was $371,000 or 5% of net revenues for the nine months ended September 30, 2020, compared to $5,105,000 or 45% for the nine months ended September 30, 2019, a decrease of $4,734,000. The gross profit decrease in the current year was driven by an inventory reserve of approximately $2,800,000 in the second quarter, after deducting the $800,000 mark-up refund, for the remaining inventory of COVID-19 testing kits purchased from ImmuneCyte, and approximately $250,000 in inventory reserves for X-Series® disposables. The nine months ended September 30, 2020 also had reduced gross profit of approximately $1,000,000 less from AXP® disposable sales and approximately $350,000 less from BioArchive® sales.

Sales and Marketing Expenses

Consolidated sales and marketing expenses were $1,424,000 for the nine months ended September 30, 2020, as compared to $1,227,000 for the nine months ended September 30, 2019, an increase of $197,000 or 16%. The increase was driven by accrued expenses of approximately $135,000 related to the Company’s employee short-term incentive program and approximately $60,000 for consulting expenses.

Research and Development Expenses

Consolidated research and development expenses were $1,937,000 for the nine months ended September 30, 2020, compared to $1,758,000 for the nine months ended September 30, 2019, an increase of $179,000 or 10%. The increase was driven by development expenses for the Company’s COVID-19 cartridge reader of approximately $150,000.

General and Administrative Expenses

Consolidated general and administrative expenses for the nine months ended September 30, 2020 were $4,489,000, compared to $3,617,000 for the nine months ended September 30, 2019, an increase of $872,000 or 24%. The increase was driven by legal and other expenses related to the Mavericks lawsuit of approximately $220,000, expenses related to the Company’s employee short-term incentive program of approximately $300,000 and approximately $235,000 more for stock compensation expense in the nine months ended September 30, 2020, related to stock options granted to the board of directors and Company executives during the current year.

Interest Expense

Interest expense increased to $6,377,000 for the nine months ended September 30, 2020 as compared to $3,531,000 for the nine months ended September 30, 2019, an increase of $2,846,000. The increase was driven by the accelerated expense of the unamortized debt discount of $2,486,000 for the beneficial conversion feature associated with the portions of the Revolving Credit Agreement with Boyalife Asset Holding II, Inc. which were converted during the first quarter of 2020. The remainder of the increase was driven by additional interest expense and amortization of the debt discount of approximately $450,000 related to the Revolving Credit Agreement with Boyalife Asset Holding II, Inc.

Liquidity and Capital Resources

At September 30, 2020, the Company had cash and cash equivalents of $4,436,000 and working capital of $7,056,000. This compares to cash and cash equivalents of $3,157,000 and working capital of $3,176,000 at December 31, 2019. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

The Company has a Revolving Credit Agreement with Boyalife Asset Holding II, Inc. As of September 30, 2020, the outstanding principal balance of the Loan was $10,000,000 of the $10,000,000.

The Company has incurred recurring operating losses and as of September 30, 2020 had an accumulated deficit of $250,434,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing of this report. The Company may require additional capital to grow the business, to fund other operating expenses and to make interest payments. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control, including, but not limited to, risks attributable to the COVID-19 pandemic. The Company may seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to us, if at all.

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

Three months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,
	2020	2019
Net loss	$(2,609,000)	$(2,373,000)

Deduct:
Interest expense	(1,531,000)	(1,188,000)
Loss on extinguishment of debt	--	(840,000)
Fair value change of derivative instruments and other	5,000	(15,000)
Loss from operations	$(1,083,000)	$(330,000)

Add:
Depreciation and amortization	177,000	202,000
Stock-based compensation expense	234,000	253,000
Adjusted EBITDA	$(672,000)	$125,000

Adjusted EBITDA for the three months ended September 30, 2020 was a loss of $672,000, compared to income of $125,000 for the three months ended September 30, 2019, a decrease of $797,000. The adjusted EBITDA decrease was driven by approximately $900,000 less in gross profit as the result of lower sales, approximately $250,000 in inventory reserves for X-Series® disposables, approximately $175,000 more in expenses related to the Company’s employee short-term incentive program, approximately $150,000 in development expenses for the Company’s COVID-19 cartridge reader and approximately $70,000 in severance expense. These decreases were partially offset by an $800,000 refund the Company received for the mark-up portion of COVID-19 testing kits the Company purchased from ImmuneCyte.

Nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended September 30,
	2020	2019
Net Loss	$(13,862,000)	$(5,895,000)

Deduct:
Interest expense	(6,377,000)	(3,531,000)
Fair value change of derivative instruments and other	7,000	(27,000)
Loss on equity method investments	(13,000)	--
Loss on extinguishment of debt	--	(840,000)
Loss from operations	$(7,479,000)	$(1,497,000)

Add:
Depreciation and amortization	569,000	604,000
Stock-based compensation expense	615,000	459,000
Adjusted EBITDA	$(6,295,000)	$(434,000)

The adjusted EBITDA loss was $6,295,000 for the nine months ended September 30, 2020 compared to a loss of $434,000 for the nine months ended September 30, 2019, an increase of $5,861,000. The increase was driven by an inventory reserve of approximately $2,800,000, after deducting the $800,000 mark-up refund, for the remaining inventory of COVID-19 testing kits purchased from ImmuneCyte, and approximately $250,000 in inventory reserves for X-Series® disposables. The nine months ended September 30, 2020 also had reduced gross profit of approximately $1,350,000 due to lower sales, approximately $525,000 more in expenses related to the Company’s employee short-term incentive program, approximately $220,000 in legal and other expenses related to the Mavericks lawsuit, and approximately $150,000 in development expenses for the Company’s COVID-19 cartridge reader.

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

ThermoGenesis Holdings, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide information under this item.

Item 4. Controls and Procedures

ThermoGenesis Holdings carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of ThermoGenesis Holdings’ disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) or 15d-15(e)) as of September 30, 2020. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, ThermoGenesis Holdings’ Chief Executive Officer and Chief Financial Officer have both concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

There were no changes in ThermoGenesis Holdings’ internal controls over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

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

The material set forth in Note 6, “Commitments and Contingencies,” in “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

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

On August 13, 2020, we announced that we entered into a supply agreement with BioHit Healthcare (Hefer) Co., Ltd., a manufacturer of a SARS-CoV-2 IgM/IgG Antibody Test Kit which has received an EUA from the U.S. Food and Drug Administration. Under this supply agreement, we will market and sell such Antibody Test Kit in the U.S. under the ThermoGenesis brand. The FDA Commissioner is authorized to issue EUAs to permit certain developers of SARS-CoV-2 diagnostics to begin offering the tests for detection of antibodies to SARS-CoV-2, the virus associated with COVID-19 illness without having completed the normally applicable FDA review and clearance or approval process for marketing authorization (with the related standards that would apply to demonstrate safety and effectiveness). The issuance of an EUA reflects an FDA conclusion that based on the totality of scientific evidence available to the FDA, it is reasonable to believe that the product may be effective in identifying individuals with an adaptive immune response to SARS-CoV-2, indicating recent or prior COVID-19 infection, and that the known potential benefits of the product outweigh the known and potential risks, and there is no adequate, approved, and available alternative to the emergency use of the product. Although there are certain regulatory requirements the FDA has waived for the duration of the EUA, we remain subject to specific conditions of the authorization, including ensuring appropriate labeling as approved by FDA specifically for purposes of the EUA, maintaining records of distribution to authorized laboratories, collecting data on occurrences of any false positives or false negatives, and tracking any adverse events. As with other FDA-regulated products, issues could emerge during the course of the marketing and use of our products under an EUA that could impact our ability to continue the sale and distribution of these products (for example, compliance or product performance issues). The applicable EUAs remain effective only until the applicable declaration of the U.S. Department of Health and Human Services relating to EUAs is terminated or revoked, and FDA may also revoke an EUA if it determines the criteria for issuance are no longer met or other circumstances make such revocation appropriate to protect the public health or safety.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

An index of exhibits is found on page 36 of this report.

Item 6.	Exhibits.

Exhibit No.	Description
10.1†	Supply Agreement between BioHit Healthcare (Hefei) Co., Ltd. and ThermoGenesis Holdings, Inc. dated August 11, 2020, incorporated by reference to Exhibit 10.6 to Form 10-Q filed August 14, 2020
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibit Index

†     Portions of this exhibit have been redacted because the Company has determined that such information (i) is not material and (ii) would likely cause competitive harm to the Company if it were to be publicly disclosed.

ThermoGenesis Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Holdings, Inc. (Registrant)

Dated: November 12, 2020	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2020	/s/ Jeff Cauble
Jeff Cauble Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)