Form 10-K
period 2020-12-31
ThermoGenesis Holdings, Inc.
filed 2021-03-17
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $27,692,000 based on the closing sales price as reported on the NASDAQ Stock Market. As of March 15, 2021, there were 11,911,784 shares of common stock outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains forward‑looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this Annual Report, are forward‑looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward‑looking statements included in this Annual Report. Such statements may be identified by the use of forward‑looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “plan,” “predict,” “seek,” “should,” “would,” “could,” “potential,” “ongoing,” or similar terms, variations of such terms, or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, development of new technologies and services, litigation, regulatory matters, market acceptance and performance of our services, the success and effectiveness of our technologies and services, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market position of our services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments. Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change.

These forward-looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward‑looking statements, including:

●	the sufficiency and source of capital required to fund our operations and in furtherance of our business plan;
●	our ability to remain listed on NASDAQ and remain in compliance with its listing standards;
●	the global perception of the clinical utility of banked cord blood and the amount of investment in research and development supporting clinical data for additional applications;
●	delays in commencing or completing clinical testing of products;
●	the success of any collaborative arrangements to commercialize our products;
●	our reliance on significant distributors or end users;
●	the availability and sufficiency of commercial scale manufacturing facilities and reliance on third-party contract manufacturers;
●	our ability to protect our patents and trademarks in the U.S. and other countries; and
●	uncertainty regarding the impact of the COVID-19 pandemic on our business and operations.

These forward‑looking statements speak only as of the date of this Annual Report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward‑looking statements contained herein to reflect any change in the expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based, except as otherwise required by law. Additional factors that could cause such results to differ materially from those described in the forward‑looking statements are set forth in connection with the forward‑looking statements.

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

PART I

ITEM 1.       BUSINESS

Overview

ThermoGenesis Holdings, Inc. (“ThermoGenesis Holdings,” the “Company,” “we,” “our,” “us”) develops, commercializes and markets a range of automated technologies for CAR-T and other cell-based therapies. The Company currently markets a full suite of solutions for automated clinical biobanking, point-of-care applications, and automation for immuno-oncology, including its semi-automated, functionally closed CAR-TXpress™ platform, which streamlines the manufacturing process for the emerging CAR-T immunotherapy market. The Company was founded in 1986 and is incorporated in the State of Delaware and headquartered in Rancho Cordova, CA.

The Company previously had two reportable segments, a Device Segment and a Clinical Development Segment. Due to the winding down of the Clinical Development Segment in 2019, the Company no longer has any material revenues or expenses in that segment. As a result, the Company’s chief operating decision maker no longer reviews unconsolidated operating results and the Company no longer reports in two segments. The Company provides the AutoXpress® and BioArchive® platforms for automated clinical bio-banking, PXP® platform for point-of-care cell-based therapies and CAR-TXpress™ platform for bio-manufacturing for immuno-oncology applications. The Company and its subsidiaries currently manufacture and market the following products:

Clinical Bio-Banking Applications:

●

AXP® II Automated Cell Separation System – an automated, fully closed cell separation system for isolating stem and progenitor cells from umbilical cord blood, registered as a U.S. FDA 510(k) medical device.

●

BioArchive® Automated Cryopreservation System – an automated, robotic, liquid nitrogen controlled-rate-freezing and cryogenic storage system for cord blood samples and cell therapeutic products used in clinical applications, registered as a U.S. FDA 510(k) medical device.

Point-of-Care Applications:

●

PXP® Point-of-Care System – an automated, fully closed, sterile system allows for the rapid, automated processing of autologous peripheral blood or bone marrow aspirate derived stem cells at the point-of-care, such as surgical centers or clinics, registered as a U.S. FDA 510(k) medical device.

●

PXP-LAVARE System – an automated, fully closed system that is designed to wash, re-suspend and volume reduce cell suspensions. It allows for volume manipulation, supernatant or media exchange, and cell washing to occur without comprising cell viabilities and maximizing recoveries, registered as a U.S. FDA 510(k) medical device.

●

PXP-1000 System – an automated, fully closed system that provides fast, reproducible separation of multiple cellular components from blood with minimal red blood cell contamination, registered as a U.S. FDA 510(k) medical device.

Large Scale Cell Processing and Biomanufacturing:

●

X-Series® Products: X-Lab® for cell isolation, X-Wash® System for cell washing and reformulation, X-Mini® for high efficiency small scale cell purification, and X-BACS® System under development for large scale cell purification using our proprietary buoyancy-activated cell sorting (“BACS”) technology.

●

CAR-TXpress™ Platform – a modular designed, functionally closed platform that addresses the critical unmet need for large scale cellular processing and chemistry, manufacturing and controls (“CMC”) needs for manufacturing chimeric antigen receptor (“CAR”) T cell therapies. The CAR-TXpress Platform is owned and developed through a subsidiary CAR-TXpress Bio, Inc. (“CARTXpress Bio”) in which the Company owns 80% of the equity interest.

Sales and Distribution Channels

We market and sell our products through independent distributors, except in North America and India, where we sell direct to end-user customers.

Research and Development

Research and development expenses were $2,477,000 and $2,396,000 for the years ended December 31, 2020 and 2019, respectively. Research and development activities include expenses associated with the engineering, regulatory, and scientific affairs functions.

Manufacturing and Raw Materials

We source components for our products from multiple suppliers that manufacture to our engineering specifications. Our high-volume disposable products are manufactured using contract manufacturers. AXP disposable bagsets are manufactured by Viant Medical and our manual processing bagsets are manufactured by Pall Medical Corporation. We utilize our manufacturing facility in Rancho Cordova, California for production of our low volume, high complexity devices. Additionally, in 2019, the Company completed the construction and qualification of an in-house clean room for the assembly of the X-Series disposable cartridges. In 2020, all disposable cartridges were manufactured in this facility. Various raw materials are used to manufacture our products. The raw materials are generally available from multiple sources. We have not had significant difficulty in obtaining necessary raw materials.

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

The Company and its contract manufacturers are subject to inspections by the FDA and other regulatory agencies to ensure compliance with the FDA’s QSRs. Compliance requirements relate to manufacturing processes, product testing, documentation control and other quality assurance procedures. Our facilities have undergone International Organization of Standards (“ISO”) 13485:2016 and EU Medical Device Directive (“MDD”) (93/42/EEC) inspections and we have obtained approval to CE-Mark our products. We have received our updated certificate demonstrating compliance to this standard under the Medical Device Single Audit Program (“MDSAP”).

Regulatory Scheme and Strategy

The development, manufacture and marketing of our cell therapy products are subject to regulation by the FDA as well as the equivalent agencies of other countries including the countries of the European Union and India.

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

Class II Devices

Several of our products, including the BioArchive and the AXP II are categorized as U.S. Class II medical devices and require premarket notification, also known as a section 510(k) clearance, prior to commercialization. Data submitted as part of a 510(k) process must demonstrate a device is “substantially equivalent” with a predicate device that is already on the market. Once 510(k) clearance has been secured, the new medical device may be marketed for its intended use and distributed in the U.S.

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

Patents and Proprietary Rights

We believe that patent protection is important for our products and current and proposed business. We currently have over 35 issued patents globally that will expire at various times between April 2022 and May 2040. The patent positions can be uncertain because they involve interpretation of complex factual information and an evolving legal environment. The coverage sought in a patent application can be denied or significantly reduced either before or after the patent is issued. There can be no assurance that any of our pending patent applications will actually result in an issued patent. Furthermore, there can be no assurance that any existing or future patent will provide significant protection or commercial advantage, or that any existing or future patent will not be circumvented by a more basic patent. Generally, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. In addition, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent or the first to file a patent application for the subject matter covered by each of our pending U.S. and foreign patent applications.

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

Agreements

The following are certain material agreements involving our business in effect as of December 31, 2020:

Healthbanks Biotech (USA) Inc.

On November 26, 2019, the Company entered into a joint venture agreement with HealthBanks Biotech (USA) Inc. (the “JV Agreement”) to form a new company called ImmuneCyte, Inc. (“ImmuneCyte”) to commercialize the Company’s proprietary cell processing platform, CAR-TXpress™, for use in immune cell banking as well as for cell-based contract development and manufacturing services (CMO/CDMO). Under the terms of the JV Agreement, ImmuneCyte was initially owned 80% by HealthBanks Biotech and 20% by the Company. The Company currently owns 18.79% of the equity of ImmuneCyte. The Company’s principal contribution to ImmuneCyte was a supply agreement under which ImmuneCyte will have the exclusive right to purchase the Company’s proprietary cell processing equipment in the immune cell banking business and a non-exclusive right to purchase it for other cell-based CMO/CDMO services at a price equal to 115% of the Company’s cost. The Company also contributed to ImmuneCyte intellectual property and trademarks relating to the Company’s clinical development assets, which were fully impaired by the Company in 2018 and had no book value. HealthBanks contributed to ImmuneCyte a paid-up, royalty free license to use its proprietary business management system, customer relationship management software, and laboratory information statement, and has made available a $1,000,000 unsecured, non-convertible line of credit to ImmuneCyte to provide initial operating capital. Healthbanks is a subsidiary of Boyalife Group, Inc. (USA), the owner of Boyalife Asset Holding II, Inc., which is the largest stockholder of the Company, and is owned by Dr. Xiaochun (Chris) Xu, the Company’s Chief Executive Officer and Chairman of our Board of Directors.

Corning Incorporated

On August 30, 2019, the Company entered into a Supply Agreement with Corning (the “Supply Agreement”). The Supply Agreement has an initial term of five years with automatic two-year renewal terms, unless terminated by either party in accordance with the terms of the Supply Agreement (collectively, the “Term”). Pursuant to the Supply Agreement, the Company has granted to Corning exclusive worldwide distribution rights for substantially all X-Series® products under the CAR-TXpress™ platform (the “Products”) manufactured by its subsidiary, ThermoGenesis Corp., for the duration of the Term, subject to certain geographical and other exceptions. In addition, the Company has granted Corning rights of first refusal for the exclusive worldwide distribution of certain future products developed or introduced by the Company relating to cell isolation or cell selection, including any such products substantially related or similar to the Products (the “ROFR Products”). As consideration for the exclusive worldwide distribution rights for the Products and ROFR Products, Corning has agreed to pay a $2,000,000 fee, in addition to any amounts payable throughout the Term for the Products and any ROFR Products. The Supply Agreement also contains an option, exercisable by Corning for a period of ninety days following January 1, 2021 to become the manufacturer for all or any portion of the Products. As of December 31, 2020, Corning has not exercised this option.

CBR Systems, Inc. (“CBR”)

Effective July 13, 2020, the Company entered a Manufacturing and Supply Amending Agreement #2 (the “Amendment”) with CBR Systems, Inc. (“CBR”), an amendment to the Manufacturing Supply Amending Agreement #1 effective March 16, 2020 and the Manufacturing and Supply Agreement effective May 15, 2017 (the “CBR Agreement”), which replaced the prior December 31, 2013 Sale and Purchase Agreement in which we agreed to supply CBR with the AXP cord blood processing system and disposables. The term of the CBR Agreement is for three years and will automatically renew in one-year increments unless either party provides written notice of its intention not to renew six months prior to the end of the term. The Amendment, among other things, revised the amount of certain products to be purchased, pricing of those products and removal of the safety stock requirement.

In June 2010, we entered into a Technology License and Escrow Agreement (including as an exhibit to the CBR Agreement) in order to alleviate CBR’s concerns about potential long-term supply risk. We are the sole supplier of critical devices and disposables used in the processing of cord blood samples in CBR’s operations. Under the License and Escrow Agreement, we granted CBR a perpetual, non-exclusive, royalty-free license to certain intellectual property necessary for the manufacture of AXP® devices and disposables. The license is for the sole and limited purpose of ensuring continued supply of the AXP and related disposables for use by CBR. The licensed intellectual property is held in escrow and available to CBR only in the event of a default under the License and Escrow Agreement. The Amendment also amended the Technology License Escrow Agreement by updating the financial requirement to exclude convertible debt from the definition of short-term debt. As a result of the Amendment, we will be in default under the Technology License and Escrow Agreement if our cash balance and short-term investments net of non-convertible debt and borrowed funds that are payable within one year are not greater than $1,000,000 at any month end unless such default is cured within thirty (30) days. Upon a default, CBR may take possession of the escrowed intellectual property and initiate manufacturing of the applicable device and disposables. We were in compliance with the License and Escrow Agreement at December 31, 2020.

Employees

As of December 31, 2020, we and our subsidiaries had 41 employees consisting of 37 full-time U.S. employees, 1 part-time U.S. employee and 3 full-time employees in India. We also utilize temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppage.

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

Risks Related to Our Structure and Business

A third party owns 20% of our subsidiary, CARTXpress Bio, Inc. (“CARTXpress Bio”), and holds certain minority investor rights therein. These rights could limit or delay our ability to take certain major actions relating to CARTXpress Bio. In January 2019, ThermoGenesis Corp. contributed its X-Series business into a newly formed subsidiary of ThermoGenesis Corp., CARTXpress Bio. Pursuant to the terms of a reorganization and share exchange agreement, ThermoGenesis Holdings acquired a 20% equity ownership in ThermoGenesis Corp. from Bay City Capital Fund V, L.P. and certain of its affiliates (“Bay City”). In exchange, Bay City acquired a 20% ownership in CARTXpress Bio. As a result of these transactions, ThermoGenesis Corp. became a wholly-owned subsidiary of ThermoGenesis Holdings, and ThermoGenesis Corp. owns 80% of the outstanding equity of CARTXpress Bio, while Bay City owns the remaining 20% of the outstanding equity of CARTXpress Bio. While we continue to indirectly own 80% of the outstanding capital stock of CARTXpress Bio, Bay City was granted certain minority investor rights in CARTXpress Bio. These rights include board representation rights, a right of first refusal over sales of CARTXpress Bio. stock by us, co-sale rights with respect to any sale of CARTXpress Bio stock by us, certain piggyback and Form S-3 registration rights in the event that CARTXpress Bio becomes a publicly traded company at any time in the future and other rights as detailed in the Investors’ Rights Agreement. In addition, the board of directors of CARTXpress Bio is comprised of three persons, two of whom are designated by us and one of whom is designated by Bay City. The foregoing minority investor rights in CARTXpress Bio could limit or delay our ability or flexibility to take certain major actions or make major decisions relating to CARTXpress Bio that might be beneficial to our stockholders, unless such actions or decisions have the consent or support of Bay City. Accordingly, the minority investor rights in CARTXpress Bio could have a negative impact on the market price of our common stock.

Our largest stockholder has significant influence over us which could limit your ability to influence the outcome of key transactions, including a change of control, and could negatively impact the market price of our common stock by discouraging third party investors. As of December 31, 2020, approximately 19% of our outstanding common stock is owned by Boyalife Asset Holding II, Inc (“Boyalife”). In addition, pursuant to the terms of the Amended Nomination Agreement we entered into with Boyalife in April 2018, Boyalife has the right to designate a number of members of our board of directors that is in proportion to the “Boyalife Ownership Percentage”, which is Boyalife and its affiliates’ combined percentage ownership of outstanding common stock, treating as outstanding any shares of common stock underlying convertible securities that are immediately exercisable by Boyalife and its affiliates’ (including under the debt facility) without any further payment. The Amended Nomination Agreement will terminate according to its terms when and if the Boyalife Ownership Percentage falls below 20%.

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

In addition, Boyalife is a material creditor of our Company. We are a party to a revolving debt facility with Boyalife which has a maximum borrowing availability of $10,000,000 and an outstanding balance as of December 31, 2020 of $10,000,000 in principal and $2,082,000 in accrued interest. In February 2020, Boyalife converted $3,000,000 of the outstanding balance of the convertible note into an aggregate of 1,666,667 shares of our common stock. The debt facility matures on March 6, 2022, with accrued interest due annually on the last day of each calendar year. Because this debt facility is secured by all of our shares in our ThermoGenesis Corp. subsidiary, an event of default under the debt facility would have a material adverse impact on our interest in ThermoGenesis Corp. if the lender under the debt facility elected to foreclose on such security interest.

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

A significant portion of revenue is derived from customers outside the United States. We may lose revenues, market share, and profits due to exchange rate fluctuations and political and economic changes related to its foreign business. For the year ended December 31, 2020, sales to customers outside the U.S. comprised approximately 39% of revenues. This compares to 48% for the year ended December 31, 2019. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial position and results.

The loss of a significant distributor or end user customer may adversely affect financial condition and results of operations. Revenues from our largest customer comprised 27% of revenues for the year ended December 31, 2020. Revenues from our largest distributor comprised 13% of revenues for the year ended December 31, 2020. The loss of a large customer or distributor may significantly decrease revenues.

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

Failure to meet the financial covenant in our Technology License and Escrow Agreement could decrease our AXP revenues. Under our Sixth Amended and Restated Technology License and Escrow Agreement with CBR if our cash balance and short-term investments net of non-convertible debt and borrowed funds that are payable within one year are not greater than $1,000,000 at any month end, CBR may take possession of the escrowed intellectual property and initiate manufacturing of the applicable device and disposables. If this were to occur, our revenues would be negatively impacted. In order to remain compliant, we may have to complete additional financings or provide consideration to the counter party to modify the obligations.

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

Our business has been adversely affected by the Coronavirus (COVID-19) pandemic and may continue to be adversely affected by the pandemic. We believe that the COVID-19 pandemic has had a material negative impact on our business and results of operations. The pandemic had a significant impact on the cord blood industry, with fewer cord blood units being stored globally after the start of the pandemic. The pandemic also caused other problems, with some domestic customers opting to utilize existing safety stock at the start of the pandemic in lieu of placing new orders in order to minimize on-site workers. Internationally, customs delays led some customers to temporarily switch to manual processing due to the long wait to clear products through customs departments with reduced staffing. As a result, the pandemic has resulted in disruption to our supply chain and in customer demand. The continued impact of the pandemic on our business and results of operations will depend on future developments relating to the pandemic in general and the cord blood industry in particular, and such future developments are highly uncertain and cannot be predicted. Such developments may include the continued geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak, and the possible continued impact on the U.S. or global economy. As a result, at the time of this filing, it is impossible to predict the continued impact of the pandemic on our business, liquidity, capital resources and financial results.

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

To sell in international markets we are subject to regulation in foreign countries. In cooperation with our distribution partners, we market our current and future products both domestically and in many foreign markets. A number of risks are inherent in international transactions. In order for us to market our products in certain non-U.S. jurisdictions, we need to obtain and maintain required regulatory approvals or clearances and must comply with extensive regulations regarding safety, manufacturing processes and quality. These regulations, including the requirements for approvals or clearances to market, may differ from the FDA regulatory scheme. International sales also may be limited or disrupted by political instability, price controls, trade restrictions and changes in tariffs. Additionally, fluctuations in currency exchange rates may adversely affect demand for our products by increasing the price of our products in the currency of the countries in which the products are sold.

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

If our competitors develop and market products that are more effective than our product candidates or obtain regulatory and market approval for similar products before we do, our commercial opportunity may be reduced or eliminated. The development and commercialization of new pharmaceutical products is competitive, and we will face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide. Many of our competitors have substantially greater financial and technical resources and development, production and marketing capabilities than we do. In addition, many of these companies have more experience than we do in pre-clinical testing, clinical trials and manufacturing of compounds, as well as in obtaining FDA and foreign regulatory approvals. As a result, there is a risk that one of the competitors will develop a more effective product for the same indications for which we are developing a product or, alternatively, bring a similar product to market before we can. With regards to the BioArchive and AXP Systems, numerous larger and better-financed medical device manufacturers may choose to enter this market.

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

Our COVID-19 test kits may not achieve significant market acceptance. We entered into a supply agreement with BioHit Healthcare (Hefer) Co., Ltd. in August 2020 to market and sell SARS-CoV-2 IgM/IgG Antibody Test Kits manufactured by BioHit under the ThermoGenesis brand. For the year ended December 31, 2020, the Company had no material kit sales and there can be no assurance that our ThermoGenesis-branded test kits will obtain significant market acceptance. In addition, it is possible that our expenses to purchase and market any such test kits will exceed any benefit in revenues, which may be short-lived, or that other products that compete with ours achieve greater commercial success.

Risks Related to Operating Results and Financial Markets

We have incurred net losses and we anticipate that our losses will continue. We have not been profitable for a significant period. For the years ended December 31, 2020 and 2019, we had a net loss of $16,811,000 and $10,099,000 respectively and an accumulated deficit at December 31, 2020, of $253,283,000. The report of our independent auditors on our December 31, 2020 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We will continue to incur significant costs as we develop and market our current products and related applications. Although we are executing our business plan to develop, market and launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales or threaten our ability to continue as a going concern in future years.

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

Liquidity of our common stock. Although there is a public market for our common stock, trading volume has been historically low, which could impact the stock price and the ability to sell shares of our common stock. We can give no assurance that an active and liquid public market for shares of common stock will continue in the future. In addition, future sales of large amounts of common stock could adversely affect the market price of our common stock and our ability to raise capital. The price of our common stock could also drop as a result of the exercise of options for common stock or the perception that such sales or exercise of options could occur. These factors could also have a negative impact on the liquidity of our common stock and our ability to raise funds through future stock offerings.

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

In Gurugram India, we lease approximately 1,500 square feet office facility used for general office space. The lease expires September 14, 2023; however, either party can terminate the lease with three months’ notice.

Additionally, in Gurgaon India, as part of our agreement with Fortis Healthcare, we occupy and manage a 2,800 square foot cord blood banking and cellular therapy processing facility in the Fortis Memorial Research Institute.

We believe our facilities are adequate for our present needs and expect them to remain adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of operations, we may have disagreements or disputes with distributors, vendors or employees. Such potential disputes are seen by management as a normal part of business and while the outcome of such disagreements and disputes cannot be predicted with certainty, except as described in Note 9, “Commitments and Contingencies,” in “Item 8. Financial Statements – Notes to Consolidated Financial Statements”, we do not believe that any pending legal proceedings are material. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

The material set forth in Note 9, “Commitments and Contingencies,” in “Item 8. Financial Statements – Notes to Consolidated Financial Statements” is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, $0.001 par value, is listed on the NASDAQ Capital Market under the symbol THMO.

We have not paid cash dividends on our common stock and do not intend to pay a cash dividend in the foreseeable future. There were approximately 154 stockholders of record on January 29, 2021, not including beneficial owners who own their stock in street name through Cede & Co. and others.

The Company did not repurchase any of its shares during the quarter ended December 31, 2020.

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

Overview

ThermoGenesis Holdings, Inc. (“ThermoGenesis Holdings”, the “Company”, “our”, or “we”) develops and commercializes a range of automated technologies for cell-banking, cell-processing, and cell-based therapeutics. Since the 1990’s ThermoGenesis Holdings has been a pioneer in, and a leading provider of automated systems that isolate, purify and cryogenically store units of hematopoietic stem and progenitor cells for the cord blood banking industry. The Company was founded in 1986 and is incorporated in the State of Delaware and headquartered in Rancho Cordova, CA.

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

ThermoGenesis Holdings’ Overview

The Company and its subsidiaries currently manufacture and market the following products:

Clinical Bio-Banking Applications:

●

AXP® II Automated Cell Separation System – an automated, fully closed cell separation system for isolating and retrieving stem and progenitor cells from umbilical cord blood, registered as a U.S. FDA 510(k) medical device.

●

BioArchive® Automated Cryopreservation System – an automated, robotic, liquid nitrogen controlled-rate-freezing and cryogenic storage system for cord blood samples and cell therapeutic products used in clinical applications, registered as a U.S. FDA 510(k) medical device.

Point-of-Care Applications:

●

PXP® Point-of-Care System – an automated, fully closed, sterile system allows for the rapid, automated processing of autologous peripheral blood or bone marrow aspirate derived stem cells at the point-of-care, such as surgical centers or clinics, registered as a U.S. FDA 510(k) medical device.

●

PXP-LAVARE System – an automated, fully closed system that is designed to wash, re-suspend and volume reduce cell suspensions. It allows for volume manipulation, supernatant or media exchange, and cell washing to occur without comprising cell viabilities and maximizing recoveries, registered as a U.S. FDA 510(k) medical device.

●

PXP-1000 System – an automated, fully closed system that provides fast, reproducible separation of multiple cellular components from blood with minimal red blood cell contamination, registered as a U.S. FDA 510(k) medical device.

Large Scale Cell Processing and Biomanufacturing:

●

X-Series® Products: X-Lab® for cell isolation, X-Wash® System for cell washing and reformulation, X-Mini® for high efficiency small scale cell purification, and X-BACS® System under development for large scale cell purification using our proprietary buoyancy-activated cell sorting (“BACS”) technology.

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

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Net Revenues

Consolidated net revenues for the year ended December 31, 2020 were $9,744,000 compared to $13,047,000 for the year ended December 31, 2019, a decrease of $3,303,000 or 25%. The decrease was driven by AXP® disposable sales which declined by approximately $1,700,000 with approximately 1,000 fewer cases sold in 2020 as compared to 2019.  The primary reason for the decrease was the COVID-19 pandemic, which had a significant impact on the cord blood industry, with fewer cord blood units being stored globally after the start of the pandemic. The pandemic also caused other problems with some domestic customers opting to utilize existing safety stock at the start of the pandemic in lieu of placing new orders, to minimize on-site workers. Internationally, customs delays led some customers to temporarily switch to manual processing due to the long wait to clear products through customs departments with reduced staffing. AXP® device sales decreased by approximately $900,000 in 2020 as compared to 2019 due to one-time revenues in 2019 from customers converting to our new generation AXP® II devices. The Company also had a decrease of approximately $900,000 in BioArchive® sales, primarily due to two less devices being sold and lower service revenue in 2020 as compared to 2019.  Partially offsetting these decreases, was an increase of approximately $300,000 in CAR-TXpress revenue driven by $190,000 more recognized in 2020 from the exclusivity fee paid by the Company’s X-Series distributor in 2019 and other revenue which increased by $278,000 primarily due to antibody testing kits sold in 2020.

Revenues were comprised of the following:

	Year Ended December 31,
	2020	2019

AXP	$4,934,000	$7,522,000
BioArchive	2,032,000	2,910,000
CAR-TXpress	1,828,000	1,565,000
Manual Disposables	599,000	977,000
Other	351,000	73,000
	$9,744,000	$13,047,000

Gross Profit

The Company’s gross profit was $1,259,000 or 13% of net revenues for the year ended December 31, 2020 compared to $5,696,000 or 44% for the year ended December 31, 2019, a decrease of $4,437,000 or 78%. The decrease was primarily due to an inventory disposition expense of approximately $2,800,000 for the remaining inventory of COVID-19 testing kits purchased from ImmuneCyte and a $470,000 increase in inventory reserves driven by X-Series® disposables. The remainder of the decrease is driven by reduced gross profit of approximately $1,200,000 from lower AXP® device and disposable sales.

Sales and Marketing Expenses

Consolidated sales and marketing expenses were $1,948,000 for the year ended December 31, 2020, as compared to $1,656,000 for the year ended December 31, 2019, an increase of $292,000 or 18%. The increase was driven by approximately $210,000 more in salaries and benefits and approximately $100,000 in additional consulting expenses for the new marketing firm the Company engaged in 2020.

Research and Development Expenses

Consolidated research and development expenses were $2,477,000 for the year ended December 31, 2020, compared to $2,396,000 for the year ended December 31, 2019, an increase of $81,000 or 3%. The increase was driven approximately $100,000 more spending for project expenses in 2020, offset by a decrease in salaries and benefits of approximately $35,000.

General and Administrative Expenses

Consolidated general and administrative expenses for the year ended December 31, 2020 were $5,729,000, compared to $6,377,000 for the year ended December 31, 2019, a decrease of $648,000 or 10%. The decrease was driven by a settlement expense of $1,400,000 related to the Mavericks lawsuit in 2019, partially offset by approximately $350,000 in accrued expenses related to the Company’s employee short-term incentive program, approximately $250,000 more in stock compensation expense related to awards granted in 2020 to Executives and Directors and approximately $100,000 more in corporate insurance expense.

Interest Expense

Interest expense increased to $7,908,000 for the year ended December 31, 2020 as compared to $4,479,000 for the year ended December 31, 2019, a difference of $3,429,000. The increase was driven by the accelerated expense of the unamortized debt discount of $2,486,000 for the beneficial conversion feature associated with the portions of the Revolving Credit Agreement with Boyalife Asset Holding II, Inc. which were converted during the first quarter of 2020. The remainder of the increase was driven by additional interest expense and amortization of the debt discount of approximately $800,000 related to the Revolving Credit Agreement with Boyalife Asset Holding II, Inc.

Loss on Extinguishment of Debt

The Company recorded a loss of extinguishment of debt of $0 for the year ended December 31, 2020 as compared to $840,000 for the year ended December 31, 2019. The recorded loss of extinguishment of debt in 2019 was due to the extinguishment of an unsecured note payable to an accredited investor.

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

	Year Ended December 31,
	2020	2019
Net Loss	$(16,811,000)	$(10,099,000)

Deduct:
Interest expense	(7,908,000)	(4,479,000)
Loss on extinguishment of debt	--	(840,000)
Fair value change of derivative instruments and other	5,000	(32,000)
Loss on equity method investments	(13,000)	(15,000)
Loss from operations	$(8,895,000)	$(4,733,000)

Add:
Depreciation and amortization	742,000	805,000
Stock-based compensation expense	880,000	614,000
Adjusted EBITDA	$(7,273,000)	$(3,314,000)

The adjusted EBITDA loss was $7,273,000 for the year ended December 31, 2020 compared to a loss of $3,314,000 for the year ended December 31, 2019, an increase in the adjusted EBITDA loss of $3,959,000 or 119%. The adjusted EBITDA decrease was primarily due to an inventory disposition expense of approximately $2,800,000 for the remaining inventory of COVID-19 testing kits purchased from ImmuneCyte and a $470,000 increase in inventory reserves driven by X-Series® disposables. The year ended December 31, 2020 also had reduced gross profit of approximately $1,200,000 due to lower sales and approximately $500,000 more in salaries and benefits. These increases were partially offset by a settlement expense of $1,400,000 related to the Mavericks lawsuit in 2019.

Liquidity and Capital Resources

At December 31, 2020, we had cash and cash equivalents of $7,161,000 and working capital of $9,155,000. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

For the year ended December 31, 2020, we used $14,393,000 of cash for operations primarily the result of the net loss incurred during 2020, offset by non-cash charges for depreciation and amortization. Cash used in investing activities for the year ended December 31, 2020 was $23,000 as the result of capital purchases. Cash generated in financing activities for the year ended December 31, 2020 was $17,422,000, primarily due to $10,838,000 received from the sale of shares under the At-the-Market Agreement and approximately $3,500,000 under a registered direct offering in March 2020.

The Company has a Revolving Credit Agreement with Boyalife Asset Holding II, Inc. As of December 31, 2020, the Company had drawn down the full $10,000,000 that is available under the Revolving Credit Agreement, which matures in March of 2022. Boyalife Asset Holding II, Inc. is a wholly-owned subsidiary of Boyalife Group Inc. (USA), which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors.

The Company has incurred recurring operating losses as of December 31, 2020. If these recurring losses continue, it could raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing of this report. The Company anticipates requiring additional capital to grow the business, to fund other operating expenses and to make principal and interest payments on the line of credit with Boyalife. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to us, if at all.

We manage the concentration of credit risk with our customers and distributors through a variety of methods including, pre-shipment deposits, credit reference checks and credit limits. Although management believes that our customers and distributors are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and therefore on our net revenues, cash flows and financial condition.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, depreciation, fair values of intangibles and goodwill, bad debts, inventories, warranties, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 “Summary of Significant Accounting Policies” to the Notes to the Consolidated Financial Statements contained in Item 8.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

ThermoGenesis Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ThermoGenesis Holdings, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses. These recurring losses raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory – Excess and Slow-Moving Inventory Reserve

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company provides valuation allowances for excess and slow-moving inventory on hand that are not expected to be sold to reduce the carrying amount of slow-moving inventory to its estimated net realizable value. The valuation allowances are based upon estimates about future demand from its customers and distributors and market conditions.

We identified the inventory reserve as a critical audit matter as auditing management’s estimate of the excess and obsolete inventory reserve was subjective and required significant judgment as the excess and slow-moving inventory reserve is sensitive to changes in the Company’s operations and assumptions used to estimate the reserve including management’s assumptions with regards to projections of future product demand and market conditions, which includes historical usage, expected future usage, and on-hand quantities of individual materials. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s analysis and significant assumptions related to projections of future demand.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the excess and slow-moving inventory reserve included the following, among others:

●	We obtained an understanding of the design of controls associated with management’s evaluation of excess and slow-moving inventory reserve.
●	We tested completeness and accuracy of the underlying data used in developing the estimate for excess and slow-moving inventory reserve.
●	We audited management’s calculation of the inventory reserve by testing the mathematical accuracy of the Company’s reserve calculation.
●

We evaluated the appropriateness and consistency of management’s methodology and assumptions used in developing their estimate of the excess and slow-moving inventory reserve including consideration of projections of future customer demand, which involved consideration of historical performance of the products.

●

We compared actual write-off activity in the current year to the excess and slow-moving reserve estimated by the Company in the prior year to evaluate management’s ability to accurately estimate the reserve.

●	We looked for indications that the reserve for excess and slow-moving inventory may be understated by evaluating write-off activity of inventory subsequent to December 31, 2020.
●

We considered the existence of contradictory evidence based on consideration of internal communication to management and the board of directors, Company press releases, and any changes within the business.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2015.

New York, NY
March 17, 2021

THERMOGENESIS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$7,161,000	$3,157,000
Restricted cash	--	1,000,000
Accounts receivable, net of allowance for doubtful accounts of $214,000 ($226,000 at December 31, 2019)	1,382,000	1,278,000
Inventories	5,877,000	3,484,000
Prepaid expenses and other current assets	878,000	602,000
Total current assets	15,298,000	9,521,000

Inventories, non-current	1,221,000	340,000
Equipment and leasehold improvements, net	1,424,000	2,028,000
Right-of-use operating lease assets, net	730,000	859,000
Goodwill	781,000	781,000
Intangible assets, net	1,358,000	1,467,000
Other assets	48,000	218,000
Total assets	$20,860,000	$15,214,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,366,000	$1,447,000
Accrued payroll and related expenses	349,000	288,000
Deferred revenue – short-term	608,000	620,000
Interest payable – related party	2,082,000	1,869,000
Note payable – short-term	447,000	--
Other current liabilities	1,291,000	2,461,000
Total current liabilities	6,143,000	6,685,000

Convertible promissory note – related party, less debt discount of $4,065,000 ($5,195,000 at December 31, 2019)	5,935,000	3,518,000
Convertible promissory notes, less debt discount of $507,000 (plus debt premium of $46,000 at December 31, 2019)	493,000	413,000
Note payable	199,000	1,000,000
Operating lease obligations – long-term	604,000	761,000
Deferred revenue – long-term	1,596,000	1,901,000
Other noncurrent liabilities	20,000	20,000
Total liabilities	14,990,000	14,298,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--
Common stock, $0.001 par value; 350,000,000 shares authorized; 8,934,952 issued and outstanding (2,843,601 at December 31, 2019)	9,000	3,000
Additional paid in capital	259,058,000	237,313,000
Accumulated deficit	(253,283,000)	(236,932,000)
Accumulated other comprehensive loss	16,000	2,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity	5,800,000	386,000

Noncontrolling interests	70,000	530,000
Total equity	5,870,000	916,000
Total liabilities and equity	$20,860,000	$15,214,000

See accompanying notes to consolidated financial statements.

THERMOGENESIS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2020	2019

Net revenues	$9,705,000	$12,160,000
Net revenues – related party	39,000	887,000
Total net revenues	9,744,000	13,047,000
Cost of revenues	8,485,000	7,351,000
Gross profit	1,259,000	5,696,000

Expenses:
Sales and marketing	1,948,000	1,656,000
Research and development	2,477,000	2,396,000
General and administrative	5,729,000	6,377,000
Total operating expenses	10,154,000	10,429,000

Loss from operations	(8,895,000)	(4,733,000)

Other income (expense):
Fair value change of derivative instruments	--	1,000
Interest expense	(7,908,000)	(4,479,000)
Loss on extinguishment of debt	--	(840,000)
Loss on equity method investments	(13,000)	(15,000)
Other income (expenses)	5,000	(33,000)
Total other income (expense)	(7,916,000)	(5,366,000)

Net loss	$(16,811,000)	$(10,099,000)

Loss attributable to non-controlling interests	(460,000)	(602,000)
Net loss attributable to common stockholders	$(16,351,000)	$(9,497,000)

COMPREHENSIVE LOSS
Net loss	$(16,811,000)	$(10,099,000)
Other comprehensive loss:
Foreign currency translation adjustments	14,000	15,000
Comprehensive loss	(16,797,000)	(10,084,000)
Comprehensive loss attributable to non-controlling interests	(460,000)	(602,000)
Comprehensive loss attributable to common stockholders	$(16,337,000)	$(9,482,000)

Per share data:
Basic and diluted net loss per common share	$(2.60)	$(3.36)

Weighted average common shares outstanding Basic and diluted	6,277,986	2,828,606

See accompanying notes to consolidated financial statements.

THERMOGENESIS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non- Controlling Interests	Total Equity
Balance at December 31, 2018	2,168,337	$2,000	$235,888,000	$(227,435,000)	$(13,000)	$(1,711,000)	$6,731,000

Stock-based compensation	--	--	614,000	--	--	--	614,000
Exercise of pre-funded warrants	416,500	1,000	41,000	--	--	--	42,000
Exercise of warrants	18,764	--	112,000	--	--	--	112,000
Conversion of note payable to stock	240,000	--	432,000	--	--	--	432,000
Reorganization of subsidiary and related change in non-controlling interest	--	--	(2,843,000)	--	--	2,843,000	--
Discount due to beneficial conversion features	--	--	2,313,000	--	--	--	2,313,000
Issuance of common stock pre-funded warrants in financing, net of offering cost	--	--	756,000	--	--	--	756,000
Foreign currency translation	--	--	--	--	15,000	--	15,000
Net loss	--	--	--	(9,497,000)	--	(602,000)	(10,099,000)
Balance at December 31, 2019	2,843,601	$3,000	$237,313,000	$(236,932,000)	$2,000	$530,000	$916,000

Stock-based compensation expense	--	--	880,000	--	--	--	880,000
Exercise of pre-funded warrants	324,445	--	32,000	--	--	--	32,000
Exercise of warrants	275,137	--	1,651,000	--	--	--	1,651,000
Discount due to beneficial conversion features	--	--	4,981,000	--	--	--	4,981,000
Conversion of related party note payable to common stock	1,666,670	2,000	2,998,000	--	--	--	3,000,000
Conversion of note payable to common stock	204,445	--	368,000	--	--	--	368,000
Sale of common stock, net of fees	3,620,654	4,000	10,835,000	--	--	--	10,839,000
Foreign currency translation gain (loss)	--	--	--	--	14,000	--	14,000
Net loss	--	--	--	(16,351,000)	--	(460,000)	(16,811,000)
Balance at December 31, 2020	8,934,952	$9,000	$259,058,000	$(253,283,000)	$16,000	$70,000	$5,870,000

* Accumulated other comprehensive loss.

See accompanying notes to consolidated financial statements.

THERMOGENESIS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,811,000)	$(10,099,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	742,000	805,000
Stock-based compensation expense	880,000	614,000
Amortization of debt discount/premium, net	5,558,000	2,349,000
Reserve for excess and slow-moving inventories	3,308,000	92,000
Reserve for bad debt expense	(12,000)	(60,000)
Change in fair value of derivative	--	(1,000)
Loss on disposal of equipment	118,000	70,000
Loss on extinguishment of debt	--	840,000
Net change in operating assets and liabilities:
Accounts receivable	(90,000)	301,000
Inventories	(6,582,000)	610,000
Prepaid expenses and other assets	(106,000)	(525,000)
Accounts payable	(76,000)	(966,000)
Interest payable - related party	213,000	355,000
Accrued payroll and related expenses	61,000	(415,000)
Deferred revenue	(12,000)	135,000
Other current liabilities	(1,128,000)	1,143,000
Long-term deferred revenue and other noncurrent liabilities	(456,000)	1,492,000
Net cash used in operating activities	(14,393,000)	(3,260,000)
Cash flows from investing activities:
Capital expenditures	(23,000)	(182,000)
Net cash used in investing activities	(23,000)	(182,000)
Cash flows from financing activities:
Proceeds from long-term debt	4,287,000	1,800,000
Proceeds from convertible promissory note-related party	--	1,513,000
Payments on finance lease obligations	(33,000)	(24,000)
Proceeds from sale of common stock, net of expenses	10,839,000	756,000
Proceeds from exercise of warrants and pre-funded warrants	1,683,000	154,000
Proceeds from note payable	646,000	--
Net cash provided by financing activities	17,422,000	4,199,000
Effects of foreign currency rate changes on cash and cash equivalents	(2,000)	--
Net increase in cash, cash equivalents and restricted cash	3,004,000	757,000
Cash, cash equivalents and restricted cash at beginning of period	4,157,000	3,400,000
Cash, cash equivalents and restricted cash at end of period	$7,161,000	$4,157,000
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,379,000	$177,000
Supplemental non-cash financing and investing information:
Recording of beneficial conversion feature on debt	$4,981,000	$2,313,000
Right-to-use asset acquired under operating lease	$--	$966,000
Conversion of debt to common stock	$3,368,000	$432,000
Fair value of amended convertible note issued in connection with the extinguishment of original convertible note	$--	$1,473,000
Transfer of equipment to inventories	$--	$44,000
Transfer of inventories to equipment	$--	$22,000

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

Clinical Bio-Banking Applications:

●

AXP® II Automated Cell Separation System – an automated, fully closed cell separation system for isolating and retrieving stem and progenitor cells from umbilical cord blood, registered as a U.S. FDA 510(k) medical device.

●

BioArchive® Automated Cryopreservation System – an automated, robotic, liquid nitrogen controlled-rate-freezing and cryogenic storage system for cord blood samples and cell therapeutic products used in clinical applications, registered as a U.S. FDA 510(k) medical device.

Point-of-Care Applications:

●

PXP® Point-of-Care System – an automated, fully closed, sterile system allows for the rapid, automated processing of autologous peripheral blood or bone marrow aspirate derived stem cells at the point-of-care, such as surgical centers or clinics, registered as a U.S. FDA 510(k) medical device.

●

PXP-LAVARE System – an automated, fully closed system that is designed to wash, re-suspend and volume reduce cell suspensions. It allows for volume manipulation, supernatant or media exchange, and cell washing to occur without comprising cell viabilities and maximizing recoveries, registered as a U.S. FDA 510(k) medical device.

●

PXP-1000 System – an automated, fully closed system that provides fast, reproducible separation of multiple cellular components from blood with minimal red blood cell contamination, registered as a U.S. FDA 510(k) medical device.

Large Scale Cell Processing and Biomanufacturing:

●

X-Series® Products: X-Lab® for cell isolation, X-Wash® System for cell washing and reformulation, X-Mini® for high efficiency small scale cell purification, and X-BACS® System under development for large scale cell purification using our proprietary buoyancy-activated cell sorting (“BACS”) technology.

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

In the reorganization, the Company reacquired the non-controlling interest shares in ThermoGenesis Corp., in exchange for a 20% equity interest in the newly formed subsidiary, CARTXpress Bio, which amounted to approximately $1,100,000. Non-controlling interest of $2,843,000 was recorded related to the reorganization and a corresponding debit was recorded in additional paid in capital.

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

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Description of Business, Going Concern and Basis of Presentation (Continued)

Liquidity and Going Concern

The Company has a Revolving Credit Agreement (the “Credit Agreement”) with Boyalife Asset Holding II, Inc. (See Note 6). As of December 31, 2020, the Company had drawn down the full $10,000,000 that is available under the Credit Agreement. Boyalife Asset Holding II, Inc. is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors.

At December 31, 2020, the Company had cash and cash equivalents of $7,161,000 and working capital of $9,155,000. The Company has incurred recurring operating losses as of December 31, 2020. If these recurring losses continue, it could raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing of this report. The Company may require additional capital to grow the business, to fund other operating expenses and to make interest payments. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control, including, but not limited to, risks attributable to the COVID-19 pandemic. The Company may seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to us, if at all.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the conditions described herein raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may become necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of ThermoGenesis Holdings and its wholly-owned subsidiaries, ThermoGenesis Corp. and TotipotentRX Cell Therapy, Pvt. Ltd and ThermoGenesis Corp’s majority-owned subsidiary, CARTXpress Bio. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company owns 18.79% of a private company, ImmuneCyte, which is accounted for using the equity method due to the significant influence the Company has over ImmuneCyte’s operations.

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

Device Sales

Device sales include devices and consumables for BioArchive, AXP, CAR-TXpress and manual disposables. The majority of devices are sold with contract terms stating that title passes, and the customer takes control at the time of shipment. Revenue is then recognized when the devices are shipped, and the performance obligation has been satisfied. If devices are sold under contract terms that specify that the customer does not take ownership until the goods are received, revenue is recognized when the Company confirms that the customer has received and taken physical possession of the goods.

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

Cell Processing Services

Point of care procedures are recognized when the procedures are performed. Cord blood processing and storage is recognized as the performance obligations are satisfied. Processing revenue is recognized when that performance obligation is completed immediately after the baby’s birth, with storage revenue recorded as deferred revenue and recognized ratably over the contract term up to 21 years. As of December 31, 2020 and 2019, the total deferred cord blood storage revenue is $216,000 and $237,000, respectively. As of December 31, 2020, those amounts were recorded as $8,000 in current liabilities and $208,000 in non-current liabilities. The customer may pay for both services at the time of processing. The amount of the transaction price allocated to each of the performance obligations is determined by using the standalone selling price of each component, which the Company applies consistently to all such arrangements.

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.         Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

The following table summarizes the revenues by product line:

	Year Ended December 31, 2020
	Device Revenue	Service Revenue	Other Revenue	Total Revenue

AXP	$4,774,000	$160,000	$--	$4,934,000
BioArchive	855,000	1,177,000	--	2,032,000
Manual Disposables	599,000	--	--	599,000
CAR-TXpress	1,471,000	71,000	286,000	1,828,000
Other	289,000	--	62,000	351,000
Total	$7,988,000	$1,408,000	$348,000	$9,744,000

	Year Ended December 31, 2019
	Device Revenue	Service Revenue	Other Revenue	Total Revenue

AXP	$7,313,000	$209,000	$--	$7,522,000
BioArchive	1,472,000	1,438,000	--	2,910,000
Manual Disposables	977,000	--	--	977,000
CAR-TXpress	1,457,000	13,000	95,000	1,565,000
Other	--	22,000	51,000	73,000
Total	$11,219,000	$1,682,000	$146,000	$13,047,000

Except for limited exceptions in the Company’s agreement with its CAR-TXpress distributor, there was no right of return provided for distributors or customers. For distributors, the Company has no control over the movement of goods to the end customer. The Company’s distributors control the timing, terms and conditions of the transfer of goods to the end customer. Additionally, for sales of products made to distributors, the Company considers a number of factors in determining when revenue is recognized. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor’s history of adhering to the terms of its contractual arrangements with the Company, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive.

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

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.         Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet). Revenues recognized during the year ended December 31, 2020 and 2019 that were included in the beginning balance of deferred revenue were $620,000 and $1,049,000, respectively. Short term deferred revenues were $608,000 and $620,000 at December 31, 2020 and 2019, respectively. Long-term deferred revenue was $1,596,000 and $1,901,000 at December 31, 2020 and 2019, respectively.

Exclusivity Fee

On August 30, 2019, the Company entered into a Supply Agreement with Corning Incorporated (the “Supply Agreement”). The Supply Agreement has an initial term of five years with automatic two-year renewal terms, unless terminated by either party in accordance with the terms of the Supply Agreement (collectively, the “Term”). Pursuant to the Supply Agreement, the Company has granted to Corning exclusive worldwide distribution rights for substantially all X-Series® products under the CAR-TXpress™ platform (the “Products”) manufactured by its subsidiary, ThermoGenesis Corp., for the duration of the Term, subject to certain geographical and other exceptions. In addition to any amounts payable throughout the Term for the Products as consideration for the exclusive worldwide distribution rights for the Products, Corning paid a $2,000,000 exclusivity fee.

The Company performed an evaluation of the revenue recognition of the $2,000,000 fee under ASC 606. It determined that the $2,000,000 will be recognized over time, based on the term of the contract. It was determined that the most likely outcome is the agreement is extended for one additional two-year term after the initial five-year contract is complete. Consequently, the term to recognize the exclusivity fee is over seven years. The Company will allocate the upfront fee evenly to each daily performance obligation of providing exclusivity and recognize the revenue ratably over the seven-year period. As each day passes, the Company will recognize the portion of the exclusivity fee allocated to that day. The Company recorded revenue of $286,000 and $96,000 related to the exclusivity fee for the years ended December 31, 2020 and 2019, respectively.

Backlog of Remaining Customer Performance Obligations

The following table includes revenue expected to be recognized and recorded as sales in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	2021	2022	2023	2024	2025	2026 and beyond	Total
Service revenue	$1,235,000	$674,000	$412,000	$151,000	$85,000	$--	$2,557,000
Clinical revenue	13,000	13,000	13,000	14,000	13,000	150,000	216,000
Exclusivity fee	286,000	286,000	286,000	286,000	286,000	188,000	1,618,000
Total	$1,534,000	$973,000	$711,000	$451,000	$384,000	$338,000	$4,391,000

Revenues are net of normal discounts. Shipping and handling fees billed to customers are included in net revenues, while the related costs are included in cost of revenues.

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.         Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents is maintained in checking accounts with reputable financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. The Company has cash and cash equivalents of $83,000 and $10,000 at December 31, 2020 and 2019 in India. The Company has not experienced any realized losses on the Company’s deposits of cash and cash equivalents.

Foreign Currency Translation

The Company’s reporting currency is the US dollar. The functional currency of the Company’s subsidiary in India is the Indian rupee (“INR”). Assets and liabilities are translated into US dollars at period end exchange rates. Revenue and expenses are translated at average rates of exchange prevailing during the periods presented. Cash flows are also translated at average exchange rates for the period, therefore, amounts reported on the consolidated statement of cash flows do not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Equity accounts other than retained earnings are translated at the historic exchange rate on the date of investment. A translation gain of $14,000 and $15,000 was recorded at December 31, 2020 and 2019, respectively, as a component of other comprehensive income.

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

For goodwill and indefinite-lived intangible assets, the carrying amounts are periodically reviewed for impairment (at least annually) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. According to ASC 350, “Intangibles-Goodwill and Other”, the Company can opt to perform a qualitative assessment or a quantitative assessment; however, if the qualitative assessment determines that it is more likely than not (i.e., a likelihood of more than 50 percent) the fair value is less than the carrying amount; the Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

At times, the Company will purchase inventories in larger quantities to obtain volume purchase discounts. In some cases, purchases may exceed expected sales for certain products in the following year. If the Company purchases inventory which is likely to not be sold in the next year, that inventory is classified as non-current. As of December 31, 2020 and December 31, 2019, the Company had $1,221,000 and $340,000, respectively of non-current inventory.

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

The Company has three stock-based compensation plans, which are described more fully in Note 11.

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

Forfeitures – The Company recognizes forfeitures as they occur.

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

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.         Summary of Significant Accounting Policies (Continued)

Income Taxes

The tax years 2000-2019 remain open to examination by the major taxing jurisdictions to which the Company is subject; however, there is no current examination. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. There were no unrecognized tax benefits during the periods presented.

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

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.         Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (“Topic 820”): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard was adopted on January 1, 2020 and did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06 “Debt-Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective of modified retrospective basis. This ASU is effective January 1, 2022 and interim periods presented. Early adoption of the ASU is permitted by the Company effective January 1, 2021. The Company is in the process of assessing the impact of the adoption of the ASU on the Company’s financial statements.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”). The ASU introduced a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The Company is in the processing of assessing the impact of the adoption of the ASU on the Company’s financial statements.

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.         Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding plus the pre-funded warrants. For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration and have no vesting or other contingencies associated with them. As of December 31, 2020, all pre-funded warrants previously issued have been exercised and none are currently outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents noted below is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at December 31:

	2020	2019
Common stock equivalents of convertible promissory note and accrued interest	7,300,897	6,683,646
Vested Series A warrants	40,441	40,441
Unvested Series A warrants(1)	69,853	69,853
Warrants – other	1,006,190	1,281,327
Stock options	889,636	291,807
Total	9,307,017	8,367,074

____________

(1)

The unvested Series A warrants were subject to vesting based upon the amount of funds actually received by the Company in the second close of the August 2015 financing which never occurred. The warrants will remain outstanding but unvested until they expire in February 2021.

4.         Intangible Assets and Goodwill

In 2020, in accordance with ASC 350, the Company performed a qualitative analysis, which determined that it was not more likely than not that the fair value of the reporting units or significant inputs used to determine the fair value of the intangible assets was less than the carrying value of the goodwill and intangible assets recorded on the Company’s books as of December 31, 2020. As a result, no impairment was recorded and a quantitative analysis was not performed. In performing the 2019 assessment, the Company used current market capitalization, discounted future cash flows, internal forecasts and other factors as the best evidence of fair value. These assumptions represent Level 3 inputs. The intangible assets and goodwill recorded on the Company’s Balance Sheet at December 31, 2020 relate to the Company’s asset acquisition of SynGen, Inc. in 2017.

	Intangible Assets	Goodwill

Balance at December 31, 2018, net	$1,591,000	$781,000

Amortization and foreign exchange	(124,000)	--

Balance at December 31, 2019, net	$1,467,000	$781,000

Amortization and foreign exchange	(109,000)	--

Balance at December 31, 2020, net	$1,358,000	$781,000

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.         Intangible Assets and Goodwill (Continued)

Intangible assets consist of the following based on the Company’s determination of the fair value of identifiable assets acquired:

	As of December 31, 2020
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Trade names	3	$52,000	$52,000	$--	$--
Developed technology	10	318,000	111,000	--	207,000
Licenses	7	432,000	424,000	--	8,000
Device registration	7	66,000	66,000	--	--
Customer relationships	3	442,000	442,000	--	--
Amortizable intangible assets		1,310,000	1,095,000	--	215,000
In process technology		1,143,000	--	--	1,143,000
Total		$2,453,000	$1,095,000	$--	$1,358,000

	As of December 31, 2019
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Trade names	3	$53,000	$45,000	$--	$8,000
Developed technology	10	318,000	79,000	--	239,000
Licenses	7	437,000	367,000	--	70,000
Device registration	7	66,000	66,000	--	--
Customer relationships	3	443,000	436,000	--	7,000
Amortizable intangible assets		1,317,000	993,000	--	324,000
In process technology		1,143,000	--	--	1,143,000
Total		$2,460,000	$993,000	$--	$1,467,000

The change in the gross carrying amount is due to foreign currency exchange fluctuations. Amortization of intangible assets was $109,000 for the year ended December 31, 2020 and $124,000 for the year ended December 31, 2019. In process technology has not yet been introduced to the market place and is therefore not yet subject to amortization. The Company’s estimated future amortization expense for amortizable intangible assets in subsequent years, are as follows:

Year Ended December 31,
2021	$40,000
2022	32,000
2023	32,000
2024	32,000
2025	32,000
Thereafter	47,000
Total	$215,000

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.         Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements consisted of the following:

	Year Ended December 31,
	2020	2019	Estimated Useful Life (Years)
Machinery and equipment	$6,004,000	$6,107,000	2.5	-	10
Computer and software	631,000	631,000	2	-	5
Office equipment	256,000	256,000	5	-	10
Leasehold improvements	932,000	932,000	Shorter of 5 years or remaining lease term
Total equipment	7,823,000	7,926,000
Less accumulated depreciation	(6,399,000)	(5,898,000)
Total equipment and leasehold improvements, net	$1,424,000	$2,028,000

Depreciation expense for the years ended December 31, 2020 and 2019 were $516,000 and $574,000, respectively.

6.         Related Party Transactions

HealthBanks Biotech (USA) Inc.

On November 26, 2019 the Company entered into a joint venture agreement with HealthBanks Biotech (USA) Inc. (the “JV Agreement”) to form a new company called ImmuneCyte, Inc. (“ImmuneCyte”) to commercialize the Company’s proprietary cell processing platform, CAR-TXpress™, for use in immune cell banking as well as for cell-based contract development and manufacturing services (CMO/CDMO). Under the terms of the JV Agreement, ImmuneCyte was initially owned 80% by HealthBanks Biotech and 20% by the Company. The Company currently owns 18.79% of the equity of ImmuneCyte. ImmuneCyte will be among the first immune cell banks in the U.S. and offer customers the ability to preserve younger, healthier and uncontaminated immune cells for future potential use in dendritic and chimeric antigen receptor (“CAR-T”) cell therapies in a GMP compliant processing environment. The Company’s principal contribution to ImmuneCyte was a supply agreement under which ImmuneCyte will have the exclusive right to purchase the Company’s proprietary cell processing equipment in the immune cell banking business and a non-exclusive right to purchase it for other cell-based contract development and manufacturing (“CMO/CDMO”) services at a price equal to 115% of the Company’s cost. The Company also contributed to ImmuneCyte intellectual property and trademarks relating to the Company’s clinical development assets, which were fully impaired by the Company in 2018 and had no book value. HealthBanks contributed to ImmuneCyte a paid-up, royalty free license to use its proprietary business management system, customer relationship management software, and laboratory information statement, and has made available a $1,000,000 unsecured, non-convertible line of credit to ImmuneCyte to provide initial operating capital. Healthbanks is a subsidiary of Boyalife Group, Inc. (USA), the owner of Boyalife Asset Holding II, Inc., which is the largest stockholder of the Company, and is owned by Dr. Xiaochun (Chris) Xu, the Company’s Chief Executive Officer and Chairman of our Board of Directors.

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.         Related Party Transactions (Continued)

HealthBanks Biotech (USA) Inc. (Continued)

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

The Company initially determined that ImmuneCyte would be considered a variable interest entity, as a result of the significant influence the Company has over operations and its lack of sufficient equity at inception. After the additional investment of $3,700,000, ImmuneCyte’s equity at risk was considered sufficient and the Company determined it would no longer be classified as a variable interest entity. The Company’s investment in ImmuneCyte will be accounted for under the equity method based on management’s conclusion that the Company can exercise significant influence over ImmuneCyte via its equity interest and the related supply agreement. The Company recorded the investment initially at the value of the nonfinancial assets contributed of $28,000, which consisted of the book value of certain assets contributed at the time of formation.

The Company entered into a supply agreement with ImmuneCyte with an effective date of April 22, 2020. The supply agreement, which related to the supply of COVID-19 antibody detection kits, has a term of one year from the effective date, thirty (30) day renewal terms and contains the Company’s standard supply contract provisions. The Company paid ImmuneCyte approximately $3,600,000 for kits during the year ended December 31, 2020. In August 2020, due to concerns over the consistency of performance of these kits, the Company voluntarily withdrew its application for an Emergency Use Authorization (“EUA”) with respect to the detection kits. After the EUA application was withdrawn, ImmuneCyte agreed to refund their mark-up on the purchased kits. That refund of approximately $800,000 was received in the quarter ended September 30, 2020. Additionally, ImmuneCyte and the Company agreed to work together to attempt to secure a refund from the original manufacturer for the remaining amount the Company paid for kits. If a refund is obtained, it will be recognized when received. For the year ended December 31, 2020, the Company recorded a loss to cost of goods sold for the remaining carrying amount of the testing kits in inventory of approximately $2,800,000. The Company then entered into a supply agreement in August 2020 with BioHit Healthcare (Hefei) Co., Ltd. for COVID-19 antibody detection test kits to be marketed under the ThermoGenesis brand.

For the year ended December 31, 2020 and December 31, 2019, the Company recorded a loss of $13,000 and $15,000, respectively on its equity investment in ImmuneCyte. At December 31, 2020, the value of the Company’s investment in ImmuneCyte on its Balance Sheet is $0. For the year ended December 31, 2020, ImmuneCyte had net loss of $2,142,000. Its current assets were $1,505,000 and current liabilities were $410,000.

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.         Related Party Transactions (Continued)

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Investment Fund II, Inc., which later merged into Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of Boyalife Group Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement and its subsequent amendments, grants to the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). In February 2020, the Company and the Lender completed a series of transactions in which the Company completed a draw down for $1,869,000 and the Lender converted a total of $3,000,000 of the outstanding balance of the convertible note into an aggregate of 1,666,670 shares of our common stock in two conversions. As a result of the conversions, the Company recorded a $2,486,000 charge to interest expense for the unamortized portion of the beneficial conversion feature related to the unamortized portion of the beneficial conversion feature of outstanding principal balance that was converted. On April 28, 2020, the Company borrowed an additional $2,418,000 under the Loan. Immediately after that draw down, the outstanding principal balance under the Loan was $10,000,000. The Company has drawn down a total of $10,000,000 and $8,713,000 as of December 31, 2020 and 2019, respectively.

The Credit Agreement and the Convertible Promissory Note issued thereunder (the “Note”) provide that the principal and all accrued and unpaid interest under the Loan will be due and payable on the Maturity Date, with payments of interest-only due on the last day of each calendar year. The Loan bears interest at 22% per annum, simple interest. The Company has five business days after the Lender demands payment to pay the interest due before the Loan is considered in default. At the request of the Lender, subsequent to December 31, 2020, the Company paid the interest in the amount of $2,082,000, which was due as of December 31, 2020. The Note can be prepaid in whole or in part by the Company at any time without penalty.

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

The Credit Agreement and Note were amended in April 2018. The amendment granted the Lender the right to convert, at any time, outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $16.10 per share and if the Company issues shares of common stock at a lower price per share, the conversion price of the Note is lowered to the reduced amount. The Company completed two transactions in 2018, lowering the conversion price to $1.80.

It was concluded that the conversion option of the draw down in February 2020 of $1,869,000 contained a beneficial conversion feature and the Company recorded a debt discount for the full amount in the quarter ended March 31, 2020. It was also concluded that the conversion option of the draw down in April 2020 of $2,418,000 contained a beneficial conversion feature and the Company recorded a debt discount for the full amount in the quarter ended June 30, 2020. Such discount represented the fair value of the incremental shares up to the proceeds received from the convertible notes. The Company amortized $2,931,000 and $2,344,000 of such debt discount to interest expense for the years ended December 31, 2020 and 2019, respectively. In addition to the amortization, the Company also recorded interest expense of $2,082,000 and $1,869,000 for the years ended December 31, 2020 and 2019, respectively. The interest payable balance as of December 31, 2020 and 2019 was 2,082,000 and $1,869,000, respectively.

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.         Related Party Transactions (Continued)

Distributor Agreement

On August 21, 2017, ThermoGenesis Corp. entered into an International Distributor Agreement with Boyalife W.S.N. Under the terms of the agreement, Boyalife W.S.N. was granted the exclusive right, subject to existing distributors and customers (if any), to develop, sell to, and service a customer base for the ThermoGenesis Corp’s AXP AutoXpress System and BioArchive System in the People’s Republic of China (excluding Hong Kong and Taiwan), Singapore, Indonesia, and the Philippines (the “Territories”). Boyalife W.S.N. is related to our Chief Executive Officer and Chairman of our Board of Directors, and an affiliate of Boyalife (Hong Kong) Limited. Boyalife W.S.N,’s rights under the agreement include the exclusive right to distribute AXP Disposable Blood Processing Sets and use rights to the AXP AutoXpress System, BioArchive System and other accessories used for the processing of stem cells from cord blood in the Territories. Boyalife W.S.N. is also appointed as the exclusive service provider to provide repairs and preventative maintenance to ThermoGenesis Corp. products in the Territories. The International Distribution Agreement expired on August 20, 2020.

During the year ended December 31, 2020, the Company recorded $14,000 of revenues from Boyalife W.S.N. and its affiliates and had an accounts receivable balance of $10,000 at December 31, 2020. For the year ended December 31, 2019, the Company recorded $794,000 of revenues from Boyalife and had an accounts receivable balance of $20,000 at December 31, 2019.

7.         Convertible Promissory Notes

January 2019 Note

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

7.         Convertible Promissory Notes (Continued)

January 2019 Note (Continued)

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

__________________

(1)

For the exercise price, the model inputs also accounted for the fair value protection under the Amended Note, which allows for the holder to convert at the lower of $1.80 share or 90% of the listed price of the stock on the day of conversion, whichever is lower (subject to a floor of $0.50).

During the year ended December 31, 2020, the holder converted the remainder of the face value of the note into shares of common stock. For the year ended December 31, 2020, $368,000 was converted into 204,445 shares of common stock. Additionally, the unamortized premium for the portion of the note that was converted of $46,000 was recorded to interest income during the year ended December 31, 2020.

During the year ended December 31, 2019, the holder converted a portion of the face value of the note into shares of common stock. In total, $432,000 was converted into 240,000 shares of common stock. Additionally, the unamortized premium for the portion of the note that was converted of $60,000 was recorded to interest income during the year ended December 31, 2019.

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.         Convertible Promissory Notes (Continued)

July 2019 Note (Continued)

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

8.         Payment Protection Program

On April 21, 2020, the Company entered into a promissory note and received a Paycheck Protection Program loan (the “PPP Loan”) from the Small Business Association (“SBA”) through Comerica Bank (“Comerica”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company received net proceeds of $646,000 from the PPP Loan. The term of the PPP Loan is two years with an interest rate of 1.00% per annum, which shall be deferred for the first six months of the term of the loan or after an application is filed for loan forgiveness, whichever is later. Each monthly payment shall be in the amount which would fully amortize the principal balance outstanding under the PPP Loan. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note of the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of the amount outstanding under the PPP Loan. In late December 2020, the Company applied with the SBA for forgiveness of the PPP Loan. The SBA has 90 days to review the application prior to issuing its conclusion. The Company has recorded the PPP Loan as debt as of December 2020, with a current portion of $447,000, in note payable – short-term in the consolidated balance sheets, and a noncurrent portion of $199,000. If the SBA approves the forgiveness application, the full amount will be recorded as other income at that time.

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.         Commitments and Contingencies

Financial Covenants

On July 13, 2020, the Company, entered into a Manufacturing and Supply Amending Agreement #2 with CBR Systems, Inc. (“CBR”) with an effective date of July 13, 2020 (the “Amendment”). The Amendment amends the Manufacturing and Supply Agreement entered into on May 15, 2017 and Amendment #1 dated March 16, 2020 by the Company and CBR. The Amendment, among other things, revised the amount of certain products to be purchased, pricing of those products and removal of the safety stock requirement. In addition, the Amendment updated the financial requirement to exclude convertible debt from the definition of short-term debt under events or conditions that constitute a default. The Amendment states that the Company’s cash balance and short-term investments net of non-convertible debt and borrowed funds that are payable within one year must be greater than $1,000,000 at any month end. The Company was in compliance with this agreement as of December 31, 2020.

Potential Severance Payments

We have entered into an employment agreement with the Company Chief Executive Officer under which payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon a change in control of our Company, or by the employee for good reason.

Contingencies and Restricted Cash

In fiscal 2016, the Company signed an engagement letter with a strategic consulting firm (“Mavericks”). Included in the engagement letter was a success fee due upon the successful conclusion of certain transactions. On May 4, 2017, a lawsuit was filed in California Superior Court against the Company and its Chief Executive Officer by the consulting firm, which argued that it was owed a transaction fee of $1,000,000 under the terms of the engagement letter due to the conversion of the Boyalife debentures in August 2016. In October 2017, to streamline the case by providing for the dismissal of claims against the Company’s Chief Executive Officer based on alter ego theories and without acknowledging any liability, the Company deposited $1,000,000 with the Court, which was recorded as restricted cash. The trial completed in February 2020 with an adverse jury verdict in favor of Mavericks in the total amount of $1,000,000. As a result, the Company recorded in other current liabilities a $1,400,000 loss in general and administrative expenses for the year ended December 31, 2019. The loss included the $1,000,000 transaction fee and an estimated $400,000 in interest due. The $1,000,000 deposited with the court was used to settle the transaction fee. After that jury verdict, Mavericks and the Company reached agreement for the interest start date and the total amount of Mavericks’ trial-related expenses that must be reimbursed by the Company as result of the verdict. On May 1, 2020 the parties agreed that the Company would pay Mavericks $480,000, representing $369,000 for interest and $111,000 for trial-related expenses. Additionally, the Company agreed not to contest the jury verdict and allowed the Court to release the $1,000,000 cash bond deposited by the Company early in the litigation to Mavericks, effectively ending the case.

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of December 31, 2020, except as disclosed, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.         Commitments and Contingencies (Continued)

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date, which is three years for most products. The Company periodically assesses the adequacy of the warranty reserves and adjusts as necessary.

The warranty liability is included in other current liabilities in the consolidated balance sheets. Changes in the Company’s warranty reserve, which is included in other current liabilities in the accompanying consolidated balance sheet is as follows:

	Year Ended December 31,
	2020	2019
Beginning balance	$277,000	$186,000
Warranties originated during the year	71,000	254,000
Claims settled made during the year	(212,000)	(154,000)
Changes in reserve estimate	18,000	(9,000)
Ending balance	$154,000	$277,000

10. Leases

Operating Leases

The Company leases its Rancho Cordova, California corporate headquarters. The lease expires in May 2024. The Company analyzed the lease at inception and determined it to be an Operating (Type B) Lease as defined by ASC 842. As such, the Company has recorded a right-to-use asset and lease liability on its Balance Sheet at December 31, 2020.

The operating lease assets and liabilities were recognized at the lease commencement date. The operating lease liabilities represent the present value of remaining minimum lease payments. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we use the Company’s cost of capital based on existing debt instruments. Our material leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term.

The following summarizes the Company’s operating leases:

	Year Ended December 31,
	2020	2019
Right-of-use operating lease assets, net	$730,000	$859,000
Current lease liability	157,000	118,000
Non-current lease liability	604,000	761,000

Weighted average remaining lease term	3.4	4.4
Discount rate	22%	22%

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.         Leases (Continued)

Maturities of lease liabilities by calendar year for our operating leases are as follows:

2021	310,000
2022	319,000
2023	328,000
2024	139,000
2025	--
Thereafter	--
Total lease payment	$1,096,000
Less: imputed interest	(335,000)
Present value of operating lease liabilities	$761,000

Statement of Cash Flows

In January 2019, the Company signed an amendment to its lease for office space at its corporate headquarters in Rancho Cordova, CA. The amendment was accounted for as a modification and resulted in a right-of-use asset of $966,000 being recognized as a non-cash addition on the date of the amendment. Cash paid for amounts included in the measurement of operating lease liabilities in cash flows from operating activities were $301,000 and $291,000 for the years ended December 31, 2020 and 2019, respectively.

Operating Lease Costs

Operating lease costs were $450,000 during the year ended December 31, 2020, which included $182,000 for interest expense, $129,000 in amortization expense, $111,000 in variable lease costs and $28,000 for short-term lease costs. Operating lease costs were $410,000 during the year ended December 31, 2019, which included $204,000 for interest expense, $108,000 in amortization expense, $72,000 in variable lease costs and $26,000 for short-term lease costs. These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable lease costs and short-term leases with terms greater than 30 days.

Finance Leases

Finance leases are included in equipment and other current and non-current liabilities in the accompanying consolidated balance sheet. The amortization and interest expense are included in general and administrative expense and interest expense, respectively in the accompanying statements of operations. As of December 31, 2020 and 2019, these leases were immaterial.

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.         Stockholders’ Equity

Common Stock

On March 25, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three institutional and accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, in a registered direct offering (the “RDO”), an aggregate of 1,000,002 shares of the Company’s common stock at an offering price of $3.50 per share, for gross proceeds of approximately $3,500,000 before the deduction of $393,000 in placement agent fees and offering expenses. The Purchase Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature.

On December 13, 2019, the Company entered into an At The Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”) (the “ATM Agreement”), pursuant to which the Company may offer and sell, from time to time through H.C. Wainwright, shares of the Company’s common stock, having an aggregate offering price of up to $4,400,000 and on May 19, 2020 the ATM Agreement was amended to increase the aggregate value of up to $15,280,313 (the “HCW Shares”). As of December 31, 2020, the Company sold a total of 2,620,652 shares of the Company’s common stock for aggregate gross proceeds of $8,224,000 at an average selling price of $3.14 per share, resulting in net proceeds of approximately $7,731,000 after deducting legal expenses, audit fees, commissions and other transaction costs of approximately $493,000.

On April 18, 2019, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company agreed to issue and sell to such investor (the “April Offering”) 444,445 pre-funded warrants to purchase shares of common stock for a purchase price of $1.70 per pre-funded warrant. Each pre-funded warrant is immediately exercisable for one share of common stock at an exercise price of $0.10 per share and will remain exercisable until exercised in full. The gross proceeds to the Company, excluding the proceeds, if any, from the exercise of the pre-funded warrants, was approximately $756,000. The April Offering closed on April 26, 2019 and the pre-funded warrants were accounted for as equity by the Company. Subject to certain exceptions, in the event the Company sells or issues any shares of common stock or common stock equivalents at a lower price during the period beginning on the closing date of the April Offering and ending on the date that is three-hundred and sixty-five (365) days following such date, the Company is required to issue to the investor a number of shares of common stock (or additional pre-funded warrants to purchase shares of common stock) equal to the number of shares the investor would have received had the purchase price for such shares been at such lower purchase price. As of December 31, 2020, all pre-funded warrants issued in the April Offering had been exercised.

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.         Stockholders’ Equity (Continued)

Warrants

A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contract Term
Balance at January 1, 2019	1,726,522	$29.88	2.20
Warrants granted	444,445	$0.10
Warrants exercised	(435,264)	$0.35
Warrants expired/canceled	(19,637)
Outstanding at December 31, 2019	1,716,066	$25.23	1.57
Exercisable at December 31, 2019	1,646,214	$22.91	1.63

Balance at January 1, 2020	1,716,066	$25.23	1.57
Warrants granted	--	$--
Warrants exercised	(599,582)	$2.81
Warrants expired/canceled	--
Outstanding at December 31, 2020	1,116,484	$37.27	0.49
Exercisable at December 31, 2020	1,046,631	$34.42	0.54

Equity Plans and Agreements

The Amended 2016 Equity Incentive Plan (the “Amended 2016 Plan”) was approved by the stockholders in May 2017, under which up to 600,000 shares may be issued pursuant to grants of shares, options, or other forms of incentive compensation. On June 22, 2018, the stockholders approved an amendment to the Amended 2016 Plan to increase the number of shares that may be issued to 1,325,000 shares. On May 30, 2019, the shareholders approved an amendment to the Amended 2016 Plan to increase the number of shares that may be issued from 1,325,000 shares to 3,925,000 shares. As of December 31, 2020, 386,436 awards were available for issuance under the Amended 2016 Plan.

The 2012 Independent Director Plan (the “2012 Plan”) permits the grant of stock or options to independent directors. A total of 2,500 shares were approved by the stockholders for issuance under the 2012 Plan. Options are granted at prices that are equal to 100% of the fair market value on the date of grant and expire over a term not to exceed ten years. Options generally vest in monthly increments over one year, unless otherwise determined by our Board of Directors. As of December 31, 2020, there were 234 shares available for issuance.

On December 29, 2017, the Board of Directors of ThermoGenesis Corp. adopted the ThermoGenesis Corp. 2017 Equity Incentive Plan (the “ThermoGenesis Plan”) and on the same day granted options to purchase an aggregate of 280,000 shares of ThermoGenesis Corp. common stock to employees, directors, consultants, and advisors of ThermoGenesis Corp. The ThermoGenesis Plan was unanimously approved by the ThermoGenesis stockholders (including the Company) on December 29, 2017. The ThermoGenesis Plan authorizes the issuance of up to 1,000,000 shares of ThermoGenesis common stock. There are 20,000 shares available for issuance as of December 31, 2020.

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.         Stockholders’ Equity (Continued)

Equity Plans and Agreements (Continued)

On June 4, 2020, the Chief Executive Officer, Chief Financial Officer and other employees were granted 565,500 options to purchase shares of the Company’s common stock at an exercise price of $5.94 per share. The options vest in four equal installments on the date of grant and the first four anniversaries of the grant date. The grants are subject to approval of the 2016 Plan Amendment by the Company’s stockholders at the Company’s 2021 Annual Meeting of Stockholders.

Stock Based Compensation

The Company recorded stock-based compensation of $880,000 for the year ended December 31, 2020 and $614,000 for the year ended December 31, 2019, as comprised of the following:

	Year Ended December 31,
	2020	2019
Cost of revenues	$9,000	$3,000
Sales and marketing	176,000	185,000
Research and development	114,000	98,000
General and administrative	581,000	328,000
	$880,000	$614,000

Stock Options

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2020	291,807	$13.96	8.3	$280,000

Granted	615,500	$5.92
Forfeited/cancelled	(17,671)	$5.63		$1,840
Outstanding at December 31, 2020	889,636	$8.57	8.7	$--
Vested and Expected to Vest at December 31, 2020	598,092	$9.72	8.5	$--
Exercisable at December 31, 2020	230,836	$15.21	7.5	$--

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.         Stockholders’ Equity (Continued)

Stock Options (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.

Non-vested stock option activity for the year ended December 31, 2020, is as follows:

	Non-vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	144,683	$6.38
Granted	615,500	$5.05
Vested	(88,683)	$5.72
Cancelled/forfeited	(12,700)	$4.82
Outstanding at December 31, 2020	658,800	$5.25

The fair value of the Company’s stock options granted for the years ended December 31, 2020 and December 31, 2019 was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019
Expected life (years)	6	5
Expected volatility	116%	103%
Risk-free interest rate	0.54%	1.68%
Dividend yield	0%	0%

The weighted average grant date fair value of options granted during the years ended December 31, 2020 and 2019 was $5.05 and $3.30 respectively.

At December 31, 2020, the total compensation cost related to options granted under the Company’s stock option plans but not yet recognized was $2,148,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately three years and will be adjusted for subsequent forfeitures.

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.         Concentrations

One customer had an accounts receivable balance of $531,000 or 38% and $337,000 or 27% at December 31, 2020 and 2019, respectively. Revenues from that customer totaled $2,646,000 or 27% and $3,575,000 or 27% for the years ended December 31, 2020 and 2019, respectively. One distributor had an accounts receivable balance of $337,000 or 24% and $0 at December 31, 2020 and 2019, respectively. Revenues from same distributor totaled $1,293,000 or 13% and $0 for the years ended December 31, 2020 and 2019, respectively. A second distributor had an accounts receivable balance of $139,000 or 10% and $93,000 or 7% at December 31, 2020 and 2019, respectively. Revenues from the same distributor totaled $283,000 or 3% and 373,000 or 3% for the years ended December 31, 2020 and 2019, respectively.

One supplier accounted for 40% and 57% of total inventory purchases during the years ended December 31, 2020 and 2019, respectively.

The Company has a contract manufacturer in Costa Rica that produces certain disposables. The Company’s equipment and leasehold improvements, net of accumulated depreciation, is summarized below by geographic area:

	Year Ended December 31,
	2020	2019
United States	$810,000	$1,108,000
Costa Rica	390,000	582,000
India	169,000	225,000
All other countries	55,000	113,000
Total equipment, net	$1,424,000	$2,028,000

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.         Income Taxes

Loss before income tax benefits was comprised of $16,728,000 from US and $83,000 from foreign jurisdictions for the year ended December 31, 2020 and $9,949,000 from US and $150,000 from foreign jurisdictions for the year ended December 31, 2019.

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate to income tax benefit is as follows for the:

	Year Ended December 31,
	2020	2019
Statutory federal income tax benefit	$(3,530,000)	$(2,118,000)
Intangible assets	69,000	673,000
Change in valuation allowance	197,000	(681,000)
Expiration of net operating losses	1,558,000	1,187,000
Disallowed financing costs	1,619,000	1,119,000
State and local taxes	(18,000)	(205,000)
Other	105,000	25,000
Total income tax expense	$--	$--

At December 31, 2020, we had federal net operating loss carryforwards of approximately $126,582,000 to offset future federal taxable income, with $106,226,000 available through 2037 and $20,356,000 available indefinitely. We also had state net operating loss carryforwards of approximately $41,511,000 that may offset future state taxable income through 2040. We also had foreign net operating loss carryforwards of approximately $796,000 that may offset future foreign taxable income through 2027.

At December 31, 2020, the Company has research and experimentation credit carryforwards of $1,601,000 for federal tax purposes that expire in various years between 2021 and 2040, and $1,583,000 for state income tax purposes that do not have an expiration date, and some of which expire in 2031 and 2032.

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.         Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$27,312,000	$26,758,000
Income tax credit carryforwards	2,852,000	2,757,000
Stock compensation	369,000	384,000
Lease obligation	160,000	185,000
Deferred revenue	340,000	419,000
Other	528,000	943,000
Total deferred tax assets	31,561,000	31,446,000

Deferred tax liabilities
Depreciation and amortization	(352,000)	(408,000)
Lease asset	(153,000)	(180,000)
Total deferred tax liabilities	(505,000)	(588,000)
Valuation allowance	(31,056,000)	(30,858,000)
Net deferred taxes	$--	$--

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

The valuation allowance increased by $197,000 and decreased by $681,000 during the years ended December 31, 2020 and 2019, respectively.

The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. At December 31, 2020, the Company did not have any undistributed earnings of our foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for. The Company does not anticipate any impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) and as such, the Company has not recorded any impact associated with either GILTI or BEAT.

In August 2016, the conversion of the Boyalife debentures effected an “ownership change” as defined under the provisions of the Tax Reform Act of 1986. As a result, any net operating loss and credit carryovers existing at that date will be subject to an annual limitation regarding their utilization against taxable income in future periods. Additionally, before the conversion of the debentures, it is possible that “ownership changes” occurred, which could create additional limitations on the use of our net operating losses and credit carryovers. Additionally, ownership changes may have occurred in the periods after 2016 which could limit our utilization of losses and credits generated in the years 2016 – 2020.

THERMOGENESIS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.         Income Taxes (Continued)

On March 27, 2020, the Coronavirus, Aid, Relief and Economic Stimulus Act (CARES Act) was enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. As of December 31, 2020, the Company has taken advantage of the PPP loan provided by the CARES Act. Whether or not the Company takes advantage of the credit and other applicable provisions of the CARES Act will not change the amount of income tax paid on the 2020 income tax returns, nor will they impact the GAAP tax expense/benefit expected to be recorded in 2020.

On June 29, 2020, California’s Governor Newsom signed AB85 suspending California net operating loss (“NOL”) utilization and imposing a cap on the amount of business incentives tax credits (R&D credit) for tax years 2020-2022. Given an expected tax loss for 2020, the suspension will not have an impact on the company’s NOL or credits in California.

14.         Employee Retirement Plan

In January 2020, the Company elected to start making safe harbor matching contributions to all eligible employees under an Employee Retirement Plan, in accordance with Section 401(k) of the Internal Revenue Code. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. Under this Plan, the Company may match a portion of the employees’ contributions. The Company contributed $147,000 and $0 to the plan for the years ended December 31, 2020 and 2019, respectively.

15. Subsequent Events

The Company has evaluated events subsequent to the balance sheet date for inclusion in the accompanying consolidated financial statements through the date of issuance and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.

Subsequent to December 31, 2020, the Company sold a total of 2,976,832 shares of common stock under the H.C. Wainwright ATM Agreement for aggregate gross proceeds of $7,056,000 at an average selling price of $2.37 per share, resulting in net proceeds of approximately $6,832,000 after deducting commissions and other transaction costs of approximately $224,000. The Company has now completed the sale of all available amounts under the ATM Agreement.

In March 2021, ImmuneCyte entered into acquisition agreements with Boyalife Group to acquire the entire Boyalife Group’s Cellular Therapy Division, in a stock transaction. Following the acquisition, the Company’s investment in ImmuneCyte decreased from 18.79% to approximately 8.8%.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our last fiscal quarter pursuant to Exchange Act Rule 13a-15. The term “disclosure controls and procedures” means controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020 based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2021 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 11.         EXECUTIVE COMPENSATION.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2021 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2021 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2021 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2021 annual meeting of stockholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2020.

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
1.1

Amendment No.1 to At the Market Offering Agreement dated May 19, 2020, by and between ThermoGenesis Holdings, Inc. and H.C. Wainwright & Co., LLC, incorporated by reference to Exhibit 1.1 to Form 8-K filed May 20, 2020.

3.1	Amended and Restated Certificate of Incorporation of ThermoGenesis Holdings, Inc. dated as of July 5, 2020, incorporated by reference to Exhibit 3.1 to Form 8-K filed June 6, 2020.
3.2	Amended and Restated Bylaws of ThermoGenesis Holdings, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on October 30, 2019.
4.1	Form of Series A Warrant, incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on September 1, 2015.
4.2	Form of Series A Warrant Amendment, incorporated by reference to Exhibit 10.7 to Form 8-K filed with the SEC on February 3, 2016.
4.3	Form of Warrant, incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on February 3, 2016.
4.4	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 28, 2018.
4.5	Form of Common Warrant, incorporated by reference to Exhibit 10.37 of amended Registration Statement on Form S-1 filed with the SEC on May 14, 2018.
4.6	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 10.38 of amended Registration Statement on Form S-1 filed with the SEC on May 14, 2018.
4.7	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on August 29, 2018.
4.8	Form of Pre-Funded Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on April 25, 2019.
4.9	Form of Convertible Promissory Note, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on January 31, 2019.
4.10

Investors’ Rights Agreement, dated January 1, 2019, among CARTXpress Bio, Inc., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P., incorporated by referenced to Exhibit 10.3 to Form 8-K filed with the SEC on January 4, 2019.

4.11	Form of Convertible Promissory Note, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on July 29, 2019.
4.12

Form of Convertible Promissory Note, dated as of July 23, 2019, between ThermoGenesis Holdings, Inc. and Orbrex USA Co., incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on July 29, 2019.

4.13

Form of Indenture, dated December 13, 2019, between ThermoGenesis Holdings, Inc. and the Purchaser identified on the signature page thereto, incorporated by reference to Exhibit 4.5 to the Form S-3 filed with the SEC on December 13, 2019.

4.14

Form of Pre-Funded Warrant, dated as of April 26, 2019, between ThermoGenesis Holdings, Inc. and Yuan Lan Fang, incorporated by reference to Exhibit 4.1 to Form 8-K/A filed with the SEC on September 24, 2019.

4.15	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended, incorporated by reference to Exhibit 4.8 to Form 10-K filed with the SEC on March 24, 2020.
10.1	Form of Stock Option Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 3, 2020.
10.2

Manufacturing and Supply Amending Agreement #1, effective as of March 16, 2020, between ThermoGenesis Corp. and CBR Systems, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 20, 2020.

10.3

Form of Securities Purchase Agreement, dated as of March 25, 2020, between ThermoGenesis Holdings, Inc. and the Purchasers identified on the signature pages thereto., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 27, 2020.

10.4

Engagement Agreement, dated as of March 24, 2020, between ThermoGenesis Holdings, Inc. and H.C. Wainwright & Co., LLC., incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 27, 2020.

10.5

Payment Protection Program Loan and Promissory note between ThermoGenesis Holdings, Inc. and Comerica Bank dated April 21, 2020, incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on August 14, 2020.

10.6†	Supply Agreement dated as of April 22, 2020, between ThermoGenesis Corp. and ImmuneCyte Life Sciences Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed April 28, 2020.
10.7	Fourth Amendment to the ThermoGenesis Holdings, Inc. 2016 Equity Incentive Plan, Effective June 4, 2020, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 9, 2020.
10.8	Form of Stock Option Agreement dated as of June 4, 2020, incorporated by reference to Exhibit 10.2 to Form 8-K filed June 9, 2020.
10.9†

Manufacturing and Supply Amending Agreement #2, between ThermoGenesis Holdings, Inc. and CBR Systems dated as of July 13, 2020, incorporated by reference to Exhibit 10.1 to Form 8-K filed July 17, 2020.

10.10†	Supply Agreement between BioHit Healthcare (Hefei) Co., Ltd. and ThermoGenesis Holdings, Inc. dated August 11, 2020, incorporated by reference to Exhibit 10.6 to Form 10-Q filed August 14, 2020.
10.11

Reorganization and Share Exchange Agreement, dated January 1, 2019, among ThermoGenesis Corp., ThermoGenesis Holdings, Inc., CARTXpress Bio, Inc., Bay City Capital Fund V. L.P. and Bay City Capital Fund V. Co-Investment Fund, L.P., incorporated by referenced to Exhibit 10.1 to Form 8-K filed with the SEC on January 4, 2019.

10.12

Voting Agreement, dated January 1, 2019, among CARTXpress Bio, Inc., ThermoGenesis Corp., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P., incorporated by referenced to Exhibit 10.2 to Form 8-K filed with the SEC on January 4, 2019.

10.13

Right of First Refusal and Co-Sale Agreement, dated January 1, 2019, among CARTXpress Bio, Inc., ThermoGenesis Corp., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P., incorporated by referenced to Exhibit 10.4 to Form 8-K filed with the SEC on January 4, 2019.

10.14

Investors’ Rights Agreement, dated January 1, 2019, between CARTXpress Bio, Inc., Bay City Capital Fund V, L.P. and Bay City Capital Fund V Co-Investment Fund, L.P., incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on January 4, 2019.

10.15	Amended and Restated Certificate of Incorporation of CARTXpress Bio, Inc., incorporated by reference to Exhibit 10.5 to Form 8-K filed with the SEC on January 4, 2019.
10.16

Securities Purchase Agreement, dated January 29, 2019, between ThermoGenesis Holdings, Inc. and the Purchaser identified on the signature pages thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 31, 2019.

10.17

Securities Purchase Agreement, dated April 18, 2019, between ThermoGenesis Holdings, Inc. and the Purchaser identified on the signature pages thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 25, 2019.

10.18

Amendment No. 1 dated July 23, 2019, to the Convertible Note, dated July 29, 2019, between ThermoGenesis Holdings, Inc. and Orbrex USA Co. Limited, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 29, 2019.

10.19

Securities Purchase Agreement, dated July 23, 2019, between ThermoGenesis Holdings, Inc. and the Purchaser identified on the signature page thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 29, 2019.

10.20

Securities Purchase Agreement dated as of July 23, 2019, between ThermoGenesis Holdings, Inc, and the Purchaser identified on the signature pages thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 29, 2019.

10.21

Supply Agreement, dated as of August 30, 2019, between Corning Incorporated and ThermoGenesis Holdings, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 6, 2019.

10.22

Supply Agreement, dated November 22, 2019 between ThermoGenesis Holdings, Inc and ImmuneCyte Life Sciences Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on November 22, 2019.

10.23

Contribution Agreement, dated November 22, 2019 between ThermoGenesis Holdings, Inc and ImmuneCyte Life Sciences Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on November 22, 2019.

10.24

Stockholder’s Agreement, dated November 22, 2019 between ThermoGenesis Holdings, Inc and ImmuneCyte Life Sciences Inc., incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on November 22, 2019.

10.25

Joint Venture Agreement, dated October 21, 2019, between ThermoGenesis Holdings, Inc. and Healthbanks Biotech (USA) Inc., and ImmuneCyte Life Sciences, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 22, 2019.

10.26

Amendment No.1, dated August 12, 2019 but effective as of July 23, 2019, to the Convertible Promissory Note, dated July 23, 2019 between ThermoGenesis Holdings, Inc. and Orbrex (USA) Co. Limited, incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on August 13, 2019.

10.27#	ThermoGenesis Holdings, Inc. Amended 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on August 13, 2019.
10.28*

Sixth Amended and Restated Technology License and Escrow Agreement between the Company, ThermoGenesis Corp. and CBR Systems, effective May 15, 2017, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 31, 2017.

10.29	Purchase Agreement between the Company and Boyalife Investment Inc. and Boyalife (Hong Kong) Limited, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 3, 2016.
10.30	Form of Nomination and Voting Agreement, incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on February 3, 2016.
10.31#	Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.6.1 to Form 8-K filed with the SEC on May 1, 2014.
10.32	Form of Security Agreement, incorporated by reference to Exhibit 10.5 to Form 8-K filed on February 3, 2016.
10.33	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K/A filed with the SEC on November 17, 2016.
10.34#	Form of Notice of Grant of Stock Options and Option Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 11, 2017.
10.35#	Executive Employment Agreement, dated November 13, 2017, between the Company and Xiaochun Xu, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on November 15, 2017.
10.36#	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on November 15, 2017.
10.37*	Exclusive License Agreement, dated March 12, 2018, between ThermoGenesis Corp. and IncoCell Tianjin Ltd., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 16, 2018.
10.38

Securities Purchase Agreement, dated as of March 26, 2018, between Cesca Therapeutics Inc. and the Purchasers identified on the signature pages thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 28, 2018.

10.39

First Amended and Restated Revolving Credit Agreement, dated April 16, 2018, between Cesca Therapeutics Inc. and Boyalife Asset Holding II, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 18, 2018.

10.40

Second Amended and Restated Convertible Promissory Note, dated April 16, 2018, issued by Cesca Therapeutics Inc. to Boyalife Asset Holding II, Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on April 18, 2018.

10.41

First Amended and Restated Nomination and Voting Agreement, dated April 16, 2018, between Cesca Therapeutics Inc. and Boyalife (Hong Kong) Limited, incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on April 18, 2018.

10.42

Amendment No. 1 to First Amended and Restated Revolving Credit Agreement, dated May 7, 2018, between Cesca Therapeutics Inc. and Boyalife Asset Holding II, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 7, 2018.

10.43#	2012 Independent Director Plan, incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed with the SEC on October 23, 2012.
10.44	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.39 of amended Registration Statement on Form S-1 filed with the SEC on May 14, 2018.
10.45

Securities Purchase Agreement, dated as of August 28, 2018, between Cesca Therapeutics Inc. and the Purchasers identified on the signature pages thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 29, 2018.

10.46#	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on December 19, 2018.
21.1	Subsidiaries of ThermoGenesis Holdings, Inc.
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibit Index

#	Represents a management contract or compensatory plan, contract or arrangement.
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

ThermoGenesis Holdings, Inc.
Dated: March 17, 2021	By:/s/	Xiaochun “Chris” Xu
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

By:/s/	Chris Xu	Dated: March 17, 2021
Chris Xu, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:/s/	Jeffery Cauble	Dated: March 17, 2021
Jeffery Cauble, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By: /s/	Debra Donaghy	Dated: March 17, 2021
Debra Donaghy, Director

By: /s/	Russell Medford	Dated: March 17, 2021
Russell Medford, Director

By: /s/	Joseph Thomis	Dated: March 17, 2021
Joseph Thomis, Director