Form 10-K/A
period 2020-12-31
ThermoGenesis Holdings, Inc.
filed 2021-04-29
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

As of June 30, 2020, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $27,692,000 based on the closing sales price as reported on the NASDAQ Stock Market. As of April 19, 2021, there were 11,911,784 shares of common stock outstanding.

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2020, of ThermoGenesis Holdings, Inc. (the “Company,” “we”, or “our”) which we filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2021 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2021 annual report of the stockholders in reliance on General Instruction G(3) to Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Action of 1934, as amended (the “Exchange Act”), this Amendment revises Item 15 of Part IV to include currently dated certifications by the Company’s principal executive officer and principal financial officer as exhibits to this Amendment and updates the Exhibit Index to reflect the inclusion of these certifications.

Other than the items outlined above, this Amendment does not attempt to modify or update the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the Company with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing. Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

i

THERMOGENESIS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K/A

ii

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

Set forth below is the name, age, and certain biographical information for each of our current directors.

Age*
Xiaochun (Chris) Xu, Ph.D.	49
Debra Donaghy	64
Russell Medford, Ph.D.	66
Jeff Thomis, Ph.D.	75

* Age as of April 14, 2021.

Biographies

Xiaochun (Chris) Xu, PhD, MBA	Director since March 2016

Dr. Xu joined our Board in March 2016. On November 13, 2017, the Board elected Dr. Xu as President and Chief Executive Officer (“CEO”) (transitioning from interim Chief Executive Officer as of November 2016; he currently serves as Chairman of the Board). Dr. Xu is also a member of the Board of Directors of our wholly-owned subsidiary, ThermoGenesis Corp. Dr. Xu has been the Founder, Chairman and CEO of Boyalife Group Ltd., China since July 2009. From 2008 to 2009, he was Vice President at Founder Group, a major Chinese technology conglomerate with interests in information technology, pharmaceuticals, real estate, finance, and commodities trading. From 2000 to 2008, Dr. Xu served in various management positions at Pfizer Inc. and two NASDAQ publicly traded bio-pharmaceutical companies. Dr. Xu received his B.SC. in Biochemistry from the University of Saskatchewan, his Ph.D. degree in Immunology from Washington University School of Medicine (St. Louis, Missouri, USA) and an Executive MBA degree from Emory University (Atlanta, Georgia, USA). We believe that Dr. Xu is well qualified to serve as a director, due to his extensive and varied experience and knowledge as an executive and investor in the biotechnology, medical device, and pharmaceuticals industry, and we believe that Dr. Xu will continue to be a valuable asset to the Company and its Board.

Debra Donaghy, CPA, CMA, CTP	Director since December 2019

Ms. Donaghy joined our Board in December 2019. Ms. Donaghy has served in various positions at CTI Foods, LLC from May 2017 until February 2019, most recently as Vice President, Corporate Controller.  Before that, she served for over 15 years in roles of increasing responsibility for Diamond Foods, Inc., most recently as the Vice President Shared Services and earlier as Assistant Corporate Controller, Senior Director of Internal Audit and Senior Director of Finance and Treasury. Prior, Ms. Donaghy was Director of Treasury and Cash Management at E. & J. Gallo Winery having also served as Director of Financial Services and Manager of Financial Reporting.  Ms. Donaghy is a Certified Public Accountant. She earned a master’s degree in taxation from Gonzaga University, and her undergraduate degree in accounting and business management from Whitworth College. We believe Ms. Donaghy is well qualified to serve as a director due to her extensive experience with corporate finance and accounting, and we believe that Ms. Donaghy will continue to be a valuable asset to the Company and its Board. Ms. Donaghy is one of our independent directors pursuant to applicable NASDAQ rules and is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii).

Russell Medford, MD, PhD	Director since February 2017

Dr. Medford joined our Board in February 2017. Dr. Medford is Chairman and Chief Executive Officer of Covanos, Inc., a medical device company since 2017 and a Managing Partner of the Salutramed Group, LLC, a life sciences management consultancy, since 2012. Dr. Medford has also served as the CEO of healthEgames, Inc., a digital healthcare company, and as the Chairman of ViaMune, Inc., an immuno-oncology therapeutics company, in each case since 2014. From 1993 to 2009, Dr. Medford served as co-founder, President, CEO and Director of AtheroGenics, Inc. (“AGIX”). Dr. Medford was a founding member of the Board of Directors of Inhibitex, Inc. (“INHX”) until it was acquired by Bristol-Myers-Squibb in 2012. Dr. Medford is a board-certified physician, and currently holds numerous trustee or board positions including with the Georgia Global Health Alliance, Inc. and Georgia BIO. Dr. Medford has served on the faculties of both the Harvard Medical School and Emory University School of Medicine and obtained his M.D. and Ph.D. from the Albert Einstein College of Medicine. We believe that Dr. Medford is well qualified to serve as a director due to his experience as a founder and executive of several pharmaceutical development companies, and we believe that Dr. Medford will continue to be a valuable asset to the Company and its Board in connection with the Company’s clinical development activities. Dr. Medford is one of our independent directors pursuant to applicable NASDAQ rules and is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii).

Joseph (Jeff) Thomis, PhD	Director since January 2017

Dr. Thomis joined our Board in January 2017. Since 2012 Dr. Thomis has been the CEO at Thomis Consulting BVBA and a partner in OxOnc Development LP, an oncology product development company. From 1997-2012 he was employed at Quintiles Transnational where he held numerous positions including Chairman of the American Management Board, President of Global Clinical Development Services and President of European Clinical Development Services. Dr. Thomis has been the Chairman of the Board of Glawgow Memory Clinic Holdings, a private company, offering access services in unlicensed medicines since 2020. Dr. Thomis has served as a non-executive director at NovaQuest LLC, a private equity company and is a member of the Audit Committee and Chairman of the Board of Quotient Clinical, a translational pharmaceutics company, from 2016 to 2019. From 2013 to 2015, he served as Chairman of the Board of Idis Pharma, a global company providing unlicensed medicines to patients with unmet medical needs. From 2012 to 2013 Dr. Thomis was a non-executive director of PDP Courier Services, Ltd and from 2010 to 2012 he was Chairman of the American Management Board of Quintiles. Dr. Thomis received his Ph.D. in Pharmaceutical Sciences from the University of Leuven in Belgium. We believe that Dr. Thomis is well qualified to serve as a director due to his extensive experience with clinical trials and contract research organizations, and we believe that Dr. Thomis will continue to be a valuable asset to the Company and its Board by providing valuable insight and knowledge with respect to the Company’s clinical development activities. Dr. Thomis is one of our independent directors pursuant to applicable NASDAQ rules.

To our management’s knowledge, there are neither any family relationships between any of our directors or executive officers nor have any of our directors been involved in a legal proceeding that would be required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Exchange Act other than as may be disclosed above.

EXECUTIVE OFFICERS

Set forth below is the name, age, and certain biographical information for each of our current executive officers:

Name	Position	Age
Chris Xu, Ph.D., MBA	Chief Executive Officer & Chairman	49
Mr. Jeff Cauble, CPA	Chief Financial Officer	48

Biographies

The biography for Dr. Xu can be found above under Item 10. Directors, Executive Officers and Corporate Governance – Directors.

Mr. Jeff Cauble joined the Company in 2010 and was appointed Chief Financial Officer in December 2019. During his time with the Company, Mr. Cauble has served in various accounting roles with the Company, including Vice President of Finance, Controller and Director of Financial Planning & Analysis.  He brings over 20 years of accounting experience in various financial and managerial roles in the biotechnology, medical device and agricultural industries. Mr. Cauble is a Certified Public Accountant and graduate of the University of Idaho, where he obtained a bachelor’s degree with a dual major in accounting and finance.

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

CORPORATE GOVERNANCE

General

Our Board believes that good corporate governance is important to ensure that ThermoGenesis is managed for the long-term benefit of our stockholders. This section describes key corporate governance guidelines and practices that we have adopted. Complete copies of our corporate governance guidelines, committee charters and code of ethical conduct described below are available under the “Investors” section of our website at www.thermogenesis.com.

Board Operating and Governance Guidelines

Our Board has adopted a number of operating and governance guidelines, including the following:

-	Formalization of the ability of each committee to retain independent advisors;

-	Directors have open access to the Company’s management; and

-	Independent directors may meet in executive session prior to or after each regularly scheduled Board meeting without management present.

Our Board has concluded that Dr. Russell Medford, Dr. Joseph Thomis and Ms. Debra Donaghy are “independent” as defined by NASDAQ and under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as that term relates to membership on our Board, and the Board is comprised of a majority of independent directors.

Board Leadership Structure

Dr. Chris Xu serves as both our Chairman of the Board and CEO. The Board and its independent directors believe the most effective Board leadership structure at the present time is for the CEO to serve as Chairman of the Board because the CEO is ultimately responsible for executing our strategy and because our performance is an integral part of the deliberations undertaken by the Board. The Company does not currently designate a “lead independent director” but reserves the authority to do so at any time. The Board reserves the authority to modify this structure to best address and advance the interests of all stockholders, as and when appropriate.

Changes of our Board of Directors

In December 2020, Mr. Mark Westgate, who was a member of our Board of Directors passed away. The Company has not, through the date of this report, filled the vacancy created by Mr. Westgate’s passing.

Risk Oversight

The Board has an active role, as a whole and also at the committee level, in overseeing risk management. The Board regularly reviews information regarding the Company’s liquidity and operations, as well as the risks associated with each. The Company’s Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The Audit Committee oversees management of risks relating to financial reporting, internal controls and compliance with legal and regulatory requirements. The Governance and Nominating Committee oversees the management of risks associated with corporate governance, the independence of the Board and potential conflicts of interest. The Board is also responsible for evaluating and managing cybersecurity risks. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks.

Governance and Nominating Committee

The Governance and Nominating Committee was formed to address general governance and policy oversight and succession planning, to identify qualified individuals to become prospective directors and make recommendations regarding nominations for the Board, to advise the Board with respect to appropriate composition of Board committees, to advise the Board about and develop and recommend to the Board appropriate corporate governance documents, to assist the Board in implementing guidelines, to oversee the annual evaluation of the Board and the Company’s CEO and to perform such other functions as the Board may assign to the committee from time to time. The Governance and Nominating Committee has a Charter which is available on the Company’s website at www.thermogenesis.com. The Governance and Nominating Committee currently consists of two directors: Dr. Russell Medford (Governance and Nominating Committee Chairman) and Dr. Thomis, each of whom has been determined to be independent under applicable NASDAQ rules by the Board.

Audit Committee

The Audit Committee of the Board makes recommendations regarding the appointment, compensation, retention and oversight of the independent registered public accounting firm, reviews the scope of the annual audit undertaken by our independent registered public accounting firm and the progress and results of their work, reviews our financial statements, and oversees the internal controls over financial reporting and corporate programs to ensure compliance with applicable laws. The Audit Committee reviews the services performed by the independent registered public accounting firm and determines whether they are compatible with maintaining the registered public accounting firm’s independence. The Audit Committee has a Charter, which is reviewed annually and as may be updated as required due to changes in industry accounting practices or the promulgation of new rules or guidance documents. The Audit Committee Charter is available on the Company’s website at www.thermogenesis.com. The Audit Committee currently consists of the following three directors: Ms. Donaghy (Audit Committee Chairman), Dr. Medford and Dr. Thomis, each of whom has been determined to be independent under applicable NASDAQ and SEC rules by the Board. The Board has further determined that Ms. Donaghy and Dr. Thomis are qualified as Audit Committee Financial Experts as defined in Regulation S-K Item 407(d)(5)(ii) and applicable NASDAQ rules.

Compensation Committee

The Compensation Committee of the Board reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our CEO, administers the Company’s stock option plans and other benefit plans, and considers other matters as may, from time to time, be referred to them by the Board. The Board, along with the Compensation Committee, believes that the compensation of employees should be fair to both employees and stockholders, externally competitive, and designed to align the interests of employees with those of the stockholders. The Compensation Committee has the authority to form, and to delegate its authority to, one or more subcommittees, as it deems appropriate. The Compensation Committee may consult with the CEO and other executive officers of the Company in determining applicable policies, but the CEO may not be present during any voting or deliberations on his or her compensation. The Compensation has the authority to retain and terminate any independent compensation consultants or other advisors, in accordance with applicable NASDAQ rules, to assist it in any aspect of the evaluation of a director, CEO or senior compensation or on any other subject relevant to the Committee’s responsibilities, including the authority to approve such consultant’s or advisor’s fees and other retention terms. The Compensation Committee elected not to engage an independent compensation consultant in undertaking its duties for fiscal year 2020. The Compensation Committee has a charter which is available on the Company’s website at www.thermogenesis.com. The Compensation Committee consists of two directors: Dr. Thomis (Compensation Committee Chairman) and Dr. Medford, each of whom has been determined to be independent under applicable NASDAQ rules by the Board.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serves as a member of the compensation committee of any other company that has an executive officer serving as a member of our board of directors. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of the Compensation Committee.

Board and Committee Meetings and Attendance

During the calendar year ended December 31, 2020, the Board met seven (7) times, the Audit Committee met four (4) times, the Compensation Committee met five (5) times, and the Governance and Nominating Committee met three (3) times. During the calendar year ended December 31, 2020, each director attended at least 75% of the aggregate of the total number of meetings of the Board held while serving as a director and the aggregate of the total number of meetings of each Board committee of which that director is a member held while serving as a member of such committee. Generally our directors attend our annual meetings. All of the directors elected to our Board at our most recent annual stockholders’ meeting, held June 4, 2020, attended the meeting via conference call.

Director Nominating Procedures

Subject to the Restated Nomination Agreement (as described below), the Governance and Nominating Committee assists our Board in identifying director nominees consistent with criteria established by our Board. Although the Governance and Nominating Committee does not currently have a specific policy with regard to consideration of director candidates recommended by stockholders, the Board and the Governance and Nominating Committee believe that the Governance and Nominating Committee would provide such recommendations the same consideration as other candidates. Any recommendation submitted by a stockholder to the Governance and Nominating Committee should include information relating to each of the qualifications outlined below concerning the potential candidate along with the other information required by the rules of the SEC and our Bylaws for stockholder nominations.

Generally, nominees for director are identified and suggested to the Governance and Nominating Committee by the Company’s current directors or management using their business networks and evaluation criteria they deem important, which may or may not include diversity. While the Company does not have a specific policy regarding diversity and has not established minimum experience or diversity qualifications for director candidates, when considering the nomination of directors, the Governance and Nominating Committee does generally consider the diversity of its directors and nominees in terms of knowledge, experience, background, skills, expertise and other demographic factors. The Company does not impose formal term limits on its directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us we believe that during the twelve months ended December 31, 2020, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were timely complied with, except for two inadvertent late Form 4 filings, one made by Dr. Xu on January 3, 2020, which pertained to a reportable transaction that occurred on December 20, 2019, and the other made by Dr. Xu on February 18, 2020, which pertained to a reportable transaction that occurred on February 13, 2020.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including our CEO and CFO, Controller or any person performing similar functions. A copy of our code of ethical conduct can be found on our website at www.thermogenesis.com. The code of ethics will be provided without charge upon request submitted to hr@thermogenesis.com. The Company will report any amendment or waiver to the code of ethics on our website within four (4) business days.

ITEM 11.         EXECUTIVE COMPENSATION.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following table sets forth certain information regarding the compensation paid to our named executive officers (“NEOs”) for the fiscal years ended December 31, 2020 and 2019:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Comp ($)	Total ($)
Chris Xu, Ph.D., MBA	2020	505,000	276,000	-	1,216,000	-	1,997,000
Chief Executive Officer	2019	472,000	-	-	-	-	472,000

Jeff Cauble, CPA	2020	244,000	-	-	203,000	-	447,000
Chief Financial Officer	2019	179,000	43,000	-	-	-	222,000

(1)	The amounts reported are the aggregate grant date fair value of the awards computed in accordance with ASC 718.

Employment Agreements

Dr. Xiaochun (Chris) Xu. Dr. Xu has an employment agreement with the Company (the “Employment Agreement”) that provides that Dr. Xu is entitled to a base salary of $500,000 per annum and that Dr. Xu will devote at least of a majority of his full working time and efforts to the affairs of the Company. Dr. Xu is eligible to receive a performance bonus equal to a percentage of his base salary based on performance against annual objectives at the discretion of the Board (an “STI Award”). The target percentage is 60%, but the actual percentage as determined by the Board may range from 0% to higher than 100% of his base salary. Either of Dr. Xu or the Company may terminate the employment agreement at any time and for any reason. In the event that Dr. Xu’s employment is terminated by the Company without “Cause” or he resigns for “Good Reason” (each as defined in the Employment Agreement), he will be entitled to receive a sum equal to eighteen months of base salary in effect as of the termination date, a lump sum cash payment equal to one and a half times the most recently established and earned annual STI Award, all options granted to Dr. Xu to acquire Company Common Stock shall become vested as of the termination date, and the Company shall pay up to eighteen months of COBRA premiums. If Dr. Xu’s employment is terminated by the Company without Cause or he resigns for Good Reason, in each case, within three months prior to or eighteen months following certain changes in control of the Company, he will be entitled to receive a lump sum cash payment equal to thirty-six months of the base salary in effect as of the termination date, a lump sum cash payment equal to three times the most recently established and earned annual STI Award, all options granted to Dr. Xu to acquire Company Common Stock shall become vested as of the termination date, and the Company shall pay up to twenty four months of COBRA premiums.

Mr. Jeff Cauble. The Company does not have an employment agreement with Mr. Cauble.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding options held by the NEOs as of December 31, 2020. The grant date fair value of the awards granted during the year ended December 31, 2020, and the year ended December 31, 2019, is disclosed in the Summary Compensation Table.

Option Awards
	No. of Securities Underlying Unexercised Options (#) Exercisable		No. of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Chris Xu, Ph.D.	125		-		42.00	09-Mar-2023
	18,000		12,000	(1)	30.00	29-Dec-2027
	5,000		-		29.10	14-Dec-2023
	125		-		28.60	01-Jul-2023
	-		240,000	(2)	5.94	04-Jun-2030
	16,000		-		2.98	14-Dec-2028
	32,000		32,000	(3)	2.98	14-Dec-2028
	18,000	(4)	12,000	(4)	1.50	29-Dec-2027
Jeff Cauble, CPA	125		-		126.00	10-Sep-2022
	400		-		28.60	07-Jul-2023
	-		40,000	(2)	5.94	04-Jun-2030
	4,000		-		2.98	14-Dec-2028
	8,000		8,000	(3)	2.98	14-Dec-2028

__________________

(1)	Vests in equal installments on December 31, 2021 and 2022.
(2)	Vests in equal installments on June 4, 2021, 2022, 2023 and 2024.
(3)	Vests in equal installments on December 14, 2021 and 2022.
(4)	Represents ThermoGenesis Corp. options. Vests in equal installments on December 29, 2021 and 2022.

Potential Payments upon Termination or Change in Control

Dr. Xu has certain change of control rights under the Employment Agreement, as described above. The Compensation Committee considers these rights, on a case by case basis, to provide NEOs with the ability to make appropriate, informed decisions on strategy and direction of the Company that may adversely impact their particular positions, but nevertheless are appropriate for the Company and its stockholders. Our Compensation Committee believes that the Company should provide reasonable severance benefits to certain of its executive officers, recognizing that it may be difficult for such officers to find comparable employment within a short period of time and that severance arrangements may be necessary to attract highly qualified officers in a competitive hiring environment.

The following table describes the potential payments upon a hypothetical termination without cause, resignation for good reason or due to a change in control of the Company on December 31, 2020, for the NEOs. The actual amounts that may be paid upon an executive’s termination of employment can only be determined at the actual time of such termination.

Name	Salary ($)		Incentive Compensation ($)		Health Benefits ($)	Total ($)
Chris Xu, Ph.D.
Termination without cause or resignation for good reason	750,000	(1)	372,000	(1)	102,000	1,224,000
Termination following a change of control	1,500,000	(1)	900,000	(1)	136,000	2,536,000
Jeff Cauble, CPA
Termination without cause or resignation for good reason	-		-		-	-
Termination following a change of control	-		-		-	-

(1) Payable in a lump-sum payment.

COMPENSATION OF DIRECTORS

Director Compensation Table

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Russell Medford, Ph.D.	40,750	59,400	100,150
Jeff Thomis, Ph.D.	46,000	59,400	105,400
Mark Westgate, CPA	48,500	59,400	107,900
Debra Donaghy, CPA	21,250	59,400	80,650

(1)	Reflects the grant date fair value of the stock option grant of 10,000 shares granted on June 4, 2020.

The following table sets forth the aggregate number of option awards held by each non-employee director as of December 31, 2020:

Name	Aggregate Number of Option Awards
Russell Medford, Ph.D.	16,750
Jeff Thomis, Ph.D.	16,750
Mark Westgate, CPA	16,750
Debra Donaghy, CPA	11,250

Each non-employee director receives an annual fee of $35,000. The chairperson of each standing committee receives an additional annual fee of $15,000 for the Audit Committee, $10,000 for the Compensation Committee and $7,000 for the Governance Committee. Each non-chair committee member receives an annual fee of $7,500 for the Audit Committee, $5,000 for the Compensation Committee, and $3,500 for the Governance Committee.

All fees are paid quarterly. In addition, we reimburse our directors for their reasonable expenses incurred in attending meetings of the Board and its committees.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table provides information for all of the Company’s equity compensation plans in effect as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	889,636	$8.57	386,670
Equity compensation plans not approved by security holders	-	-	-
Total	889,636		386,670

On December 29, 2017, the Board of Directors of ThermoGenesis Corp., a wholly-owned subsidiary of the Company (“ThermoGenesis”), adopted the ThermoGenesis Corp. 2017 Equity Incentive Plan (the “ThermoGenesis Plan”). The ThermoGenesis Plan was unanimously approved by the ThermoGenesis stockholders (including the Company) on December 29, 2017.  The ThermoGenesis Plan authorizes the issuance of up to 1,000,000 shares of ThermoGenesis Common Stock, all of which may be issued as incentive stock options under Section 422 of the Code. The ThermoGenesis Plan is administered by the Compensation Committee of the ThermoGenesis Board of Directors, except that if such a committee is not appointed, the plan will be administered by the ThermoGenesis Board of Directors. As of April 6, 2021, Dr. Xu holds 30,000 stock options out of the ThermoGenesis Plan, of which 18,000 are exercisable.

On June 4, 2020, the Board of Directors of the Company approved and adopted an amendment (the “Plan Amendment”) to the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to increase the aggregate number of shares that may be issued under the 2016 Plan from 392,500 shares to 1,273,000 shares. Also on June 4, 2020, the Company’s Board of Directors granted stock options to purchase an aggregate of 571,500 shares of Company common stock to certain employees and executives of the Company. The Plan Amendment and the options granted on June 4, 2020 will be null and void if not approved by the Company’s stockholders prior to June 3, 2021.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF THERMOGENESIS HOLDINGS, INC.

The Company has only one class of stock outstanding, our Common Stock. The following table sets forth certain information as of April 6, 2021, with respect to the beneficial ownership of the Company’s Common Stock for (i) each director and director nominee, (ii) each named executive officer herein, (iii) all of Company’s directors and executive officers as a group, and (iv) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of Company’s Common Stock. As of April 6, 2021, there were 11,911,784 shares of Common Stock outstanding. Each share of the Company’s Common Stock is entitled to one vote.

To the Company’s knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock indicated.

Name of Director, Director Nominee or Named Executive Officer	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Xiaochun (Chris) Xu, Ph.D., MBA	7,757,168	(2)	43.24%

Russell Medford, Ph.D.	16,750	(3)	*

Jeff Thomis, Ph.D.	16,750	(3)	*

Mark Westgate, CPA	16,750	(3)	*

Jeff Cauble, CPA	23,350	(4)	*

Debra Donaghy, CPA, CMA, CTP	11,250	(3)	*

Officers & Directors as a Group (6 persons)	7,842,018		43.51%

Name and Address of 5% Beneficial Owners
Boyalife Asset Holding II, Inc.	7,625,918	(5)	42.82%

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

(2)

Dr. Xu’s beneficial ownership represents (i) 131,250 shares issuable upon the exercise of options, (ii) 5,861,061 shares issuable upon the conversion of the Second Amended and Restated Convertible Promissory Note payable by the Company to Boyalife Asset Holding II, Inc.; and (iii) 1,728,857 shares owned by Boyalife Asset II, Inc. Dr. Xu has sole voting and dispositive power over the shares held by Boyalife Asset Holding II, Inc.

(3)	Represents shares issuable upon the exercise of options.
(4)	Includes 825 common shares and 22,525 shares issuable upon the exercise of options.
(5)

Consists of 1,728,857 common shares owned and 5,861,061 common shares issuable upon the conversion of the Second Amended and Restated Convertible Promissory Note payable by the Company to Boyalife Asset Holding II, Inc. Dr. Xu has sole voting and dispositive power over the shares held by Boyalife Asset Holding II, Inc. The principal business address of Boyalife Asset Holding II, Inc. is 2453 S. Archer Ave., Suite B, Chicago, IL 60616.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the fiscal year ended December 31, 2020, there were the following related party transactions reportable under Item 404 of Regulation S-K.

Healthbanks Biotech (USA) Inc.

On November 26, 2019, the Company entered into a joint venture agreement (the “JV Agreement”)with HealthBanks Biotech (USA) Inc. (“HealthBanks”)to form a new company called ImmuneCyte, Inc. (“ImmuneCyte”) to commercialize the Company’s proprietary cell processing platform, CAR-TXpress™, for use in immune cell banking as well as for cell-based contract development and manufacturing services (CMO/CDMO). Under the terms of the JV Agreement, ImmuneCyte was initially owned 80% by HealthBanks Biotech and 20% by the Company. ImmuneCyte will be among the first immune cell banks in the U.S. and offer customers the ability to preserve younger, healthier and uncontaminated immune cells for future potential use in dendritic and chimeric antigen receptor (“CAR-T”) cell therapies in a GMP compliant processing environment. The Company’s principal contribution to ImmuneCyte was a supply agreement under which ImmuneCyte will have the exclusive right to purchase the Company’s proprietary cell processing equipment in the immune cell banking business and a non-exclusive right to purchase it for other cell-based contract development and manufacturing (“CMO/CDMO”) services at a price equal to 115% of the Company’s cost. The Company also contributed to ImmuneCyte intellectual property and trademarks relating to the Company’s clinical development assets, which were fully impaired by the Company in 2018 and had no book value. HealthBanks contributed to ImmuneCyte a paid-up, royalty free license to use its proprietary business management system, customer relationship management software, and laboratory information statement, and has made available a $1,000,000 unsecured, non-convertible line of credit to ImmuneCyte to provide initial operating capital. HealthBanks is a subsidiary of Boyalife Group, Inc. (USA), the owner of Boyalife Asset Holding II, Inc., which is the largest stockholder of the Company, and is owned by Dr. Xiaochun (Chris) Xu, the Company’s Chief Executive Officer and Chairman of our Board of Directors.

Between November 26, 2019, and September 30, 2020, ImmuneCyte closed $3,700,000 of equity investments with a private institution and qualified investors. ImmuneCyte issued 643,750 shares of Class A common stock at a price between $5.00 to $16.00 per share, representing a total of 6.05% ownership in the joint venture.  As a result of these equity investments in ImmuneCyte, the Company’s equity in the joint venture is no longer subject to anti-dilution provisions.  After these investments, ImmuneCyte is owned 75.16% by HealthBanks, 18.79% by the Company and 6.05% by the private investors. In March 2021, ImmuneCyte entered into acquisition agreements with Boyalife Group and KDWInfo to acquire the entire Boyalife Group’s Cellular Therapy Division and KDWInfo Technology Ltd., in a stock transaction. Following the acquisition, the Company’s investment in ImmuneCyte decreased from 18.79% to approximately 8.64%. The Company currently owns 8.64% of the equity of ImmuneCyte.

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

The Credit Agreement and the Convertible Promissory Note issued thereunder (the “Boyalife Note”) provide that the principal and all accrued and unpaid interest under the Loan will be due and payable on the Maturity Date, with payments of interest-only due on the last day of each calendar year. The Loan bears interest at 22% per annum, simple interest. The Company has five business days after the Lender demands payment to pay the interest due before the Loan is considered in default. At the request of the Lender, subsequent to December 31, 2020, the Company paid the interest in the amount of $2,082,000, which was due as of December 31, 2020. The Boyalife Note can be prepaid in whole or in part by the Company at any time without penalty.

The Maturity Date of the Boyalife Note is subject to acceleration at the option of the Lender upon customary events of default, which include a breach of the Loan documents, termination of operations, or bankruptcy. The Lender’s obligation to make advances under the Loan is subject to the Company’s representations and warranties in the Credit Agreement continuing to be true at all times and there being no continuing event of default under the Boyalife Note.

The Credit Agreement and Boyalife Note were amended in April 2018. The amendment granted the Lender the right to convert, at any time, outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $16.10 per share and if the Company issues shares of common stock at a lower price per share, the conversion price of the Boyalife Note is lowered to the reduced amount. The Company completed two transactions in 2018, lowering the conversion price to $1.80.

Nomination and Voting Agreement

We are a party to a First Amended and Restated Nomination and Voting Agreement, dated April 16, 2018 (the “Restated Nomination Agreement”), with Boyalife Asset Holding II, Inc., our largest stockholder (“Boyalife”). The Restated Nomination Agreement provides that Boyalife has the right to designate a number of directors of the Company that is in proportion to the “Boyalife Ownership Percentage”, which is Boyalife’s and its affiliates’ combined percentage ownership of outstanding Common Stock, treating as outstanding any shares of Common Stock underlying convertible securities that are immediately exercisable by Boyalife and its affiliates’ (including under the Boyalife Note (as defined below)) without any further payment (the “Boyalife Ownership Percentage”). The Restated Nomination Agreement will terminate according to its terms when and if the Boyalife Ownership Percentage falls below 20%.

Distributor Agreement

On August 21, 2017, ThermoGenesis Corp. entered into an International Distributor Agreement with Boyalife W.S.N. Under the terms of the agreement, Boyalife W.S.N. was granted the exclusive right, subject to existing distributors and customers (if any), to develop, sell to, and service a customer base for the ThermoGenesis Corp’s AXP AutoXpress System and BioArchive System in the People’s Republic of China (excluding Hong Kong and Taiwan), Singapore, Indonesia, and the Philippines (the “Territories”). Boyalife W.S.N. is related to our Chief Executive Officer and Chairman of our Board of Directors, and an affiliate of Boyalife Asset Holding II, Inc. Boyalife W.S.N,’s rights under the agreement include the exclusive right to distribute AXP Disposable Blood Processing Sets and use rights to the AXP AutoXpress System, BioArchive System and other accessories used for the processing of stem cells from cord blood in the Territories. Boyalife W.S.N. is also appointed as the exclusive service provider to provide repairs and preventative maintenance to ThermoGenesis Corp. products in the Territories. The International Distribution Agreement expired on August 20, 2020.

During the year ended December 31, 2020, the Company recorded $14,000 of revenues from Boyalife W.S.N. and its affiliates and had an accounts receivable balance of $10,000 at December 31, 2020. As of April 6, 2021, the Company has collected all of this accounts receivable.

DIRECTOR INDEPENDENCE

Our Board of Directors has concluded that Dr. Medford, Dr. Thomis, and Ms. Donaghy are deemed independent under the NASDAQ rules.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the fees billed to us by Marcum LLP for the periods indicated below.

Fee Category	Fiscal 2020	Fiscal 2019
Audit Fees(1)	$316,000	$401,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$316,000	$401,000

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

ThermoGenesis Holdings, Inc.

Dated: April 29, 2021	By:	/s/ Jeffery Cauble
Jeffery Cauble, Chief Financial Officer (Principal Financial Officer)