Form 10-Q
period 2021-03-31
ThermoGenesis Holdings, Inc.
filed 2021-05-13
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900 ThermoGenesis Holdings, Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2021
Common stock, $.001 par value	11,911,784

ThermoGenesis Holdings, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$10,014,000	$7,161,000
Accounts receivable, net of allowance for doubtful accounts of $214,000 and at December 31, 2020	826,000	1,382,000
Inventories	5,334,000	5,877,000
Prepaid expenses and other current assets	730,000	878,000
Total current assets	16,904,000	15,298,000

Inventories, non-current	2,486,000	1,221,000
Equipment and leasehold improvements, net	1,337,000	1,424,000
Right-of-use operating lease assets, net	693,000	730,000
Goodwill	781,000	781,000
Other intangible assets, net	1,342,000	1,358,000
Other assets	48,000	48,000
Total assets	$23,591,000	$20,860,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,328,000	$1,366,000
Accrued payroll and related expenses	473,000	349,000
Deferred revenue – short-term	696,000	608,000
Convertible promissory note – related party, net	6,762,000	-
Interest payable – related party	550,000	2,082,000
Note payable – short-term	-	447,000
Other current liabilities	682,000	1,291,000
Total current liabilities	10,491,000	6,143,000

Convertible promissory note – related party, net	-	5,935,000
Convertible promissory note, net	572,000	493,000
Note payable	-	199,000
Operating lease obligations – long-term	558,000	604,000
Deferred revenue – long-term	1,520,000	1,596,000
Other noncurrent liabilities	20,000	20,000
Total liabilities	13,161,000	14,990,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--

Common stock, $0.001 par value; 350,000,000 shares authorized; 11,911,784 issued and outstanding (8,934,952 at December 31, 2020)	12,000	9,000
Additional paid in capital	266,145,000	259,058,000
Accumulated deficit	(255,696,000)	(253,283,000)
Accumulated other comprehensive loss	17,000	16,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity	10,478,000	5,800,000

Noncontrolling interests	(48,000)	70,000
Total equity	10,430,000	5,870,000
Total liabilities and equity	$23,591,000	$20,860,000

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2021	2020

Net revenues	$1,517,000	$3,200,000
Cost of revenues	809,000	1,708,000

Gross profit	708,000	1,492,000

Expenses:

Selling, general and administrative	1,992,000	2,092,000
Research and development	379,000	609,000

Total operating expenses	2,371,000	2,701,000

Loss from operations	(1,663,000)	(1,209,000)

Other income (expenses):

Interest expense	(1,519,000)	(3,531,000)
Other income (expenses)	(1,000)	(3,000)
Gain on extinguishment of debt	652,000	-
Total other expenses	(868,000)	(3,534,000)

Net loss	(2,531,000)	(4,743,000)

Loss attributable to noncontrolling interests	(118,000)	(141,000)
Net loss attributable to common stockholders	$(2,413,000)	$(4,602,000)

COMPREHENSIVE LOSS
Net loss	$(2,531,000)	$(4,743,000)
Other comprehensive loss:
Foreign currency translation adjustments gain (loss)	1,000	38,000
Comprehensive loss	(2,530,000)	(4,705,000)
Comprehensive loss attributable to noncontrolling interests	(118,000)	(141,000)
Comprehensive loss attributable to common stockholders	$(2,412,000)	$(4,564,000)

Per share data:

Basic and diluted net loss per common share	$(0.21)	$(1.11)
Weighted average common shares outstanding basic and diluted	11,446,366	4,135,644

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non- Controlling interests	Total Equity
Balance at January 1, 2021	8,934,952	$9,000	$259,058,000	$(253,283,000)	$16,000	$70,000	$5,870,000

Stock-based compensation expense	--	--	258,000	--	--	--	258,000
Issuance of common stock via at-the-market offering, net	2,976,832	3,000	6,829,000	--	--	--	6,832,000
Foreign currency translation gain	--	--	--	--	1,000	--	1,000
Net loss	--	--	--	(2,413,000)	--	(118,000)	(2,531,000)
Balance at March 31, 2021	11,911,784	$12,000	$266,145,000	$(255,696,000)	$17,000	$(48,000)	$10,430,000

Balance at January 1, 2020	2,843,601	$3,000	$237,313,000	$(236,932,000)	$2,000	$530,000	$916,000

Stock-based compensation expense	--	--	67,000	--	--	--	67,000
Exercise of pre-funded warrants	100,000	--	10,000	--	--	--	10,000
Exercise of warrants	7,866	--	47,000	--	--	--	47,000
Discount due to beneficial conversion features	--	--	1,869,000	--	--	--	1,869,000
Conversion of related party note payable to common stock	1,666,670	2,000	2,998,000	--	--	--	3,000,000
Conversion of note payable to common stock	100,000	--	180,000	--	--	--	180,000
Issuance of common stock for cash in a registered direct offering, net of issuance costs	1,000,002	1,000	3,106,000	--	--	--	3,107,000
Issuance of common stock via at-the-market offering, net	50,746	--	114,000	--	--	--	114,000
Foreign currency translation gain	--	--	--	--	38,000	--	38,000
Net loss	--	--	--	(4,602,000)	--	(141,000)	(4,743,000)
Balance at March 31, 2020	5,768,885	$6,000	$245,704,000	$(241,534,000)	$40,000	$389,000	$4,605,000

* Accumulated other comprehensive loss.

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,531,000)	$(4,743,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166,000	199,000
Stock-based compensation expense	258,000	67,000
Amortization of debt discount/premium	908,000	522,000
Amortization of accelerated debt discount due to conversion	--	2,486,000
Reserve for excess and slow-moving inventories	(4,000)	6,000
Reserve for bad debt expense	--	1,000
Gain on extinguishment of debt	(652,000)	--
Net change in operating assets and liabilities:
Accounts receivable	556,000	(752,000)
Inventories	(718,000)	(400,000)
Prepaid expenses and other assets	148,000	330,000
Accounts payable	(38,000)	1,035,000
Interest payable – related party	(1,532,000)	(1,426,000)
Accrued payroll and related expenses	124,000	118,000
Deferred revenue – short term	88,000	(3,000)
Other current liabilities	(603,000)	129,000
Long-term deferred revenue and other noncurrent liabilities	(122,000)	(110,000)

Net cash used in operating activities	(3,952,000)	(2,541,000)

Cash flows from investing activities:
Capital expenditures	(27,000)	(23,000)
Net cash used in investing activities	(27,000)	(23,000)

Cash flows from financing activities:
Proceeds from convertible promissory note-related party	--	1,869,000
Payment on finance lease obligations	--	(13,000)
Proceeds from issuance of common stock, net of expenses	6,832,000	3,220,000
Proceeds from the exercise of options, warrants and pre-funded warrants	--	57,000

Net cash provided by financing activities	6,832,000	5,133,000
Effects of foreign currency rate changes on cash and cash equivalents	--	(5,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,853,000	2,562,000

Cash, cash equivalents and restricted cash at beginning of period	7,161,000	4,157,000
Cash, cash equivalents and restricted cash at end of period	$10,014,000	$6,719,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,142,000	$1,950,000
Supplemental non-cash financing and investing information:
Recording of beneficial conversion feature on debt	$--	$1,869,000
Related party promissory note converted to common stock	$--	$3,000,000
Convertible promissory note converted to common stock	$--	$180,000

See accompanying notes.

ThermoGenesis Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

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

Basis of Presentation

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

Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ThermoGenesis Holdings’ Annual Report on Form 10-K for the year ended December 31, 2020.

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

2.	GOING CONCERN

At March 31, 2021, the Company had cash and cash equivalents of $10,014,000 and working capital of $6,413,000. The Company has incurred recurring operating losses and as of March 31, 2021 had an accumulated deficit of $255,696,000. These recurring losses raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing of this report. The Company may need to raise additional capital to grow its business, fund operating expenses and make interest payments. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through debt borrowings, sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies to those disclosed in the 2020 Annual Report.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company was not profitable for the three months ended March 31, 2021 and has a full valuation allowance on all net operating loss (“NOL”) tax carryforwards. As such, the adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815”. The new guidance clarifies the interaction of accounting for the transition into and out of the equity method and the accounting for measuring certain purchased options and forward contracts to acquire investments. It is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s financial statements.

Revenue Recognition

Revenue is recognized based on the five-step process outlined in Accounting Standards Codification (“ASC”) 606: (i) identification of the contract with the customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when the performance obligation is satisfied.

Disaggregation of Revenue

The Company’s primary revenue streams include device sales and service revenue from device maintenance contracts, as summarized in the following table:

	Three Months Ended March 31, 2021
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$225,000	$39,000	$--	$264,000
BioArchive	208,000	542,000	--	750,000
CAR-TXpress	255,000	28,000	71,000	354,000
Manual Disposables	129,000	--	--	129,000
Other	7,000	--	13,000	20,000
Total	$824,000	$609,000	$84,000	$1,517,000

	Three Months Ended March 31, 2020
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$2,208,000	$24,000	$--	$2,232,000
BioArchive	164,000	332,000	--	496,000
CAR-TXpress	152,000	12,000	71,000	235,000
Manual Disposables	203,000	--	--	203,000
Other	14,000	--	20,000	34,000
Total	$2,741,000	$368,000	$91,000	$3,200,000

Performance Obligations

In most cases, there is no right of return provided for distributors or customers. For distributors, the Company has no control over the movement of goods to the end customer. The Company’s distributors control the timing, terms and conditions of the transfer of goods to the end customer. If a right of return does exist, the Company records an allowance for expected returns and records revenue net of the allowance.

Payments from domestic customers are normally due in two months or less after the title transfers, the service contract is executed or the services have been rendered. For international customers payment terms may extend up to 120 days. All sales have fixed pricing and there are currently no variable components included in the Company’s revenue.

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet). Revenues recognized during the three months ended March 31, 2021 that were included in the beginning balance of deferred revenue were $273,000. Short-term deferred revenues were $696,000 and $608,000 at March 31, 2021 and December 31, 2020, respectively. Long-term deferred revenue was $1,520,000 and $1,596,000 at March 31, 2021 and December 31, 2020, respectively.

Exclusivity Fee

On August 30, 2019, the Company entered into a Supply Agreement with Corning Incorporated (the “Supply Agreement”). The Supply Agreement has an initial term of five years with automatic two-year renewal terms, unless terminated by either party in accordance with the terms of the Supply Agreement (collectively, the “Term”). Pursuant to the Supply Agreement, the Company has granted to Corning exclusive worldwide distribution rights for substantially all X-Series® products under the CAR-TXpress™ platform (the “Products”) manufactured by its subsidiary, ThermoGenesis Corp., for the duration of the Term, subject to certain geographical and other exceptions. In addition to any amounts payable throughout the Term for the Products, as consideration for the exclusive worldwide distribution rights for the Products, Corning paid a $2,000,000 exclusivity fee. For the three months ended March 31, 2021 and 2020, the Company recorded revenue of $71,000 related to the exclusivity fee. The remaining balance of the $2,000,000 payment of $1,548,000 was recorded to deferred revenue, with $286,000 in short term deferred revenue and $1,262,000 recorded in long-term deferred revenue.

Backlog of Remaining Customer Performance Obligations

The following table includes revenue expected to be recognized and recorded as sales in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Remainder of 2021	2022	2023	2024	2025 and beyond	Total
Service revenue	$1,013,000	$804,000	$412,000	$152,000	$85,000	$2,466,000
Clinical revenue	10,000	13,000	13,000	13,000	162,000	211,000
Exclusivity fee	214,000	286,000	286,000	286,000	476,000	1,548,000
Total	$1,237,000	$1,103,000	$711,000	$451,000	$723,000	$4,225,000

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  The reclassifications did not have an impact on net loss as previously reported.  For the three month period ended March 31, 2021, sales and marketing and general and administrative expenses were combined into one line item identified as sales, general and administrative expenses on the Statement of Operations.

4.	NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding plus the pre-funded warrants. For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration and have no vesting or other contingencies associated with them. There were 224,445 pre-funded warrants included in the quarter ended March 31, 2020 calculation.

The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents noted below is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at March 31:

	2021	2020
Common stock equivalents of convertible promissory note and accrued interest	6,449,950	5,159,496
Vested Series A warrants	--	40,441
Unvested Series A warrants(1)	--	69,853
Warrants – other	653,248	1,273,461
Stock options	889,636	287,849
Total	7,992,834	6,831,100

___________

(1)

The unvested Series A warrants were subject to vesting based upon the amount of funds actually received by the Company in the second close of the August 2015 financing which never occurred. The warrants remained outstanding but unvested until they expired in February 2021.

5.	RELATED PARTY TRANSACTIONS

HealthBanks Biotech (USA) Inc.

On November 26, 2019 the Company entered into an agreement with HealthBanks Biotech (USA) Inc. (“HealthBanks”) to form a new company called ImmuneCyte, Inc. (“ImmuneCyte”) to commercialize the Company’s proprietary cell processing platform, CAR-TXpress™, for use in immune cell banking as well as for cell-based contract development and manufacturing services (CMO/CDMO). Under the terms of the agreement, ImmuneCyte was initially owned 80% by HealthBanks and 20% by the Company. Healthbanks is a subsidiary of the Boyalife Group (USA), Inc. which is owned by Dr. Xiaochun (Chris) Xu, the Company’s Chief Executive Officer and Chairman of our Board of Directors. Due to the significant influence the Company has over ImmuneCyte’s operations, the investment was accounted for by the Company using the equity method.

Between November 26, 2019 and September 30, 2020, ImmuneCyte closed on a series of investments with a private institution and qualified investors. After the investments, ImmuneCyte was owned 75.16% by HealthBanks, 18.79% by the Company and 6.05% by the private investors.

In March 2021, ImmuneCyte completed an acquisition to acquire Boyalife’s Cellular Therapy Division, for 12,000,000 shares in ImmuneCyte and Shangai KDWinfo Technology Co. Ltd. For 500,000 shares in ImmuneCyte. Following the acquisitions, the Company’s ownership percentage in ImmuneCyte decreased from 18.79% to 8.64%.  The Company performed an analysis of the transaction and noted that none of the factors supporting significant influence changed as a result of the acquisition.  Therefore, it was concluded that significant influence remains and the Company will continue to account for the transaction using the equity method.  The Company recognized a dilution gain of $262,000 representing its share of the net assets acquired by ImmuneCyte.  However, as of the quarter ended March 31, 2021, the Company had accumulated losses of $428,000 in its investment in ImmuneCyte.  As the accumulated losses were greater than the dilution gain, no entry was recorded by the Company for its investment in ImmuneCyte for the quarter ended March 31, 2021.

For the quarter ended March 31, 2021 and 2020, the Company recorded $0 and a loss of $13,000, respectively on its equity investment in ImmuneCyte. At March 31, 2021, the value of the Company’s investment in ImmuneCyte on its Balance Sheet is $0. For the quarter ended March 31, 2021, ImmuneCyte had a net loss of $253,000, its current assets were $3,514,000 and current liabilities were $2,375,000.

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of the Boyalife Group (USA), Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement, as amended, grants to the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). As of March 31, 2021 and December 31, 2020, the Company had an outstanding principal balance on the Loan of $10,000,000.

The Credit Agreement and the Convertible Promissory Note issued thereunder (as amended, the “Note”) provide that the principal and all accrued and unpaid interest under the Loan will be due and payable on the Maturity Date, with payments of interest-only due on the last day of each calendar year. The Loan bears interest at 22% per annum, simple interest.  The Company has five business days after the Lender demands payment to pay the interest due before the Loan is considered in default.  In January 2021, the Company paid the Lender, the interest due as of December 31, 2020 in the amount of $2,082,000. The Note can be prepaid in whole or in part by the Company at any time without penalty.

The Credit Agreement and Note were amended in April 2018, granting the Lender the right to convert, at any time, outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $16.10 per share.  The amendment included a down-round provision that lowered the conversion price if the Company issues shares of common stock at a lower price per share, the conversion price of the Note is lowered to that amount.  The Company completed a transaction in 2018, which lowered the conversion price to $1.80.

The following summarizes the Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt Discount	Carrying Value
At March 31, 2021	3/6/2022	22%	$1.80	$10,000,000	$(3,238,000)	$6,762,000
At December 31, 2020	3/6/2022	22%	$1.80	$10,000,000	$(4,065,000)	$5,935,000

The Company amortized $827,000 and $546,000 of debt discount to interest expense for the three months ended March 31, 2021 and 2020, respectively. In addition to the amortization, the Company also recorded interest expense of $550,000 and $443,000 for the three months ended March 31, 2021 and 2020, respectively. The interest payable balance as of March 31, 2021 and December 31, 2020 was $550,000 and $2,082,000, respectively.

6.	CONVERTIBLE PROMISSORY NOTE

July 2019 Note

On July 23, 2019, the Company entered into a private placement with the Accredited Investor, pursuant to which the Company issued and sold to such investor an unsecured convertible promissory note in the original principal amount of $1,000,000 (the “July 2019 Note”). The July 2019 Note is convertible into shares of the Company's common stock at a conversion price equal to the lower of (a) $1.80 per share or (b) 90% of the closing sale price of the Company’s common stock on the date of conversion (subject to a floor conversion price of $0.50). The July 2019 Note bears interest at the rate of twenty-four percent (24%) per annum and is payable quarterly in arrears. Unless sooner converted in the manner described below, all principal under the July 2019 Note, together with all accrued and unpaid interest thereupon, will be due and payable three years from the date of the issuance on July 31, 2022.

The following summarizes the July 2019 Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt Discount	Carrying Value
At March 31, 2021	7/31/2022	24%	$1.80	$1,000,000	$(428,000)	$572,000
At December 31, 2020	7/31/2022	24%	$1.80	$1,000,000	$(507,000)	$493,000

The Company recorded amortization expense of $80,000 on the July 2019 Note for the three months ended March 31, 2021 and interest expense of $60,000 for both the three months ended March 31, 2021 and 2020.

7.	LEASES

The Company leases an approximately 28,000 square foot facility located in Rancho Cordova, California for its corporate offices and in-house manufacturing. The lease was renewed in the first quarter of 2019 and is accounted for as an operating lease. The lease expires in May 2024.

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

The following summarizes the Company’s operating leases:

	March 31, 2021	December 31, 2020
Right-of-use operating lease assets, net	$693,000	$730,000
Current lease liability (included in other current liabilities)	168,000	157,000
Non-current lease liability	558,000	604,000

Weighted average remaining lease term	3.2	3.4
Discount rate	22%	22%

Maturities of lease liabilities by year for our operating leases are as follows:

2021 (Remaining)	$234,000
2022	319,000
2023	328,000
2024	139,000
Total lease payments	$1,020,000
Less: imputed interest	(294,000)
Present value of operating lease liabilities	$726,000

Statement of Cash Flows

In January 2019, the Company signed an amendment to its Rancho Cordova, California lease. The amendment was accounted for as a modification and resulted in a right-of-use asset of $966,000 being recognized as a non-cash addition on the date of the amendment. Cash paid for amounts included in the measurement of operating lease liabilities was $76,000 and $74,000 for the quarters ended March 31, 2021 and 2020, respectively, and is included in cash flows from operating activities.

Operating Lease Costs

Operating lease costs were $109,000 and $103,000 for the quarters ended March 31, 2021 and 2020, respectively. These costs are primarily related to long-term operating leases, but also include amounts for variable lease costs, as well as immaterial and short-term leases.

Finance Leases

Finance leases are included in equipment and other current and non-current liabilities on the condensed consolidated balance sheet. The amortization and interest expense are included in general and administrative expense and interest expense, respectively on the statement of operations. These leases were not material for the quarter ended March 31, 2021 or March 31, 2020.

8.	COMMITMENTS AND CONTINGENCIES

Contingencies

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of March 31, 2021, except as disclosed, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s condensed consolidated financial position, operating results or cash flows.

Financial Covenants

On July 13, 2020, the Company, entered into a Manufacturing and Supply Amending Agreement #2 with CBR Systems, Inc. (“CBR”) with an effective date of July 13, 2020 (the “Amendment”). The Amendment amends the Manufacturing and Supply Agreement entered into on May 15, 2017 and Amendment #1 dated March 16, 2020 by the Company and CBR. The Amendment, among other things, revised the amount of certain products to be purchased, pricing of those products and removal of the safety stock requirement. In addition, the Amendment updated the financial requirement to exclude convertible debt from the definition of short-term debt under events or conditions that constitute a default. The Amendment states that the Company’s cash balance and short-term investments net of non-convertible debt and borrowed funds that are payable within one year must be greater than $1,000,000 at any month end. The Company was in compliance with this agreement as of March 31, 2021.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited condensed consolidated balance sheets. The change in the warranty liability for the three months ended March 31, 2021 is summarized in the following table:

Balance at December 31, 2020	$154,000
Warranties issued during the period	6,000
Settlements made during the period	(66,000)
Changes in liability for pre-existing warranties during the period	12,000
Balance at March 31, 2021	$106,000

9.	PAYMENT PROTECTION PROGRAM

On April 21, 2020, the Company entered into a promissory note and received a Paycheck Protection Program loan “PPP Loan” from the Small Business Association “SBA”, which was established under the CARES Act. The Company received net proceeds of $646,000 from the PPP Loan. The term of the PPP Loan is two years with an interest rate of 1.00% per annum, which was deferred for the first six months of the term of the loan or after an application is filed for loan forgiveness, whichever is later. Each monthly payment shall be in the amount which would fully amortize the principal balance outstanding under the PPP Loan. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note of the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of the amount outstanding under the PPP Loan. In late December 2020, the Company applied with the SBA for forgiveness of the PPP Loan and was notified on March 30, 2021 that the SBA had approved our application to forgive the entire amount of the loan and accrued interest. For the three months ended March 31, 2021, the Company recorded a gain on extinguishment of debt of $652,000 representing the principal and accrued interest for the PPP Loan.

10.	STOCKHOLDERS’ EQUITY

Common Stock

On December 13, 2019, the Company entered into an At The Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”) (the “ATM Agreement”), pursuant to which the Company may offer and sell, from time to time through H.C. Wainwright, shares of the Company’s common stock, having an aggregate offering price of up to $4,400,000 and on May 19, 2020 the ATM Agreement was amended to increase the aggregate value of up to $15,280,313 (the “HCW Shares”). As of March 31, 2021, the Company sold a total of 5,597,484 shares of the Company’s common stock for aggregate gross proceeds of $15,280,000 at an average selling price of $2.73 per share, resulting in net proceeds of approximately $14,568,000 after deducting legal expenses, audit fees, commissions and other transaction costs of approximately $712,000. For the three months ended March 31, 2021, the Company sold 2,976,832 shares of common stock for net proceeds of $6,832,000 after deducting $224,000 in commissions and other transaction costs.

Stock Based Compensation

The Company recorded stock-based compensation of $258,000 and $67,000 for the three months ended March 31, 2021 and 2020, respectively, as comprised of the following:

	Three Months Ended March 31,
	2021	2020
Cost of goods sold	$5,000	$--
Sales, general and administrative	216,000	52,000
Research and development	37,000	15,000
	$258,000	$67,000

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	889,636	$8.57

Forfeited	--

Outstanding at March 31, 2021	889,636	8.57	8.5	$--

Vested and expected to vest at March 31, 2021	631,053	$9.54	8.3	$--

Exercisable at March 31, 2021	230,836	$15.21	7.2	$--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended March 31, 2021.

Warrants

A summary of warrant activity for the three months ended March 31, 2021 follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contract Term
Balance at December 31, 2020	1,116,484	$37.27	0.49
Warrants expired	463,236
Warrants exercised	--	$--

Outstanding at March 31, 2021	653,248	$6.97	2.20

Exercisable at March 31, 2021	653,248	$6.97	2.20

11.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable as follows:

For the three months ended March 31, 2021 and 2020, one customer accounted for 21% and 2% of revenue, a second customer accounted for 15% and 6% of revenue, and a third customer accounted for 3% and 50%, respectively.

At March 31, 2021, three customers accounted for 67% of accounts receivable.  At December 31, 2020, three customers accounted for 72% of accounts receivable.

12.	SUBSEQUENT EVENTS

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward‑Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and in the future could affect, actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet U.S. Food and Drug Administration (“FDA”) regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, uncertainty associated with the COVID-19 pandemic, and other risk factors listed from time to time in our reports with the Securities and Exchange Commission (“SEC”), including, in particular, those set forth in ThermoGenesis Holdings’ Form 10-K for the year ended December 31, 2020.

Business Overview

ThermoGenesis Holdings, Inc. develops, commercializes and markets a range of automated technologies for CAR-T and other cell-based therapies. The Company currently markets a full suite of solutions for automated clinical biobanking, point-of-care applications, and automation for immuno-oncology, including its semi-automated, functionally closed CAR-TXpress™ platform, which streamlines the manufacturing process for the emerging CAR-T immunotherapy market. The Company was founded in 1986 and is incorporated in the State of Delaware and headquartered in Rancho Cordova, CA.

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

COVID-19

We believe that the COVID-19 pandemic has had a material negative impact on the Company’s business and results of operations. The pandemic had a significant impact on the cord blood industry, with fewer cord blood units being stored globally after the start of the pandemic. The continued impact of the pandemic on the Company’s business and results of operations will depend on future developments relating to the pandemic in general and the cord blood industry in particular, and such future developments are highly uncertain and cannot be predicted. Such developments may include the continued geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak, and the possible continued impact on the U.S. or global economy. As a result, at the time of this filing, it is impossible to predict the continued impact of the pandemic on the Company’s business, liquidity, capital resources and financial results.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our accounting estimates and assumptions that have been identified as critical in the preparation of the Company’s condensed consolidated financial statements, please refer to ThermoGenesis Holdings’ Form 10-K for the year ended December 31, 2020.

Results of Operations for the Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020

Net Revenues

Net revenues for the three months ended March 31, 2021 were $1,517,000 compared to $3,200,000 for the three months ended March 31, 2020, a decrease of $1,683,000 or 53%.  The decrease was driven by AXP® disposable sales which declined by approximately $1,900,000 with approximately 900 fewer cases sold in the first quarter of 2021 as compared to 2020.  The primary driver of the decrease was the COVID-19 pandemic which has had a significant impact on our sales since it began over a year ago.  As the pandemic has begun to subside in the first quarter of 2021, we are hopeful that the industry will start to turn around in the second quarter.  Inquiries for orders increased in March and we currently expect revenue to rebound in the second quarter and return to pre-pandemic levels by the end of 2021.  The decrease was offset by approximately $250,000 more in BioArchive® sales, primarily due to increased service revenue in the first quarter of 2021 as compared to 2020.

	March 31, 2021	March 31, 2020
AXP	$264,000	$2,232,000
BioArchive	750,000	496,000
CAR-TXpress	354,000	235,000
Manual Disposables	129,000	203,000
Other	20,000	34,000
	$1,517,000	$3,200,000

Gross Profit

The Company’s gross profit was $708,000 or 47% of net revenues for the three months ended March 31, 2021, compared to $1,492,000 or 47% of net revenues for the three months ended March 31, 2020, a decrease of $784,000. The decrease was driven by the decline in AXP® disposables sold resulting in approximately $1,075,000 less gross profit. This decrease was offset by approximately $250,000 more in BioArchive service revenue and approximately $50,000 more in CAR-TXpress revenue in the quarter ended March 31, 2021.

Selling, General and Administrative

Sales, general and administrative expenses for the three months ended March 31, 2021 were $1,992,000 compared to $2,092,000 for the three months ended March 31, 2020, a decrease of $100,000 or 5%. The decrease was driven by the absence of legal and other expenses related to the Mavericks lawsuit that were incurred in the quarter ended March 31, 2020, of approximately $220,000 and reduced travel expenses of approximately $60,000 as compared to the first quarter of 2020.  These decreases were offset by increased stock compensation expense of $164,000 in the current quarter.

Research and Development Expenses

Research and development expenses were $379,000 for the three months ended March 31, 2021, compared to $609,000 for the three months ended March 31, 2020, a decrease of $230,000 or 38%. The decrease was driven by lower expenses for salaries and benefits of approximately $225,000 in the quarter ended March 31, 2021.

Interest Expense

Interest expense for the three months ended March 31, 2021 was $1,519,000, as compared to $3,531,000 for the three months ended March 31, 2020, a decrease of $2,012,000 or 57%. The decrease was driven by the accelerated expense of the unamortized debt discount of $2,486,000 for the beneficial conversion feature associated with the portions of the Revolving Credit Agreement with Boyalife Asset Holding II, Inc. which were converted during the first quarter of 2020. The decrease was offset by approximately $450,000 more in debt discount amortization and interest expense related to the additional draw down from the Loan completed by the Company in April 2020.

Liquidity and Capital Resources

At March 31, 2021, the Company had cash and cash equivalents of $10,014,000 and working capital of $6,413,000. This compares to cash and cash equivalents of $7,161,000 and working capital of $9,155,000 at December 31, 2020. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

The Company has a Revolving Credit Agreement with Boyalife Asset Holding II, Inc. As of March 31, 2021, the Company had drawn down the full $10,000,000 that is available under the Revolving Credit Agreement, which matures in March of 2022. Boyalife Asset Holding II, Inc. is a wholly-owned subsidiary of Boyalife Group Inc. (USA), which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors.

During 2020, the Company received a loan totalling net proceeds of $646,000 from the SBA under the Payment Protection Program of the CARES Act, in response to the Coronavirus pandemic described above. The CARES Act permits that a loan may be forgiven if certain criteria are met. In March 2021, the SBA approved the Company’s application to forgive the entire amount of the debt.

The Company has incurred recurring operating losses and as of March 31, 2021 had an accumulated deficit of $255,696,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing of this report. The Company may require additional capital to grow the business, to fund other operating expenses and to make interest payments. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to us, if at all.

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

	Three Months Ended March 31,
	2021	2020
Net loss	$(2,531,000)	$(4,743,000)

Deduct:
Interest expense	(1,519,000)	(3,531,000)
Other income / expense	(1,000)	(3,000)
Gain on extinguishment of debt	652,000	--
Loss from operations	$(1,663,000)	$(1,209,000)

Add:
Depreciation and amortization	166,000	199,000
Stock-based compensation expense	258,000	67,000
Adjusted EBITDA	$(1,239,000)	$(943,000)

The adjusted EBITDA loss was $1,239,000 for the three months ended March 31, 2021 compared to an adjusted EBITDA loss of $943,000 for the three months ended March 31, 2020, an increase in the adjusted EBITDA loss of $296,000 or 31%.  The adjusted EBITDA loss increase was due to the decrease of $784,000 in gross profit driven by lower AXP disposable sales, offset by a $100,000 decrease in Selling, General and Administrative expenses, a $230,000 decrease in Research and Development expenses and lower stock compensation expense in the quarter ended March 31, 2021 of $191,000 as compared to the first quarter of 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company had no off-balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

ThermoGenesis Holdings is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide information under this item.

ITEM 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) or 15d-15(e)) as of March 31, 2021. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have both concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

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

The material set forth in Note 8, “Commitments and Contingencies,” in “Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors relating to the Company set forth in f, “Item IA. Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

An index of exhibits is found on page 26 of this report.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibit Index

ThermoGenesis Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Holdings, Inc. (Registrant)

Dated: May 13, 2021	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2021	/s/ Jeffery Cauble
Jeffery Cauble Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)