Form 10-Q
period 2021-06-30
ThermoGenesis Holdings, Inc.
filed 2021-08-12
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900 ThermoGenesis Holdings, Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

2711 Citrus Road Rancho Cordova, California 95742 (Address of principal executive offices) (Zip Code)

(916) 858-5100 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	THMO	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2021
Common stock, $.001 par value	11,911,784

ThermoGenesis Holdings, Inc.

INDEX

Page Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$8,668,000	$7,161,000
Accounts receivable, net of allowance for doubtful accounts of $214,000 at June 30, 2021 and December 31, 2020	1,242,000	1,382,000
Inventories	5,813,000	5,877,000
Prepaid expenses and other current assets	354,000	878,000
Total current assets	16,077,000	15,298,000

Inventories, non-current	2,227,000	1,221,000
Equipment and leasehold improvements, net	1,282,000	1,424,000
Right-of-use operating lease assets, net	654,000	730,000
Goodwill	781,000	781,000
Other intangible assets, net	1,334,000	1,358,000
Other assets	48,000	48,000
Total assets	$22,403,000	$20,860,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,120,000	$1,366,000
Accrued payroll and related expenses	345,000	349,000
Deferred revenue – short-term	903,000	608,000
Convertible promissory note – related party, net	7,590,000	--
Interest payable – related party	1,106,000	2,082,000
Note payable – short-term	--	447,000
Other current liabilities	847,000	1,291,000
Total current liabilities	11,911,000	6,143,000

Convertible promissory note – related party, net	--	5,935,000
Convertible promissory notes, net	653,000	493,000
Note payable	--	199,000
Operating lease obligations – long-term	508,000	604,000
Deferred revenue – long-term	1,442,000	1,596,000
Other noncurrent liabilities	20,000	20,000
Total liabilities	14,534,000	14,990,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--
Common stock, $0.001 par value; 350,000,000 shares authorized; 11,911,784 issued and outstanding (8,934,952 at December 31, 2020)	12,000	9,000
Additional paid in capital	268,244,000	259,058,000
Accumulated deficit	(260,235,000)	(253,283,000)
Accumulated other comprehensive loss	29,000	16,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity	8,050,000	5,800,000

Noncontrolling interests	(181,000)	70,000
Total equity	7,869,000	5,870,000
Total liabilities and equity	$22,403,000	$20,860,000

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net revenues	$2,201,000	$2,242,000	$3,718,000	$5,442,000
Cost of revenues	1,215,000	4,874,000	2,024,000	6,582,000

Gross profit (loss)	986,000	(2,632,000)	1,694,000	(1,140,000)

Expenses:
Selling, general and administrative	3,502,000	1,978,000	5,494,000	4,070,000
Research and development	622,000	578,000	1,001,000	1,187,000

Total operating expenses	4,124,000	2,556,000	6,495,000	5,257,000

Loss from operations	(3,138,000)	(5,188,000)	(4,801,000)	(6,397,000)

Other expenses:

Interest expense	(1,524,000)	(1,314,000)	(3,043,000)	(4,845,000)
Other income (expenses)	(10,000)	(8,000)	(11,000)	(11,000)
Gain on extinguishment of debt	--	--	652,000	--
Total other expense	(1,534,000)	(1,322,000)	(2,402,000)	(4,856,000)

Net loss	(4,672,000)	(6,510,000)	(7,203,000)	(11,253,000)

Loss attributable to noncontrolling interests	(133,000)	(73,000)	(251,000)	(214,000)
Net loss attributable to common stockholders	$(4,539,000)	$(6,437,000)	$(6,952,000)	$(11,039,000)

COMPREHENSIVE LOSS
Net loss	$(4,672,000)	$(6,510,000)	$(7,203,000)	$(11,253,000)
Other comprehensive loss:
Foreign currency translation adjustments gain (loss)	12,000	1,000	13,000	39,000
Comprehensive loss	(4,660,000)	(6,509,000)	(7,190,000)	(11,214,000)
Comprehensive loss attributable to noncontrolling interests	(133,000)	(73,000)	(251,000)	(214,000)
Comprehensive loss attributable to common stockholders	$(4,527,000)	$(6,436,000)	$(6,939,000)	$(11,000,000)

Per share data:

Basic and diluted net loss per common share	$(0.38)	$(1.02)	$(0.59)	$(2.11)

Weighted average common shares outstanding – basic and diluted	11,911,784	6,315,566	11,679,075	5,230,921

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity

For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non- Controlling interests	Total Equity
Balance at January 1, 2021	8,934,952	$9,000	$259,058,000	$(253,283,000)	$16,000	$70,000	$5,870,000

Stock-based compensation expense	--	--	258,000	--	--	--	258,000
Issuance of common stock via at-the-market offering, net	2,976,832	3,000	6,829,000	--	--	--	6,832,000
Foreign currency translation gain	--	--	--	--	1,000	--	1,000
Net loss	--	--	--	(2,413,000)	--	(118,000)	(2,531,000)
Balance at March 31, 2021	11,911,784	$12,000	$266,145,000	$(255,696,000)	$17,000	$(48,000)	$10,430,000

Stock-based compensation expense	--	--	2,099,000	--	--	--	2,099,000
Foreign currency translation gain	--	--	--	--	12,000	--	12,000
Net loss	--	--	--	(4,539,000)	--	(133,000)	(4,672,000)
Balance at June 30, 2021	11,911,784	$12,000	$268,244,000	$(260,235,000)	$29,000	$(181,000)	$7,869,000

Balance at January 1, 2020	2,843,601	$3,000	$237,313,000	$(236,932,000)	$2,000	$530,000	$916,000

Stock-based compensation expense	--	--	67,000	--	--	--	67,000
Exercise of pre-funded warrants	100,000	--	10,000	--	--	--	10,000
Exercise of warrants	7,866	--	47,000	--	--	--	47,000
Discount due to beneficial conversion features	--	--	1,869,000	--	--	--	1,869,000
Conversion of related party note payable to common stock	1,666,670	2,000	2,998,000	--	--	--	3,000,000
Conversion of note payable to common stock	100,000	--	180,000	--	--	--	180,000
Issuance of common stock, net	1,050,748	1,000	3,220,000	--	--	--	3,221,000
Foreign currency translation gain	--	--	--	--	38,000	--	38,000
Net loss	--	--	--	(4,602,000)	--	(141,000)	(4,743,000)
Balance at March 31, 2020	5,768,885	$6,000	$245,704,000	$(241,534,000)	$40,000	$389,000	$4,605,000

Stock-based compensation expense	--	--	314,000	--	--	--	314,000
Exercise of pre-funded warrants	224,445		22,000	--	--	--	22,000
Exercise of warrants	267,271	--	1,604,000	--	--	--	1,604,000
Discount due to beneficial conversion features	--	--	3,112,000	--	--	--	3,112,000
Conversion of note payable to common stock	104,445	1,000	188,000	--	--	--	189,000
Issuance of Common Stock, net	344,419	--	1,993,000	--	--	--	1,993,000
Foreign currency translation gain	--	--	--	--	1,000	--	1,000
Net loss	--	--	--	(6,437,000)		(73,000)	(6,510,000)
Balance at June 30, 2020	6,709,465	$7,000	$252,937,000	$(247,971,000)	$41,000	$316,000	$5,330,000

* Accumulated other comprehensive loss.

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,203,000)	$(11,253,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320,000	392,000
Stock based compensation expense	2,357,000	381,000
Amortization of debt discount/premium, net	1,815,000	1,257,000
Amortization of accelerated debt discount due to conversion	--	2,486,000
Reserve for excess and slow-moving inventories	98,000	3,744,000
Loss on disposal of equipment	--	114,000
Gain on extinguishment of debt	(652,000)	--
Net change in operating assets and liabilities:
Accounts receivable	140,000	(378,000)
Inventories	(1,042,000)	(5,108,000)
Prepaid expenses and other assets	524,000	(65,000)
Accounts payable	(236,000)	1,812,000
Interest payable - related party	(976,000)	(912,000)
Accrued payroll and related expenses	(4,000)	238,000
Deferred revenue – short-term	294,000	167,000
Other current liabilities	(434,000)	(1,607,000)
Long-term deferred revenue and other noncurrent liabilities	(245,000)	(221,000)

Net cash used in operating activities	(5,244,000)	(8,953,000)

Cash flows from investing activities:
Capital expenditures	(80,000)	(23,000)

Net cash used in investing activities	(80,000)	(23,000)

Cash flows from financing activities:

Proceeds from convertible promissory note-related party	--	4,287,000
Payments on financing lease obligations	--	(22,000)
Proceeds from issuance of common stock, net of expenses	6,832,000	5,214,000
Proceeds from exercise of options, warrants and pre-funded warrants	--	1,683,000
Proceeds from note payable	--	646,000

Net cash provided by financing activities	6,832,000	11,808,000

Effects of foreign currency rate changes on cash and cash equivalents	(1,000)	(5,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,507,000	2,827,000

Cash, cash equivalents and restricted cash at beginning of period	7,161,000	4,157,000
Cash, cash equivalents and restricted cash at end of period	$8,668,000	$6,984,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,202,000	$2,031,000
Supplemental non-cash financing and investing information:
Recording of beneficial conversion feature on debt	$--	$4,981,000
Related party promissory note converted to common stock	$--	$3,000,000
Convertible promissory note converted to common stock	$--	$369,000

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

Operating results for the three-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ThermoGenesis Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of ThermoGenesis Holdings, Inc. and its wholly-owned subsidiaries, ThermoGenesis Corp. and TotipotentRX Cell Therapy, Pvt. Ltd and ThermoGenesis Corp’s majority-owned subsidiary, CARTXpress Bio. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

2. GOING CONCERN

At June 30, 2021, the Company had cash and cash equivalents of $8,668,000 and working capital of $4,166,000. The Company has incurred historical losses from operations and expects to continue to incur operating losses in the near future. These recurring losses raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing of this report. The Company may need to raise additional capital to grow its business, fund operating expenses and make interest payments. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through debt borrowings, sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies to those disclosed in the Company’s Annual Report filed on its Form 10-K for the year ended December 31, 2020.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company was not profitable for the six months ended June 30, 2021 and has a full valuation allowance on all net operating loss (“NOL”) tax carryforwards. As such, the adoption of this standard did not have a material impact on the Company’s financial statements.

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

Revenue Recognition

Revenue is recognized based on the five-step process outlined in Accounting Standards Codification (“ASC”) 606.

The following tables summarize the revenues by product line:

	Three Months Ended June 30, 2021
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,048,000	$48,000	$--	$1,096,000
BioArchive	223,000	326,000	--	549,000
CAR-TXpress	287,000	30,000	72,000	389,000
Manual Disposables	116,000	--	--	116,000
Other	30,000	--	21,000	51,000
Total	$1,704,000	$404,000	$93,000	$2,201,000

	Six Months Ended June 30, 2021
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,273,000	$87,000	$--	$1,360,000
BioArchive	431,000	868,000	--	1,299,000
CAR-TXpress	542,000	58,000	143,000	743,000
Manual Disposables	245,000	--	--	245,000
Other	37,000	--	34,000	71,000
Total	$2,528,000	$1,013,000	$177,000	$3,718,000

	Three Months Ended June 30, 2020
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$621,000	$48,000	$--	$669,000
BioArchive	165,000	294,000	--	459,000
CAR-TXpress	550,000	13,000	71,000	634,000
Manual Disposables	198,000	--	--	198,000
Other	238,000	--	44,000	282,000
Total	$1,772,000	$355,000	$115,000	$2,242,000

	Six Months Ended June 30, 2020
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$2,829,000	$72,000	$--	$2,901,000
BioArchive	329,000	626,000	--	955,000
CAR-TXpress	702,000	25,000	142,000	869,000
Manual Disposables	401,000	--	--	401,000
Other	252,000	--	64,000	316,000
Total	$4,513,000	$723,000	$206,000	$5,442,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet). Revenues recognized during the three and six months ended June 30, 2021 that were included in the beginning balance of deferred revenue were $130,000 and $403,000, respectively. Short-term deferred revenues increased from $608,000 to $903,000 and long-term deferred revenues decreased from $1,596,000 to $1,442,000 during the six months ended June 30, 2021, respectively.

Exclusivity Fee

On August 30, 2019, the Company entered into a Supply Agreement with Corning Incorporated (the “Supply Agreement”). The Supply Agreement has an initial term of five years with Corning having two options to renew for an additional two-years (up to four years total), unless terminated by either party in accordance with the terms of the Supply Agreement (collectively, the “Term”). Pursuant to the Supply Agreement, the Company has granted Corning exclusive worldwide distribution rights for substantially all X-Series® products under the CAR-TXpress™ platform (the “Products”) manufactured by its subsidiary, ThermoGenesis Corp., for the duration of the Term, subject to certain geographical and other exceptions. In addition to any amounts payable throughout the Term for the Products, as consideration for the exclusive worldwide distribution rights for the Products, Corning paid a $2,000,000 exclusivity fee. For the three and six months ended June 30, 2021 and 2020, the Company recorded revenue related to the exclusivity fee of $72,000 and $143,000, respectively. The remaining balance of the $2,000,000 payment of $1,477,000 was recorded to deferred revenue, with $286,000 in short term deferred revenue and $1,191,000 recorded in long-term deferred revenue.

Backlog of Remaining Customer Performance Obligations

The following table includes revenue expected to be recognized and recorded as sales in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Remainder of 2021	2022	2023	2024	2025 and beyond	Total
Service revenue	$690,000	$886,000	$412,000	$151,000	$85,000	$2,224,000
Clinical revenue	6,000	13,000	13,000	13,000	160,000	205,000
Exclusivity fee	143,000	286,000	286,000	286,000	476,000	1,477,000
Total	$839,000	$1,185,000	$711,000	$450,000	$721,000	$3,906,000

Revenues are net of normal discounts. Shipping and handling fees billed to customers are included in net revenues, while the related costs are included in cost of revenues.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not have an impact on net loss as previously reported. For the three and six month period ended June 30, 2021, sales and marketing and general and administrative expenses were combined into one line item identified as sales, general and administrative expenses on the Statement of Operations. Additionally, the loss on equity method investments was combined with other income on the Statement of Operations.

4.         NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding plus the pre-funded warrants. For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration and have no vesting or other contingencies associated with them. As of June 30, 2021, all pre-funded warrants previously issued have been exercised and none are currently outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents noted below is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at June 30:

	2021	2020
Common stock equivalents of convertible promissory note and accrued interest	6,758,897	6,676,112
Vested Series A warrants	--	40,441
Unvested Series A warrants(1)	--	69,853
Warrants – other	653,248	1,006,190
Stock options	386,461	893,349
Total	7,798,606	8,685,945

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

In March 2021, ImmuneCyte completed an acquisition to acquire Boyalife’s Cellular Therapy Division, for 12,000,000 shares in ImmuneCyte and Shangai KDWinfo Technology Co. Ltd. For 500,000 shares in ImmuneCyte. Following the acquisitions, the Company’s ownership percentage in ImmuneCyte decreased from 18.79% to 8.64%. The Company performed an analysis of the transaction and noted that none of the factors supporting significant influence changed as a result of the acquisition. Therefore, it was concluded that significant influence remains and the Company will continue to account for the transaction using the equity method. The Company recognized a dilution gain of $262,000 representing its share of the net assets acquired by ImmuneCyte. However, at the time of the acquistion, the Company had accumulated losses of $428,000 in its investment in ImmuneCyte. As the accumulated losses were greater than the dilution gain, no entry was recorded by the Company for its investment in ImmuneCyte for the quarter ended March 31, 2021.

As of June 30, 2021, the value of the Company’s investment in ImmuneCyte on its Balance Sheet is $0. For the quarter ended June 30, 2021, ImmuneCyte had a net income of $599,000, its current assets were $3,753,000 and current liabilities were $2,013,000.

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of the Boyalife Group (USA), Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement, as amended, grants to the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). As of June 30, 2021 and December 31, 2020, the Company had an outstanding principal balance on the Loan of $10,000,000.

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

The following summarizes the Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt Discount	Carrying Value
At June 30, 2021	3/6/2022	22%	$1.80	$10,000,000	$(2,410,000)	$7,590,000
At December 31, 2020	3/6/2022	22%	$1.80	$10,000,000	$(4,065,000)	$5,935,000

The Company amortized $827,000 and $1,655,000 of debt discount to interest expense for the three and six months ended June 30, 2021 and $729,000 and $1,276,000 for the three and six months ended June 30 2020, respectively. In addition to the amortization, the Company also recorded interest expense of $556,000 and $1,106,000 for the three and six months ended June 30, 2021 and $515,000 and $957,000 for the three and six months ended June 30 2020, respectively. The interest payable balance as of June 30, 2021 and December 31, 2020 was $1,106,000 and $2,082,000, respectively.

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

The following summarizes the July 2019 Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt Discount	Carrying Value
At June 30, 2021	7/31/2022	24%	$1.80	$1,000,000	$(347,000)	$653,000
At December 31, 2020	7/31/2022	24%	$1.80	$1,000,000	$(507,000)	$493,000

The Company recorded amortization expense for the debt discount on the July 2019 Note for the three and six months ended June 30, 2021 of $80,000 and $161,000, respectively; and $27,000 for the three and six months ended June 30, 2020. Interest expense related to the July 2019 Note was $60,000 and $120,000 for the three and six months ended June 30, 2021 and 2020.

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

The following summarizes the Company’s operating leases:

	June 30, 2021	December 31, 2020
Right-of-use operating lease assets, net	$654,000	$730,000
Current lease liability (included in other current liabilities)	180,000	157,000
Non-current lease liability	508,000	604,000

Weighted average remaining lease term	2.9	3.4
Discount rate	22%	22%

Maturities of lease liabilities by year for our operating leases are as follows:

2021 (Remaining)	$157,000
2022	319,000
2023	328,000
2024	139,000
Total lease payments	$943,000
Less: imputed interest	(255,000)
Present value of operating lease liabilities	$688,000

Statement of Cash Flows

In January 2019, the Company signed an amendment to its Rancho Cordova, California lease. The amendment was accounted for as a modification and resulted in a right-of-use asset of $966,000 being recognized as a non-cash addition on the date of the amendment. Cash paid for amounts included in the measurement of operating lease liabilities included in cash flow from operating activities was $77,000 and $153,000 for the three and six months ended June 30, 2021 and $75,000 and $149,000 for the three and six months ended June 30, 2020, respectively.

Operating Lease Costs

Operating lease costs were $110,000 and $219,000 for the three and six months ended June 30, 2021 and $105,000 and $208,000 for the three and six months ended June 30, 2020, respectively. These costs are primarily related to long-term operating leases, but also include amounts for variable lease costs, as well as immaterial and short-term leases.

Finance Leases

Finance leases are included in equipment and other current and non-current liabilities on the condensed consolidated balance sheet. The amortization and interest expense are included in general and administrative expense and interest expense, respectively on the statement of operations. These leases were not material for the three and six months ended June 30, 2021 and 2020.

8.       COMMITMENTS AND CONTINGENCIES

Contingencies

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of June 30, 2021, except as disclosed, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s condensed consolidated financial position, operating results or cash flows.

Financial Covenants

On July 13, 2020, the Company, entered into a Manufacturing and Supply Amending Agreement #2 with CBR Systems, Inc. (“CBR”) with an effective date of July 13, 2020 (the “Amendment”). The Amendment amends the Manufacturing and Supply Agreement entered into on May 15, 2017 and Amendment #1 dated March 16, 2020 by the Company and CBR. The Amendment, among other things, revised the amount of certain products to be purchased, pricing of those products and removal of the safety stock requirement. In addition, the Amendment updated the financial requirement to exclude convertible debt from the definition of short-term debt under events or conditions that constitute a default. The Amendment states that the Company’s cash balance and short-term investments net of non-convertible debt and borrowed funds that are payable within one year must be greater than $1,000,000 at any month end. The Company was in compliance with this agreement as of June 30, 2021.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited condensed consolidated balance sheets. The change in the warranty liability for the six months ended June 30, 2021 is summarized in the following table:

Balance at December 31, 2020	$154,000
Warranties issued during the period	21,000
Settlements made during the period	(75,000)
Changes in liability for pre-existing warranties during the period	--
Balance at June 30, 2021	$100,000

9.    PAYMENT PROTECTION PROGRAM

On April 21, 2020, the Company entered into a promissory note and received a Paycheck Protection Program loan “PPP Loan” from the Small Business Association “SBA”, which was established under the CARES Act. The Company received net proceeds of $646,000 from the PPP Loan. The term of the PPP Loan is two years with an interest rate of 1.00% per annum, which was deferred for the first six months of the term of the loan or after an application is filed for loan forgiveness, whichever is later. Each monthly payment shall be in the amount which would fully amortize the principal balance outstanding under the PPP Loan. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note of the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of the amount outstanding under the PPP Loan. In late December 2020, the Company applied with the SBA for forgiveness of the PPP Loan and was notified on March 30, 2021 that the SBA had approved our application to forgive the entire amount of the loan and accrued interest. For the six months ended June 30, 2021, the Company recorded a gain on extinguishment of debt of $652,000 representing the principal and accrued interest for the PPP Loan at the time of forgiveness.

10.   STOCKHOLDERS’ EQUITY

Common Stock

On December 13, 2019, the Company entered into an At The Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”) (the “ATM Agreement”), pursuant to which the Company may offer and sell, from time to time through H.C. Wainwright, shares of the Company’s common stock, having an aggregate offering price of up to $4,400,000 and on May 19, 2020 the ATM Agreement was amended to increase the aggregate value of up to $15,280,313 (the “HCW Shares”). As of June 30, 2021, the Company sold a total of 5,597,484 shares of the Company’s common stock for aggregate gross proceeds of $15,280,000 at an average selling price of $2.73 per share, resulting in net proceeds of approximately $14,568,000 after deducting legal expenses, audit fees, commissions and other transaction costs of approximately $712,000. For the six months ended June 30, 2021, the Company sold 2,976,832 shares of common stock for net proceeds of $6,832,000 after deducting $224,000 in commissions and other transaction costs.

Stock Based Compensation

In May 2021, five Company executives voluntarily surrendered the options they were awarded in June 2020.  At the time they were surrendered, the exercise price of the options was underwater.  No payment or other consideration was paid to the Company executives for surrendering the options.  In total 490,000 options were cancelled.  As a result of the cancellation, the remaining unamortized expense of $2,008,000 was accelerated and recorded in the three months ended June 30, 2021.

The Company recorded stock-based compensation of $2,099,000 and $2,357,000 for the three and six months ended June 30, 2021, and $314,000 and $381,000 for the three and six months ended June 30, 2020, respectively, as comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$5,000	$2,000	$10,000	$2,000
Selling, general and administrative	1,914,000	291,000	2,130,000	343,000
Research and development	180,000	21,000	217,000	36,000
	$2,099,000	$314,000	$2,357,000	$381,000

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	889,636	$8.57

Cancelled / Forfeited	503,050

Outstanding at June 30, 2021	386,461	$11.88	7.4	$--

Vested and expected to vest at June 30, 2021	335,786	$9.15	7.3	$--

Exercisable at June 30, 2021	244,211	$10.31	7.1	$--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the six months ended June 30, 2021.

Warrants

A summary of warrant activity for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contract Term
Balance at December 31, 2020	1,116,484	$37.27	0.49
Warrants expired	463,236
Warrants exercised	--	$--
Outstanding at June 30, 2021	653,248	$6.97	1.90
Exercisable at June 30, 2021	653,248	$6.97	1.90

11.    MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable as follows:

For net revenues, one customer accounted for 18% and 0%, a second customer accounted for 16% and 1%, a third customer accounted for 11% and 25% and a fourth customer accounted for 0% and 18% for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, one customer accounted for 13% and 14%, a second customer accounted for 11% and 1%, while a third customer accounted for 11% and 30% of net revenues, respectively.

At June 30, 2021, four customers accounted for 68% of accounts receivable. At December 31, 2020, three customers accounted for 72% of accounts receivable.

12.    SUBSEQUENT EVENTS

The Company has evaluated events subsequent to June 30, 2021 through the date of this filing and determined that no subsequent events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward‑Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and in the future could affect, actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet U.S. Food and Drug Administration (“FDA”) regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, uncertainty associated with the COVID-19 pandemic, and other risk factors listed from time to time in our reports with the Securities and Exchange Commission (“SEC”), including, in particular, those set forth in The Company’s Form 10-K for the year ended December 31, 2020.

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

Results of Operations for the Three Months Ended June 30, 2021 as Compared to the Three Months Ended June 30, 2020

The following tables summarizes revenues by product line:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
AXP	$1,096,000	$669,000	$427,000	64%
BioArchive	549,000	459,000	90,000	20%
CAR-TXpress	389,000	634,000	(245,000)	(39)%
Manual Disposables	116,000	198,000	(82,000)	(41)%
Other	51,000	282,000	(231,000)	(82)%
Total	$2,201,000	$2,242,000	$(41,000)	(2)%

Net Revenues

Net revenues decreased by $41,000 or 2%, from $2,242,000 to $2,201,000 for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.  The decline was primarily driven by CAR-TXpress sales, which decreased by $245,000 or 39% in the three months ended June 30, 2021 as compared to the same period in 2020.  The decline was driven by the COVID-19 pandemic, which has limited the Company’s exclusive distributor sales and marketing activities and limited its ability to perform product demos for potential new customers.  Additionally, Other sales decreased by $231,000 or 82%.  This decline was due primarily to COVID-19 antibody testing kits which the Company sold in the three months ended June 30, 2020, but is no longer selling in the same period in 2021.

These decreases were offset by increases in both the AXP and BioArchive product lines.  AXP sales increased by $427,000 or 64% and BioArchive increased by $90,000 or 20% in the three months ended June 30, 2021 as compared to the same period in 2020.  We believe this is a positive sign showing that cord blood revenues may be starting to return to pre-pandemic levels.  While we don’t have any specific industry data at this time on the number of cord blood units stored globally, AXP disposable sales increased by approximately 150 cases in the second quarter of 2021 as compared to 2020.  The increased demand for AXP bagsets appears to imply that global cord blood units stored are beginning to pick up.  We currently anticipate this trend continuing and cord blood units stored potentially returning to pre-pandemic levels in the next few quarters.

Gross Profit

The Company’s gross profit increased by $3,618,000 to $986,000 or 45% of net revenues for the three months ended June 30, 2021, compared to $(2,632,000) or (117)% for three months ended June 30, 2020. The increase was driven by a one-time expense of approximately $3,600,000 incurred in the three months ended June 30, 2020 of an inventory reserve for the remaining on hand inventory of COVID-19 testing kits at that time. Additionally, the Company had an increase in gross profit from AXP disposables due to 154 more cases being sold in the three months ended June 30, 2021 as compared to the same period in 2020. This increase was offset by a decrease in gross profit from CAR-TXpress, which had sales decline by $245,000 in the same period.

Selling, General and Administrative

Sales, general and administrative expenses for the three months ended June 30, 2021 were $3,502,000 compared to $1,978,000 for the three months ended June 30, 2020, an increase of $1,524,000 or 77%. The increase was driven by stock compensation expense, which increased by approximately $1,600,000 primarily due to the accelerated expense for the stock options that were voluntarily surrendered by Company executives in the three months ended June 30, 2021.  The increase is offset by a decrease of approximately $100,000 due to a fixed asset impairment expense recognized in the three months ended June 30, 2020.

Research and Development Expenses

Consolidated research and development expenses were $622,000 for the three months ended June 30, 2021 as compared to $578,000 for the three months ended June 30, 2020, an increase of $44,000 or 8%.  The increase was driven by approximately $150,000 more in stock compensation expense offset by a decrease of approximately $100,000 related to lower salaries and benefits in the three months ended June 30, 2021 as compared to the same period in 2020.

Interest Expense

Interest expense for the three months ended June 30, 2021 was $1,524,000, compared to $1,314,000 for the three months ended June 30, 2020, an increase of $210,000 or 16%. The increase was driven by additional interest expense and amortization of the debt discount related to the Revolving Credit Agreement with Boyalife Asset Holding II, Inc. in the three months ended June 30, 2021 as compared to the same period in 2020.

Results of Operations for the Six Months Ended June 30, 2021 as Compared to the Six Months Ended June 30, 2020

The following tables summarizes revenues by product line:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
AXP	$1,360,000	$2,901,000	(1,541,000)	(53)%
BioArchive	1,299,000	955,000	344,000	36%
CAR-TXpress	743,000	869,000	(126,000)	(14)%
Manual Disposales	245,000	401,000	(156,000)	(39)%
Other	71,000	316,000	(245,000)	(78)%
Total	$3,718,000	$5,442,000	$(1,724,000)	(32)%

Net Revenues

Net revenues decreased by $1,724,000 or 32%, from $3,718,000 to $5,442,000 for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.  The decrease was driven by AXP® disposable sales which declined by approximately $1,600,000 with approximately 900 fewer cases sold in the first quarter of 2021 as compared to 2020.  The primary driver of the decrease was the COVID-19 pandemic which has had a significant impact on our sales since it began over a year ago.  We have started to experience increases in sales in the second quarter, which appears to provide evidence that global cord blood units stored may be beginning to pick back up.  We currently anticipate this trend continuing and cord blood units stored could be returning to pre-pandemic levels in the next few quarters.

BioArchive sales posted a $344,000 increase in the six months ended June 30, 2021 as compared to the same period in 2020.  The increase was driven by higher service revenue in the six months ended June 30, 2021.  Offsetting this increase was decreases in the CAR-TXpress and manual disposable primarily as a result of the COVID-19 pandemic.  Other revenues also decreased due to COVID-19 testing kits of which the Company didn’t sell in the six months ended June 30, 2021.

Gross Profit

The Company’s gross profit was $1,694,000 or 46% of net revenues for the six months ended June 30, 2021, compared to $(1,140,000) or (21)% for the six months ended June 30, 2020, an increase of $2,834,000.  The increase was driven by a lower inventory reserve expense of approximately $3,500,000 in the six months ended June 30, 2021 as compared to the same period in 2020.  The inventory reserve recognized in 2020 was primarily for COVID-19 testing kits, which are no longer being sold by the Company.  Offsetting the increase was a decrease in gross profit provided by the AXP product line.  The six months ended June 30, 2021 had 900 fewer cases of AXP disposables sold as compared to the same period in 2020, resulting in approximately $700,000 less in gross profit.

Selling, General and Administrative

Sales, general and administrative expenses for the six months ended June 30, 2021 were $5,494,000 compared to $4,070,000 for the six months ended June 30, 2020, an increase of $1,424,000 or 35%. The increase was driven by stock compensation expense, which increased by approximately $1,800,000 primarily due to the accelerated expense for the stock options that were voluntarily surrendered by Company executives in the six months ended June 30, 2021.  The increase is offset by a decrease of approximately $220,000 due to the absence of legal and other expenses related to the Mavericks lawsuit and approximately $100,000 due to a fixed asset impairment expense incurred in the six months ended June 30, 2020.  Additionally, the Company incurred approximately $50,000 in expenses related to its annual stockholder meeting in the six months ended June 30, 2020.  In 2021, the Company anticipates moving that meeting to the fourth quarter and expects to incur the expenses later in the year.

Research and Development Expenses

Consolidated research and development expenses were $1,001,000 for the six months ended June 30, 2021, compared to $1,187,000 for the six months ended June 30, 2020, a decrease of $186,000 or 16%.  The decrease was driven by lower salaries and benefits of approximately $225,000 offset by increased project expenses driven by BACS development in the six months ended June 30, 2021 as compared to the same period in 2020.

Interest Expense

Interest expense decreased to $3,043,000 for the six months ended June 30, 2021 as compared to $4,845,000 for the six months ended June 30, 2020, a decrease of $1,802,000. The decrease is driven an accelerated expense of $2,486,000 for the unamortized debt discount of the beneficial conversion feature associated with the portions of the Revolving Credit Agreement with Boyalife Asset Holding II, Inc. which were converted in the six months ended June 30, 2020. This decrease was offset by additional interest expense and debt discount amortization of approximately $500,000 related to additional draw down from the Revolving Credit Agreement with Boyalife Asset Holding II, Inc. that occurred in the second quarter of 2020.

Liquidity and Capital Resources

At June 30, 2021, the Company had cash and cash equivalents of $8,668,000 and working capital of $4,166,000. This compares to cash and cash equivalents of $7,161,000 and working capital of $9,155,000 at December 31, 2020. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

The Company has a Revolving Credit Agreement with Boyalife Asset Holding II, Inc. As of June 30, 2021, the Company had drawn down the full $10,000,000 that is available under the Revolving Credit Agreement, which matures in March of 2022. Boyalife Asset Holding II, Inc. is a wholly-owned subsidiary of Boyalife Group Inc. (USA), which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors.

During 2020, the Company received a loan totalling net proceeds of $646,000 from the SBA under the Payment Protection Program of the CARES Act, in response to the COVID-19 pandemic described above. The CARES Act permits that a loan may be forgiven if certain criteria are met. In March 2021, the SBA approved the Company’s application to forgive the entire amount of the debt. In the six months ended June 30, 2021, the Company recognized a gain of the forgiveness of debt for $652,000 representing the principal balance and accrued interest related to the loan at the time of forgiveness.

The Company has incurred recurring operating losses and as of June 30, 2021 had an accumulated deficit of $260,235,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing of this report. The Company may require additional capital to grow the business, to fund other operating expenses and to make interest payments. The Company’s ability to fund its cash needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through bank borrowings or public or private sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to us, if at all.

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

Three months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,
	2021	2020
Net loss	$(4,672,000)	$(6,510,000)

Deduct:
Interest expense	(1,524,000)	(1,314,000)
Other expense	(10,000)	(8,000)
Loss from operations	$(3,138,000)	$(5,188,000)

Add:
Depreciation and amortization	154,000	193,000
Stock-based compensation expense	2,099,000	314,000
Adjusted EBITDA	$(885,000)	$(4,681,000)

Adjusted EBITDA for the three months ended June 30, 2021 was a loss of $885,000, compared to a loss of $4,681,000 for the three months ended June 30, 2020, an increase of $3,796,000.  The adjusted EBITDA improvement was primarily due to lower inventory reserve expense of approximately $3,600,000 related to COVID-19 testing kits which was incurred in the three months ended June 30, 2020. Additionally, the three months ended June 30, 2020 had approximately $100,000 in fixed asset impairment expense, with no similar charges occurring in the three months ended June 30, 2021.

Six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended June 30,
	2021	2020
Net Loss	$(7,203,000)	$(11,253,000)

Deduct:
Interest expense	(3,043,000)	(4,845,000)
Other income (expense)	(11,000)	(11,000)
Gain on extinguishment of debt	652,000	--
Loss from operations	$(4,801,000)	$(6,397,000)

Add:
Depreciation and amortization	320,000	392,000
Stock-based compensation expense	2,357,000	381,000
Adjusted EBITDA	$(2,124,000)	$(5,624,000)

The adjusted EBITDA loss was $2,124,000 for the six months ended June 30, 2021 compared to a loss of $5,624,000 for the six months ended June 30, 2020, an increase of $3,500,000.  The adjusted EBITDA improvement was primarily due to lower inventory reserve expense of approximately $3,500,000 primarily related to COVID-19 testing kits which was incurred in the six months ended June 30, 2020. Additionally, the six months ended June 30, 2020 also had $225,000 more in research and development salaries and benefits, approximately $100,000 in fixed asset impairment expense and approximately $50,000 in annual meeting expenses.  Offsetting the increased expenses incurred in the six months ended June 30, 2020 was a decrease in gross profit provided by the AXP product line.  The six months ended June 30, 2021 had 900 fewer cases of AXP disposables sold as compared to the same period in 2020, resulting in approximately $700,000 less in gross profit.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

ThermoGenesis Holdings is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide information under this item.

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) or 15d-15(e)) as of June 30, 2021. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have both concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

In the normal course of operations, we may have disagreements or disputes with distributors, vendors, employees or other parties. Such potential disputes are seen by management as a normal part of business and while the outcome of such disagreements and disputes cannot be predicted with certainty, we do not believe that any pending legal proceedings are material. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A.      RISK FACTORS.

There have been no material changes to the risk factors relating to the Company set forth in f, “Item IA. Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.         MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.         OTHER INFORMATION.

None.

ITEM 6.         EXHIBITS.

An index of exhibits is found on page 26 of this report.

Item 6.          Exhibits.

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ThermoGenesis Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Holdings, Inc. (Registrant)

Dated: August 12, 2021	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)
Dated: August 12, 2021	/s/ Jeffery Cauble
Jeffery Cauble Chief Financial Officer (Principal Financial Officer)