Form 10-Q
period 2021-09-30
ThermoGenesis Holdings, Inc.
filed 2021-11-12
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2021
Common stock, $.001 par value	11,911,784

ThermoGenesis Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$7,634,000	$7,161,000
Accounts receivable, net of allowance for doubtful accounts of $212,000 at September 30, 2021 ($214,000 at December 31, 2020)	2,571,000	1,382,000
Inventories	5,538,000	5,877,000
Prepaid expenses and other current assets	1,138,000	878,000
Total current assets	16,881,000	15,298,000

Inventories, non-current	1,784,000	1,221,000
Equipment and leasehold improvements, net	1,339,000	1,424,000
Right-of-use operating lease assets, net	614,000	730,000
Goodwill	781,000	781,000
Other intangible assets, net	1,326,000	1,358,000
Other assets	48,000	48,000
Total assets	$22,773,000	$20,860,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,502,000	$1,366,000
Accrued payroll and related expenses	461,000	349,000
Deferred revenue – short-term	943,000	608,000
Convertible promissory note – related party, net	8,417,000	--
Interest payable – related party	1,668,000	2,082,000
Note payable – short-term	--	447,000
Convertible promissory note, net	733,000	--
Other current liabilities	1,011,000	1,291,000
Total current liabilities	14,735,000	6,143,000

Convertible promissory note – related party, net	--	5,935,000
Convertible promissory note, net	--	493,000
Note payable	--	199,000
Operating lease obligations – long-term	455,000	604,000
Deferred revenue – long-term	1,395,000	1,596,000
Other noncurrent liabilities	20,000	20,000
Total liabilities	16,605,000	14,990,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--
Common stock, $0.001 par value; 350,000,000 shares authorized; 11,911,784 issued and outstanding (8,934,952 at December 31, 2020)	12,000	9,000
Additional paid in capital	268,336,000	259,058,000
Accumulated deficit	(262,009,000)	(253,283,000)
Accumulated other comprehensive loss	28,000	16,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity	6,367,000	5,800,000

Noncontrolling interests	(199,000)	70,000
Total equity	6,168,000	5,870,000
Total liabilities and equity	$22,773,000	$20,860,000

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net revenues	$3,158,000	$2,355,000	$6,876,000	$7,797,000
Cost of revenues	2,043,000	844,000	4,067,000	7,426,000

Gross profit (loss)	1,115,000	1,511,000	2,809,000	371,000

Expenses:
Selling, general and administrative	1,677,000	1,844,000	7,171,000	5,913,000
Research and development	543,000	750,000	1,544,000	1,937,000

Total operating expenses	2,220,000	2,594,000	8,715,000	7,850,000

Loss from operations	(1,105,000)	(1,083,000)	(5,906,000)	(7,479,000)

Other expenses:
Interest expense	(1,530,000)	(1,531,000)	(4,573,000)	(6,377,000)
Gain/(loss) on extinguishment of debt	--	--	652,000	--
Other income/(expense)	843,000	5,000	833,000	(6,000)

Total other expense	(687,000)	(1,526,000)	(3,088,000)	(6,383,000)

Net loss	(1,792,000)	(2,609,000)	(8,994,000)	(13,862,000)

Loss attributable to noncontrolling interests	(18,000)	(146,000)	(269,000)	(360,000)
Net loss attributable to common stockholders	$(1,774,000)	$(2,463,000)	$(8,725,000)	$(13,502,000)

COMPREHENSIVE LOSS
Net loss	$(1,792,000)	$(2,609,000)	$(8,994,000)	$(13,862,000)
Other comprehensive loss:
Foreign currency translation adjustments gain (loss)	(1,000)	(19,000)	12,000	20,000
Comprehensive loss	(1,793,000)	(2,628,000)	(8,982,000)	(13,842,000)
Comprehensive loss attributable to noncontrolling interests	(18,000)	(146,000)	(269,000)	(360,000)
Comprehensive loss attributable to common stockholders	$(1,775,000)	$(2,482,000)	$(8,713,000)	$(13,482,000)

Per share data:

Basic and diluted net loss per common share	$(0.15)	$(0.37)	$(0.74)	$(2.36)

Weighted average common shares outstanding – basic and diluted	11,911,784	6,711,664	11,757,211	5,728,105

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity

For the Three and Nine Months Ended September 30, 2021 (Unaudited)

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non- Controlling interests	Total Equity
Balance at January 1, 2021	8,934,952	$9,000	$259,058,000	$(253,283,000)	$16,000	$70,000	$5,870,000

Stock-based compensation expense	--	--	258,000	--	--	--	258,000
Issuance of common stock via at- the-market offering, net	2,976,832	3,000	6,829,000	--	--	--	6,832,000
Foreign currency translation gain	--	--	--	--	1,000	--	1,000
Net loss	--	--	--	(2,413,000)	--	(118,000)	(2,531,000)
Balance at March 31, 2021	11,911,784	$12,000	$266,145,000	$(255,696,000)	$17,000	$(48,000)	$10,430,000

Stock-based compensation expense	--	--	2,099,000	--	--	--	2,099,000
Foreign currency translation gain	--	--	--	--	12,000	--	12,000
Net loss	--	--	--	(4,539,000)	--	(133,000)	(4,672,000)
Balance at June 30, 2021	11,911,784	$12,000	$268,244,000	$(260,235,000)	$29,000	$(181,000)	$7,869,000

Stock-based compensation expense	--	--	92,000	--	--	--	92,000
Foreign currency translation gain	--	--	--	--	(1,000)	--	(1,000)
Net loss	--	--	--	(1,774,000)	--	(18,000)	(1,792,000)
Balance at September 30, 2021	11,911,784	$12,000	$268,336,000	$(262,009,000)	$28,000	$(199,000)	$6,168,000

* Accumulated other comprehensive loss.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity

For the Three and Nine Months Ended September 30, 2020 (Unaudited)

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non- Controlling interests	Total Equity
Balance at January 1, 2020	2,843,601	$3,000	$237,313,000	$(236,932,000)	$2,000	$530,000	$916,000

Stock-based compensation expense	--	--	67,000	--	--	--	67,000
Exercise of pre-funded warrants	100,000	--	10,000	--	--	--	10,000
Exercise of warrants	7,866	--	47,000	--	--	--	47,000
Discount due to beneficial conversion features	--	--	1,869,000	--	--	--	1,869,000
Conversion of related party note payable to common stock	1,666,670	2,000	2,998,000	--	--	--	3,000,000
Conversion of note payable to common stock	100,000	--	180,000	--	--	--	180,000
Issuance of common stock, net	1,050,748	1,000	3,220,000	--	--	--	3,221,000
Foreign currency translation gain	--	--	--	--	38,000	--	38,000
Net loss	--	--	--	(4,602,000)	--	(141,000)	(4,743,000)
Balance at March 31, 2020	5,768,885	$6,000	$245,704,000	$(241,534,000)	$40,000	$389,000	$4,605,000

Stock-based compensation expense	--	--	314,000	--	--	--	314,000
Exercise of pre-funded warrants	224,445		22,000	--	--	--	22,000
Exercise of warrants	267,271	--	1,604,000	--	--	--	1,604,000
Discount due to beneficial conversion features	--	--	3,112,000	--	--	--	3,112,000
Conversion of note payable to common stock	104,445	1,000	188,000	--	--	--	189,000
Issuance of Common Stock, net	344,419	--	1,993,000	--	--	--	1,993,000
Foreign currency translation gain	--	--	--	--	1,000	--	1,000
Net loss	--	--	--	(6,437,000)		(73,000)	(6,510,000)
Balance at June 30, 2020	6,709,465	$7,000	$252,937,000	$(247,971,000)	$41,000	$316,000	$5,330,000

Stock-based compensation expense	--	--	234,000	--	--	--	234,000
Issuance of Common Stock, net	122,575	--	366,000	--	--	--	366,000
Foreign currency translation gain	--	--	--	--	(19,000)	--	(19,000)
Net loss	--	--	--	(2,463,000)		(146,000)	(2,609,000)
Balance at September 30, 2020	6,832,040	$7,000	$253,537,000	$(250,434,000)	$22,000	$170,000	$3,302,000

* Accumulated other comprehensive loss.

See accompanying notes.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,994,000)	$(13,862,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	477,000	569,000
Stock based compensation expense	2,449,000	615,000
Amortization of debt discount/premium, net	2,723,000	2,165,000
Amortization of accelerated debt discount due to conversion	--	2,486,000
Reserve for excess and slow-moving inventories	336,000	4,036,000
Reserve for bad debt expense	--	(6,000)
Loss on disposal of equipment	--	118,000
Gain on extinguishment of debt	(652,000)	--
Net change in operating assets and liabilities:
Accounts receivable	(1,190,000)	(414,000)
Inventories	(742,000)	(6,086,000)
Prepaid expenses and other assets	(260,000)	6,000
Accounts payable	145,000	223,000
Interest payable - related party	(413,000)	(350,000)
Accrued payroll and related expenses	111,000	225,000
Deferred revenue – short-term	334,000	80,000
Other current liabilities	(271,000)	(1,326,000)
Long-term deferred revenue and other noncurrent liabilities	(347,000)	(338,000)

Net cash used in operating activities	(6,294,000)	(11,859,000)

Cash flows from investing activities:
Capital expenditures	(64,000)	(23,000)

Net cash used in investing activities	(64,000)	(23,000)

Cash flows from financing activities:

Proceeds from convertible promissory note-related party	--	4,287,000
Payments on financing lease obligations	--	(32,000)
Proceeds from issuance of common stock, net of expenses	6,832,000	5,580,000
Proceeds from exercise of options, warrants and pre-funded warrants	--	1,683,000
Proceeds from note payable	--	646,000

Net cash provided by financing activities	6,832,000	12,164,000

Effects of foreign currency rate changes on cash and cash equivalents	(1,000)	(3,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	473,000	279,000

Cash, cash equivalents and restricted cash at beginning of period	7,161,000	4,157,000
Cash, cash equivalents and restricted cash at end of period	$7,634,000	$4,436,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,262,000	$2,094,000
Supplemental non-cash financing and investing information:
Recording of beneficial conversion feature on debt	$--	$4,981,000
Related party promissory note converted to common stock	$--	$3,000,000
Convertible promissory note converted to common stock	$--	$369,000
Transfer of inventory to fixed assets	$181,000	$--

See accompanying notes.

ThermoGenesis Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

ThermoGenesis Holdings, Inc. (“ThermoGenesis Holdings,” the “Company,” “we,” “our,” “us”), develops, commercializes and markets a range of automated technologies for chimeric antigen receptor therapies (“CAR-T”) and other cell-based therapies. The Company currently markets a full suite of solutions for automated clinical biobanking, point-of-care applications, and automation for immuno-oncology, including its semi-automated, functionally closed CAR-TXpress™ platform, which streamlines the manufacturing process for the emerging CAR-T immunotherapy market. The Company was founded in 1986 and is incorporated in the State of Delaware and headquartered in Rancho Cordova, CA.

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

●	CAR-TXpress™ Platform – a modular designed, functionally closed platform that addresses the critical unmet need for large scale cellular processing and chemistry, manufacturing and controls (“CMC”) needs for manufacturing CAR-T cell therapies. The CAR-TXpress Platform is owned and developed through a subsidiary CAR-TXpress Bio, Inc. (“CARTXpress Bio”) in which the Company owns 80% of the equity interest.

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

Operating results for the three-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ThermoGenesis Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2020.

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

At September 30, 2021, the Company had cash and cash equivalents of $7,634,000 and working capital of $2,146,000.  The Company has incurred historical losses from operations and expects to continue to incur operating losses in the near future.  The Company may need to raise additional capital to grow its business, fund operating expenses and make interest payments.  The Company’s ability to fund its liquidity needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through debt borrowings, sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all.  These factors and other indicators raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of this report.

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

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company was not profitable for the nine months ended September 30, 2021 and has a full valuation allowance on all net operating loss (“NOL”) tax carryforwards. As such, the adoption of this standard did not have a material impact on the Company’s financial statements.

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

Revenue Recognition

Revenue is recognized based on the five-step process outlined in Accounting Standards Codification (“ASC”) 606.

The following tables summarize the revenues by product line:

	Three Months Ended September 30, 2021
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$2,217,000	$72,000	$21,000	$2,310,000
BioArchive	221,000	297,000	--	518,000
CAR-TXpress	160,000	31,000	71,000	262,000
Manual Disposables	55,000	--	--	55,000
Other	9,000	--	4,000	13,000
Total	$2,662,000	$400,000	$96,000	$3,158,000

	Nine Months Ended September 30, 2021
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$3,490,000	$159,000	$1,000	$3,670,000
BioArchive	652,000	1,165,000	--	1,817,000
CAR-TXpress	702,000	89,000	214,000	1,005,000
Manual Disposables	300,000	--	--	300,000
Other	46,000	--	38,000	84,000
Total	$5,190,000	$1,413,000	$273,000	$6,876,000

	Three Months Ended September 30, 2020
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,137,000	$32,000	$--	$1,169,000
BioArchive	337,000	282,000	--	619,000
CAR-TXpress	332,000	22,000	71,000	425,000
Manual Disposables	100,000	--	--	100,000
Other	26,000	--	16,000	42,000
Total	$1,932,000	$336,000	$87,000	$2,355,000

	Nine Months Ended September 30, 2020
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$4,009,000	$103,000	$--	$4,112,000
BioArchive	675,000	900,000	--	1,575,000
CAR-TXpress	1,035,000	47,000	214,000	1,296,000
Manual Disposables	499,000	--	--	499,000
Other	276,000	--	39,000	315,000
Total	$6,494,000	$1,050,000	$253,000	$7,797,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order).  The Company does not have any material contract assets.  When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the balance sheet).  Revenues recognized during the three and nine months ended September 30, 2021 that were included in the beginning balance of deferred revenue were $118,000 and $521,000, respectively.  Short-term deferred revenues increased from $608,000 to $943,000 and long-term deferred revenues decreased from $1,596,000 to $1,395,000 during the nine months ended September 30, 2021, respectively.

Exclusivity Fee

On August 30, 2019, the Company entered into a Supply Agreement with Corning Incorporated (the “Supply Agreement”).  The Supply Agreement has an initial term of five years with Corning having two options to renew for an additional two-years (up to four years total), unless terminated by either party in accordance with the terms of the Supply Agreement (collectively, the “Term”). Pursuant to the Supply Agreement, the Company has granted Corning exclusive worldwide distribution rights for substantially all X-Series® products under the CAR-TXpress™ platform (the “Products”) manufactured by its subsidiary, ThermoGenesis Corp., for the duration of the Term, subject to certain geographical and other exceptions. In addition to any amounts payable throughout the Term for the Products, as consideration for the exclusive worldwide distribution rights for the Products, Corning paid a $2,000,000 exclusivity fee.  For the three and nine months ended September 30, 2021 and 2020, the Company recorded revenue related to the exclusivity fee of $71,000 and $214,000, respectively.  The remaining balance of the $2,000,000 payment of $1,405,000 is recorded as deferred revenue, with $286,000 in short-term deferred revenue and $1,119,000 recorded in long-term deferred revenue.

Distribution Agreement

The Company signed a new agreement with its AXP distributor in China through 2023.  The new agreement called for the distributor to purchase a minimum of $1,400,000 of AXP disposables in 2021, then $650,000 in each of the next two years.  In return for the minimum purchase commitment, the Company is providing the distributor with AXP processing devices to use during the term of the agreement.  The Company maintains ownership of these devices and they must be returned to the Company at the end of the agreement in 2024.  The Company analyzed the relevant accounting guidance and determined that the equipment and AXP bagsets represented distinct performance obligations. The equipment was concluded to be an embedded lease, accounted for as a sales-type operating lease.  At September 30, 2021, the value of those assets was approximately $180,000 and they will be amortized over their accounting estimated useful life of five years.  A portion of the revenue from each bagset shipment will be allocated and recorded as deferred revenue to be recognized as lease revenue over the term of the agreement.  The expected lease revenue is $21,000 per quarter.  At September 30, 2021, the Company had $82,000 in short term and $27,000 in long term deferred revenue related to future lease revenue.

Backlog of Remaining Customer Performance Obligations

The following table includes revenue expected to be recognized and recorded as sales in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

	Remainder of 2021	2022	2023	2024	2025 and beyond	Total
Service revenue	$359,000	$962,000	$462,000	$189,000	$85,000	$2,057,000
Clinical revenue	3,000	13,000	13,000	13,000	160,000	202,000
Device revenue(1)	21,000	674,000	674,000	41,000	--	1,410,000
Exclusivity fee	72,000	286,000	286,000	286,000	476,000	1,406,000
Total	$455,000	$1,935,000	$1,435,000	$529,000	$721,000	$5,075,000

(1)	Represents the minimum purchase requirements related to the Company AXP distributor in China

Revenues are net of normal discounts. Shipping and handling fees billed to customers are included in net revenues, while the related costs are included in cost of revenues.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not have an impact on net loss as previously reported. For the three and nine month periods ended September 30, 2021, sales and marketing and general and administrative expenses were combined into one line item identified as sales, general and administrative expenses on the Statement of Operations. Additionally, the loss on equity method investments was combined with other income on the Statement of Operations.

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

	2021	2020
Common stock equivalents of convertible promissory notes and accrued interest	7,071,241	6,988,334
Vested Series A warrants	--	40,441
Unvested Series A warrants(1)	--	69,853
Warrants – other	653,248	1,006,190
Stock options	366,595	892,149
Total	8,091,084	8,996,967

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

In March 2021, ImmuneCyte completed an acquisition to acquire Boyalife’s Cellular Therapy Division, for 12,000,000 shares in ImmuneCyte and Shangai KDWinfo Technology Co. Ltd. For 500,000 shares in ImmuneCyte.  Following the acquisitions, the Company’s ownership percentage in ImmuneCyte decreased from 18.79% to 8.64%.  The Company performed an analysis of the transaction and noted that none of the factors supporting significant influence changed as a result of the acquisition.  Therefore, it was concluded that significant influence remains and the Company will continue to account for the transaction using the equity method.  The Company recognized a dilution gain of $262,000 representing its share of the net assets acquired by ImmuneCyte.  However, at the time of the acquisition, the Company had accumulated losses of $428,000 in its investment in ImmuneCyte.  As the accumulated losses were greater than the dilution gain, no entry was recorded by the Company for its investment in ImmuneCyte for the quarter ended March 31, 2021.

As of September 30, 2021, the value of the Company’s investment in ImmuneCyte on its Balance Sheet is $0. For the quarter ended September 30, 2021, ImmuneCyte had a consolidated net loss of $750,000; its current assets were $3,283,000 and current liabilities were $2,970,000.

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of the Boyalife Group (USA), Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement, as amended, grants to the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). As of September 30, 2021 and December 31, 2020, the Company had an outstanding principal balance on the Loan of $10,000,000.

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

The following summarizes the Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt Discount	Carrying Value
At September 30, 2021	3/6/2022	22%	$1.80	$10,000,000	$(1,583,000)	$8,417,000
At December 31, 2020	3/6/2022	22%	$1.80	$10,000,000	$(4,065,000)	$5,935,000

The Company amortized $827,000 and $2,482,000 of debt discount to interest expense for the three and nine months ended September 30, 2021 and $827,000 and $2,103,000 for the three and nine months ended September 30 2020, respectively. In addition to the amortization, the Company also recorded interest expense of $562,000 and $1,668,000 for the three and nine months ended September 30, 2021 and $562,000 and $1,519,000 for the three and nine months ended September 30 2020, respectively. The interest payable balance as of September 30, 2021 and December 31, 2020 was $1,668,000 and $2,082,000, respectively.

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

The following summarizes the July 2019 Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt Discount	Carrying Value
At September 30, 2021	7/31/2022	24%	$1.80	$1,000,000	$(267,000)	$733,000
At December 31, 2020	7/31/2022	24%	$1.80	$1,000,000	$(507,000)	$493,000

The Company recorded amortization expense for the debt discount on the July 2019 Note for the three and nine months ended September 30, 2021 of $80,000 and $241,000, respectively; and $27,000 and $107,000 for the three and nine months ended September 30, 2020. Interest expense related to the July 2019 Note was $60,000 and $180,000 for the three and nine months ended September 30, 2021 and 2020.

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

The following summarizes the Company’s operating leases:

	September 30, 2021	December 31, 2020
Right-of-use operating lease assets, net	$614,000	$730,000
Current lease liability (included in other current liabilities)	193,000	157,000
Non-current lease liability	455,000	604,000

Weighted average remaining lease term	2.7	3.4
Discount rate	22%	22%

Maturities of lease liabilities by year for our operating leases are as follows:

2021 (Remaining)	$78,000
2022	319,000
2023	328,000
2024	139,000
Total lease payments	$864,000
Less: imputed interest	(217,000)
Present value of operating lease liabilities	$647,000

Statement of Cash Flows

In January 2019, the Company signed an amendment to its Rancho Cordova, California lease. The amendment was accounted for as a modification and resulted in a right-of-use asset of $966,000 being recognized as a non-cash addition on the date of the amendment. Cash paid for amounts included in the measurement of operating lease liabilities included in cash flow from operating activities was $78,000 and $231,000 for the three and nine months ended September 30, 2021 and $76,000 and $225,000 for the three and nine months ended September 30, 2020, respectively.

Operating Lease Costs

Operating lease costs were $107,000 and $316,000 for the three and nine months ended September 30, 2021 and $135,000 and $343,000 for the three and nine months ended September 30, 2020, respectively. These costs are primarily related to long-term operating leases, but also include amounts for variable lease costs, as well as immaterial and short-term leases.

Finance Leases

Finance leases are included in equipment and other current and non-current liabilities on the condensed consolidated balance sheet. The amortization and interest expense are included in general and administrative expense and interest expense, respectively on the statement of operations. These leases were not material for the three and nine months ended September 30, 2021 and 2020.

8.	COMMITMENTS AND CONTINGENCIES

Contingencies

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of September 30, 2021, except as disclosed, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s condensed consolidated financial position, operating results or cash flows.

Financial Covenants

On July 13, 2020, the Company, entered into a Manufacturing and Supply Amending Agreement #2 with CBR Systems, Inc. (“CBR”) with an effective date of July 13, 2020 (the “Amendment”). The Amendment amends the Manufacturing and Supply Agreement entered into on May 15, 2017 and Amendment #1 dated March 16, 2020 by the Company and CBR. The Amendment, among other things, revised the amount of certain products to be purchased, pricing of those products and removal of the safety stock requirement. In addition, the Amendment updated the financial requirement to exclude convertible debt from the definition of short-term debt under events or conditions that constitute a default. The Amendment states that the Company’s cash balance and short-term investments net of non-convertible debt and borrowed funds that are payable within one year must be greater than $1,000,000 at any month end. The Company was in compliance with this agreement as of September 30, 2021.

Warranty

The Company offers a warranty on all of its non-disposable products of one to two years. The Company warrants disposable products through their expiration date. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The warranty liability is included in other current liabilities in the unaudited condensed consolidated balance sheets. The change in the warranty liability for the nine months ended September 30, 2021 is summarized in the following table:

Balance at December 31, 2020	$154,000
Warranties issued during the period	53,000
Settlements made during the period	(140,000)
Changes in liability for pre-existing warranties during the period	--
Balance at September 30, 2021	$67,000

9.	PAYCHECK PROTECTION PROGRAM

On April 21, 2020, the Company entered into a promissory note and received a Paycheck Protection Program loan “PPP Loan” from the Small Business Association “SBA”, which was established under the CARES Act. The Company received net proceeds of $646,000 from the PPP Loan. The term of the PPP Loan is two years with an interest rate of 1.00% per annum, which was deferred for the first six months of the term of the loan or after an application is filed for loan forgiveness, whichever is later. Each monthly payment shall be in the amount which would fully amortize the principal balance outstanding under the PPP Loan. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note of the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of the amount outstanding under the PPP Loan. In late December 2020, the Company applied with the SBA for forgiveness of the PPP Loan and was notified on March 30, 2021 that the SBA had approved our application to forgive the entire amount of the loan and accrued interest. For the nine months ended September 30, 2021, the Company recorded a gain on extinguishment of debt of $652,000 representing the principal and accrued interest for the PPP Loan at the time of forgiveness.

10.	EMPLOYEE RETENTION TAX CREDIT

Employee Retention Tax Credits (“ERTC”), created in the  March 2020 CARES Act and then subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021, is a refundable payroll credit for qualifying businesses keeping employees on their payroll during the COVID-19 pandemic.  Under CAA and ARPA amendments, employers can claim a refundable tax credit against the employer share of social security tax equal to 70% of the qualified wages (including certain health care expenses) paid to employees from January 1, 2021 to  December 31, 2021.  Qualified wages are limited to $10,000 per employee per quarter in 2021 so the maximum ERTC available is $7,000 per employee per quarter.

The Company is eligible to receive the ERTC credits under the gross receipts decline test when comparing the first, second and third quarters of 2021 to the same quarters in 2019, which qualified the Company to claim ERTC the first three quarters of 2021 under the amended ERTC program. The Company qualified for a refundable payroll tax credit totaling $842,000 for the first three quarters of 2021, which is recorded in other income on the Company’s consolidated statement of operations for the three and nine months ended  September 30, 2021, and prepaid and other current assets on the Company’s consolidated balance sheet as of  September 30, 2021.

11.	STOCKHOLDERS’ EQUITY

Common Stock

On December 13, 2019, the Company entered into an At The Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”) (the “ATM Agreement”), pursuant to which the Company may offer and sell, from time to time through H.C. Wainwright, shares of the Company’s common stock, having an aggregate offering price of up to $4,400,000 and on May 19, 2020 the ATM Agreement was amended to increase the aggregate value of up to $15,280,313 (the “HCW Shares”). As of September 30, 2021, the Company sold a total of 5,597,484 shares of the Company’s common stock for aggregate gross proceeds of $15,280,000 at an average selling price of $2.73 per share, resulting in net proceeds of approximately $14,568,000 after deducting legal expenses, audit fees, commissions and other transaction costs of approximately $712,000. For the nine months ended September 30, 2021, the Company sold 2,976,832 shares of common stock for net proceeds of $6,832,000 after deducting $224,000 in commissions and other transaction costs.

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

The Company recorded stock-based compensation of $92,000 and $2,449,000 for the three and nine months ended September 30, 2021, and $234,000 and $615,000 for the three and nine months ended September 30, 2020, respectively, as comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$4,000	$3,000	$14,000	$5,000
Selling, general and administrative	64,000	195,000	2,194,000	538,000
Research and development	24,000	36,000	241,000	72,000
	$92,000	$234,000	$2,449,000	$615,000

The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	889,636	$8.57	8.7	$--

Cancelled / Forfeited	523,041

Outstanding at September 30, 2021	366,595	$11.86	7.1	$--

Vested and expected to vest at September 30, 2021	331,128	$12.36	6.9	$--

Exercisable at September 30, 2021	244,245	$13.97	7.0	$--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the nine months ended September 30, 2021.

Warrants

A summary of warrant activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contract Term
Balance at December 31, 2020	1,116,484	$37.27	0.49
Warrants expired	463,236
Warrants exercised	--	$--
Outstanding at September 30, 2021	653,248	$6.97	1.70
Exercisable at September 30, 2021	653,248	$6.97	1.70

12.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable as follows:

For net revenues, one customer accounted for 42% and 20%, a second customer accounted for 24% and 22% and a third customer accounted for 0% and 10% for the three months ended September 30, 2021 and 2020, respectively.  For the nine months ended September 30, 2021 and 2020, one customer accounted for 19% and 12%, a second customer accounted for 17% and 27%, while a third customer accounted for 10% and 12% of net revenues, respectively.

At September 30, 2021, two customers accounted for 67% of accounts receivable. At December 31, 2020, three customers accounted for 72% of accounts receivable.

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

●	CAR-TXpress™ Platform – a modular designed, functionally closed platform that addresses the critical unmet need for large scale cellular processing and chemistry, manufacturing and controls (“CMC”) needs for manufacturing CAR-T cell therapies. The CAR-TXpress Platform is owned and developed through a subsidiary CAR-TXpress Bio, Inc. (“CARTXpress Bio”) in which the Company owns 80% of the equity interest.

ThermoGenesis Holdings is an affiliate of the Boyalife Group, a global diversified life science holding company that focuses on stem cell technology and cell-based therapeutics.

COVID-19

We believe that the COVID-19 pandemic has had a material negative impact on the Company’s business and results of operations. The pandemic had a significant impact on the cord blood industry, with fewer cord blood units being stored globally after the start of the pandemic. The continued impact of the pandemic on the Company’s business and results of operations will depend on future developments relating to the pandemic in general and the cord blood industry in particular, and such future developments are highly uncertain and cannot be predicted. Such developments may include the continued geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak, and the possible continued impact on the U.S. or global economy and supply chains. As a result, at the time of this filing, it is impossible to predict the continued impact of the pandemic on the Company’s business, liquidity, capital resources and financial results.

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

Results of Operations for the Three Months Ended September 30, 2021 as Compared to the Three Months Ended September 30, 2020

The following tables summarizes revenues by product line:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
AXP	$2,310,000	$1,169,000	$1,141,000	98%
BioArchive	518,000	619,000	(101,000)	(16)%
CAR-TXpress	262,000	425,000	(163,000)	(38)%
Manual Disposables	55,000	100,000	(45,000)	(45)%
Other	13,000	42,000	(29,000)	(69)%
Total	$3,158,000	$2,355,000	$803,000	34%

Net Revenues

Net revenues increased by $803,000 or 34%, from $2,355,000 to $3,158,000 for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.  The increase was primarily driven by AXP sales, which increased by $1,141,000 or 98% in the three months ended September 30, 2021 as compared to the same period in 2020.  The increased AXP revenue related to the new three year contract the Company signed with its distributor in China.  The contract called for the distributor to purchase approximately three containers of AXP bagsets in 2021, representing approximately $1,400,000 in revenue.  Those containers were shipped in the third quarter of 2021.  This resulted increased revenue of approximately $1,000,000 in the third quarter of 2021 related to the Company’s distributor in China as compared to the same period in 2020, as they only purchased approximately $450,000 of AXP bagsets in the three months ended September 30, 2020.  The remainder of the increase relates to domestic AXP bagset sales, which increased by approximately 100 cases or $200,000 in the three months ended September 30, 2021 as compared to the same period in 2020.  Revenues in the Company’s other product lines decreased by a combined $338,000.  The largest decrease is related to CAR-TXpress sales.  The Company sells this product line primarily through its exclusive worldwide distributor for x-series products, Corning Incorporated.  They have indicated that the COVID-19 pandemic is still hindering their ability to expand revenue for the product line, as they are unable to on site demos and other sales activities that occurred prior to the start of the pandemic.

Gross Profit

The Company’s gross profit was $1,115,000 or 35% of net revenues for the three months ended September 30, 2021, compared to $1,511,000 or 64% of net revenues for the three months ended September 30, 2020, a decrease of $396,000 or 26%.  The decrease was driven by a refund of $800,000 received in the three months ended September 30, 2020 from ImmuneCyte relating to COVID-19 testing kits which were previously reserved by the Company in a prior quarter.  The decrease was offset by higher gross profit from AXP disposables of approximately $400,000 generated by the increased sales of AXP disposables in the three months ended September 30, 2021.

Selling, General and Administrative

Sales, general and administrative expenses for the three months ended September 30, 2021 were $1,677,000 compared to $1,844,000 for the three months ended September 30, 2020, a decrease of $167,000 or 9%. The decrease was driven by lower personnel expenses which decreased by approximately $225,000, and lower stock compensation expense, which decreased by approximately $130,000, in the three months ended September 30, 2021 as compared to the same period in 2020.  These decreases were offset by increased consulting expenses of approximately $200,000.

Research and Development Expenses

Research and development expenses were $543,000 for the three months ended September 30, 2021 as compared to $750,000 for the three months ended September 30, 2020, a decrease of $207,000 or 28%. The decrease was driven by development expenses for the Company’s COVID-19 cartridge reader of approximately $150,000 incurred in the three months ended September 30, 2020 and lower stock compensation expense of approximately $50,000 in the three months ended September 30, 2021.

Interest Expense

Interest expense for the three months ended September 30, 2021 was $1,530,000, compared to $1,531,000 for the three months ended September 30, 2020, a decrease of $1,000. Interest expense was essentially flat year over year due the interest expense and amortization of the debt discount related to the Revolving Credit Agreement with Boyalife Asset Holding II, Inc. being the same in both periods.

Results of Operations for the Nine Months Ended September 30, 2021 as Compared to the Nine Months Ended September 30, 2020

The following tables summarizes revenues by product line:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
AXP	$3,670,000	$4,112,000	(442,000)	(11)%
BioArchive	1,817,000	1,575,000	242,000	15%
CAR-TXpress	1,005,000	1,296,000	(291,000)	(22)%
Manual Disposales	300,000	499,000	(199,000)	(40)%
Other	84,000	315,000	(231,000)	(73)%
Total	$6,876,000	$7,797,000	$(921,000)	(12)%

Net Revenues

Net revenues decreased by $921,000 or 12%, from $7,797,000 to $6,876,000 for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was driven by lower AXP® disposable sales which declined by approximately $350,000 with 100 fewer cases sold in the nine months ended September 30, 2021 as compared to the same period in 2020. Additionally, there were decreases in the CAR-TXpress and manual disposable product lines of $291,000 and $199,000, respectively, primarily as a result of the COVID-19 pandemic. Other revenues also decreased by $231,000 due to COVID-19 testing kits of which the Company didn’t sell in the nine months ended September 30, 2021. Offsetting the decreases, was an increase in BioArchive service revenue of $265,000 in the nine months ended September 30, 2021, as compared to the same period in 2020.

Gross Profit

The Company’s gross profit was $2,809,000 or 41% of net revenues for the nine months ended September 30, 2021, compared to $371,000 or 5% for the nine months ended September 30, 2020, an increase of $2,438,000. The current year gross profit is consistent with the Company’s standard profit margins. The gross profit was lower in the prior year due to increased inventory reserve expenses of approximately $2,800,000. The inventory reserve expense recognized in 2020 was primarily for COVID-19 testing kits, which are no longer being sold by the Company. Offsetting the increase was a decrease in gross profit provided by AXP disposables of approximately $300,000.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $7,171,000 compared to $5,913,000 for the nine months ended September 30, 2020, an increase of $1,258,000 or 21%. The increase was driven by stock compensation expense, which increased by approximately $1,700,000 primarily due to the accelerated expense for the stock options that were voluntarily surrendered by Company executives and increased consulting expenses of approximately $200,000 in the nine months ended September 30, 2021.  The increase is offset by a decrease of approximately $325,000 in lower legal expenses primarily due to the absence of expenses related to the Mavericks lawsuit incurred in the prior year, approximately $100,000 less in fixed asset impairment expense, approximately $125,000 less in patent expense and approximately $60,000 less in investor relations related expenses in the nine months ended September 30, 2021 as compared to the same period in 2020.

Research and Development Expenses

Consolidated research and development expenses were $1,544,000 for the nine months ended September 30, 2021, compared to $1,937,000 for the nine months ended September 30, 2020, a decrease of $393,000 or 20%. The decrease was driven by lower salaries and benefits of approximately $550,000 offset by increased stock compensation expense of approximately $175,000 in the nine months ended September 30, 2021 as compared to the same period in 2020.

Interest Expense

Interest expense decreased to $4,573,000 for the nine months ended September 30, 2021 as compared to $6,377,000 for the nine months ended September 30, 2020, a decrease of $1,804,000. The decrease is driven an accelerated expense of $2,486,000 for the unamortized debt discount of the beneficial conversion feature associated with the portions of the Revolving Credit Agreement with Boyalife Asset Holding II, Inc. which were converted in the nine months ended September 30, 2020. This decrease was offset by additional interest expense and debt discount amortization of approximately $500,000 related to additional draw down from the Revolving Credit Agreement with Boyalife Asset Holding II, Inc. that occurred in the second quarter of 2020.

Liquidity and Capital Resources

At September 30, 2021, the Company had cash and cash equivalents of $7,634,000 and working capital of $2,146,000. This compares to cash and cash equivalents of $7,161,000 and working capital of $9,155,000 at December 31, 2020. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

The Company has a Revolving Credit Agreement with Boyalife Asset Holding II, Inc. As of September 30, 2021, the Company had drawn down the full $10,000,000 that is available under the Revolving Credit Agreement, which matures in March of 2022. Boyalife Asset Holding II, Inc. is a wholly-owned subsidiary of Boyalife Group Inc. (USA), which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors.

During 2020, the Company received a loan totalling net proceeds of $646,000 from the SBA under the Payment Protection Program of the CARES Act, in response to the COVID-19 pandemic described above. The CARES Act permits that a loan may be forgiven if certain criteria are met. In March 2021, the SBA approved the Company’s application to forgive the entire amount of the debt. In the nine months ended September 30, 2021, the Company recognized a gain of the forgiveness of debt for $652,000 representing the principal balance and accrued interest related to the loan at the time of forgiveness.

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

Three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,
	2021	2020
Net loss	$(1,792,000)	$(2,609,000)

Deduct:
Interest expense	(1,530,000)	(1,531,000)
Other expense	843,000	5,000
Loss from operations	$(1,105,000)	$(1,083,000)

Add:
Depreciation and amortization	157,000	177,000
Stock-based compensation expense	92,000	234,000
Adjusted EBITDA	$(856,000)	$(672,000)

Adjusted EBITDA for the three months ended September 30, 2021 was a loss of $856,000, compared to a loss of $672,000 for the three months ended September 30, 2020, a decrease of $184,000. The adjusted EBITDA decrease was primarily due to $287,000 less in gross profit and $200,000 more in consulting fees incurred in the three months ended September 30, 2021 as compared to the same period in 2020. These decreasing items were offset by approximately $225,000 less in selling, general and administrative personnel expenses.

Nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30,
	2021	2020
Net Loss	$(8,994,000)	$(13,862,000)

Deduct:
Interest expense	(4,573,000)	(6,377,000)
Other income (expense)	833,000	(6,000)
Gain on extinguishment of debt	652,000	--
Loss from operations	$(5,906,000)	$(7,479,000)

Add:
Depreciation and amortization	477,000	569,000
Stock-based compensation expense	2,449,000	615,000
Adjusted EBITDA	$(2,980,000)	$(6,295,000)

The adjusted EBITDA loss was $2,980,000 for the nine months ended September 30, 2021 compared to a loss of $6,295,000 for the nine months ended September 30, 2020, an increase of $3,315,000. The adjusted EBITDA improvement was primarily due to lower inventory reserve expense of approximately $3,300,000 primarily related to COVID-19 testing kits which was incurred in the nine months ended September 30, 2020. Additionally, the nine months ended September 30, 2020 also had approximately $325,000 less in legal expenses primarily due to the absence of legal and other expenses related to the Mavericks lawsuit, approximately $100,000 less due to a fixed asset impairment expense incurred in the nine months ended September 30, 2020 and approximately $125,000 less in patent expense in the nine months ended September 30, 2021 as compared to the same period in 2020. Offsetting these decreases was approximately $200,000 more incurred in consulting expenses.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

ThermoGenesis Holdings is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide information under this item.

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) or 15d-15(e)) as of September 30, 2021. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have both concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

An index of exhibits is found on page 26 of this report.

Item 6.          Exhibits.

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

ThermoGenesis Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Holdings, Inc. (Registrant)

Dated: November 12, 2021	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2021	/s/ Jeffery Cauble
Jeffery Cauble Chief Financial Officer (Principal Financial Officer)