Form 10-K
period 2021-12-31
ThermoGenesis Holdings, Inc.
filed 2022-03-28
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

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

Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $26,985,000 based on the closing sales price as reported on the Nasdaq Stock Market.

Class	Outstanding at March 24, 2022
Common stock, $.001 par value	12,829,877

Documents Incorporated By Reference

Information required by Part III is incorporated by reference from registrant’s Proxy Statement for its 2022 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2021.

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

These forward-looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward‑looking statements, including:

●	the sufficiency and source of capital required to fund our operations and in furtherance of our business plan;
●	our ability to remain listed on Nasdaq Capital Market Stock Exchange and remain in compliance with its listing standards;
●	the global perception of the clinical utility of banked cord blood and the amount of investment in research and development supporting clinical data for additional applications;
●	delays in commencing or completing clinical testing of products;
●	the success of any collaborative arrangements to commercialize our products;
●	our reliance on significant distributors or end users;
●	the availability and sufficiency of commercial scale manufacturing facilities and reliance on third-party contract manufacturers;
●	our ability to protect our patents and trademarks in the U.S. and other countries; and
●	uncertainty regarding the impact of the COVID-19 pandemic on our business and operations.

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

PART I

ITEM 1.         BUSINESS

Overview

ThermoGenesis Holdings, Inc. (“ThermoGenesis Holdings,” the “Company,” “we,” “our,” “us”) develops, commercializes, and markets a range of automated technologies for chimeric antigen receptor – T (“CAR-T”) and other cell-based therapies. The Company currently markets a full suite of solutions for automated clinical biobanking, point-of-care applications, and automation for immuno-oncology, including its semi-automated, functionally closed CAR-TXpress™ platform, which streamlines the manufacturing process for the emerging CAR-T immunotherapy market. The Company was founded in 1986 and is incorporated in the State of Delaware and headquartered in Rancho Cordova, CA.

Medical Device Products for Automated Cell Processing

The Company provides the AutoXpress® and BioArchive® platforms for automated clinical bio-banking, PXP® platform for point-of-care cell-based therapies and CAR-TXpress™ platform for large scale cell manufacturing services. All product lines are reporting as a single reporting segment in the financial statements. The Company and its subsidiaries currently manufacture and market the following products:

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

Large Scale Cell Processing and Biomanufacturing:

●

X-Series® Products for general laboratory use: X-Lab® for cell isolation, X-Wash® System for cell washing and reformulation, X-Mini® for high efficiency small scale cell purification, and X-BACS® System under development for large scale cell purification using our proprietary Buoyancy-Activated Cell Sorting (“BACS”) technology.

●

CAR-TXpress™ Platform for Clinical Manufacturing – a modular designed, functionally closed manufacturing platform that addresses the critical unmet need for large scale cellular processing and chemistry, manufacturing and controls (“CMC”) needs for manufacturing cellular therapies, including CAR-T cell therapies.

Planned Expansion of Business-- Contract Development and Manufacturing Services for Cell and Cell-Based Gene Therapies

In March 2022, our board of directors approved the planned expansion of the Company’s business to include contract development and manufacturing services for cell and cell-based gene therapies. The Company plans to develop and build-out the capabilities to become a world-class Contract Development and Manufacturing Organization (“CDMO”) for cell and cell-based gene therapies by partnering with Boyalife Genomics Tianjin Ltd., a China-based CDMO organization (“Boyalife Genomics”), to in-license certain know-how and other intellectual property from Boyalife Genomics, and by leasing and building out a cell manufacturing facility in Sacramento, California. We intend to leverage our existing technology and combine it with the in-licensed technologies to develop a proprietary manufacturing platform for cell manufacturing activities.

The Company plans to develop and operate its planned CDMO business through a newly formed division named TG BiosynthesisTM. It is anticipated that TG Biosynthesis will provide high-quality development and manufacturing capabilities, cell and tissue processing development, quality systems, regulatory compliance, and other cell manufacturing solutions for clients with therapeutic candidates in various stages of development.

According to recent article published on Science Translational Medicine, cell therapies have become the “next pillar of medicine”. In 2017, US Food and Drug Administration (FDA) approved the first CAR-T cell therapy, Kymriah®, for the treatment of acute lymphoblastic leukemia (ALL). The cellular drug demonstrated close to 90% response rate in the relapsed and refractory cancer patient group. By the end of 2021, FDA has approved five (5) CAR-T therapies for various forms of blood cancers, and globally there were over 1,200 registered CAR-T cell related clinical trials registered on the National Institute of Health (NIH) clinicaltrial.gov website, targeting a variety of blood and solid tumors.

The Company believes that CDMO cell manufacturing services are becoming increasingly important for cell therapies to make their way through clinical trials. One of the major issues with moving cell therapy products from “bench to bedside” has been manufacturing bottlenecks. The heterogeneous nature of cell therapy products has introduced manufacturing complexity and regulatory concerns, as well as scale-up complexities that are not present within traditional pharmaceutical manufacturing. Additionally, establishing a manufacturing facility for cell therapies requires specific expertise and significant capital which can delay clinical trials. These factors often result in a significant number of cell therapy-based companies seeking CDMOs for their cell manufacturing needs.  The Company believes that it can leverage its current proprietary automated and semi-automated cell processing technologies to more effectively develop CDMO capabilities.

In furtherance of our planned CDMO business, on March 24, 2022, we entered into a License and Technology Access Agreement with Boyalife Genomics (the “Boyalife License Agreement”).  Boyalife Genomics is an affiliate of our Chairman and CEO, Dr. Chris Xu, and is a Tianjin, China-based cell manufacturing organization that has developed substantial manufacturing technology relating to cell manufacturing services.  Under the terms of the Boyalife License Agreement, Boyalife Genomics granted the Company and its subsidiaries and affiliates a perpetual exclusive license in the United States to use Boyalife Genomics’ existing and future know-how and U.S. patents rights (if any) relating to cell manufacturing and related processes, including the right to sublicense such know-how and patent rights to affiliates of the Company.  Notwithstanding the foregoing exclusivity, Boyalife Genomics retains the right to use (but not license) the licensed intellectual property in the U.S. for its internal use in connection with the provision of products and services to third parties.  In consideration of this license, the Company will, among other things, pay to Boyalife Genomics a running royalty of 7.5% of the Company’s annual net sales of products and services that are covered by one of more Boyalife Genomics’ granted U.S. patents and 5.0% of other products and services covered by the licensed intellectual property.  The royalty will be payable on each licensed product or service for a period of 10 years from the first commercial sale of the product or service (or if patented, until the expiration of the applicable licensed patents), and the license will be royalty-free thereafter on such licensed product or service.  The agreement also grants to the Company a right of first refusal to purchase any cell manufacturing business or operation of Boyalife Genomics upon the same terms as any third-party offer to buy such business or operation.

Also on March 24, 2022, we entered into a Lease Agreement (the “CDMO Facility Lease”), with Z3 Investment LLC (“Lessor”) for approximately 35,475 square feet of space in the Sacramento, California area in which we plan to partner with the Lessor to build out into a state-of-the-art current good manufacturing practice (cGMP) compliant facility with 12 cGMP clean room suites (with the Lessor paying to the related build-out costs).    The CDMO Facility Lease provides for a lease term beginning on April 1, 2022 and ending on September 30, 2027, with a right of the Company to extend the lease for 2 additional periods of 5 years each.  Lessor is an affiliate of our Chairman and CEO, Dr. Xu.

We are targeting the launch of our CDMO services to customers by the end of 2022. The successful development and launch of TG Biosynthesis will require us to raise additional capital, acquire various equipment for the planned operations, hire certain personnel needed to launch the operation, and timely complete the build-out of our leased Sacramento facility. There is no assurance that we will be able to successfully obtain such additional capital resources, as such capital may not be available on reasonable terms, or available at all. We will need to hire, train, and retain additional employees who have experiences in the cell manufacturing field in order for our CDMO business to be successful.

Sales and Distribution Channels

We market and sell our medical device products through independent distributors, except in North America and India, where we sell direct to end-user customers.

Research and Development

Research and development expenses related to our medical device products were $2,209,000 and $2,477,000 for the years ended December 31, 2021 and 2020, respectively. Research and development activities include expenses associated with the engineering, regulatory, and scientific affairs functions.

We have not to date incurred any material research and development expenses related to our planned CDMO business.

Manufacturing and Raw Materials

We source components for our medical device products from multiple suppliers that manufacture to our engineering specifications. Our high-volume AXP disposable products are manufactured using contract manufacturers. We utilize our manufacturing facility and in-house clean room in Rancho Cordova, California for production of our higher complexity devices and X-Series disposable cartridges. Various raw materials are used to manufacture our products. The raw materials are generally available from multiple sources. We have not had significant difficulty obtaining necessary raw materials.

Quality System

Our quality system for our medical device products business is compliant with domestic and international standards and is appropriate for the specific devices we manufacture. Our corporate quality policies govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of all finished devices intended for human use. Such policies are intended to ensure that the products we market are safe, effective, and otherwise in compliance with the FDA Quality System Regulation (“QSR”) (21 C.F.R. Part 820) and the applicable rules of other governmental agencies.

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

Regulatory Scheme and Strategy

The development, manufacture and marketing of our medical device products are subject to regulation by the FDA as well as the equivalent agencies of other countries including the countries of the European Union and India.

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

Class I Devices

Some of our products are considered to pose little or no risk when used as directed and have been deemed by the FDA to be “exempt” from FDA approval or clearance processes prior to commercialization. While pre-marketing FDA review is not mandatory for Exempt Class I medical devices, the manufacturer’s compliance with QSR is required.

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

Patents and Proprietary Rights

We believe that patent protection is important for our products and current and proposed business. We currently have over 35 issued patents globally relating to our medical devices that will expire at various times between April 2022 and May 2040. The patent positions can be uncertain because they involve interpretation of complex factual information and an evolving legal environment. The coverage sought in a patent application can be denied or significantly reduced either before or after the patent is issued. There can be no assurance that any of our pending patent applications will actually result in an issued patent. Furthermore, there can be no assurance that any existing or future patent will provide significant protection or commercial advantage, or that any existing or future patent will not be circumvented by a more basic patent. Generally, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. In addition, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent or the first to file a patent application for the subject matter covered by each of our pending U.S. and foreign patent applications.

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

Intellectual property for our planned CDMO business, primarily in the form of know-how and proprietary trade information, will generally be licensed to us under the Boyalife License Agreement.

Material Agreements

The following are certain material agreements involving our business in effect as of December 31, 2021:

Corning Incorporated

On August 30, 2019, the Company entered into a Supply Agreement with Corning (the “Supply Agreement”). The Supply Agreement has an initial term of five years with automatic two-year renewal terms, unless terminated by either party in accordance with the terms of the Supply Agreement (collectively, the “Term”). Pursuant to the Supply Agreement, the Company has granted to Corning exclusive worldwide distribution rights for substantially all X-Series® products under the CAR-TXpress™ platform (the “Products”) manufactured by its subsidiary, ThermoGenesis Corp., for the duration of the Term, subject to certain geographical and other exceptions. In addition, the Company has granted Corning rights of first refusal for the exclusive worldwide distribution of certain future products developed or introduced by the Company relating to cell isolation or cell selection, including any such products substantially related or similar to the Products (the “ROFR Products”). As consideration for the exclusive worldwide distribution rights for the Products and ROFR Products, Corning paid a $2,000,000 upfront fee, in addition to any amounts payable throughout the Term for the Products and any ROFR Products.

CBR Systems, Inc. (“CBR”)

Manufacturing and Supply Agreement

Effective July 13, 2020, the Company entered a Manufacturing and Supply Amending Agreement #2 (the “Amendment”) with CBR Systems, Inc. (“CBR”), an amendment to the Manufacturing Supply Amending Agreement #1 effective March 16, 2020 and the Manufacturing and Supply Agreement effective May 15, 2017 (the “CBR Agreement”), in which we agreed to supply CBR with AXP cord blood processing system and disposables. The term of the CBR Agreement is for three years and will automatically renew in one-year increments unless either party provides written notice of its intention not to renew six months prior to the end of the term. The Amendment, among other things, revised the amount of certain products to be purchased, pricing of those products and removal of the safety stock requirement.

Technology License and Escrow Agreement

As part of the Amendment, the Company updated the compliance conditions in the Technology License and Escrow Agreement (the “Escrow Agreement”), which was originally signed by the Company and CBR in June 2010. Under the Escrow Agreement, we granted CBR a perpetual, royalty-free license to certain intellectual property necessary for the manufacture of AXP® devices and disposables. The license is for the sole and limited purpose of ensuring continued supply of AXP devices and disposables for use by CBR. The licensed intellectual property is held in escrow and available to CBR only in the event of a default under the Escrow Agreement. The Escrow Agreement requires that our cash balance and short-term investments, net of non-convertible debt and borrowed funds that are payable within one year, is greater than $1,000,000 at the end of each month or we will be in default of the agreement. Upon a default, CBR may take possession of the escrowed intellectual property and initiate manufacturing of AXP device and disposables for their internal use. The Company was in compliance with the License and Escrow Agreement at December 31, 2021.

Employees

As of December 31, 2021, we and our subsidiaries had 40 employees consisting of 36 full-time U.S. employees, 1 part-time U.S. employee and 3 full-time employees in India. We also utilize temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppage.

We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement is a person’s qualifications, performance, skills and experience. We believe that our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance.

Foreign Sales and Operations

See Note 13 of our Notes to Consolidated Financial Statements for information on our sales and operations outside of the U.S.

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

Our largest stockholder has significant influence over us which could limit your ability to influence the outcome of key transactions, including a change of control, and could negatively impact the market price of our common stock by discouraging third party investors. As of December 31, 2021, approximately 15% of our outstanding common stock is owned by Boyalife Asset Holding II, Inc (“Boyalife”). In addition, pursuant to the terms of the Amended Nomination Agreement we entered into with Boyalife in April 2018, Boyalife has the right to designate a number of members of our board of directors that is in proportion to the “Boyalife Ownership Percentage”, which is Boyalife and its affiliates’ combined percentage ownership of outstanding common stock, treating as outstanding any shares of common stock underlying convertible securities that are immediately exercisable by Boyalife and its affiliates’ (including under the debt facility) without any further payment. The Amended Nomination Agreement will terminate according to its terms when and if the Boyalife Ownership Percentage falls below 20%.

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

In addition, Boyalife is a material creditor of our Company. We are a party to a revolving debt facility with Boyalife which has a maximum borrowing availability of $10,000,000 and an outstanding balance as of December 31, 2021 of $10,000,000 in principal and $2,231,000 in accrued interest. The debt facility matures on March 6, 2023, with accrued interest due annually on the last day of each calendar year. Because this debt facility is secured by all of our shares in our ThermoGenesis Corp. subsidiary, an event of default under the debt facility would have a material adverse impact on our interest in ThermoGenesis Corp. if the lender under the debt facility elected to foreclose on such security interest.

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

A significant portion of revenue is derived from customers outside the United States. We may lose revenues, market share, and profits due to exchange rate fluctuations and political and economic changes related to its foreign business. For the year ended December 31, 2021, sales to customers outside the U.S. comprised approximately 45% of revenues. This compares to 39% for the year ended December 31, 2020. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial position and results.

The loss of a significant customer may adversely affect our financial condition and results of operations. Revenues from our largest customer comprised 23% and 27% of revenues for the years ended December 31, 2021 and 2020, respectively. The loss of a large customer may significantly decrease revenues.

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

Our business has been adversely affected by the Coronavirus (COVID-19) pandemic and may continue to be adversely affected by the pandemic. We believe that the COVID-19 pandemic has had a material negative impact on our business and results of operations. The pandemic had a significant impact on the cord blood industry, with fewer cord blood units being stored globally after the start of the pandemic. Internationally, customs delays have led some customers to temporarily switch to manual processing due to the long wait to clear products through customs departments with reduced staffing. As a result, the pandemic has resulted in disruption to our supply chain and in customer demand. The continued impact of the pandemic on our business and results of operations will depend on future developments relating to the pandemic in general and the cord blood industry in particular, and such future developments are highly uncertain and cannot be predicted. Such developments may include the continued geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak, and the possible continued impact on the U.S. or global economy. As a result, at the time of this filing, it is impossible to predict the continued impact of the pandemic on our business, liquidity, capital resources and financial results.

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

Risks Related to Operating Results and Financial Markets

We have incurred net losses and we anticipate that our losses will continue. We have not been profitable for a significant period. For the years ended December 31, 2021 and 2020, we had a net loss of $11,880,000 and $16,811,000 respectively and an accumulated deficit at December 31, 2021, of $264,662,000. The report of our independent auditors on our December 31, 2021 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We will continue to incur significant costs as we develop and market our current products and related applications. Although we are executing our business plan to develop, market and launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales or threaten our ability to continue as a going concern in future years.

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

Risks Related to Our Common Stock

If we are uable to comply with the continued listed standard of the Nasdaq Capital Market Stock Exchange (“Nasdaq”), our shares may be delisted; which could adversely affect the price of our common stock and its liquidity.  T Our common stock is currently listed on Nasdaq. We must comply with Nasdaq’s continued listing requirements related to, among other things, stockholders’ equity, market value, minimum bid price, and corporate governance in order to remain so listed. There can be no assurances that we will be able to comply with the applicable listing requirements.

Nasdaq’s listing standards provide that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days.  On March 7, 2022, we received written notice from the Nasdaq Listing Qualifications Department notifying the Company that it was not in compliance with the minimum bid price requirements set forth in NASDAQ Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market, due to the bid price of the Company’s common stock closing below the minimum $1 per share for the thirty (30) consecutive business days prior to the date of the Notification Letter. In accordance with listing rules, the Company was afforded 180 days, or until September 6, 2022, to regain compliance.  If during this 180-day compliance period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, then Nasdaq will provide the Company with written confirmation of compliance and the matter will be closed.  If compliance cannot be demonstrated by September 6, 2022, the Company may be eligible for additional time.  To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards on Nasdaq (except the bid price requirement).  In addition, the Company would be required to provide written notice of its intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary. The Notice states that, if the Company meets these standards, then the Company may be eligible to have an additional 180-calendar day compliance period.  If the Company is not granted an additional 180-day compliance period, then Nasdaq will provide written notification that the Company’s securities will be subject to delisting.  At that time, the Company may appeal the determination to delist its securities to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement or otherwise maintain compliance with the other listing requirements.

The Nasdaq listing standards also provide that a company may be delisted if it fails to maintain a minimum amount of stockholders’ equity of at least $2,500,000 if it does not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Annual Report on Form 10-K for the year ended December 30, 2021, reflected that our stockholders’ equity as of December 31, 2021, was approximately $3,828,000.  There is no assurance that we will be able to maintain stockholders’ equity of at least $2,500,000, may be an independent basis for delisting our common stock.

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

Risks Related to Our Planned Contract Development and Manufacturing Organization (CDMO) Service

Initiating new business activities or strategies or significantly expanding existing business activities or strategies may expose us to new risks and may increase our costs associated with doing business. Initiating new business activities or strategies or significantly expanding existing business activities or strategies may expose us to new or increased financial, regulatory, reputational and other risks. Such innovations are important and necessary ways to grow our business and respond to changing circumstances in our industry; however, we cannot be certain that we will be able to manage the associated risks and compliance requirements effectively. Such risks include a lack of experienced management-level personnel, increased administrative burden, increased logistical problems common to large, expansive operations, increased credit and liquidity risk and increased regulatory scrutiny.

Will need to raise additional capital in order to execute our planned CDMO business plan, the failure of which could adversely impact our business transformation. Without adequate funding, we may not be able to establish CDMO facilities in the United States.  We expect to continue to finance start-up costs related to our CDMO division, primarily by issuing equity or convertible debt securities, which could significantly dilute the ownership of existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing common stock; and any issuances of equity securities may be at or below the prevailing market price of our common stock, which could cause the market price of our common stock to decline. We may have difficulty obtaining additional funds, and we may have to accept terms that would adversely affect our stockholders. In addition, any adverse conditions in the credit and equity markets may adversely affect our ability to raise funds when needed. The failure to achieve adequate funding may delay our planned CDMO business program and service launches.

Our success may depend on our ability to attract and retain key scientific or professional talents in the CDMO field.  The Company currently lacks certain unique personnel for CDMO services. We will need to actively search and recruit the talents that are necessary for our business growth. Our success in transforming into CDMO services depends substantially on the efforts and abilities to recruit and retain key personnel. The competition for qualified CMDO services key personnel, is intense. The inability to hire, train, and retain key personnel, could delay the launching of our CDMO services, disrupt our business, and interfere with our ability to execute our CDMO business plan.

We will need to grow the size and capabilities of our organization to support our CDMO services, and we may experience difficulties in managing this growth. As our development and commercialization plans develop, we will need to add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth may create significant added responsibilities on Company management. Our future financial performance and our ability to successful run our CDMO services division will depend, in part, on our ability to effectively manage future growth.

Our competitive advantages such as our CAR-TXpress™ technology being able to compete favorably and profitably in the CDMO cell manufacturing business, are critical to the success of our planned CDMO business.  While we believe our proprietary CAR-TXpress™ technology platform is superior to other existing cell processing technologies, our data is based on very limited sources. CAR-TXpress™ technology has not been used to manufacture any cell therapy product candidate previously. The ability to accurately calculate total cost for the manufacturing expenses, expected future revenue, and profitability can vary among different product candidates and is difficult to estimate.  There is no guarantee that our technology would reduce the manufacturing cost and deliver the competitive advantage that as we anticipated.

We are dependent on our ability to predict the CDMO cell manufacturing market and to identify customers.  While there is an increasing number of clinical trials for cell therapies, the number of cell and gene therapy products that have reached commercial production is still limited. Cell therapy is an emerging industry and a significant global market for manufacturing services may never emerge. The number of customers who may use cell-based therapies, and the demand for cell manufacturing services, is difficult to estimate. If cell therapies under development are not proven safe and effective, demonstrate unacceptable risks or side effects or, fail to receive regulatory approval if required; our manufacturing business may be significantly impaired. While the therapeutic application of cells to treat serious diseases is currently being explored by a number of companies, to date there are only a handful of approved cell therapy products in the U.S. Ultimately, our success in deriving revenue from manufacturing depends on the development and growth of a broad and profitable global market for cell therapies and services and our ability to capture a share of this market through identifying the proper customers.

We may fail to effectively utilize licensed technologies.  We have entered into a licensing agreement, and in the future we may seek additional collaborations or strategic alliances or enter into additional licensing arrangements with organizations that we believe will complement or augment our own technologies and services. Licensing and collaborations arrangements are subject to numerous risks, and we may not realize the benefits of such alliances or licensing arrangements as we anticipated.

External competition from other CDMO cell manufacturing service providers may be harmful to our planned CDMO business.  We face competition from other companies that are large, well-established manufacturers with financial, technical, research and development and sales and marketing resources that are significantly greater than ours. We also face competition from academic and research institutions that may choose to self-manufacture rather than utilize a contract manufacturer. To be successful, we will need to convince potential customers that our technology and capabilities are more innovative, of higher-efficiency and more cost-effective than could be achieved through internal manufacturing; and demonstrate that our technology and expertise in automated cell processing is unique to the industry. Our ability to achieve this and to successfully compete against other manufacturers will depend, in large part, on our success in developing innovative cell processing technologies that improve the efficiency and reduce the drug cost associated with cell therapy manufacturing. If we are unable to successfully demonstrate our competitive advantages, we may not be able to compete against other manufacturers.

While there is an increasing number of product candidates in clinical trials with a smaller number that have reached commercial production, cell therapy is a developing industry and a significant global market for manufacturing services may never emerge. Cell therapy is in its early stages and is still a developing area of research, with few cell therapy products approved for clinical use. Many of the existing cellular therapy candidates are based on novel cell technologies that are inherently risky and may not be understood or accepted by the marketplace, making it difficult for their own funding to enable them to continue their business. The number of people who may use cell or tissue-based therapies, and the demand for cell processing services, is difficult to forecast. If cell therapies under development by us or by others are not proven safe and effective, demonstrate unacceptable risks or side effects or, where required, fail to receive regulatory approval, our manufacturing business will be significantly impaired. While the therapeutic application of cells to treat serious diseases is currently being explored by a number of companies, to date there are only a handful of approved cell therapy products in the U.S. Ultimately, our success in deriving revenue from manufacturing depends on the development and growth of a broad and profitable global market for cell-, gene- and tissue-based therapies and services and our ability to capture a share of this market.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

We lease a facility with approximately 28,000 square feet of space located in Rancho Cordova, California. The facility is comprised of warehouse space, manufacturing operations, office space, a biologics lab, a clean room, and a research and development lab. The lease expires May 31, 2024.

In Gurugram India, we lease an office facility with approximately 1,500 square feet, which is used for general office space. The lease expires September 14, 2023; however, either party can terminate the lease with three months’ notice.

On March 24, 2022, we entered into a lease agreement for 35,475 square feet of space in Rancho Cordova, California for space that will house our planned CDMO cell manufacturing operations.  This lease expires in September 30, 2027, with the right of the Company to extend for 2 additional terms of 5 years’ each.

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

The material set forth in Note 11, “Commitments and Contingencies,” in “Item 8. Financial Statements – Notes to Consolidated Financial Statements” is incorporated herein by reference.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, $0.001 par value, is listed on the NASDAQ Capital Market under the symbol THMO.

We have not paid cash dividends on our common stock and do not intend to pay a cash dividend in the foreseeable future. There were approximately 154 stockholders of record on March 1, 2022, not including beneficial owners who own their stock in street name through Cede & Co. and others.

The Company did not repurchase any of its shares during the quarter ended December 31, 2021.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Overview

The Company develops and commercializes a range of automated technologies for cell-banking, cell-processing, and cell-based therapeutics.  Since the 1990’s ThermoGenesis Holdings has been a pioneer in, and a leading provider of automated systems that isolate, purify and cryogenically store units of hematopoietic stem and progenitor cells for the cord blood banking industry.  The Company was founded in 1986 and is incorporated in the State of Delaware and headquartered in Rancho Cordova, CA.

Medical Device Products for Automated Cell Processing

The Company provides the AutoXpress® and BioArchive® platforms for automated clinical bio-banking, PXP® platform for point-of-care cell-based therapies and CAR-TXpress™ platform for large scale cell manufacturing services.  All product lines are reporting as a single reporting segment in the financial statements.

See the “Business” section in Part I, Item 1 of this Form 10-K for additional information.

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Net Revenues

Net revenues for the year ended December 31, 2021 were $9,294,000 compared to $9,744,000 for the year ended December 31, 2020, a decrease of $450,000 or 5%. The decrease was driven by CAR-TXpress revenues, which declined by $544,000 in 2021 as compared to 2020. The Company sells this product line primarily through its exclusive worldwide distributor for X-Series products, Corning Incorporated. They have indicated that the COVID-19 pandemic has hindered their ability to expand revenue for the product line, as during 2021 it was challenging to do on site demonstrations and other sales activities due to the pandemic. Additionally, Other revenues decrease by $245,000 due to COVID-19 testing kits which the Company sold in 2020 but did not sell in 2021. These decreases were offset by an increase of $313,000 in BioArchive revenues, driven by service revenue and $204,000 in AXP, driven by increased sales to the Company’s distributor in China.

Revenues were comprised of the following:

	Year Ended December 31,
	2021	2020

AXP	$5,138,000	$4,934,000
BioArchive	2,345,000	2,032,000
CAR-TXpress	1,284,000	1,828,000
Manual Disposables	421,000	599,000
Other	106,000	351,000
	$9,294,000	$9,744,000

Gross Profit

The Company’s gross profit was $3,493,000 or 38% of net revenues for the year ended December 31, 2021 compared to $1,259,000 or 13% for the year ended December 31, 2020, an increase of $2,234,000 or 177%. The increase was primarily due to an inventory disposition expense of approximately $2,800,000 for the remaining inventory of COVID-19 testing kits purchased from ImmuneCyte incurred in 2020. This change was offset by higher inventory reserves in 2021 of approximately $400,000 driven by BioArchive and X-Series® disposables reserves.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8,515,000 for the year ended December 31, 2021, as compared to $7,677,000 for the year ended December 31, 2020, an increase of $838,000 or 11%. The increase was driven by stock compensation expense, which increased by approximately $1,500,000 primarily due to the accelerated expense for the stock options that were voluntarily surrendered by Company executives and increased consulting expenses of approximately $400,000 in the year ended December 31, 2021. The increase is offset by a decrease of approximately $350,000 in lower legal expenses primarily due to the absence of expenses related to the Mavericks lawsuit incurred in the prior year, approximately $150,000 less in patent expense, approximately $125,000 less in information technology expense, approximately $100,000 less in fixed asset impairment expense, approximately $75,000 less in severance expense and approximately $65,000 less in investor relations related expenses in the year ended December 31, 2021 as compared to the same period in 2020.

Research and Development Expenses

Research and development expenses were $2,209,000 for the year ended December 31, 2021, compared to $2,477,000 for the year ended December 31, 2020, a decrease of $268,000 or 11%.  The decrease was driven by lower salaries and benefits of approximately $415,000 offset by increased stock compensation expense of approximately $150,000 in the year ended December 31, 2021 as compared to the same period in 2020.

Interest Expense

Interest expense decreased to $6,103,000 for the year ended December 31, 2021 as compared to $7,908,000 for the year ended December 31, 2020, a difference of $1,805,000. The decrease is driven an accelerated expense of $2,486,000 for the unamortized debt discount of the beneficial conversion feature associated with the portions of the Revolving Credit Agreement with Boyalife Asset Holding II, Inc. which were converted in 2020, as compared to no conversions in 2021. This was offset by approximately $660,000 in additional interest expense and debt discount amortization related to the Revolving Credit Agreement with Boyalife Asset Holding II, Inc. and the $1,000,000 July 2019 convertible note that were incurred in 2021 as compared to 2020.

Gain on Extinguishment of Debt

The Company recorded a gain of extinguishment of debt of $652,000 for the year ended December 31, 2021 as compared to $0 for the year ended December 31, 2020, related to the principal and accrued interest for the Paycheck Protection Program loan the Company received in 2020, which was forgiven in the first quarter of 2021.

Liquidity and Capital Resources

At December 31, 2021, we had cash and cash equivalents of $7,280,000 and working capital of $8,616,000. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

For the year ended December 31, 2021, we used $6,620,000 of cash for operations primarily the result of the net loss incurred during 2021, offset by non-cash charges for depreciation and amortization. Cash used in investing activities for the year ended December 31, 2021 was $93,000 as the result of capital purchases. Cash generated in financing activities for the year ended December 31, 2021 was $6,832,000.

The Company has a Revolving Credit Agreement with Boyalife Asset Holding II, Inc. As of December 31, 2021, the Company had drawn down the full $10,000,000 that is available under the Revolving Credit Agreement, which matures in March of 2023. Boyalife Asset Holding II, Inc. is a wholly-owned subsidiary of Boyalife Group Inc. (USA), which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, depreciation, fair values of intangibles and goodwill, bad debts, inventories, warranties, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 “Summary of Significant Accounting Policies” to the Notes to the Consolidated Financial Statements contained in Item 8. We believe the following policies are critical and require significant judgement by the Company:

Revenue Recognition

The Company’s revenues consistent primarily of device sales and service revenue.

Device Sales

Device sales include devices and consumables for BioArchive, AXP, CAR-TXpress and manual disposables. Revenue is recognized when control of the devices passes to the customer, and the Company’s performance obligation has been satisfied.

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

Revenue is recognized based on the following five-step process as outlined in the Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”: (i) Identify the Contract with the Customer; (ii) Identify Performance Obligations in the Contract; (iii) Determine the Transaction Price; (iv) Allocate the Transaction Price; and (v) Satisfaction of the Performance Obligations (and Recognize Revenue).

Revenues are recorded net of discounts. Shipping and handling fees billed to customers are included in net revenues, while the related costs are included in cost of revenues. Most sales are made with FOB origin shipping terms, with title and control of the goods passing to the customer at the time of shipment. Payments from domestic customers are normally due in two months or less after the title transfers, the service contract is executed, or the services have been rendered. For international customers, payment terms may extend up to 120 days. All sales have fixed pricing and there are currently no variable components included in the Company’s revenue.

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet).

Except for limited exceptions, there is no right of return provided for distributors or customers. For distributors, the Company has no control over the movement of goods to the end customer. The Company’s distributors control the timing, terms and conditions of the transfer of goods to the end customer. Additionally, for sales of products made to distributors, the Company considers a number of factors in determining when revenue is recognized. These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor’s history of adhering to the terms of its contractual arrangements with the Company, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive.

Inventories

We value inventory at the lower of cost or net realizable value. Cost is determined on a first in first out basis. This policy requires us to make estimates regarding the net realizable value of our inventory, including an assessment of excess or obsolete inventory. Our determination of excess and obsolete inventory requires judgement, which is based on several factors, including demand forecasts, prior sales history, and industry trends. For disposable items with an expiration date, we consider the remaining shelf life in our analysis. Based on our evaluation, an allowance is recorded for inventory which we believe may ultimately not be sold to customers. We update our evaluation every quarter, increasing or decreasing the allowance based on the most current information available at the time. If our actual demand is less than anticipated, we may be required to take additional obsolete inventory charges, decreasing our gross margin and adversely impacting net operating results.

In addition, we sometimes purchase inventory in large quantities to obtain purchase discounts from our suppliers. This leads to the Company to split inventory between short term and long term. The Company uses judgement and the forecasted demand information available to determine whether inventory should be recorded as long term.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

ThermoGenesis Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ThermoGenesis Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses. These recurring losses raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory – Excess and Slow-Moving Inventory Reserve

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, the Company provides valuation allowances for excess and slow-moving inventory on hand that are not expected to be sold to reduce the carrying amount of slow-moving inventory to its estimated net realizable value. The valuation allowances are based upon estimates about future demand from its customers and distributors and market conditions.

We identified the inventory reserve as a critical audit matter as auditing management’s estimate of the excess and slow moving inventory reserve was subjective and required significant judgment as the excess and slow-moving inventory reserve is sensitive to changes in the Company’s operations and assumptions used to estimate the reserve including management’s assumptions with regards to projections of future product demand and market conditions, which includes historical usage, expected future usage, and on-hand quantities of individual materials. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s analysis and significant assumptions related to projections of future demand.

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

●	We looked for indications that the reserve for excess and slow-moving inventory may be understated by evaluating write-off activity of inventory subsequent to December 31, 2021.
●

We considered the existence of contradictory evidence based on consideration of internal communication to management and the board of directors, Company press releases, and any changes within the business.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015.

New York, NY

March 28, 2022

ThermoGenesis Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$7,280,000	$7,161,000
Accounts receivable, net of allowance for doubtful accounts of $156,000 ($214,000 at December 31, 2020)	733,000	1,382,000
Inventories	5,373,000	5,877,000
Prepaid expenses and other current assets	1,578,000	878,000
Total current assets	14,964,000	15,298,000

Inventories, non-current	1,709,000	1,221,000
Equipment and leasehold improvements, net	1,261,000	1,424,000
Right-of-use operating lease assets, net	571,000	730,000
Goodwill	781,000	781,000
Intangible assets, net	1,318,000	1,358,000
Other assets	48,000	48,000
Total assets	$20,652,000	$20,860,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,280,000	$1,366,000
Accrued payroll and related expenses	348,000	349,000
Deferred revenue – short-term	719,000	608,000
Interest payable – related party	2,231,000	2,082,000
Note payable – short-term	--	447,000
Convertible promissory note, net	813,000	--
Other current liabilities	957,000	1,291,000
Total current liabilities	6,348,000	6,143,000

Convertible promissory note – related party, net	9,245,000	5,935,000
Convertible promissory notes, net	--	493,000
Note payable	--	199,000
Operating lease obligations – long-term	398,000	604,000
Deferred revenue – long-term	1,244,000	1,596,000
Other noncurrent liabilities	20,000	20,000
Total liabilities	17,255,000	14,990,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--
Common stock, $0.001 par value; 350,000,000 shares authorized; 11,911,784 issued and outstanding (8,934,952 at December 31, 2020)	12,000	9,000
Additional paid in capital	268,447,000	259,058,000
Accumulated deficit	(264,662,000)	(253,283,000)
Accumulated other comprehensive loss	31,000	16,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity	3,828,000	5,800,000

Noncontrolling interests	(431,000)	70,000
Total equity	3,397,000	5,870,000
Total liabilities and equity	$20,652,000	$20,860,000

See accompanying notes to consolidated financial statements.

ThermoGenesis Holdings, Inc.

Consolidated Statements of Operations

and Comprehensive Loss

	Year Ended December 31,
	2021	2020

Net revenues	9,294,000	9,744,000
Cost of revenues	5,801,000	8,485,000
Gross profit	3,493,000	1,259,000

Expenses:
Selling, general and administrative	8,515,000	7,677,000
Research and development	2,209,000	2,477,000

Total operating expenses	10,724,000	10,154,000

Loss from operations	(7,231,000)	(8,895,000)

Other income / (expense):
Interest expense	(6,103,000)	(7,908,000)
Gain on extinguishment of debt	652,000	--
Employee retention tax credit and other income / (expense)	802,000	(8,000)

Total other income / (expense)	(4,649,000)	(7,916,000)

Net loss	$(11,880,000)	$(16,811,000)

Loss attributable to non-controlling interests	(501,000)	(460,000)
Net loss attributable to common stockholders	$(11,379,000)	$(16,351,000)

COMPREHENSIVE LOSS
Net loss	$(11,880,000)	$(16,811,000)
Other comprehensive loss:
Foreign currency translation adjustments	15,000	14,000
Comprehensive loss	(11,865,000)	(16,797,000)
Comprehensive loss attributable to non-controlling interests	(501,000)	(460,000)
Comprehensive loss attributable to common stockholders	$(11,364,000)	$(16,337,000)

Per share data:
Basic and diluted net loss per common share	$(0.96)	$(2.60)

Weighted average common shares outstanding Basic and diluted	11,796,065	6,277,986

See accompanying notes to consolidated financial statements.

ThermoGenesis Holdings, Inc.

Consolidated Statements of Equity

For the years ended December 31, 2021 and 2020

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	AOCL*	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	8,934,952	$9,000	$259,058,000	$(253,283,000)	$16,000	$70,000	$5,870,000

Stock-based compensation expense	--	--	2,560,000	--	--	--	2,560,000
Issuance of common stock via at-the-market offering, net	2,976,832	3,000	6,829,000	--	--	--	6,832,000
Foreign currency translation gain	--	--	--	--	15,000	--	15,000
Net loss	--	--	--	(11,379,000)	--	(501,000)	(11,880,000)
Balance at December 31, 2021	11,911,784	$12,000	$268,447,000	$(264,662,000)	$31,000	$(431,000)	$3,397,000

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	AOCL*	Non- Controlling Interests	Total Equity
Balance at December 31, 2019	2,843,601	$3,000	$237,313,000	$(236,932,000)	$2,000	$530,000	$916,000

Stock-based compensation expense	--	--	880,000	--	--	--	880,000
Exercise of pre-funded warrants	324,445	--	32,000	--	--	--	32,000
Exercise of warrants	275,137	--	1,651,000	--	--	--	1,651,000
Discount due to beneficial conversion features	--	--	4,981,000	--	--	--	4,981,000
Conversion of related party note payable to common stock	1,666,670	2,000	2,998,000	--	--	--	3,000,000
Conversion of note payable to common stock	204,445	--	368,000	--	--	--	368,000
Sale of common stock, net of fees	3,620,654	4,000	10,835,000	--	--	--	10,839,000
Foreign currency translation gain	--	--	--	--	14,000	--	14,000
Net loss	--	--	--	(16,351,000)	--	(460,000)	(16,811,000)
Balance at December 31, 2020	8,934,952	$9,000	$259,058,000	$(253,283,000)	$16,000	$70,000	$5,870,000

*Accumulated other comprehensive loss.

See accompanying notes to consolidated financial statements.

ThermoGenesis Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,880,000)	$(16,811,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	633,000	742,000
Stock-based compensation expense	2,560,000	880,000
Amortization of debt discount/premium, net	3,631,000	5,558,000
Reserve for excess and slow-moving inventories	864,000	3,308,000
Reserve for bad debt expense	(56,000)	(12,000)
Loss on disposal of equipment	--	118,000
Gain on extinguishment of debt	(652,000)	--
Net change in operating assets and liabilities:
Accounts receivable	703,000	(90,000)
Inventories	(1,031,000)	(6,582,000)
Prepaid expenses and other assets	(700,000)	(106,000)
Accounts payable	(74,000)	(76,000)
Interest payable - related party	149,000	213,000
Accrued payroll and related expenses	(1,000)	61,000
Deferred revenue – short term	111,000	(12,000)
Other current liabilities	(323,000)	(1,128,000)
Long-term deferred revenue and other noncurrent liabilities	(554,000)	(456,000)

Net cash used in operating activities	(6,620,000)	(14,393,000)

Cash flows from investing activities:
Capital expenditures	(93,000)	(23,000)

Net cash used in investing activities	(93,000)	(23,000)

Cash flows from financing activities:
Proceeds from long-term debt	--	4,287,000
Payments on finance lease obligations	--	(33,000)
Proceeds from sale of common stock, net of expenses	6,832,000	10,839,000
Proceeds from exercise of warrants and pre-funded warrants	--	1,683,000
Proceeds from note payable	--	646,000

Net cash provided by financing activities	6,832,000	17,422,000

Effects of foreign currency rate changes on cash and cash equivalents	--	(2,000)
Net increase in cash, cash equivalents and restricted cash	119,000	3,004,000

Cash, cash equivalents and restricted cash at beginning of period	7,161,000	4,157,000
Cash, cash equivalents and restricted cash at end of period	$7,280,000	$7,161,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,322,000	$2,379,000
Supplemental non-cash financing and investing information:
Recording of beneficial conversion feature on debt	$--	$4,981,000
Related party promissory note converted to common stock	$--	$3,000,000
Convertible promissory note converted to common stock	$--	$368,000
Transfer of inventories to equipment	$181,000	$--

See accompanying notes to consolidated financial statements.

ThermoGenesis Holdings, Inc.

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

The Company develops, commercializes and markets a range of automated technologies for chimeric antigen receptor therapies (“CAR-T”) and other cell-based therapies. The Company currently markets a full suite of solutions for automated clinical biobanking, point-of-care applications, and automation for immuno-oncology, including its semi-automated, functionally closed CAR-TXpress™ platform, which streamlines the manufacturing process for the emerging CAR-T immunotherapy market. The Company was founded in 1986 and is incorporated in the State of Delaware and headquartered in Rancho Cordova, CA.

The Company was founded in 1986 and is a Delaware corporation, with headquarters in Rancho Cordova, CA.  Our business involves the manufacturing and related service of cell based medical devices, including the AutoXpress® and BioArchive® platforms for automated clinical bio-banking, PXP® platform for point-of-care cell-based therapies and CAR-TXpress™ platform for large scale cell manufacturing services.  All product lines are reporting as a single reporting segment in the financial statements.

Our common stock is traded on the Nasdaq Capital Market exchange under the ticker symbol “THMO”.

2.	GOING CONCERN

At December 31, 2021, the Company had cash and cash equivalents of $7,280,000 and working capital of $8,616,000. The Company has incurred historical losses from operations and expects to continue to incur operating losses in the near future. The Company may need to raise additional capital to grow its business, fund operating expenses and make interest payments. The Company’s ability to fund its liquidity needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through debt borrowings, sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all. These factors and other indicators raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of this report.

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

3.	SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Revenue Recognition

Revenue is recognized based on the following five-step process as outlined in the Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”: (i) Identify the Contract with the Customer; (ii) Identify Performance Obligations in the Contract; (iii) Determine the Transaction Price; (iv) Allocate the Transaction Price; and (v) Satisfaction of the Performance Obligations (and Recognize Revenue). Revenues are recorded net of discounts. Shipping and handling fees billed to customers are included in net revenues, while the related costs are included in cost of revenues. For more information on revenues, see Note 13.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents is maintained in checking accounts with reputable financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. The Company has cash and cash equivalents of $87,000 and $83,000 at December 31, 2021 and 2020 in India. The Company has not experienced any realized losses on the Company’s deposits of cash and cash equivalents.

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

At times, the Company will purchase inventories in larger quantities to obtain volume purchase discounts. In some cases, purchases may exceed expected sales for certain products in the following year. If the Company purchases inventory which is likely to not be sold in the next year, that inventory is classified as non-current. As of December 31, 2021 and December 31, 2020, the Company had $1,709,000 and $1,221,000, respectively of non-current inventory.

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

The Company has three stock-based compensation plans, which are described more fully in Note 12.

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

Income Taxes

The tax years 2000-2020 remain open to examination by the major taxing jurisdictions to which the Company is subject; however, there is no current examination. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. There were no unrecognized tax benefits during the periods presented.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  The reclassifications did not have an impact on net loss as previously reported.  For the year ended December 31, 2021, sales and marketing and general and administrative expenses were combined into one line item identified as sales, general and administrative expenses on the Statement of Operations; the loss on equity method investments was combined with other income on the Statement of Operations; and  incentive stock options and foreign rate differential were broken out as separate line items in the reconciliation of federal income tax attributable to operations in Note 14.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06 “Debt-Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective of modified retrospective basis. The ASU is effective for public business entities that meet the definition of a Securities and Exchange Commission (“SEC”) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020. The Company does not anticipate the adoption of this standard to have a material impact on its financial statements.

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

4.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following:

	Year Ended December 31,
	2021	2020	Estimated Useful Life (in years)
Machinery and equipment	$6,270,000	$6,004,000	2.5	-	10
Computer and software	631,000	631,000	2	-	5
Office equipment	256,000	256,000	5	-	10
Leasehold improvements	932,000	932,000	5 years or remaining lease term
Total equipment	8,089,000	7,823,000
Less accumulated depreciation	(6,828,000)	(6,399,000)
Total equipment and leasehold improvements, net	$1,261,000	$1,424,000

Depreciation expense for the years ended December 31, 2021 and 2020 was $429,000 and $516,000, respectively.

5.	INTANGIBLE ASSETS AND GOODWILL

In 2021, in accordance with ASC 350, the Company performed a qualitative analysis, which determined that it was not more likely than not that the fair value of the reporting units or significant inputs used to determine the fair value of the intangible assets was less than the carrying value of the goodwill and intangible assets recorded on the Company’s books as of December 31, 2021. As a result, no impairment was recorded and a quantitative analysis was not performed. In performing the assessment, the Company used current market capitalization, discounted future cash flows, internal forecasts and other factors as the best evidence of fair value. These assumptions represent Level 3 inputs.

	Intangible Assets	Goodwill

Balance at January 1, 2020, net	$1,467,000	$781,000

Amortization and foreign exchange	(109,000)	--

Balance at December 31, 2020, net	$1,358,000	$781,000

Amortization and foreign exchange	(40,000)	--

Balance at December 31, 2021, net	$1,318,000	$781,000

Intangible assets consist of the following based on the Company’s determination of the fair value of identifiable assets acquired:

	As of December 31, 2021
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Trade names	3	$52,000	$52,000	$--	$--
Developed technology	10	318,000	143,000	--	175,000
Licenses	7	418,000	418,000	--	--
Device registration	7	78,000	78,000	--	--
Customer relationships	3	425,000	425,000	--	--
Amortizable intangible assets		$1,291,000	$1,116,000	--	$175,000
In process technology		1,143,000	--	--	1,143,000
Total		$2,434,000	$1,116,000	$--	$1,318,000

	As of December 31, 2020
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Trade names	3	$52,000	$52,000	$--	$--
Developed technology	10	318,000	111,000	--	207,000
Licenses	7	432,000	424,000	--	8,000
Device registration	7	66,000	66,000	--	--
Customer relationships	3	442,000	442,000	--	--
Amortizable intangible assets		1,310,000	1,095,000	--	215,000
In process technology		1,143,000	--	--	1,143,000
Total		$2,453,000	$1,095,000	$--	$1,358,000

The change in the gross carrying amount is due to foreign currency exchange fluctuations. In process technology has not yet been introduced to the market place and is therefore not yet subject to amortization. The Company’s estimated future amortization expense for amortizable intangible assets in subsequent years, are as follows:

Year Ended December 31,
2022	32,000
2023	32,000
2024	32,000
2025	32,000
Thereafter	47,000
Total	$175,000

6.	RELATED PARTY TRANSACTIONS

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

In March 2021, ImmuneCyte completed an acquisition to acquire Boyalife’s Cellular Therapy Division, for 12,000,000 shares in ImmuneCyte and Shangai KDWinfo Technology Co. Ltd. for 500,000 shares in ImmuneCyte. Following the acquisitions, the Company’s ownership percentage in ImmuneCyte decreased from 18.79% to 8.64%. The Company performed an analysis of the transaction and noted that none of the factors supporting significant influence changed as a result of the acquisition. Therefore, it was concluded that significant influence remains and the Company will continue to account for the transaction using the equity method. The Company recognized a dilution gain of $262,000 representing its share of the net assets acquired by ImmuneCyte. However, at the time of the acquisition, the Company had accumulated losses of $428,000 in its investment in ImmuneCyte. As the accumulated losses were greater than the dilution gain, no entry was recorded by the Company for its investment in ImmuneCyte following the transaction.

As of December 31, 2021, the value of the Company’s investment in ImmuneCyte on its Balance Sheet is $0. For the year ended December 31, 2021, ImmuneCyte had a net loss of $666,000; its current assets were $3,177,000 and current liabilities were $1,946,000.

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of the Boyalife Group (USA), Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement, as amended, grants to the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). As of December 31, 2020, the Company had an outstanding principal balance on the Loan of $10,000,000. On March 4, 2022, the Company amended the Loan extending the Maturity Date by one year to March 6, 2023.

The Credit Agreement and the Convertible Promissory Note issued thereunder (as amended, the “Note”) provide that the principal and all accrued and unpaid interest under the Loan will be due and payable on the Maturity Date, with payments of interest-only due on the last day of each calendar year. The Loan bears interest at 22% per annum, simple interest. The Company has five business days after the Lender demands payment to pay the interest due before the Loan is considered in default. The Loan can be prepaid in whole or in part by the Company at any time without penalty.

The Credit Agreement includes a down-round provision that lowers the conversion price of the Note if the Company issues shares of common stock at a lower price per share. At December 31, 2021, the conversion price of the Note was $1.80 per share.

The following summarizes the Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt Discount	Carrying Value
At December 31, 2021	3/6/2022	22%	$1.80	$10,000,000	$(755,000)	$9,245,000
At December 31, 2020	3/6/2022	22%	$1.80	$10,000,000	$(4,065,000)	$5,935,000

The Company amortized $3,310,000 and $2,931,000 of debt discount to interest expense for the years ended December 31, 2021 and 2020, respectively. In addition to the amortization, the Company also recorded interest expense of $2,231,000 and $2,082,000 for the years ended December 31, 2021 and 2020, respectively. The interest payable balance as of December 31, 2021 and December 31, 2020 was $2,231,000 and $2,082,000, respectively.

7.	CONVERTIBLE PROMISSORY NOTE

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

The following summarizes the July 2019 Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt Discount	Carrying Value
At December 31, 2021	7/31/2022	24%	$1.80	$1,000,000	$(187,000)	$813,000
At December 31, 2020	7/31/2022	24%	$1.80	$1,000,000	$(507,000)	$493,000

The Company recorded amortization expense for the debt discount on the July 2019 Note of $321,000 and $187,000 for the years ended December 31, 2021 and 2020, respectively. Interest expense related to the July 2019 Note was $240,000 for the years ended December 31, 2021 and 2020.

8.	PAYCHECK PROTECTION PROGRAM

On April 21, 2020, the Company entered into a promissory note and received a Paycheck Protection Program loan “PPP Loan” from the Small Business Association “SBA”, which was established under the CARES Act. The Company received net proceeds of $646,000 from the PPP Loan. The term of the PPP Loan is two years with an interest rate of 1.00% per annum, which was deferred for the first six months of the term of the loan or after an application is filed for loan forgiveness, whichever is later. Each monthly payment shall be in the amount which would fully amortize the principal balance outstanding under the PPP Loan. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The promissory note of the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of the amount outstanding under the PPP Loan. In late December 2020, the Company applied with the SBA for forgiveness of the PPP Loan and was notified on March 30, 2021 that the SBA had approved our application to forgive the entire amount of the loan and accrued interest. For the year ended December 31, 2021, the Company recorded a gain on extinguishment of debt of $652,000 representing the principal and accrued interest for the PPP Loan at the time of forgiveness.

9.	LEASES

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

The following summarizes the Company’s operating leases:

	December 31, 2021	December 31, 2020
Right-of-use operating lease assets, net	$571,000	$730,000
Current lease liability (included in other current liabilities)	206,000	157,000
Non-current lease liability	398,000	604,000

Weighted average remaining lease term	2.4	3.4
Discount rate	22%	22%

Maturities of lease liabilities by year for our operating leases are as follows:

2022	319,000
2023	328,000
2024	139,000
Total lease payments	$786,000
Less: imputed interest	(182,000)
Present value of operating lease liabilities	$604,000

Operating Lease Costs

Lease costs recognized in consolidated statements of operations are summarized below:

	December 31,
	2021	2020
Operating lease cost	$311,000	$311,000
Variable lease cost	105,000	139,000
Total lease cost	$416,000	$450,000

Statement of Cash Flows

In January 2019, the Company signed an amendment to its Rancho Cordova, California lease. The amendment was accounted for as a modification and resulted in a right-of-use asset of $966,000 being recognized as a non-cash addition on the date of the amendment. Cash paid for amounts included in the measurement of operating lease liabilities in cash flows from operating activities were $310,000 and $301,000 for the years ended December 31, 2021 and 2020, respectively.

Finance Leases

Finance leases are included in equipment and other current and non-current liabilities on the condensed consolidated balance sheet. The amortization and interest expense are included in general and administrative expense and interest expense, respectively on the statement of operations. These leases were not material for the years ended December 31, 2021 and 2020.

10.	WARRANTY

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

The warranty liability is included in other current liabilities in the consolidated balance sheets. Changes in the Company’s warranty reserve, which is included in other current liabilities in the accompanying consolidated balance sheet is as follows:

	Year Ended December 31,
	2021	2020
Beginning balance	$154,000	$277,000
Warranties originated during the year	65,000	71,000
Claims settled made during the year	(149,000)	(212,000)
Changes in reserve estimate	(3,000)	18,000
Ending balance	$67,000	$154,000

11.	COMMITMENTS AND CONTENGIENCES

Financial Covenants

On July 13, 2020, the Company, entered into a Manufacturing and Supply Amending Agreement #2 with CBR Systems, Inc. (“CBR”) with an effective date of July 13, 2020 (the “Amendment”). The Amendment amends the Manufacturing and Supply Agreement entered into on May 15, 2017 and Amendment #1 dated March 16, 2020 by the Company and CBR. The Amendment, among other things, revised the amount of certain products to be purchased, pricing of those products and removal of the safety stock requirement. In addition, the Amendment updated the financial requirement to exclude convertible debt from the definition of short-term debt under events or conditions that constitute a default. The Amendment states that the Company’s cash balance and short-term investments net of non-convertible debt and borrowed funds that are payable within one year must be greater than $1,000,000 at any month end. The Company was in compliance with this agreement as of December 31, 2021.

Potential Severance Payments

We have entered into an employment agreement with the Company Chief Executive Officer under which payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon a change in control of our Company, or by the employee for good reason.

Contingencies

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of December 31, 2021, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

12.	STOCKHOLDERS’ EQUITY

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

On December 13, 2019, the Company entered into an At The Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”) (the “ATM Agreement”), pursuant to which the Company may offer and sell, from time to time through H.C. Wainwright, shares of the Company’s common stock, having an aggregate offering price of up to $4,400,000 and on May 19, 2020 the ATM Agreement was amended to increase the aggregate value of up to $15,280,313 (the “HCW Shares”). As of December 31, 2020, the Company sold a total of 2,620,652 shares of the Company’s common stock for aggregate gross proceeds of $8,224,000 at an average selling price of $3.14 per share, resulting in net proceeds of approximately $7,731,000 after deducting legal expenses, accounting fees, commissions and other transaction costs of approximately $493,000.

Warrants

A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contract Term
Balance at January 1, 2020	1,716,066	$25.23	1.57
Warrants granted	–	$–
Warrants exercised	(599,582)	$2.81
Warrants expired/canceled	–	$–
Outstanding at December 31, 2020	1,116,484	$37.27	0.49
Exercisable at December 31, 2020	1,046,631	$34.42	0.54

Balance at January 1, 2021	1,116,484	$37.27	0.49
Warrants granted	–	$–
Warrants exercised	–	$–
Warrants expired/canceled	(463,236)	$80
Outstanding and Exercisable at December 31, 2021	653,248	$6.97	1.4

Equity Plans and Agreements

The Amended 2016 Equity Incentive Plan (the “Amended 2016 Plan”) was approved by the stockholders in May 2017, under which up to 60,000 shares may be issued pursuant to grants of shares, options, or other forms of incentive compensation. On June 22, 2018, the stockholders approved an amendment to the Amended 2016 Plan to increase the number of shares that may be issued to 132,500 shares. On May 30, 2019, the shareholders approved an amendment to the Amended 2016 Plan to increase the number of shares that may be issued from 132,500 shares to 392,500 shares. As of December 31, 2021, 41,386 awards were available for issuance under the Amended 2016 Plan.

On December 29, 2017, the Board of Directors of ThermoGenesis Corp. adopted the ThermoGenesis Corp. 2017 Equity Incentive Plan (the “ThermoGenesis Plan”) and on the same day granted options to purchase an aggregate of 280,000 shares of ThermoGenesis Corp. common stock to employees, directors, consultants, and advisors of ThermoGenesis Corp. The ThermoGenesis Plan was unanimously approved by the ThermoGenesis stockholders (including the Company) on December 29, 2017. The ThermoGenesis Plan authorizes the issuance of up to 1,000,000 shares of ThermoGenesis common stock. There are 30,000 shares available for issuance as of December 31, 2021.

Stock Based Compensation

The Company recorded stock-based compensation of $2,560,000 for the year ended December 31, 2021 and $880,000 for the year ended December 31, 2020, as comprised of the following:

	Year Ended December 31,
	2021	2020
Cost of revenues	$17,000	$9,000
Selling, general and administrative	2,275,000	757,000
Research and development	268,000	114,000
	$2,560,000	$880,000

On June 4, 2020, the Chief Executive Officer, Chief Financial Officer and other employees were granted 565,500 options to purchase shares of the Company’s common stock at an exercise price of $5.94 per share. In May 2021, five Company executives voluntarily surrendered the options they were awarded. At the time they were surrendered, the exercise price of the options was underwater. No payment or other consideration was paid to the Company executives for surrendering the options. In total 490,000 options were cancelled. As a result of the cancellation, the remaining unamortized expense of $2,008,000 was accelerated and expensed in the year ended December 31, 2021.

Stock Options

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2021	889,636	$8.57	8.7	$--

Granted	--
Expired	(766)	$272.21		$--
Forfeited/cancelled	(535,450)	$5.89		$--
Outstanding at December 31, 2021	353,420	$12.04	6.8	$--
Vested and Expected to Vest at December 31, 2021	326,596	$12.46	6.7	$--
Exercisable at December 31, 2021	279,520	$13.29	6.6	$--

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.

Non-vested stock option activity for the year ended December 31, 2021, is as follows:

	Non-vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	658,800	$5.25
Granted	--
Vested	(61,400)	$6.18
Cancelled/forfeited	(523,500)	$5.05
Outstanding at December 31, 2021	73,900	$5.94

The fair value of the Company’s stock options granted for the year ended December 31, 2020 was estimated using the following weighted-average assumptions:

Year Ended December 31,
2020
Expected life (years)	6
Expected volatility	116%
Risk-free interest rate	0.54%
Dividend yield	0%

The weighted average grant date fair value of options granted during the year ended December 31, 2020 was $5.05.

At December 31, 2021, the total compensation cost related to options granted under the Company’s stock option plans but not yet recognized was $262,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one year and will be adjusted for subsequent forfeitures.

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

	2021	2020
Common stock equivalents of convertible promissory notes and accrued interest	7,960,811	7,300,897
Vested Series A warrants	--	40,441
Unvested Series A warrants(1)	--	69,853
Warrants – other	653,248	1,006,190
Stock options	326,596	889,636
Total	8,940,655	9,307,017

(1)

The unvested Series A warrants were subject to vesting based upon the amount of funds actually received by the Company in the second close of the August 2015 financing which never occurred. The warrants will remain outstanding but unvested until they expire in February 2021.

13.	REVENUES

The Company’s revenues consistent primarily of device sales and service revenue.

Device Sales

Device sales include devices and consumables for BioArchive, AXP, CAR-TXpress and manual disposables. Revenue is recognized when control of the devices passes to the customer, and the Company’s performance obligation has been satisfied.

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

Revenue is recognized based on the following five-step process as outlined in the Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”: (i) Identify the Contract with the Customer; (ii) Identify Performance Obligations in the Contract; (iii) Determine the Transaction Price; (iv) Allocate the Transaction Price; and (v) Satisfaction of the Performance Obligations (and Recognize Revenue).

Revenues are recorded net of discounts.  Shipping and handling fees billed to customers are included in net revenues, while the related costs are included in cost of revenues.  Most sales are made with FOB origin shipping terms, with title and control of the goods passing to the customer at the time of shipment.  Payments from domestic customers are normally due in two months or less after the title transfers, the service contract is executed, or the services have been rendered.  For international customers, payment terms may extend up to 120 days.  All sales have fixed pricing and there are currently no variable components included in the Company’s revenue.

Generally, all sales are contract sales (with either an underlying contract or purchase order).  The Company does not have any material contract assets.  When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet).

Except for limited exceptions, there is no right of return provided for distributors or customers.  For distributors, the Company has no control over the movement of goods to the end customer.  The Company’s distributors control the timing, terms and conditions of the transfer of goods to the end customer.  Additionally, for sales of products made to distributors, the Company considers a number of factors in determining when revenue is recognized.  These factors include, but are not limited to, whether the payment terms offered to the distributor are considered to be non-standard, the distributor’s history of adhering to the terms of its contractual arrangements with the Company, whether the Company has a pattern of granting concessions for the benefit of the distributor, and whether there are other conditions that may indicate that the sale to the distributor is not substantive.

The following table summarizes the revenues by product line and type:

	Year Ended December 31, 2021
	Device Revenue	Service Revenue	Other Revenue	Total Revenue

AXP	$4,940,000	$198,000	$--	$5,138,000
BioArchive	827,000	1,518,000	--	2,345,000
CAR-TXpress	875,000	123,000	286,000	1,284,000
Manual Disposables	421,000	--	--	421,000
Other	65,000	--	41,000	106,000
Total	$7,128,000	$1,839,000	$327,000	$9,294,000

	Year Ended December 31, 2020
	Device Revenue	Service Revenue	Other Revenue	Total Revenue

AXP	$4,774,000	$160,000	$--	$4,934,000
BioArchive	855,000	1,177,000	--	2,032,000
CAR-TXpress	1,471,000	71,000	286,000	1,828,000
Manual Disposables	599,000	--	--	599,000
Other	289,000	--	62,000	351,000
Total	$7,988,000	$1,408,000	$348,000	$9,744,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet). Revenues recognized during the year ended December 31, 2021 and 2020 that were included in the beginning balance of deferred revenue were $608,000 and $620,000, respectively. Short term deferred revenues were $719,000 and $608,000 at December 31, 2021 and 2020, respectively. Long-term deferred revenue was $1,244,000 and $1,596,000 at December 31, 2021 and 2020, respectively.

Exclusivity Fee

In 2019, the Company entered into a Supply Agreement with Corning Incorporated (the “Supply Agreement”). The Supply Agreement has an initial term of five years with Corning having two options to renew for an additional two-years (up to four years total), unless terminated by either party in accordance with the terms of the Supply Agreement (collectively, the “Term”). Pursuant to the Supply Agreement, the Company has granted Corning exclusive worldwide distribution rights for substantially all X-Series® products under the CAR-TXpress™ platform (the “Products”) for the duration of the Term, subject to certain geographical and other exceptions. In addition to any amounts payable throughout the Term for the Products, as consideration for the exclusive worldwide distribution rights Corning paid a $2,000,000 exclusivity fee. The Company recorded $286,000 in revenue for the years ended December 31, 2021 and 2020.

Distribution Agreement

The Company signed a new agreement with its AXP distributor in China through 2023. The new agreement contains annual purchase minimums. In return for the minimum purchase commitment, the Company provided the distributor with AXP processing devices to use during the term of the agreement. The Company maintains ownership of these devices and they must be returned to the Company at the end of the agreement. The Company analyzed the relevant accounting guidance and determined that the equipment and AXP bagsets represented distinct performance obligations. The equipment was concluded to be an embedded lease, accounted for as a sales-type operating lease. At December 31, 2021, the book value of those assets was approximately $170,000 and they will be amortized over their estimated useful life of five years. For the year ended December 31, 2021, the Company recorded $41,000 in revenue relating to the lease.

Backlog of Remaining Customer Performance Obligations

The following table represents revenue expected to be recognized in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	2022	2023	2024	2025	2026 and beyond	Total
Service revenue	$927,000	$462,000	$189,000	$86,000	$--	$1,664,000
Device revenue (1)	732,000	732,000	41,000	--	--	1,505,000
Exclusivity fee	286,000	286,000	286,000	286,000	190,000	1,334,000
Clinical revenue	13,000	13,000	13,000	13,000	147,000	199,000
Total	$1,958,000	$1,493,000	$529,000	$385,000	$337,000	$4,702,000

(1)	Represents the minimum purchase requirements under the distribution agreement the Company signed with its AXP distributor in China.

14.	CONCENTRATIONS

The Company had accounts receivable balances or revenues in excess of 10% for the years ended December 31, 2021 and 2020 as shown in the table below:

Accounts Receivable	2021		2020
Customer 1	$206,000	13%	$531,000	38%
Customer 2	$200,000	13%	$337,000	24%
Customer 3	--	--	$139,000	10%

Revenues	2021		2020
Customer 1	$2,180,000	23%	$2,646,000	27%
Customer 2	1,373,000	15%	$938,000	10%
Customer 3	$809,000	9%	$1,293,000	13%

One supplier accounted for 71% and 40% of total inventory purchases during the years ended December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021, sales to customers outside the U.S. comprised approximately 45% of revenues. This compares to 39% for the year ended December 31, 2020.

The Company has a contract manufacturer in Costa Rica that produces certain disposables. The Company’s equipment and leasehold improvements, net of accumulated depreciation, is summarized below by geographic area:

	Year Ended December 31,
	2021	2020
United States	$647,000	$810,000
Costa Rica	292,000	390,000
India	139,000	169,000
All other countries	183,000	55,000
Total equipment, net	$1,261,000	$1,424,000

15.	EMPLOYEE RETENTION TAX CREDIT

Employee Retention Tax Credits (“ERTC”), created in the  March 2020 CARES Act and then subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021, is a refundable payroll credit for qualifying businesses keeping employees on their payroll during the COVID-19 pandemic.  Under CAA and ARPA amendments, employers can claim a refundable tax credit against the employer share of social security tax equal to 70% of the qualified wages (including certain health care expenses) paid to employees from January 1, 2021 to  September 30, 2021.  Qualified wages are limited to $10,000 per employee per quarter in 2021 so the maximum ERTC available is $7,000 per employee per quarter.

The Company is eligible to receive the ERTC credits under the gross receipts decline test when comparing the first, second and third quarters of 2021 to the same quarters in 2019, which qualified the Company to claim ERTC the first three quarters of 2021 under the amended ERTC program. The Company qualified for a refundable payroll tax credit totaling $842,000 for the first three quarters of 2021, which is recorded in other income on the Company’s consolidated statement of operations for the year ended December 31, 2021, and prepaid and other current assets on the Company’s consolidated balance sheet as of  December 31, 2021.

16.	INCOME TAXES

Loss before income tax benefits was comprised of $11,850,000 from US and $30,000 from foreign jurisdictions for the year ended December 31, 2021 and $16,728,000 from US and $83,000 from foreign jurisdictions for the year ended December 31, 2020.

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate to income tax benefit is as follows for the:

	Year Ended December 31,
	2021	2020
Statutory federal income tax benefit	$(2,495,000)	$(3,530,000)
Intangible assets	--	69,000
PPP loan forgiveness	(137,000)	--
Incentive stock options	257,000	56,000
Change in valuation allowance	(72,000)	197,000
Expiration of net operating losses	1,242,000	1,558,000
Disallowed financing costs	1,282,000	1,619,000
State and local taxes	(195,000)	(31,000)
Foreign rate differential	26,000	13,000
Other	92,000	49,000
Total income tax expense	$--	$--

At December 31, 2021, we had federal net operating loss carryforwards of approximately $125,077,000 to offset future federal taxable income, with $101,805,000 available through 2037 and $23,272,000 available indefinitely. We also had state net operating loss carryforwards of approximately $60,984,000 that may offset future state taxable income through 2041. We also had foreign net operating loss carryforwards of approximately $629,000 that may offset future foreign taxable income through 2029.

At December 31, 2021, the Company has research and experimentation credit carryforwards of $1,521,000 for federal tax purposes that expire in various years between 2022 and 2041, and $1,616,000 for state income tax purposes that do not have an expiration date, and some of which expire in 2031 and 2032.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$27,088,000	$27,312,000
Income tax credit carryforwards	2,797,000	2,852,000
Stock compensation	437,000	369,000
Lease obligation	127,000	160,000
Deferred revenue	313,000	366,000
Inventory reserve	449,000	234,000
Other	213,000	268,000
Total deferred tax assets	31,424,000	31,561,000

Deferred tax liabilities
Depreciation and amortization	(320,000)	(352,000)
Lease asset	(120,000)	(153,000)
Total deferred tax liabilities	(440,000)	(505,000)
Valuation allowance	(30,984,000)	(31,056,000)
Net deferred taxes	$--	$--

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

The valuation allowance decreased by $72,000 and increased by $197,000 during the years ended December 31, 2021 and 2020, respectively.

In August 2016, the conversion of the Boyalife debentures effected an “ownership change” as defined under the provisions of the Tax Reform Act of 1986. As a result, any net operating loss and credit carryovers existing at that date will be subject to an annual limitation regarding their utilization against taxable income in future periods. Additionally, before the conversion of the debentures, it is possible that “ownership changes” occurred, which could create additional limitations on the use of our net operating losses and credit carryovers. Additionally, ownership changes may have occurred in the periods after 2016 which could limit our utilization of losses and credits generated in the years 2016 – 2021.

On March 27, 2020, the Coronavirus, Aid, Relief and Economic Stimulus Act (CARES Act) was enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. As of December 31, 2020, the Company has taken advantage of the PPP loan provided by the CARES Act. The PPP loan was forgiven in 2021 and forgiveness income was fully reversed as per federal guidance. The provisions of the CARES Act have not changed the amount of income tax paid, nor will they impact the GAAP tax expense benefit expected to be recorded in 2021.

On June 29, 2020, California’s Governor Newsom signed AB85 suspending California net operating loss (“NOL”) utilization and imposing a cap on the amount of business incentives tax credits (R&D credit) for tax years 2020-2022. Given an expected tax loss for 2021, the suspension will not have an impact on the company’s NOL or credits in California.

17.	EMPLOYEE RETIREMENT PLAN

401(k) Plan

The Company provides a retirement plan, in accordance with Section 401(k) of the Internal Revenue Code, to all eligible employees. Employees may elect to contribute up to the Internal Revenue Service maximum annual contribution limit. The Company matches employee contributions up to a maximum of 4% per year. The Company recognized an expense of $135,000 and $147,000 for the years ended December 31, 2021 and 2020, respectively, related to matching contributions.

18.	SUBSEQUENT EVENTS

On February 3, 2022, the Company and the Sales Agent entered into Amendment No. 2 to the Offering Agreement At the Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC to further increase the maximum aggregate offering price of shares of Common Stock that may be offered and sold from time to time under the Amended Offering Agreement from $15,280,313 to $19,555,261, which enables the Company to sell an additional $4,275,000 of shares after taking into account prior sales under the Offering Agreement (the “Additional Shares”). Amendment No. 2 also amended the Offering Agreement to change the expiration date of the Amended Offering Agreement from August 9, 2022 to the date on which all of the Additional Shares are sold by the Company or until the Amended Offering Agreement is otherwise mutually terminated, subject to the early termination provisions set forth in the agreement. The terms and conditions of the Offering Agreement otherwise remain unchanged. Subsequent to December 31, 2021, the Company sold a total of 918,093 shares of common stock under the H.C. Wainwright ATM Agreement for aggregate gross proceeds of $681,000 at an average selling price of $0.74 per share, resulting in net proceeds of approximately $594,000 after deducting commissions and other transaction costs of approximately $87,000. These sales lowered the conversion price on the Second Amended and Restated Convertible Promissory Note with Boyalife Asset Holding II, Inc. to $0.65 per share as of February 28, 2022.

On March 4, 2022, the Company entered into an Amendment No. 1 (the “Amendment to Note”) to its Second Amended and Restated Convertible Promissory Note with Boyalife Asset Holding II, Inc. (the “Note”), and an Amendment No. 2 (the “Amendment to Credit Agreement”) to its First Amended and Restated Revolving Credit Agreement with Boyalife Asset Holding II, Inc. (the “Credit Agreement”). The Amendment to Note amends the maturity date of the Note to be March 6, 2023, and provides that interest accrued and unpaid as of March 6, 2022 is due and payable as of March 6, 2022. After March 6, 2022, accrued and unpaid interest shall become due and payable annually on December 31st of each year. The Amendment to Credit Agreement amends the Credit Agreement to change the defined term “Termination Date” to be March 6, 2023.

On March 24, 2022, the Company entered into a License and Technology Access Agreement with Boyalife Genomics (the “Boyalife License Agreement”), for the purpose of creating a contract manufacturing and development organization (“CDMO”) division of the Company.  The newly formed division will be called TG Biosynthesis.  Boyalife Genomics is an affiliate of our Chairman and CEO, Dr. Chris Xu, and is a Tianjin, China-based cell manufacturing organization that has developed substantial manufacturing technology relating to cell manufacturing services.  Under the terms of the Boyalife License Agreement, Boyalife Genomics granted the Company and its subsidiaries and affiliates an exclusive license in the United States to use Boyalife Genomics’ existing and future know-how and U.S. patents rights (if any) relating to cell manufacturing and related processes.  Notwithstanding the foregoing exclusivity, Boyalife Genomics retains the right to use the licensed intellectual property in the U.S. solely for its internal use in connection with the provision of products and services to third parties.  In consideration of this license, the Company will pay to Boyalife Genomics a running royalty of 7.5% of the Company’s annual net sales of products and services that are covered by one of more Boyalife Genomics’ patents and 5.0% of other products and services covered by the licensed intellectual property; and transfer to Boyalife Genomics’ all of the Company’s 8.63% minority equity interest in ImmuneCyte Inc.

Also on March 4, 2022, we entered into a Lease Agreement with Z3 Investment LLC (“Lessor”) for approximately 35,475 square feet of space in the Sacramento, California.  Under the terms of the agreement, the Lessor will build out the facility into a state-of-the-art current good manufacturing practice (cGMP) compliant facility with 12 cGMP clean room suites (the “CDMO Facility Lease”).    The Lessor anticipates the build out to be completed in late 2022 at which time the Company can then begin to offer CDMO services to customers.  The CDMO Facility Lease provides for a lease term beginning on April 1, 2022 and ending on September 30, 2027, with a right of the Company to extend the lease for 2 additional periods of 5 years each.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.         CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our last fiscal quarter pursuant to Exchange Act Rule 13a-15. The term “disclosure controls and procedures” means controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021 based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.         OTHER INFORMATION.

None.

ITEM 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent inspections

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2022 annual meeting of stockholders (or an amendment to this Form 10-K), which we intend to file within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 11.         EXECUTIVE COMPENSATION.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2022 annual meeting of stockholders (or an amendment to this Form 10-K), which we intend to file within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2022 annual meeting of stockholders (or an amendment to this Form 10-K), which we intend to file within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2022 annual meeting of stockholders (or an amendment to this Form 10-K), which we intend to file within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be included in and is hereby incorporated by reference from our definitive proxy statement relating to our 2022 annual meeting of stockholders (or an amendment to this Form 10-K), which we intend to file within 120 days after the end of our fiscal year ended December 31, 2021.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULEs

The following documents are filed as a part of this Annual Report on Form 10-K.

		Page Number

(a) (1)	Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID #688)		28

Consolidated Balance Sheets at December 31, 2021 and 2020		30

Consolidated Statements of Operations and Comprehensive Loss for the Year Ended December 31, 2021 and 2020		31

Consolidated Statements of Equity for the Year Ended December 31, 2021 and 2020		32

Consolidated Statements of Cash Flows for the Year Ended December 31, 2021 and 2020		33

Notes to Consolidated Financial Statements		34

Management’s Report on Internal Control over Financial Reporting is contained as part of this Annual Report under Item 9A “Controls and Procedures.”

(a) (2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are not required.

(b)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on the next page, which are incorporated herein by this reference.

ITEM 16.         FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description
1.1

At the Market Offering Agreement, dated December 13, 2019, by and between ThermoGenesis Holdings, Inc. and H.C. Wainright & Co., LLC, incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 (Registration No. 333-235509) filed on December 13, 2019.

1.2

Amendment No.1 to At the Market Offering Agreement dated May 19, 2020, by and between ThermoGenesis Holdings, Inc. and H.C. Wainwright & Co., LLC, incorporated by reference to Exhibit 1.1 to Form 8-K filed May 20, 2020.

1.3

Amendment No. 2 to At the Market Offering Agreement dated May 19, 2020, by and between ThermoGenesis Holdings, Inc. and H.C. Wainwright & Co., LLC, incorporated by reference to Exhibit 1.3 to Form 8-K filed February 3, 2022.

3.1	Amended and Restated Certificate of Incorporation of ThermoGenesis Holdings, Inc. dated as of July 5, 2020, incorporated by reference to Exhibit 3.1 to Form 8-K filed June 6, 2020.
3.2	Amended and Restated Bylaws of ThermoGenesis Holdings, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on October 30, 2019.
3.3	First Amendment to the Amended and Restated Bylaws of ThermoGenesis Holdings, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed December 17, 2021.
4.1	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 28, 2018.
4.2	Form of Common Warrant, incorporated by reference to Exhibit 10.37 of amended Registration Statement on Form S-1 filed with the SEC on May 14, 2018.
4.3

Investors’ Rights Agreement, dated January 1, 2019, among CARTXpress Bio, Inc., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P., incorporated by referenced to Exhibit 10.3 to Form 8-K filed with the SEC on January 4, 2019.

4.4

Form of Convertible Promissory Note, dated as of July 23, 2019, between ThermoGenesis Holdings, Inc. and Orbrex USA Co., incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on July 29, 2019.

4.5	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended, incorporated by reference to Exhibit 4.8 to Form 10-K filed with the SEC on March 24, 2020.
10.1	Form of Stock Option Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 3, 2020.
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

10.4†	Supply Agreement dated as of April 22, 2020, between ThermoGenesis Corp. and ImmuneCyte Life Sciences Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed April 28, 2020.
10.5	Fourth Amendment to the ThermoGenesis Holdings, Inc. 2016 Equity Incentive Plan, Effective June 4, 2020, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 9, 2020.
10.6	Form of Stock Option Agreement dated as of June 4, 2020, incorporated by reference to Exhibit 10.2 to Form 8-K filed June 9, 2020.

10.7†

Manufacturing and Supply Amending Agreement #2, between ThermoGenesis Holdings, Inc. and CBR Systems dated as of July 13, 2020, incorporated by reference to Exhibit 10.1 to Form 8-K filed July 17, 2020.

10.8

Reorganization and Share Exchange Agreement, dated January 1, 2019, among ThermoGenesis Corp., ThermoGenesis Holdings, Inc., CARTXpress Bio, Inc., Bay City Capital Fund V. L.P. and Bay City Capital Fund V. Co-Investment Fund, L.P., incorporated by referenced to Exhibit 10.1 to Form 8-K filed with the SEC on January 4, 2019.

10.9

Voting Agreement, dated January 1, 2019, among CARTXpress Bio, Inc., ThermoGenesis Corp., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P., incorporated by referenced to Exhibit 10.2 to Form 8-K filed with the SEC on January 4, 2019.

10.10

Right of First Refusal and Co-Sale Agreement, dated January 1, 2019, among CARTXpress Bio, Inc., ThermoGenesis Corp., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P., incorporated by referenced to Exhibit 10.4 to Form 8-K filed with the SEC on January 4, 2019.

10.11

Investors’ Rights Agreement, dated January 1, 2019, between CARTXpress Bio, Inc., Bay City Capital Fund V, L.P. and Bay City Capital Fund V Co-Investment Fund, L.P., incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on January 4, 2019.

10.12	Amended and Restated Certificate of Incorporation of CARTXpress Bio, Inc., incorporated by reference to Exhibit 10.5 to Form 8-K filed with the SEC on January 4, 2019.
10.13

Supply Agreement, dated as of August 30, 2019, between Corning Incorporated and ThermoGenesis Holdings, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 6, 2019.

10.14

Supply Agreement, dated November 22, 2019 between ThermoGenesis Holdings, Inc and ImmuneCyte Life Sciences Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on November 22, 2019.

10.15

Contribution Agreement, dated November 22, 2019 between ThermoGenesis Holdings, Inc and ImmuneCyte Life Sciences Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on November 22, 2019.

10.16

Stockholder’s Agreement, dated November 22, 2019 between ThermoGenesis Holdings, Inc and ImmuneCyte Life Sciences Inc., incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on November 22, 2019.

10.17

Joint Venture Agreement, dated October 21, 2019, between ThermoGenesis Holdings, Inc. and Healthbanks Biotech (USA) Inc., and ImmuneCyte Life Sciences, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 22, 2019.

10.18

Amendment No.1, dated August 12, 2019 but effective as of July 23, 2019, to the Convertible Promissory Note, dated July 23, 2019 between ThermoGenesis Holdings, Inc. and Orbrex (USA) Co. Limited, incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on August 13, 2019.

10.19#	ThermoGenesis Holdings, Inc. Amended 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on August 13, 2019.

10.20*

Sixth Amended and Restated Technology License and Escrow Agreement between the Company, ThermoGenesis Corp. and CBR Systems, effective May 15, 2017, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 31, 2017.

10.21	Purchase Agreement between the Company and Boyalife Investment Inc. and Boyalife (Hong Kong) Limited, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 3, 2016.
10.22	Form of Nomination and Voting Agreement, incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on February 3, 2016.
10.23#	Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.6.1 to Form 8-K filed with the SEC on May 1, 2014.
10.24	Form of Security Agreement, incorporated by reference to Exhibit 10.5 to Form 8-K filed on February 3, 2016.
10.25	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K/A filed with the SEC on November 17, 2016.
10.26#	Form of Notice of Grant of Stock Options and Option Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 11, 2017.
10.27#	Executive Employment Agreement, dated November 13, 2017, between the Company and Xiaochun Xu, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on November 15, 2017.
10.28#	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on November 15, 2017.
10.29*	Exclusive License Agreement, dated March 12, 2018, between ThermoGenesis Corp. and IncoCell Tianjin Ltd., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 16, 2018.
10.30

First Amended and Restated Revolving Credit Agreement, dated April 16, 2018, between Cesca Therapeutics Inc. and Boyalife Asset Holding II, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 18, 2018.

10.31

Second Amended and Restated Convertible Promissory Note, dated April 16, 2018, issued by Cesca Therapeutics Inc. to Boyalife Asset Holding II, Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on April 18, 2018.

10.32

Amendment No. 1 to Second Amended and Restated Convertible Promissory Note, dated March 4, 2022, Second Amended and Restated Convertible Promissory Note, dated April 16, 2018, issued by ThermoGenesis Holdings, Inc. to Boyalife Asset Holding II, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 8, 2022.

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

10.35

Amendment No. 2 to First Amended and Restated Revolving Credit Agreement, dated March 4, 2022, ThermoGenesis Holdings, Inc. and Boyalife Asset Holding II, Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 8, 2022.

10.36#	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on December 19, 2018.

10.37

License and Technology Access Agreement, dated March 24, 2022, between ThermoGenesis Holdings, Inc. and Boyaife Genomics Tianjin Ltd., incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2022.

10.38	Lease Agreement, dated March 24, 2022, between ThermoGenesis Holdings, Inc. and Z3 Investment LLC, incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 28, 2022.
21.1	Subsidiaries of ThermoGenesis Holdings, Inc.
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ThermoGenesis Holdings, Inc.
Dated: March 28, 2022	By:/s/	Xiaochun “Chris” Xu
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

By:/s/	Chris Xu	Dated: March 28, 2022
Chris Xu, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:/s/	Jeffery Cauble	Dated: March 28, 2022
Jeffery Cauble, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

By: /s/	Debra Donaghy	Dated: March 28, 2022
Debra Donaghy, Director

By: /s/	Russell Medford	Dated: March 28, 2022
Russell Medford, Director

By: /s/	Joseph Thomis	Dated: March 28, 2022
Joseph Thomis, Director

By: /s/	Haihong Zhu, Director	Dated: March 28, 2022
Haihong Zhu