Form 10-K/A
period 2021-12-31
ThermoGenesis Holdings, Inc.
filed 2022-04-08
CIK 811212

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

i

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
Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $26,985,000 based on the closing sales price as reported on the Nasdaq Stock Market. As of April 7, 2022, there were 12,829,877 shares of the common stock outstanding.

Auditor Name: Marcum LLP
Auditor Location: New York, NY
PCAOB ID Number: 688

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2021, of ThermoGenesis Holdings, Inc. (the “Company,” “we”, or “our”) which we filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2021 annual report of the stockholders in reliance on General Instruction G(3) to Form 10-K.

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

THERMOGENESIS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K/A

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below is the name, age, and certain biographical information for each of our current directors.

Age*
Xiaochun (Chris) Xu, Ph.D.	50
Debra Donaghy	65
Russell Medford, Ph.D.	67
Jeff Thomis, Ph.D.	76
Haihong Zhu	56
* Age as of March 28, 2022.

Biographies

Xiaochun (Chris) Xu, PhD, MBA	Director since March 2016
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

Haihong Zhu	Director since January 2022
Ms. Zhu joined ThermoGenesis in 2004, was appointed Chief Operating Officer in 2018 and was designated as an executive officer in January 2022. During her time with the Company, she has served in various roles with increasing managerial responsibilities in research and development, customer service, global sales and operations. Additionally, Ms. Zhu has helped the Company’s clients and partners build over a dozen premier stem cell banks in different regions around the world. Ms. Zhu brings over 20 years of technical and marketing experience in stem cell field and has contributed significantly to the establishment of ThermoGenesis’ commercial global presence. Prior to joining ThermoGenesis, Ms. Zhu worked as a technical professional at BioTransplant Inc., a biopharmaceutical company that develops proprietary pharmaceuticals and organ transplantation systems and conducted biomedical research in the stem cell laboratory at Harvard Medical School, focusing on HIV vaccine research. Ms. Zhu received a bachelor’s degree in biology from Shanghai University of Science & Technology and completed an advanced biostatistics program at Boston University. We believe Ms. Zhu is well qualified to serve as a director due to her extensive experience in the stem cell banking and cell and gene therapy fields. As a Director, Ms. Zhu will continue to be a valuable asset to the Company and its Board by providing insight and knowledge with respect to the Company’s commercial operation activities.

To our management’s knowledge, there are neither any family relationships between any of our directors or executive officers nor have any of our directors been involved in a legal proceeding that would be required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Exchange Act other than as may be disclosed above.

Executive Officers

Set forth below is the name, age, and certain biographical information for each of our current executive officers:

Name	Position	Age
Chris Xu, Ph.D., MBA	Chief Executive Officer & Chairman	50
Haihong Zhu (1)	Chief Operating Officer	56
Jeff Cauble, CPA	Chief Financial Officer	49

           (1)  Ms. Zhu was designated as an executive officer in January 2022 and was not an executive officer as of December 31, 2021.

Biographies

The biographies for Dr. Xu and Ms. Zhu can be found above under Item 10. Directors, Executive Officers and Corporate Governance – Directors.

Jeff Cauble joined the Company in 2010 and was appointed Chief Financial Officer in December 2019. During his time with the Company, Mr. Cauble has served in various accounting roles with the Company, including Principal Accounting Officer, Vice President of Finance, Controller and Director of Financial Planning & Analysis.  He brings over 20 years of accounting experience in various financial and managerial roles in the biotechnology, medical device and agricultural industries. Mr. Cauble is a Certified Public Accountant and graduate of the University of Idaho, where he obtained a bachelor’s degree with a dual major in accounting and finance.

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

Compensation Committee

The Compensation Committee of the Board reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our CEO, administers the Company’s stock option plans and other benefit plans, and considers other matters as may, from time to time, be referred to them by the Board. The Board, along with the Compensation Committee, believes that the compensation of employees should be fair to both employees and stockholders, externally competitive, and designed to align the interests of employees with those of the stockholders. The Compensation Committee has the authority to form, and to delegate its authority to, one or more subcommittees, as it deems appropriate. The Compensation Committee may consult with the CEO and other executive officers of the Company in determining applicable policies, but the CEO may not be present during any voting or deliberations on his or her compensation. The Compensation has the authority to retain and terminate any independent compensation consultants or other advisors, in accordance with applicable NASDAQ rules, to assist it in any aspect of the evaluation of a director, CEO or senior compensation or on any other subject relevant to the Committee’s responsibilities, including the authority to approve such consultant’s or advisor’s fees and other retention terms. The Compensation Committee elected not to engage an independent compensation consultant in undertaking its duties for fiscal year 2021. The Compensation Committee has a charter which is available on the Company’s website at www.thermogenesis.com. The Compensation Committee consists of three directors: Dr. Thomis (Compensation Committee Chairman), Dr. Medford and Ms. Donaghy each of whom has been determined to be independent under applicable NASDAQ rules by the Board.

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

Board and Committee Meetings and Attendance

During the calendar year ended December 31, 2021, the Board met five (5) times, the Audit Committee met four (4) times, the Compensation Committee met five (5) times, and the Governance and Nominating Committee met three (3) times. During the calendar year ended December 31, 2021, each director attended at least 75% of the aggregate of the total number of meetings of the Board held while serving as a director and the aggregate of the total number of meetings of each Board committee of which that director is a member held while serving as a member of such committee. Generally our directors attend our annual meetings. All of the directors elected to our Board at our most recent annual stockholders’ meeting, held January 13, 2022, attended the meeting via conference call.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us we believe that during the twelve months ended December 31, 2021, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed timely.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including our CEO and CFO, Controller or any person performing similar functions.  A copy of our code of ethical conduct can be found on our website at www.thermogenesis.com. We will satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any material amendment to our code of ethics, and any waiver from a provision of our code of ethics that applies to all employees, including our CEO and CFO, Controller or any person performing similar functions, by posting such information on our website at the internet website address set forth above. The code of ethics will be provided without charge upon request submitted to hr@thermogenesis.com. The Company will report any amendment or waiver to the code of ethics on our website within four (4) business days.

ITEM 11.         EXECUTIVE COMPENSATION

Named Executive Officers Summary Compensation Table

The following table sets forth certain information regarding the compensation paid to our named executive officers (“NEOs”) for the fiscal years ended December 31, 2021 and 2020:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards($) (1)	All Other ($)	Total ($)
Chris Xu, Ph.D., MBA	2021	500,000	248,000	--	--	--	748,000
Chief Executive Officer	2020	505,000	276,000	--	1,216,000	--	1,997,000

Jeffery Cauble, CPA	2021	254,000	95,000	--	--	--	349,000
Chief Financial Officer	2020	244,000	--	--	203,000	--	447,000

(1)
The amounts reported are the aggregate grant date fair value of the option awards computed in accordance with ASC 718. These options were voluntarily terminated and surrendered by the NEOs in June 2021 and are no longer outstanding.

Employment Agreements

Dr. Xiaochun (Chris) Xu. Dr. Xu has an employment agreement with the Company (the “Employment Agreement”) that provides that Dr. Xu is entitled to a base salary of $520,000 per annum and that Dr. Xu will devote at least of a majority of his full working time and efforts to the affairs of the Company. Dr. Xu is eligible to receive a performance bonus equal to a percentage of his base salary based on performance against annual objectives at the discretion of the Board (an “STI Award”). The target percentage is 60%, but the actual percentage as determined by the Board may range from 0% to higher than 100% of his base salary. Either of Dr. Xu or the Company may terminate the employment agreement at any time and for any reason. In the event that Dr. Xu’s employment is terminated by the Company without “Cause” or he resigns for “Good Reason” (each as defined in the Employment Agreement), he will be entitled to receive a sum equal to eighteen months of base salary in effect as of the termination date, a lump sum cash payment equal to one and a half times the most recently established and earned annual STI Award, all options granted to Dr. Xu to acquire Company Common Stock shall become vested as of the termination date, and the Company shall pay up to eighteen months of COBRA premiums. If Dr. Xu’s employment is terminated by the Company without Cause or he resigns for Good Reason, in each case, within three months prior to or eighteen months following certain changes in control of the Company, he will be entitled to receive a lump sum cash payment equal to thirty-six months of the base salary in effect as of the termination date, a lump sum cash payment equal to three times the most recently established and earned annual STI Award, all options granted to Dr. Xu to acquire Company Common Stock shall become vested as of the termination date, and the Company shall pay up to twenty four months of COBRA premiums.

 Jeffery Cauble. The Company does not have an employment agreement with Mr. Cauble. Mr. Cauble’s current base salary is $264,000 per year.

Haihong Zhu. Ms. Zhu became an executive officer in January 2022. The Company does not have an employment agreement with Ms. Zhu. Ms. Zhu’s current base salary is $460,000 per year.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding options held by the NEOs as of December 31, 2021. The grant date fair value of the awards granted during the year ended December 31, 2020 is disclosed in the Summary Compensation Table.

Option Awards
	No. of Securities Underlying Unexercised Options (#) Exercisable		No. of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Chris Xu, Ph.D.	125		--		42.00	09-Mar-2023
	24,000		6,000	(1)	30.00	29-Dec-2027
	5,000		--		29.10	14-Dec-2023
	125		--		28.60	01-Jul-2023
	16,000		--		2.98	14-Dec-2028
	48,000		16,000	(2)	2.98	14-Dec-2028
	24,000	(3)	6,000	(3)	1.50	29-Dec-2027
Jeffery Cauble, CPA	125		--		126.00	10-Sep-2022
	400		--		28.60	07-Jul-2023
	4,000		--		2.98	14-Dec-2028
	12,000		4,000	(2)	2.98	14-Dec-2028
__________________
(1)	Vests on December 31, 2022.
(2)	Vests on December 14, 2022.
(3)	Represents ThermoGenesis Corp. options. Vests on December 29, 2022.

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

The following table describes the potential payments upon a hypothetical termination without cause, resignation for good reason or due to a change in control of the Company on December 31, 2021, for the NEOs. The actual amounts that may be paid upon an executive’s termination of employment can only be determined at the actual time of such termination.

Name	Salary ($)		Incentive Compensation ($)		Health Benefits ($)	Total ($)
Chris Xu, Ph.D.
Termination without cause or resignation for good reason	780,000	(1)	270,000	(1)	60,000	1,110,000
Termination following a change of control	1,560,000	(1)	936,000	(1)	80,000	2,576,000
Jeffery Cauble, CPA
Termination without cause or resignation for good reason	--		--		--	--
Termination following a change of control	--		--		--	--

(1) Payable in a lump-sum payment.

COMPENSATION OF DIRECTORS

Director Compensation Table

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Russell Medford, Ph.D.	$54,500	-	$54,500
Jeff Thomis, Ph.D.	$56,000	-	$56,000
Debra Donaghy, CPA	$50,000	-	$50,000

The following table sets forth the aggregate number of option awards held by each non-employee director as of December 31, 2021:

Name	Aggregate Number of Option Awards
Russell Medford, Ph.D.	16,750
Jeff Thomis, Ph.D.	16,750
Debra Donaghy, CPA	11,250

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table provides information for all of the Company’s equity compensation plans in effect as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	353,420	$12.04	46,289
Equity compensation plans not approved by security holders	--	--	--
Total	353,420		46,289

On June 4, 2020, the Board of Directors of the Company approved and adopted an amendment (the “Plan Amendment”) to the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to increase the aggregate number of shares that may be issued under the 2016 Plan from 392,500 shares to 1,273,000 shares. The Plan Amendment was approved by the Company’s stockholders at its annual stockholder meeting held on January 13, 2022.

On December 29, 2017, the Board of Directors of ThermoGenesis Corp., a wholly-owned subsidiary of the Company (“ThermoGenesis Sub”), adopted the ThermoGenesis Corp. 2017 Equity Incentive Plan (the “ThermoGenesis Sub Plan”). The ThermoGenesis Sub Plan was unanimously approved by the ThermoGenesis Corp. stockholders (including the Company) on December 29, 2017. The ThermoGenesis Sub Plan authorizes the issuance of up to 1,000,000 shares of ThermoGenesis Corp. common stock, all of which may be issued as incentive stock options under Section 422 of the Code. The ThermoGenesis Sub Plan is administered by the Compensation Committee of the ThermoGenesis Corp. Board of Directors, except that if such a committee is not appointed, the plan will be administered by the ThermoGenesis Holdings, Inc. Board of Directors. As of March 28, 2022, Dr. Xu holds 30,000 stock options of ThermoGenesis Corp. out of the ThermoGenesis Sub Plan, of which 24,000 are exercisable.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF THERMOGENESIS HOLDINGS, INC.

The Company has only one class of stock outstanding, our Common Stock. The following table sets forth certain information as of March 28, 2022, with respect to the beneficial ownership of the Company’s Common Stock for (i) each director and director nominee, (ii) each named executive officer herein, (iii) all of Company’s directors and executive officers as a group, and (iv) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of Company’s Common Stock. As of March 24, 2022, there were 12,829,877 shares of Common Stock outstanding. Each share of the Company’s Common Stock is entitled to one vote.

To the Company’s knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock indicated.

Name of Director, Director Nominee or Named Executive Officer	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Xiaochun (Chris) Xu, Ph.D., MBA	17,510,302	(2)	61.20%

Russell Medford, Ph.D.	16,750	(3)	*

Jeff Thomis, Ph.D.	16,750	(3)	*

Debra Donaghy, CPA, CMA, CTP	11,250	(3)	*

Haihong Zhu	36,200	(3)	*

Jeffery Cauble, CPA	17,350	(4)	*

Officers & Directors as a Group (6 persons)	17,608,602		61.34%

Name and Address of 5% Beneficial Owners
Boyalife Asset Holding II, Inc.	17,417,052	(5)	61.07%

*	Less than 1%.
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

(2)
Dr. Xu’s beneficial ownership represents (i) 93,250 shares issuable upon the exercise of options, (ii) 15,688,195 shares issuable upon the conversion of the Second Amended and Restated Convertible Promissory Note payable by the Company to Boyalife Asset Holding II, Inc.; and (iii) 1,728,857 shares owned by Boyalife Asset II, Inc. Dr. Xu has sole voting and dispositive power over the shares held by Boyalife Asset Holding II, Inc.

(3)	Represents shares issuable upon the exercise of options.
(4)	Includes 825 common shares and 16,525 shares issuable upon the exercise of options.
(5)
Consists of 1,728,857 common shares owned and 15,688,195 common shares issuable upon the conversion of the Second Amended and Restated Convertible Promissory Note payable by the Company to Boyalife Asset Holding II, Inc. Dr. Xu has sole voting and dispositive power over the shares held by Boyalife Asset Holding II, Inc. The principal business address of Boyalife Asset Holding II, Inc. is 2453 S. Archer Ave., Suite B, Chicago, IL 60616.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Pary Transactions

For the fiscal year ended December 31, 2021 and 2020, there were the following related party transactions reportable under Item 404 of Regulation S-K.

Healthbanks Biotech (USA) Inc.

On November 26, 2019, the Company entered into a joint venture agreement (the “JV Agreement”)with HealthBanks Biotech (USA) Inc. (“HealthBanks”)to form a new company called ImmuneCyte, Inc. (“ImmuneCyte”) to commercialize the Company’s proprietary cell processing platform, CAR-TXpress™, for use in immune cell banking as well as for cell-based contract development and manufacturing services (CMO/CDMO). Under the terms of the JV Agreement, ImmuneCyte was initially owned 80% by HealthBanks Biotech and 20% by the Company. ImmuneCyte will be among the first immune cell banks in the U.S. and offer customers the ability to preserve younger, healthier and uncontaminated immune cells for future potential use in dendritic and chimeric antigen receptor (“CAR-T”) cell therapies in a GMP compliant processing environment. The Company’s principal contribution to ImmuneCyte was a supply agreement under which ImmuneCyte will have the exclusive right to purchase the Company’s proprietary cell processing equipment in the immune cell banking business and a non-exclusive right to purchase it for other cell-based contract development and manufacturing (“CMO/CDMO”) services at a price equal to 115% of the Company’s cost. The Company also contributed to ImmuneCyte intellectual property and trademarks relating to the Company’s clinical development assets, which were fully impaired by the Company in 2018 and had no book value. HealthBanks contributed to ImmuneCyte a paid-up, royalty free license to use its proprietary business management system, customer relationship management software, and laboratory information statement, and has made available a $1,000,000 unsecured, non-convertible line of credit to ImmuneCyte to provide initial operating capital. HealthBanks is a subsidiary of Boyalife Group, Inc. (USA), the owner of Boyalife Asset Holding II, Inc., which is the largest stockholder of the Company, and is owned by Dr. Xiaochun (Chris) Xu, the Company’s Chief Executive Officer and Chairman of our Board of Directors. In March 2022, the Company transferred its interest in ImmuneCyte to an affiliate of Boyalife Group as a part of a license transaction in which such affiliate licensed to the Company certain intellectual property relating to cell manufacturing.

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, the Company entered into a Credit Agreement with Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of the Boyalife Group (USA), Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement, as amended, grants to the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to March 6, 2022 (the “Maturity Date”). As of December 31, 2021, the Company had an outstanding principal balance on the Loan of $10,000,000. On March 4, 2022, the Company amended the Loan extending the Maturity Date by one year to March 6, 2023.

The Credit Agreement and the Convertible Promissory Note issued thereunder (as amended, the “Note”) provide that the principal and all accrued and unpaid interest under the Loan will be due and payable on the Maturity Date, with payments of interest-only due on the last day of each calendar year. The Loan bears interest at 22% per annum, simple interest. The Company has five business days after the Lender demands payment to pay the interest due before the Loan is considered in default. The Loan can be prepaid in whole or in part by the Company at any time without penalty. The Company paid $2,082,000 and $0 for interest related to the Note in the years ended December 31, 2021 and 2020, respectively. Additionally, a payment of $2,231,000 was paid in January 2022 relating to interest accrued on the Note during year ended December 31, 2021.

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

The Credit Agreement includes a down-round provision that lowers the conversion price of the Note if the Company issues shares of common stock at a lower price per share. At December 31, 2021, the conversion price of the Note was $1.80 per share. The Company issued shares in an At The Market offering in February 2022. As a result of that offering, the conversion price on the Note decreased to $0.64.

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

Director Independence

Our Board of Directors has concluded that Dr. Medford, Dr. Thomis, and Ms. Donaghy are deemed independent under the NASDAQ rules.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the fees billed to us by Marcum LLP for the periods indicated below:

Fee Category	Fiscal 2021	Fiscal 2020
Audit Fees(1)	$323,000	$316,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$323,000	$316,000

(1)
The audit fees consisted of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements and capital market financings.

The Audit Committee pre-approves all audit and non-audit services, and has approved all of the foregoing audit and non-audit services, performed by the independent registered public accounting firm in accordance with the Audit Committee Charter.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b)    Exhibits

Exhibit No.	Document Description
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Holdings, Inc.

Dated: April 8, 2022	By:	/s/ Jeffery Cauble
Jeffery Cauble, Chief Financial Officer (Principal Financial Officer)