Form 10-Q
period 2022-03-31
ThermoGenesis Holdings, Inc.
filed 2022-05-20
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 18, 2022
Common stock, $.001 par value	12,829,877

ThermoGenesis Holdings, Inc.

INDEX

i

PART I - FINANCIAL INFORMATION

ThermoGenesis Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,652,000	$7,280,000
Accounts receivable, net of allowance for doubtful accounts of $156,000 at March 31, 2022 and December 31, 2021	2,175,000	733,000
Inventories	5,893,000	5,373,000
Prepaid expenses and other current assets	1,474,000	1,578,000
Total current assets	13,194,000	14,964,000

Inventories non-current, net	1,197,000	1,709,000
Equipment and leasehold improvements, net	1,224,000	1,261,000
Right-of-use operating lease assets, net	525,000	571,000
Goodwill	781,000	781,000
Other intangible assets, net	1,310,000	1,318,000
Other assets	48,000	48,000
Total assets	$18,279,000	$20,652,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,866,000	$1,280,000
Accrued payroll and related expenses	456,000	348,000
Deferred revenue – short-term	1,159,000	719,000
Convertible promissory note – related party	10,000,000	--
Interest payable – related party	153,000	2,231,000
Convertible promissory note, net	1,000,000	813,000
Other current liabilities	843,000	957,000
Total current liabilities	15,477,000	6,348,000

Convertible promissory note – related party, net	--	9,245,000
Operating lease obligations – long-term	338,000	398,000
Deferred revenue – long-term	1,163,000	1,244,000
Other noncurrent liabilities	19,000	20,000
Total liabilities	16,997,000	17,255,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--

Common stock, $0.001 par value; 350,000,000 shares authorized; 12,829,877 issued and outstanding (11,911,784 at December 31, 2021)	13,000	12,000
Additional paid in capital	258,614,000	268,447,000
Accumulated deficit	(256,833,000)	(264,662,000)
Accumulated other comprehensive loss	45,000	31,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity	1,839,000	3,828,000

Noncontrolling interests	(557,000)	(431,000)
Total equity	1,282,000	3,397,000
Total liabilities and equity	$18,279,000	$20,652,000

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net revenues	$2,663,000	$1,517,000
Cost of revenues	1,723,000	809,000

Gross profit	940,000	708,000

Expenses:

Selling, general and administrative	1,693,000	1,992,000
Research and development	456,000	379,000

Total operating expenses	2,149,000	2,371,000

Loss from operations	(1,209,000)	(1,663,000)

Other income (expenses):
Interest expense	(823,000)	(1,519,000)
Other income (expenses)	(4,000)	(1,000)
Gain / (loss) on extinguishment of debt	--	652,000
Total other expenses	(827,000)	(868,000)

Net loss	(2,036,000)	(2,531,000)

Loss attributable to noncontrolling interests	(126,000)	(118,000)
Net loss attributable to common stockholders	$(1,910,000)	$(2,413,000)

COMPREHENSIVE LOSS
Net loss	$(2,036,000)	$(2,531,000)
Other comprehensive loss:
Foreign currency translation adjustments gain (loss)	14,000	1,000
Comprehensive loss	(2,022,000)	(2,530,000)
Comprehensive loss attributable to noncontrolling interests	(126,000)	(118,000)
Comprehensive loss attributable to common stockholders	$(1,896,000)	$(2,412,000)

Per share data:

Basic and diluted net loss per common share	$(0.16)	$(0.21)
Weighted average common shares outstanding basic and diluted	12,288,517	11,446,366

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non- Controlling interests	Total Equity
Balance at January 1, 2022	11,911,784	$12,000	$268,447,000	$(264,662,000)	$31,000	$(431,000)	$3,397,000

Adoption of ASU 2020-06	--	--	(10,681,000)	9,739,000	--	--	(942,000)
Stock-based compensation expense	--	--	42,000	--	--	--	42,000
Issuance of common stock via at-the-market offering, net	918,093	1,000	593,000	--	--	--	594,000
Related party convertible note price reset			213,000				213,000
Foreign currency translation gain	--	--	--	--	14,000	--	14,000
Net loss	--	--	--	(1,910,000)	--	(126,000)	(2,036,000)
Balance at March 31, 2022	12,829,877	$13,000	$258,614,000	$(256,833,000)	$45,000	$(557,000)	$1,282,000

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non-Controlling interests	Total Equity
Balance at January 1, 2021	8,934,952	$9,000	$259,058,000	$(253,283,000)	$16,000	$70,000	$5,870,000

Stock-based compensation expense	--	--	258,000	--	--	--	258,000
Issuance of common stock via at- the-market offering, net	2,976,832	3,000	6,829,000	--	--	--	6,832,000
Foreign currency translation gain	--	--	--	--	1,000	--	1,000
Net loss	--	--	--	(2,413,000)	--	(118,000)	(2,531,000)
Balance at March 31, 2021	11,911,784	$12,000	$266,145,000	$(255,696,000)	$17,000	$(48,000)	$10,430,000

* Accumulated other comprehensive loss.

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,036,000)	$(2,531,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150,000	166,000
Stock-based compensation expense	42,000	258,000
Amortization of debt discount/premium, net	213,000	908,000
Reserve for excess and slow-moving inventories	374,000	(4,000)
Gain on extinguishment of debt	--	(652,000)
Net change in operating assets and liabilities:
Accounts receivable	(1,442,000)	556,000
Inventories	(383,000)	(718,000)
Prepaid expenses and other assets	103,000	148,000
Accounts payable	599,000	(38,000)
Interest payable – related party	(2,078,000)	(1,532,000)
Accrued payroll and related expenses	107,000	124,000
Deferred revenue – short term	441,000	88,000
Other current liabilities	(112,000)	(603,000)
Long-term deferred revenue and other noncurrent liabilities	(137,000)	(122,000)

Net cash used in operating activities	(4,159,000)	(3,952,000)

Cash flows from investing activities:
Capital expenditures	(65,000)	(27,000)
Net cash used in investing activities	(65,000)	(27,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of $87,000 in expenses	594,000	6,832,000
Net cash provided by financing activities	594,000	6,832,000

Effects of foreign currency rate changes on cash and cash equivalents	2,000	--
Net increase (decrease) in cash and cash equivalents	(3,628,000)	2,853,000

Cash and cash equivalents at beginning of period	7,280,000	7,161,000
Cash and cash equivalents at end of period	$3,652,000	$10,014,000

Supplemental disclosures of cash flow information:
Cash paid for related party interest	$2,628,000	$2,082,000
Cash paid for interest	$60,000	$60,000
Related party convertible note price reset	$213,000	--

See accompanying notes to the condensed consolidated financial statements.

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

2. Going Concern

At March 31, 2022, the Company had cash and cash equivalents of $3,652,000 and working capital of $(2,283,000).  The Company has incurred historical losses from operations and expects to continue to incur operating losses in the near future.  The Company may need to raise additional capital to grow its business, fund operating expenses and make interest payments.  The Company’s ability to fund its liquidity needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through debt borrowings, sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all.  These factors and other indicators raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of this report.

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

3. Summary of Significant Accounting Polices

There have been no material changes in the Company’s significant accounting policies to those disclosed in the 2021 Annual Report.

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

Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ThermoGenesis Holdings’ Annual Report on Form 10-K for the year ended December 31, 2021.

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

Recently Adopted Accounting Standards

On January 1, 2022, we adopted Accounting Standards Update (“ASU”) 2020-06 “Debt-Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging-Contracts in Entity’s Own Equity (“Subtopic 815-40”):  Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” using the modified retrospective method.  ASU 2020-06 provides guidance on how to account for contracts on an entity’s own equity.  This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. The Company recognized a cumulative effect of $9,739,000 of initially applying the ASU as an adjustment to the January 1, 2022 opening balance of accumulated deficit.  Due to the recombination of the equity conversion component of our convertible debt outstanding, additional paid in capital and the debt discounts of the convertible promissory notes were reduced $10,681,000 and $942,000, respectively.

4. Related Party Transactions

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

The following summarizes the Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Carrying Value
At March 31, 2022	3/6/2023	22%	$0.64	$10,000,000
At December 31, 2021	3/6/2022	22%	$1.80	$9,245,000

The Note includes a down round provision that lowers its conversion price if the Company sells shares of common stock at a lower price per share. In February 2022, the Company sold shares of common stock at a price lower than the conversion price of the Note, resulting in a down round triggering event lowering the conversion price of the Note to $0.64 per share.  The Company determined that the triggering event created incremental value of $213,000 which was treated as a debt discount and amortized over the remaining term of the Note.  A Black-Scholes pricing model was utilized to determine the change in the before and after incremental value of the conversion option with the following inputs:

	Before	After
Conversion Price	$1.80	$0.64
Term (in years)	0.02	0.02
Volatility	39.53%	39.53%
Dividend rate	0%	0%
Risk free rate	1.97%	1.97%

The Company amortized $213,000 and $827,000 of debt discount to interest expense for the three months ended March 31, 2022 and 2021, respectively. In addition to the amortization, the Company also recorded interest expense of $550,000 for each of the quarters ended March 31, 2022 and 2021. The interest payable balance as of March 31, 2022 and December 31, 2021 was $153,000 and $2,231,000, respectively.

On March 4, 2022, the Company amended the Credit Agreement and the Note to extend the due date by one year to March 6, 2023.  No other terms of the Note were changed as a part of the extension.  The Company performed a debt extinguishment vs. modification analysis.  The analysis determined that the extension would be considered an extinguishment from an accounting standpoint, due to the change in the value of the conversion option.  However, no gain or loss was recorded to the consolidated statement of operations for the quarter ended March 31, 2022 as it was determined that the fair value of the Note was $10,000,000 both before and after the extension.

Boyalife Genomics

On March 24, 2022, the Company entered into a License and Technology Access Agreement with Boyalife Genomics Tianjin Ltd. (“Boyalife Genomics”), a China-based contract development and manufacturing organization (“CDMO”) and an affiliate of ThermoGenesis’ Chairman and Chief Executive Officer, Chris Xu, Ph.D. The agreement provides for a U.S. license to certain existing and future know-how and other intellectual property relating to cell manufacturing and related processes. The Company plans to develop and operate the CDMO cell therapy manufacturing business through a newly formed division named TG Biosynthesis.

Under the terms of the agreement, the Company transferred its remaining 8.64% interest in ImmuneCyte to Boyalife Genomics and agreed to pay a running royalty of 7.5% of its annual net sales of products and services that are covered by one or more of Boyalife Genomics’ granted U.S. patents and a royalty of 5.0% of other products and services covered by other licensed intellectual property. In the quarter ended March 31, 2022, no royalty payments were made to Boyalife Genomics.

Z3 Investment

Also on March 24, 2022, the Company entered into a five year Lease Agreement with Z3 Investment LLC, an affiliate of the Company’s Chairman and CEO, beginning April 1, 2022, for approximately 35,475 square feet of laboratory and office space in Rancho Cordova, California.  Under the terms of the agreement, monthly rent will be $46,000 per month for the first six months, then increasing to $104,000 per month (with a 4% annual increase) thereafter.

5. Convertible Promissory Note

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

The following summarizes the July 2019 Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Carrying Value
At March 31, 2022	7/31/2022	24%	$0.61	$1,000,000
At December 31, 2021	7/31/2022	24%	$0.91	$813,000

Amortization of debt discount on the July 2019 Note was $0 and $80,000 for the three months ended March 31, 2022 and 2021, respectively.  Interest expense related to the July 2019 Note was $60,000 for both the quarters ended March 31, 2022 and 2021.

6. Stockholders’ Equity

Common Stock

On February 3, 2022, the Company entered into Amendment No. 2 to the At the Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC to further increase the maximum aggregate offering price of shares of Common Stock that may be offered and sold from time to time under the Offering Agreement from $15,280,313 to $19,555,261, which enables the Company to sell an additional $4,275,000 of shares after taking into account prior sales under the Offering Agreement (the “Additional Shares”).  Amendment No. 2 also amended the Offering Agreement to change the expiration date of the Offering Agreement from August 9, 2022 to the date on which all of the Additional Shares are sold by the Company or until the Offering Agreement is otherwise mutually terminated, subject to the early termination provisions set forth in the agreement.  The terms and conditions of the Offering Agreement otherwise remain unchanged.  The Company sold a total of 918,093 shares of common stock under the Offering Agreement for aggregate gross proceeds of $681,000 at an average selling price of $0.74 per share, resulting in net proceeds of approximately $594,000 after deducting commissions and other transaction costs of approximately $87,000.

Equity Plans

On January 13, 2022, the Company’s stockholders approved an amendment of the Company’s Amended 2016 Equity Incentive Plan to increase the aggregate number of shares of the Company’s common stock that may be issued under the plan from 392,500 shares to 1,200,000 shares.

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

	2022	2021
Common stock equivalents of convertible promissory note and accrued interest	17,420,222	6,449,950
Warrants – other	653,248	653,248
Stock options	342,670	889,636
Total	18,416,140	7,992,834

7. Revenue

The following table summarizes the revenues by product line and type:

	Three Months Ended March 31, 2022
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,711,000	$55,000	$--	$1,766,000
BioArchive	155,000	298,000	--	453,000
CAR-TXpress	199,000	43,000	71,000	313,000
Manual Disposables	105,000	--	--	105,000
Other	17,000	--	9,000	26,000
Total	$2,187,000	$396,000	$80,000	$2,663,000

	Three Months Ended March 31, 2021
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$225,000	$39,000	$--	$264,000
BioArchive	208,000	542,000	--	750,000
CAR-TXpress	255,000	28,000	71,000	354,000
Manual Disposables	129,000	--	--	129,000
Other	7,000	--	13,000	20,000
Total	$824,000	$609,000	$84,000	$1,517,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order).  The Company does not have any material contract assets.  When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet).  Revenues recognized during the three months ended March 31, 2022 that were included in the beginning balance of deferred revenue were $446,000.  Short-term deferred revenues were $1,159,000 and $719,000 at March 31, 2022 and December 31, 2021, respectively.  Long-term deferred revenue was $1,163,000 and $1,244,000 at March 31, 2022 and December 31, 2021, respectively.

Backlog of Remaining Customer Performance Obligations

The following table represents revenue expected to be recognized in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder of 2022	2023	2024	2025	2026 and beyond	Total
Service revenue	$1,075,000	$666,000	$184,000	$83,000	$--	$2,008,000
Device revenue (1)	712,000	733,000	41,000	--	--	1,486,000
Exclusivity fee	214,000	286,000	286,000	286,000	190,000	1,262,000
Other	10,000	13,000	13,000	13,000	140,000	189,000
Total	$2,011,000	$1,698,000	$524,000	$382,000	$330,000	$4,945,000

(1)	Represents the minimum purchase requirements under the distribution agreement the Company signed with its AXP distributor in China.

8. Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable as follows:

Accounts Receivable	March 31, 2022	December 31, 2021
Customer 1	35%	--
Customer 2	16%	--
Customer 3	1%	23%
Customer 4	9%	23%

	Three Months Ended March 31,
Revenues	2022		2021
Customer 1	$1,271,000	48%	$151,000	10%
Customer 2	$2,000	--	$316,000	21%

9. Subsequent Events

Effective April 1, 2022, the Company entered into a lease for a 35,745 square foot laboratory, office and manufacturing facility in Rancho Cordova, California for its CDMO business.  The lease expires on September 30, 2027.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward‑Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and in the future could affect, actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet U.S. Food and Drug Administration (“FDA”) regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, uncertainty associated with the COVID-19 pandemic, and other risk factors listed from time to time in our reports with the Securities and Exchange Commission (“SEC”), including, in particular, those set forth in the Company’s Form 10-K for the year ended December 31, 2021.

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

●

CAR-TXpress™ Platform for Clinical Manufacturing – a modular designed, functionally closed manufacturing platform that addresses the critical unmet need for large scale cellular processing and chemistry, manufacturing and controls (“CMC”) needs for manufacturing cellular therapies, including chimeric antigen receptor (“CAR”) T cell therapies. The CAR-TXpress Platform is owned and developed through a subsidiary CAR-TXpress Bio, Inc. (“CARTXpress Bio”) in which the Company owns 80% of the equity interest.

Planned Expansion of Business-- Contract Development and Manufacturing Services for Cell and Cell-Based Gene Therapies

In March 2022, our Board of Directors approved the planned expansion of the Company’s business to include contract development and manufacturing services for cell and cell-based gene therapies.  The Company plans to develop and build-out the capabilities to become a world-class Contract Development and Manufacturing Organization (“CDMO”) for cell and cell-based gene therapies by partnering with Boyalife Genomics Tianjin Ltd., a China-based CDMO (“Boyalife Genomics”), to in-license certain know-how and other intellectual property from Boyalife Genomics, and by leasing and building out a cell manufacturing facility in Sacramento, California.  We intend to leverage our existing technology and combine it with the in-licensed technologies to develop a proprietary manufacturing platform for cell manufacturing activities.

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

Results of Operations

Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021

Net Revenues

Net revenues for the three months ended March 31, 2022 were $2,663,000 compared to $1,517,000 for the three months ended March 31, 2021, an increase of $1,146,000 or 76%.  The increase was driven by AXP® disposable sales which increased by approximately $1,500,000 with approximately 600 more cases sold in the first quarter of 2022 as compared to 2021.  The primary driver of the change was the COVID-19 pandemic which had a significant impact on our sales first quarter of 2021.  Many of our customers choose not to place new orders for AXP disposables in the first quarter last year.  As we enter the beginning of 2022, AXP sales returned to a more normal level for the first quarter.  This increase was offset by a decrease in BioArchive sales, primarily due to approximately $250,000 less in service revenue, as the result of a large one-time service revenue that was recognized in the first quarter of last year.

	March 31, 2022	March 31, 2021
AXP	$1,766,000	$264,000
BioArchive	453,000	750,000
CAR-TXpress	313,000	354,000
Manual Disposables	105,000	129,000
Other	26,000	20,000
	$2,663,000	$1,517,000

Gross Profit

The Company’s gross profit was $940,000 or 35% of net revenues for the three months ended March 31, 2022, compared to $708,000 or 47% of net revenues for the three months ended March 31, 2021, an increase of $232,000.  The increase was driven by the increase in AXP® disposables sold in the quarter ended March 31, 2022, resulting in approximately $700,000 more gross profit.  This increase was offset by approximately $250,000 less in BioArchive service revenue in the quarter ended March 31, 2022 as compared to the same period in 2021.

Selling, General and Administrative

Sales, general and administrative expenses for the three months ended March 31, 2022 were $1,693,000 compared to $1,992,000 for the three months ended March 31, 2021, a decrease of $299,000 or 15%. The decrease was primarily due to lower stock compensation expense of approximately $200,000 in the quarter ended March 31, 2022, driven by stock compensation expense incurred in the prior quarter for awards that were subsequently voluntarily surrendered by Company executives later in 2021 and were no longer outstanding in the first quarter of 2022.

Research and Development Expenses

Research and development expenses were $456,000 for the three months ended March 31, 2022, compared to $379,000 for the three months ended March 31, 2021, an increase of $77,000 or 20%. The increase was driven by higher expenses for salaries and benefits in the quarter ended March 31, 2022.

Interest Expense

Interest expense for the three months ended March 31, 2022 was $823,000, as compared to $1,519,000 for the three months ended March 31, 2021, a decrease of $696,000 or 46%.  The decrease was driven by lower amortization of the debt discount related to the Convertible Promissory Note and Revolving Credit Agreement with Boyalife Asset Holding II, Inc. and the July 2019 Note.  In the quarter ended March 31, 2021, the Company recorded amortization of debt discount to interest expense for these convertible notes totaling $906,000, as compared to $213,000 for the quarter ended March 31, 2022.

Gain on Extinguishment of Debt

The Company recorded no gain on the extinguishment of debt in the three months ended March 31, 2022 as compared to a gain of $652,000 for the three months ended March 31, 2021.  The gain was related to the principal and accrued interest for the Paycheck Protection Program loan the Company received in 2020 and forgiven in March 2021.

Liquidity and Capital Resources

At March 31, 2022, the Company had cash and cash equivalents of $3,652,000 and working capital of ($2,283,000).  This compares to cash and cash equivalents of $7,280,000 and working capital of $8,616,000 at December 31, 2021.  We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

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

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) or 15d-15(e)) as of March 31, 2022. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have both concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

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

ITEM 1A.         Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in f, “Item IA. Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.         Defaults Upon Senior Securities

None.

ITEM 4.         Mine Safety Disclosure

Not applicable.

ITEM 5.         Other Information

None.

ITEM 6.         Exhibits

Exhibit No.	Description
1.1	At the Market Offering Agreement, dated December 13, 2019 by and between ThermoGenesis Holding, Inc. and H.C. Wainwright & Co., LLC incorporated herein by reference to Exhibit 1.2 to the Registration Statement on Form S-3 (Registration No. 333-235509) filed on December 13, 2019.
1.2	Amendment No. 1 to At the Market Offering Agreement, dated May 19, 2020, between ThermoGenesis Holdings, Inc. and H.C. Wainwright & Co., LLC, incorporated herein by reference to Exhibit 1.1 to the Form 8-K filed on May 20, 2020.
1.3	Amendment No. 2 to At the Market Offering Agreement, dated February 3, 2022, by and between ThermoGenesis Holdings, Inc. and H.C. Wainwright & Co., LLC, incorporated herein by reference to Exhibit 1.3 to the Form 8-K filed on February 3, 2022.
3.1	Amended and Restated Certificate of Incorporation of ThermoGenesis Holdings, Inc. dated as of June 5, 2020, incorporated by reference to Exhibit 3.1 to Form 8-K filed June 6, 2020.
3.2	Amended and Restated Bylaws of ThermoGenesis Holdings, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on October 30, 2019.
3.3	First Amendment to the Amended and Restated Bylaws of ThermoGenesis Holdings, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed December 17, 2021.
4.1	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 28, 2018.
4.2	Form of Common Warrant, incorporated by reference to Exhibit 10.37 of amended Registration Statement on Form S-1 filed with the SEC on May 14, 2018.
4.3	Investors’ Rights Agreement, dated January 1, 2019, among CARTXpress Bio, Inc., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P., incorporated by referenced to Exhibit 10.3 to Form 8-K filed with the SEC on January 4, 2019.
4.4	Form of Convertible Promissory Note, dated as of July 23, 2019, between ThermoGenesis Holdings, Inc. and Orbrex USA Co., incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on July 29, 2019.
4.5	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended, incorporated by reference to Exhibit 4.8 to Form 10-K filed with the SEC on March 24, 2020.
10.1	Fourth Amendment to the Company’s Amended 2016 Equity Incentive Plan, Effective June 4, 2020, incorporated by reference to exhibit 10.1 to Form 8-K filed January 14, 2022.
10.2	Amended 2016 Equity Incentive Plan, incorporated by reference to exhibit 10.2 to Form 8-K filed January 14, 2022.
10.3	Amendment No.1 to Second Amended and Restated Convertible Promissory Note, Dated March 4, 2022, between ThermoGenesis Holdings, Inc. and Boyalife Asset Holding II, Inc.
10.4	Amendment No. 2 to First Amended and Restated Revolving Credit Agreement, dated March 4, 2022, between ThermoGenesis Holdings, Inc. and Boyalife Asset Holding II, Inc.
10.5	License and Technology Access Agreement, dated March 24, 2022, between ThermoGenesis Holdings, Inc. and Boyalife Genomics Tianjin Ltd.
10.6	Lease Agreement, dated March 24, 2022, between ThermoGenesis Holdings, Inc. and Z3 Investment LLC.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

ThermoGenesis Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Holdings, Inc. (Registrant)

Dated: May 19, 2022	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: May 19, 2022	/s/ Jeffery Cauble
Jeffery Cauble Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)