Form 10-Q
period 2022-06-30
ThermoGenesis Holdings, Inc.
filed 2022-08-11
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900

ThermoGenesis Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2022
Common stock, $.001 par value	31,321,362

ThermoGenesis Holdings, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,001,000	$7,280,000
Accounts receivable, net of allowance for doubtful accounts of $156,000 at June 30, 2022 and December 31, 2021	2,309,000	733,000
Inventories	5,493,000	5,373,000
Prepaid expenses and other current assets	681,000	1,578,000
Total current assets	12,484,000	14,964,000

Inventories non-current, net	994,000	1,709,000
Equipment and leasehold improvements, net	1,279,000	1,261,000
Right-of-use operating lease assets, net	477,000	571,000
Right-of-use operating lease assets – related party, net	3,754,000	--
Goodwill	781,000	781,000
Other intangible assets, net	1,302,000	1,318,000
Other assets	256,000	48,000
Total assets	$21,327,000	$20,652,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,240,000	$1,280,000
Accrued payroll and related expenses	376,000	348,000
Deferred revenue – short-term	1,029,000	719,000
Convertible promissory note – related party	5,267,000	--
Interest payable – related party	709,000	2,231,000
Convertible promissory note, net	1,000,000	813,000
Other current liabilities	1,070,000	957,000
Total current liabilities	10,691,000	6,348,000

Convertible promissory note – related party, net	--	9,245,000
Operating lease obligations – long-term	274,000	398,000
Operating lease obligations – related party – long-term	3,740,000	--
Deferred revenue – long-term	1,095,000	1,244,000
Other noncurrent liabilities	18,000	20,000
Total liabilities	15,818,000	17,255,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--

Common stock, $0.001 par value; 350,000,000 shares authorized; 27,779,440 issued and outstanding (11,911,784 at December 31, 2021)	28,000	12,000
Additional paid in capital	265,596,000	268,447,000
Accumulated deficit	(259,521,000)	(264,662,000)
Accumulated other comprehensive loss	76,000	31,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity	6,179,000	3,828,000

Noncontrolling interests	(670,000)	(431,000)
Total equity	5,509,000	3,397,000
Total liabilities and equity	$21,327,000	$20,652,000

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net revenues	$3,029,000	$2,201,000	$5,692,000	$3,718,000
Cost of revenues	2,090,000	1,215,000	3,813,000	2,024,000

Gross profit	939,000	986,000	1,879,000	1,694,000

Expenses:
Selling, general and administrative	1,989,000	3,502,000	3,682,000	5,494,000
Research and development	392,000	622,000	847,000	1,001,000

Total operating expenses	2,381,000	4,124,000	4,529,000	6,495,000

Loss from operations	(1,442,000)	(3,138,000)	(2,650,000)	(4,801,000)

Other expenses:

Interest expense	(1,359,000)	(1,524,000)	(2,182,000)	(3,043,000)
Other income (expenses)	--	(10,000)	(4,000)	(11,000)
Gain on extinguishment of debt	--	--	--	652,000
Total other expense	(1,359,000)	(1,534,000)	(2,186,000)	(2,402,000)

Net loss	(2,801,000)	(4,672,000)	(4,836,000)	(7,203,000)

Loss attributable to noncontrolling interests	(113,000)	(133,000)	(239,000)	(251,000)
Net loss attributable to common stockholders	$(2,688,000)	$(4,539,000)	$(4,597,000)	$(6,952,000)

COMPREHENSIVE LOSS
Net loss	$(2,801,000)	$(4,672,000)	$(4,836,000)	$(7,203,000)
Other comprehensive loss:
Foreign currency translation adjustments gain (loss)	31,000	12,000	45,000	13,000
Comprehensive loss	(2,770,000)	(4,660,000)	(4,791,000)	(7,190,000)
Comprehensive loss attributable to noncontrolling interests	(113,000)	(133,000)	(239,000)	(251,000)
Comprehensive loss attributable to common stockholders	$(2,657,000)	$(4,527,000)	$(4,552,000)	$(6,939,000)

Per share data:

Basic and diluted net loss per common share	$(0.20)	$(0.38)	$(0.36)	$(0.59)

Weighted average common shares outstanding – basic and diluted	13,463,137	11,911,784	12,879,072	11,679,075

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity

For the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non- Controlling Interests	Total Equity
Balance at January 1, 2022	11,911,784	$12,000	$268,447,000	$(264,662,000)	$31,000	$(431,000)	$3,397,000

Adoption of ASU 2020-06	--	--	(10,681,000)	9,739,000	--	--	(942,000)
Stock-based compensation expense	--	--	42,000	--	--	--	42,000
Issuance of common stock via at-the-market offering, net	918,093	1,000	593,000	--	--	--	594,000
Related party convertible note price reset			213,000				213,000
Foreign currency translation gain	--	--	--	--	14,000	--	14,000
Net loss	--	--	--	(1,910,000)	--	(126,000)	(2,036,000)
Balance at March 31, 2022	12,829,877	$13,000	$258,614,000	$(256,833,000)	$45,000	$(557,000)	$1,282,000

Stock-based compensation expense	--	--	72,000	--	--	--	72,000
Issuance of common stock via at-the-market offering, net	4,397,329	4,000	1,446,000	--	--	--	1,450,000
Related party convertible note price reset	--	--	2,475,000	--	--	--	2,475,000
Conversion of related party note payable to common stock	10,552,234	11,000	2,989,000	--	--	--	3,000,000
Foreign currency translation gain	--	--	--	--	31,000	--	31,000
Net loss	--	--	--	(2,688,000)	--	(113,000)	(2,801,000)
Balance at June 30, 2022	27,779,440	$28,000	$265,596,000	$(259,521,000)	$76,000	$(670,000)	$5,509,000

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non- Controlling Interests	Total Equity
Balance at January 1, 2021	8,934,952	$9,000	$259,058,000	$(253,283,000)	$16,000	$70,000	$5,870,000

Stock-based compensation expense	--	--	258,000	--	--	--	258,000
Issuance of common stock via at-the-market offering, net	2,976,832	3,000	6,829,000	--	--	--	6,832,000
Foreign currency translation gain	--	--	--	--	1,000	--	1,000
Net loss	--	--	--	(2,413,000)	--	(118,000)	(2,531,000)
Balance at March 31, 2021	11,911,784	$12,000	$266,145,000	$(255,696,000)	$17,000	$(48,000)	$10,430,000

Stock-based compensation expense	--	--	2,099,000	--	--	--	2,099,000
Foreign currency translation gain	--	--	--	--	12,000	--	12,000
Net loss	--	--	--	(4,539,000)	--	(133,000)	(4,672,000)
Balance at June 30, 2021	11,911,784	$12,000	$268,244,000	$(260,235,000)	$29,000	$(181,000)	$7,869,000

* Accumulated other comprehensive loss.

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,836,000)	$(7,203,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410,000	320,000
Stock based compensation expense	114,000	2,357,000
Amortization of debt discount/premium, net	955,000	1,815,000
Reserve for excess and slow-moving inventories	555,000	98,000
Gain on extinguishment of debt	--	(652,000)
Net change in operating assets and liabilities:
Accounts receivable	(1,576,000)	140,000
Inventories	37,000	(1,042,000)
Prepaid expenses and other assets	689,000	524,000
Accounts payable	1,000	(236,000)
Interest payable – related party	(1,522,000)	(976,000)
Accrued payroll and related expenses	28,000	(4,000)
Deferred revenue – short-term	310,000	294,000
Other current liabilities	119,000	(434,000)
Long-term deferred revenue and other noncurrent liabilities	(385,000)	(245,000)

Net cash used in operating activities	(5,101,000)	(5,244,000)

Cash flows from investing activities:
Capital expenditures	(219,000)	(80,000)

Net cash used in investing activities	(219,000)	(80,000)

Cash flows from financing activities:

Proceeds from issuance of common stock, net of expenses	2,044,000	6,832,000

Net cash provided by financing activities	2,044,000	6,832,000

Effects of foreign currency rate changes on cash and cash equivalents	(3,000)	(1,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,279,000)	1,507,000

Cash, cash equivalents and restricted cash at beginning of period	7,280,000	7,161,000
Cash, cash equivalents and restricted cash at end of period	$4,001,000	$8,668,000

Supplemental disclosures of cash flow information:
Cash paid for related party interest	$2,628,000	$2,082,000
Cash paid for interest	$120,000	$120,000
Right-to-use asset acquired under operating lease	$3,863,000	--
Related party promissory note converted to common stock	$3,000,000	--
Related party convertible note price reset	$2,688,000	--

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

ThermoGenesis Holdings, Inc. (“ThermoGenesis Holdings,” the “Company,” “we,” “our,” “us”) develops and commercializes a range of automated technologies for cell-banking, cell-processing, and cell-based therapeutics.  Since the 1990’s ThermoGenesis Holdings has been a pioneer in, and a leading provider of automated systems that isolate, purify and cryogenically store units of hematopoietic stem and progenitor cells for the cord blood banking industry.  The Company was founded in 1986 and is incorporated in the State of Delaware and headquartered in Rancho Cordova, CA.

Medical Device Products for Automated Cell Processing

The Company provides the AutoXpress® and BioArchive® platforms for automated clinical bio-banking, PXP® platform for point-of-care cell-based therapies and the CAR-TXpress™ platform for large scale cell manufacturing services.  All product lines are reporting as a single reporting segment in the financial statements.

Planned CDMO Business

In March 2022, our Board of Directors approved the planned expansion of the Company’s business to include contract development and manufacturing services for cell and cell-based gene therapies.  The Company plans to develop and build-out the capabilities to become a Contract Development and Manufacturing Organization (“CDMO”) for cell and cell-based gene therapies by partnering with Boyalife Genomics Tianjin Ltd., a China-based CDMO (“Boyalife Genomics”), to in-license certain know-how and other intellectual property from Boyalife Genomics, and by leasing and building out a cell manufacturing facility in Sacramento, California.  We intend to leverage our existing technology and combine it with the in-licensed technologies to develop a proprietary manufacturing platform for cell manufacturing activities and other cell manufacturing solutions for clients with therapeutic candidates in various stages of development.  We are targeting the launch of our CDMO services to customers in 2023.

2. Going Concern

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

Operating results for the three and six month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ended December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ThermoGenesis Holdings’ Annual Report on Form 10-K for the year ended December 31, 2021.

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

Recently Adopted Accounting Standards

On January 1, 2022, we adopted Accounting Standards Update (“ASU”) 2020-06 “Debt-Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging-Contracts in Entity’s Own Equity (“Subtopic 815-40”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” using the modified retrospective method. ASU 2020-06 provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. The Company recognized a cumulative effect of $9,739,000 of initially applying the ASU as an adjustment to the January 1, 2022 opening balance of accumulated deficit. Due to the recombination of the equity conversion component of our convertible debt outstanding, the 2022 opening balance of additional paid in capital was reduced by $10,681,000 and the debt discounts of the convertible promissory notes were reduced $942,000.

4. Related Party Transactions

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Asset Holding II, Inc. (the “Lender”). The Lender is a wholly owned subsidiary of the Boyalife Group (USA), Inc., which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement, as amended, grants to the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to March 6, 2023 (the “Maturity Date”). The Company performed a debt extinguishment vs. modification analysis.  The analysis determined that the extension would be considered an extinguishment from an accounting standpoint, due to the change in the value of the conversion option.  In June 2022, the Lender converted a total of $3,000,000 of the outstanding balance of the convertible note into 10,552,234 shares of our common stock. As of June 30, 2022, the outstanding principle balance of the Loan was $7,000,000.

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

The following summarizes the Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Debt Discount	Carrying Value
June 30, 2022	3/6/2023	22%	$0.28	$7,000,000	$(1,733,000)	$5,267,000
December 31, 2021	3/6/2022	22%	$1.80	$10,000,000	$(755,000)	$9,245,000

The Note includes a down-round anti-dilution provision that lowers its conversion price if the Company sells shares of common stock at a lower price per share. In February 2022, the Company sold shares of common stock at a price lower than the conversion price of the Note, resulting in a down round triggering event lowering the conversion price of the Note to $0.64 per share.  The Company determined that the triggering event created incremental value of $213,000 which was treated as a debt discount and amortized over the remaining term of the Note.  A Black-Scholes pricing model was utilized to determine the change in the before and after incremental value of the conversion option with the following inputs:

	Before	After
Conversion Price	$1.80	$0.64
Term (in years)	0.02	0.02
Volatility	39.53%	39.53%
Dividend rate	0%	0%
Risk free rate	1.97%	1.97%

In June 2022, the Company sold shares of common stock at a price lower than the conversion price of the Note, resulting in another down round triggering event lowering the conversion price of the Note to $0.28 per share. This triggering event created incremental value of $2,475,000 which was treated as a debt discount and will be amortized over the remaining term of the Note. A Black-Scholes pricing model was utilized to determine the change in the before and after incremental value of the conversion option with the following inputs:

	Before	After
Conversion Price	$0.64	$0.28
Term (in years)	0.69	0.69
Volatility	85.6%	85.6%
Dividend rate	0%	0%
Risk free rate	3.2%	3.2%

The Company amortized $742,000 and $955,000 of debt discount to interest expense for the three and six months ended June 30, 2022.  The $742,000 amortized in the three months ended June 30, 2022 relates to accelerated amortization for the portion of the Note that was converted in June 2022.  In addition to the amortization, the Company also recorded interest expense of $556,000 and $1,106,000 for the three and six months ended June 30, 2022 and 2021.  The interest payable balance as of June 30, 2022 and December 31, 2021 was $709,000 and $2,231,000, respectively.

Boyalife Genomics

On March 24, 2022, the Company entered into a License and Technology Access Agreement with Boyalife Genomics Tianjin Ltd. (“Boyalife Genomics”), a China-based CDMO and an affiliate of ThermoGenesis’ Chairman and Chief Executive Officer, Chris Xu, Ph.D. The agreement provides for a U.S. license to certain existing and future know-how and other intellectual property relating to cell manufacturing and related processes. The Company plans to develop and operate the CDMO cell therapy manufacturing business through a newly formed division named TG Biosynthesis.

Under the terms of the agreement, the Company transferred its remaining 8.64% interest in ImmuneCyte to Boyalife Genomics and agreed to pay a running royalty of 7.5% of its annual net sales of products and services that are covered by one or more of Boyalife Genomics’ granted U.S. patents and a royalty of 5.0% of other products and services covered by other licensed intellectual property. In the three and six months ended June 30, 2022, no sales were recorded under the license agreement and no royalty payments were made to Boyalife Genomics.

5. Related Party Lease

Z3 Investment

On March 24, 2022, the Company entered into a five year Lease Agreement with Z3 Investment LLC, an affiliate of the Company’s Chairman and CEO, beginning April 1, 2022, for approximately 35,000 square feet of laboratory and office space in Rancho Cordova, California.  Under the terms of the agreement, monthly rent will be $46,000 per month for the first six months, then increasing to $104,000 per month (with a 4% annual increase) thereafter.  Additionally, the Company will pay all operating expenses as they become due estimated to be approximately $5,000 per month and will be expensed in the period incurred.  The Company has the option to renew the lease for two 5-year periods.  Additionally, the Company has the ability to opt out of the lease after 1 year if the CDMO facility is unable to be constructed as planned at the facility.

The Company performed an analysis of the lease and determined it to be an operating lease. A right-of-use asset and lease obligation were recorded at the lease inception.

Operating Lease

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we use the Company’s cost of capital based on existing debt instruments. We recognize the expense for this lease on a straight-line basis over the lease term.

The following summarizes the Company’s operating lease:

June 30, 2022
Right-of-use operating lease assets – related party, net	$3,754,000
Current lease liability (included in other current liabilities)	200,000
Non-current lease liability	3,740,000

Weighted average remaining lease term	5.3
Discount rate	22%

Maturities of lease liabilities by year for our operating lease are as follows:

2022 (Remaining)	$449,000
2023	1,256,000
2024	1,307,000
2025	1,359,000
2026	1,428,000
Thereafter	1,133,000
Total lease payments	$6,932,000
Less: imputed interest	(2,992,000)
Present value of operating lease liabilities	$3,940,000

Statement of Cash Flows

Cash paid for amounts included in the measurement of operating lease liabilities was $138,000 and $0 for the quarters ended June 30, 2022 and 2021, respectively.

6. Convertible Promissory Note

July 2019 Note

On July 23, 2019, the Company entered into a private placement with the Accredited Investor, pursuant to which the Company issued and sold to such investor an unsecured convertible promissory note in the original principal amount of $1,000,000 (the “July 2019 Note”).   The July 2019 Note is convertible into shares of the Company's common stock at a conversion price equal to the lower of (a) $1.80 per share or (b) 90% of the closing sale price of the Company’s common stock on the date of conversion (subject to a floor conversion price of $0.50).  The July 2019 Note bears interest at the rate of twenty-four percent (24%) per annum and is payable quarterly in arrears.  Unless sooner converted in the manner described below, all principal under the July 2019 Note, together with all accrued and unpaid interest thereupon, would have been due and payable three years from the date of the issuance on July 31, 2022, provided that the July 2019 Note was amended as set forth below.

Subsequent to June 30, 2022, the Company entered into an Amendment No. 2 to the July 2019 Note (the "Note Amendment”). The Note Amendment extended the maturity date of the July 2019 Note to January 31, 2023 and modified when interest is due from quarterly to January 31, 2023. The Note Amendment changed the fixed conversion price to $0.21 per share, provided that in the event that the Company issues shares, options, warrants, or convertible securities, subject to certain exceptions, at an effective price per common share lower than $0.21, then the conversion price would be adjusted to such lower issuance price.

The following summarizes the July 2019 Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Carrying Value
June 30, 2022	1/31/2023	24%	$0.50	$1,000,000
December 31, 2021	7/31/2022	24%	$0.91	$813,000

Amortization of debt discount on the July 2019 Note was $0 for the three and six months ended June 30, 2022 and $80,000 and $161,000 for the three and six months ended June 30, 2021, respectively. Interest expense related to the July 2019 Note was $60,000 and $120,000 for the three and six months ended June 30, 2022 and 2021.

7. Stockholders’ Equity

Common Stock

On February 3, 2022, the Company entered into Amendment No. 2 to the At the Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC to further increase the maximum aggregate offering price of shares of Common Stock that may be offered and sold from time to time under the Offering Agreement from $15,280,000 to $19,555,000, which enables the Company to sell an additional $4,275,000 of shares after taking into account prior sales under the Offering Agreement (the “Additional Shares”). After filing the Company’s 2021 Form 10-K in March 2022, the total offering price was updated to $18,573,000 based on the shares currently available on Company’s existing Form S-3. The terms and conditions of the Offering Agreement otherwise remain unchanged. For the six months ended June 30, 2022, the Company sold a total of 5,315,422 shares of common stock under the Offering Agreement for aggregate gross proceeds of $2,255,000 at an average selling price of $0.42 per share, resulting in net proceeds of approximately $2,044,000 after deducting commissions and other transaction costs of approximately $211,000.

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

	2022	2021
Common stock equivalents of convertible promissory note and accrued interest	29,235,002	6,758,897
Warrants – other	653,248	653,248
Stock options	293,670	386,461
Total	30,181,920	7,798,606

8. Revenue

The following table presents net sales by geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$1,573,000	$1,016,000	$3,439,000	$2,041,000
China	1,117,000	46,000	1,206,000	88,000
Thailand	--	398,000	7,000	400,000
Other	339,000	741,000	1,040,000	1,189,000
Total	$3,029,000	$2,201,000	$5,692,000	$3,718,000

The following tables summarizes the revenues by product line and type:

	Three Months Ended June 30, 2022
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,923,000	$40,000	$--	$1,963,000
BioArchive	338,000	305,000	--	643,000
CAR-TXpress	163,000	58,000	71,000	292,000
Manual Disposables	102,000	--	--	102,000
Other	23,000	--	6,000	29,000
Total	$2,549,000	$403,000	$77,000	$3,029,000

	Six Months Ended June 30, 2022
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$3,634,000	$96,000	$--	$3,730,000
BioArchive	493,000	603,000	--	1,096,000
CAR-TXpress	361,000	101,000	142,000	604,000
Manual Disposables	207,000	--	--	207,000
Other	40,000	--	15,000	55,000
Total	$4,735,000	$800,000	$157,000	$5,692,000

	Three Months Ended June 30, 2021
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,048,000	$48,000	$--	$1,096,000
BioArchive	223,000	326,000	--	549,000
CAR-TXpress	287,000	30,000	72,000	389,000
Manual Disposables	116,000	--	--	116,000
Other	30,000	--	21,000	51,000
Total	$1,704,000	$404,000	$93,000	$2,201,000

	Six Months Ended June 30, 2021
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,273,000	$87,000	$--	$1,360,000
BioArchive	431,000	868,000	--	1,299,000
CAR-TXpress	542,000	58,000	143,000	743,000
Manual Disposables	245,000	--	--	245,000
Other	37,000	--	34,000	71,000
Total	$2,528,000	$1,013,000	$177,000	$3,718,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet). Revenues recognized during the three and six months ended June 30, 2022 that were included in the beginning balance of deferred revenue were $292,000 and $641,000, respectively. Short-term deferred revenues were $1,029,000 and $719,000 at June 30, 2022 and December 31, 2021, respectively. Long-term deferred revenue was $1,095,000 and $1,244,000 at June 30, 2022 and December 31, 2021, respectively.

Backlog of Remaining Customer Performance Obligations

The following table represents revenue expected to be recognized in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder of 2022	2023	2024	2025	2026 and beyond	Total
Service revenue	$782,000	$682,000	$203,000	$83,000	$--	$1,750,000
Device revenue (1)	41,000	733,000	41,000	--	--	815,000
Exclusivity fee	143,000	286,000	286,000	286,000	191,000	1,192,000
Other	7,000	13,000	13,000	13,000	130,000	176,000
Total	$973,000	$1,714,000	$543,000	$382,000	$321,000	$3,933,000

(1)	Represents the minimum purchase requirements under the distribution agreement the Company signed with its AXP distributor in China.

9. Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable as follows:

Accounts Receivable

	June 30, 2022	December 31, 2021
Customer 1	43%	--
Customer 2	12%	--
Customer 3	11%	--
Customer 4	9%	23%
Customer 5	--	23%

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer 1	24%	15%	36%	13%
Customer 2	32%	--	17%	--
Customer 3	11%	4%	8%	6%
Customer 4	--	18%	--	11%

10. Subsequent Events

Subsequent to June 30, 2022, the Company sold a total of 3,541,922 shares of common stock under the H.C. Wainwright ATM Agreement for aggregate gross proceeds of $1,038,000 resulting in net proceeds of approximately $996,000 after deducting commissions and other transaction costs of approximately $42,000.

On July 25, 2022, the Company entered into an Amendment No. 2 to the July 2019 Note (the "Note Amendment”). The Note Amendment extended the maturity date of the July 2019 Note to January 31, 2023 and modified when interest is due from quarterly to January 31, 2023. The Note Amendment changed the fixed conversion price to $0.21 per share, provided that in the event that the Company issues shares, options, warrants, or convertible securities, subject to certain exceptions, at an effective price per common share lower than $0.21, then the conversion price would be adjusted to such lower issuance price. As a result of the Note Amendment, the conversion price of the related party Convertible Promissory Note with Boyalife Asset Holding II, Inc. decreased to $0.21 per share. On July 28, 2022, Boyalife Asset Holding II, Inc. transfer and sold such Convertible Promissory Note to Boyalife Group, Inc., which owns all of the capital and stock of Boyalife Asset Holding II, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward‑Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and in the future could affect, actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet U.S. Food and Drug Administration (“FDA”) regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, uncertainty associated with the COVID-19 pandemic, risks associated with expanding into the Company’s planned CDMO business, and other risk factors listed from time to time in our reports with the Securities and Exchange Commission (“SEC”), including, in particular, those set forth in the Company’s Form 10-K for the year ended December 31, 2021.

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

Planned Expansion of Business-- Contract Development and Manufacturing Services for Cell and Cell-Based Gene Therapies

In March 2022, our Board of Directors approved the planned expansion of the Company’s business to include contract development and manufacturing services for cell and cell-based gene therapies.  The Company plans to develop and build-out the capabilities to become a world-class CDMO for cell and cell-based gene therapies by partnering with Boyalife Genomics Tianjin Ltd., a China-based CDMO (“Boyalife Genomics”), to in-license certain know-how and other intellectual property from Boyalife Genomics, and by leasing and building out a cell manufacturing facility in Sacramento, California.  We intend to leverage our existing technology and combine it with the in-licensed technologies to develop a proprietary manufacturing platform for cell manufacturing activities.

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

We are targeting the launch of our CDMO services to customers in 2023.  The successful development and launch of TG Biosynthesis will require us to raise additional capital, acquire various equipment for the planned operations, hire certain personnel needed to launch the operation, and timely complete the build-out of our leased Sacramento facility.  There is no assurance that we will be able to successfully obtain such additional capital resources, as such capital may not be available on reasonable terms, or available at all.  We will need to hire, train, and retain additional employees who have experiences in the cell manufacturing field in order for our CDMO business to be successful.

Results of Operations

Three Months Ended June 30, 2022 as Compared to the Three Months Ended June 30, 2021

Net Revenues

Net revenues increased by $828,000 or 38%, from $2,201,000 to $3,029,000 for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The revenue increase is due to $867,000 in additional sales for AXP, driven by approximately $950,000 additional AXP disposable sales to our distributor in China and approximately $450,000 more domestic AXP disposable sales. This is offset by approximately $100,000 less AXP disposable sales in Europe and approximately $400,000 less sales in Thailand. The Company had $94,000 more in BioArchive sales driven by one BioArchive device sold in the quarter ended June 30, 2022. These increases were offset by $103,000 decrease in CAR-TXpress revenues.

	June 30, 2022	June 30, 2021
AXP	$1,963,000	$1,096,000
BioArchive	643,000	549,000
CAR-TXpress	292,000	389,000
Manual Disposables	102,000	116,000
Other	29,000	51,000
Total	$3,029,000	$2,201,000

Gross Profit

The Company’s gross profit decreased by $47,000 to $939,000 or 31% of net revenues for the three months ended June 30, 2022, compared to $986,000 or 45% for three months ended June 30, 2021. The decrease was driven by inventory reserves and higher cost from our AXP disposable contract manufacturer.

Selling, General and Administrative

Sales, general and administrative expenses for the three months ended June 30, 2022 were $1,989,000 compared to $3,502,000 for the three months ended June 30, 2021, a decrease of $1,513,000 or 43%. The decrease was driven by stock compensation expense, which decreased by approximately $1,850,000 primarily due to the accelerated expense for the stock options that were voluntarily surrendered by Company executives in the three months ended June 30, 2021, offset by increased rent expense of approximately $325,000 for the new CDMO facility leased by the Company beginning in April 2022.

Research and Development Expenses

Research and development expenses were $392,000 for the three months ended June 30, 2022 as compared to $622,000 for the three months ended June 30, 2021, a decrease of $230,000 or 37%. The decrease was driven by approximately $170,000 stock compensation expense and approximately $75,000 in BACS development expenses.

Interest Expense

Interest expense for the three months ended June 30, 2022 was $1,359,000, compared to $1,524,000, for the three months ended June 30, 2021, a decrease of $165,000 or 11%. The decrease is due to the adoption of ASU 2020-06, which resulted in the amortization of the previous debt discount to be eliminated, offset by the accelerated interest for the triggering event that occurred in the second quarter of 2022 relating to the portion of the Convertible Promissory Note that was converted during the quarter ended June 30, 2022.

Results of Operations for the Six Months Ended June 30, 2022 as Compared to the Six Months Ended June 30, 2021

Net Revenues

Net revenues increased by $1,974,000 or 53%, from $3,718,000 to $5,692,000 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The revenue increase is due to $2,370,000 in additional sales for AXP, driven by approximately $1,000,000 in additional AXP disposable sales to our distributor in China and approximately $1,700,000 more domestic AXP disposable sales. This is offset by approximately $400,000 less sales in Thailand. These increases were offset by $203,000 less in BioArchive sales and a $139,000 decrease in CAR-TXpress revenues for the quarter ended June 30, 2022.

	Six Months Ended June 30,
	2022	2021
AXP	$3,730,000	$1,360,000
BioArchive	1,096,000	1,299,000
CAR-TXpress	604,000	743,000
Manual Disposables	207,000	245,000
Other	55,000	71,000
Total	$5,692,000	$3,718,000

Gross Profit

The Company’s gross profit was $1,879,000 or 33% of net revenues for the six months ended June 30, 2022, compared to $1,694,000 or 46% of net revenues for the six months ended June 30, 2021, an increase of $185,000. The increase was driven by additional sales, offset by higher cost from our AXP disposable contract manufacturer and approximately $400,000 more in inventory reserves.

Selling, General and Administrative

Sales, general and administrative expenses for the six months ended June 30, 2022 were $3,682,000 compared to $5,494,000 for the six months ended June 30, 2021, a decrease of $1,812,000 or 33%. The decrease was driven by stock compensation expense, which decreased by approximately $2,000,000 primarily due to the accelerated expense for the stock options that were voluntarily surrendered by Company executives and approximately $100,000 more in consulting expenses in the quarter ended June 30, 2021, offset by increased rent expense of approximately $325,000 for the new CDMO facility leased by the Company beginning in April 2022.

Research and Development Expenses

Research and development expenses were $847,000 for the six months ended June 30, 2022, compared to $1,001,000 for the six months ended June 30, 2021, a decrease of $154,000 or 15%.  The decrease was driven by approximately $200,000 stock compensation expense and approximately $95,000 in BACS development expenses, offset by increased salaries and benefits of approximately $165,000.

Gain on Extinguishment of Debt

The Company recorded no gain on the extinguishment of debt in the six months ended June 30, 2022 as compared to a gain of $652,000 for the six months ended June 30, 2021. The gain was related to the principal and accrued interest for the Paycheck Protection Program loan the Company received in 2020 and forgiven in March 2021.

Interest Expense

Interest expense decreased to $2,182,000 for the six months ended June 30, 2022 as compared to $3,043,000 for the six months ended June 30, 2021 a decrease of $861,000. The decrease is due to the adoption of ASU 2020-06, which resulted in the amortization of the previous debt discount to be eliminated. This was offset by the amortization of the debt discount for the triggering events related to the Convertible Promissory Note of $955,000 during the six months ended June 30, 2022.

Liquidity and Capital Resources

At June 30, 2022, the Company had cash and cash equivalents of $4,001,000 and working capital of $1,793,000. This compares to cash and cash equivalents of $7,280,000 and working capital of $8,616,000 at December 31, 2021. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

The Company has a Revolving Credit Agreement with Boyalife Asset Holding II, Inc. (the “Lender”).  In June 2022, the Lender converted $3,000,000 of the outstanding balance of the convertible note into 10,552,234 shares of our common stock.  As of June 30, 2022, the outstanding face value of the Loan was $7,000,000.

The Company has incurred historical losses from operations and expects to continue to incur operating losses in the near future.  The Company will need to raise additional capital to grow its business, fund operating expenses and make interest payments, as well as to fund its planned expansion into CDMO business.  The Company’s ability to fund its liquidity needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through debt borrowings, sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all.  These factors and other indicators raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of this report.

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

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) or 15d-15(e)) as of June 30, 2022. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have both concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

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

There have been no material changes to the risk factors relating to the Company set forth in, “Item IA. Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2021.

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

3.1	Second Amendment to Amended and Restated Bylaws of ThermoGenesis Holdings, Inc. dated June 30, 2022, incorporate by reference to Exhibit 3.1 to Form 8-K filed July 6, 2022.
3.2	Amended and Restated Certificate of Incorporation of ThermoGenesis Holdings, Inc. dated as of June 5, 2020, incorporated by reference to Exhibit 3.1 to Form 8-K filed June 6, 2020.
3.3	Amended and Restated Bylaws of ThermoGenesis Holdings, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on October 30, 2019.
3.4	First Amendment to the Amended and Restated Bylaws of ThermoGenesis Holdings, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed December 17, 2021.
4.1	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 28, 2018.
4.2	Form of Common Warrant, incorporated by reference to Exhibit 10.37 of amended Registration Statement on Form S-1 filed with the SEC on May 14, 2018.
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
10.1

Amendment No. 2 to Convertible Promissory Note, dated July 25, 2022, between ThermoGenesis Holdings, Inc. and Orbrex (USA) Co. Limited, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 28, 2022.

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

ThermoGenesis Holdings, Inc. (Registrant)

Dated: August 11, 2022	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2022	/s/ Jeffery Cauble
Jeffery Cauble Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)