Form 10-Q
period 2022-09-30
ThermoGenesis Holdings, Inc.
filed 2022-11-10
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900 ThermoGenesis Holdings, Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2022
Common stock, $.001 par value	45,997,792

ThermoGenesis Holdings, Inc.

INDEX

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,903,000	$7,280,000
Accounts receivable, net of allowance for doubtful accounts of $149,000 ($156,000 at December 31, 2021)	2,056,000	733,000
Inventories	4,912,000	5,373,000
Prepaid expenses and other current assets	612,000	1,578,000
Total current assets	11,483,000	14,964,000

Inventories non-current, net	930,000	1,709,000
Equipment and leasehold improvements, net	1,271,000	1,261,000
Right-of-use operating lease assets, net	426,000	571,000
Right-of-use operating lease assets – related party, net	3,653,000	--
Goodwill	781,000	781,000
Other intangible assets, net	1,294,000	1,318,000
Other assets	255,000	48,000
Total assets	$20,093,000	$20,652,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,007,000	$1,280,000
Accrued payroll and related expenses	493,000	348,000
Deferred revenue – short-term	841,000	719,000
Convertible promissory note – related party	5,133,000	--
Interest payable – related party	1,099,000	2,231,000
Convertible promissory note, net	1,000,000	813,000
Other current liabilities	1,395,000	957,000
Total current liabilities	10,968,000	6,348,000

Convertible promissory note – related party, net	--	9,245,000
Operating lease obligations – long-term	205,000	398,000
Operating lease obligations – related party – long-term	3,622,000	--
Deferred revenue – long-term	1,014,000	1,244,000
Other noncurrent liabilities	18,000	20,000
Total liabilities	15,827,000	17,255,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	--	--

Common stock, $0.001 par value; 350,000,000 shares authorized; 31,321,362 issued and outstanding (11,911,784 at December 31, 2021)	31,000	12,000
Additional paid in capital	267,731,000	268,447,000
Accumulated deficit	(262,761,000)	(264,662,000)
Accumulated other comprehensive loss	98,000	31,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity	5,099,000	3,828,000

Noncontrolling interests	(833,000)	(431,000)
Total equity	4,266,000	3,397,000
Total liabilities and equity	$20,093,000	$20,652,000

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net revenues	$2,115,000	$3,158,000	$7,807,000	$6,876,000
Cost of revenues	1,678,000	2,043,000	5,491,000	4,067,000

Gross profit	437,000	1,115,000	2,316,000	2,809,000

Expenses:
Selling, general and administrative	1,982,000	1,677,000	5,665,000	7,171,000
Research and development	470,000	543,000	1,317,000	1,544,000

Total operating expenses	2,452,000	2,220,000	6,982,000	8,715,000

Loss from operations	(2,015,000)	(1,105,000)	(4,666,000)	(5,906,000)

Other expenses:
Interest expense	(1,391,000)	(1,530,000)	(3,572,000)	(4,573,000)
Gain on extinguishment of debt	--	--	--	652,000
Other income/(expense)	3,000	843,000	(1,000)	833,000

Total other expense	(1,388,000)	(687,000)	(3,573,000)	(3,088,000)

Net loss	(3,403,000)	(1,792,000)	(8,239,000)	(8,994,000)

Loss attributable to noncontrolling interests	(163,000)	(18,000)	(402,000)	(269,000)
Net loss attributable to common stockholders	$(3,240,000)	$(1,774,000)	$(7,837,000)	$(8,725,000)

COMPREHENSIVE LOSS
Net loss	$(3,403,000)	$(1,792,000)	$(8,239,000)	$(8,994,000)
Other comprehensive loss:
Foreign currency translation adjustments gain (loss)	22,000	(1,000)	67,000	12,000
Comprehensive loss	(3,381,000)	(1,793,000)	(8,172,000)	(8,982,000)
Comprehensive loss attributable to noncontrolling interests	(163,000)	(18,000)	(402,000)	(269,000)
Comprehensive loss attributable to common stockholders	$(3,218,000)	$(1,775,000)	$(7,770,000)	$(8,713,000)

Per share data:

Basic and diluted net loss per common share	$(0.10)	$(0.15)	$(0.41)	$(0.74)

Weighted average common shares outstanding – basic and diluted	31,265,797	11,911,784	19,075,331	11,757,211

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity

For the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non- Controlling Interests	Total Equity
Balance at January 1, 2022	11,911,784	$12,000	$268,447,000	$(264,662,000)	$31,000	$(431,000)	$3,397,000

Adoption of ASU 2020-06	--	--	(10,681,000)	9,739,000	--	--	(942,000)
Stock-based compensation expense	--	--	42,000	--	--	--	42,000
Issuance of common stock via at-the-market offering, net	918,093	1,000	593,000	--	--	--	594,000
Related party convertible note price reset			213,000				213,000
Foreign currency translation gain	--	--	--	--	14,000	--	14,000
Net loss	--	--	--	(1,910,000)	--	(126,000)	(2,036,000)
Balance at March 31, 2022	12,829,877	$13,000	$258,614,000	$(256,833,000)	$45,000	$(557,000)	$1,282,000

Stock-based compensation expense	--	--	72,000	--	--	--	72,000
Issuance of common stock via at-the-market offering, net	4,397,329	4,000	1,446,000	--	--	--	1,450,000
Related party convertible note price reset	--	--	2,475,000	--	--	--	2,475,000
Conversion of related party note payable to common stock	10,552,234	11,000	2,989,000	--	--	--	3,000,000
Foreign currency translation gain	--	--	--	--	31,000	--	31,000
Net loss	--	--	--	(2,688,000)	--	(113,000)	(2,801,000)
Balance at June 30, 2022	27,779,440	28,000	265,596,000	(259,521,000)	76,000	(670,000)	5,509,000

Stock-based compensation expense	--	--	70,000	--	--	--	70,000
Issuance of common stock via at-the-market offering, net	3,541,922	3,000	990,000	--	--	--	993,000
Related party convertible note price reset	--	--	1,075,000	--	--	--	1,075,000
Foreign currency translation gain	--	--	--	--	22,000	--	22,000
Net loss	--	--	--	(3,240,000)	--	(163,000)	(3,403,000)
Balance at September 30, 2022	31,321,362	$31,000	$267,731,000	$(262,761,000)	$98,000	$(833,000)	$4,266,000

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non- Controlling Interests	Total Equity
Balance at January 1, 2021	8,934,952	$9,000	$259,058,000	$(253,283,000)	$16,000	$70,000	$5,870,000

Stock-based compensation expense	--	--	258,000	--	--	--	258,000
Issuance of common stock via at-the-market offering, net	2,976,832	3,000	6,829,000	--	--	--	6,832,000
Foreign currency translation gain	--	--	--	--	1,000	--	1,000
Net loss	--	--	--	(2,413,000)	--	(118,000)	(2,531,000)
Balance at March 31, 2021	11,911,784	$12,000	$266,145,000	$(255,696,000)	$17,000	$(48,000)	$10,430,000

Stock-based compensation expense	--	--	2,099,000	--	--	--	2,099,000
Foreign currency translation gain	--	--	--	--	12,000	--	12,000
Net loss	--	--	--	(4,539,000)	--	(133,000)	(4,672,000)
Balance at June 30, 2021	11,911,784	$12,000	$268,244,000	$(260,235,000)	$29,000	$(181,000)	$7,869,000

Stock-based compensation expense	--	--	92,000	--	--	--	92,000
Foreign currency translation gain	--	--	--	--	(1,000)	--	(1,000)
Net loss	--	--	--	(1,774,000)	--	(18,000)	(1,792,000)
Balance at September 30, 2021	11,911,784	$12,000	$268,336,000	$(262,009,000)	$28,000	$(199,000)	$6,168,000

* Accumulated other comprehensive loss.

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,239,000)	$(8,994,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	666,000	477,000
Stock based compensation expense	184,000	2,449,000
Amortization of debt discount, net	1,897,000	2,723,000
Reserve for excess and slow-moving inventories	654,000	336,000
Gain on extinguishment of debt	--	(652,000)
Net change in operating assets and liabilities:
Accounts receivable	(1,323,000)	(1,190,000)
Inventories	582,000	(742,000)
Prepaid expenses and other assets	757,000	(260,000)
Accounts payable	(210,000)	145,000
Interest payable – related party	(1,132,000)	(413,000)
Accrued payroll and related expenses	145,000	111,000
Deferred revenue – short-term	122,000	334,000
Other current liabilities	446,000	(271,000)
Long-term deferred revenue and other noncurrent liabilities	(650,000)	(347,000)

Net cash used in operating activities	(6,101,000)	(6,294,000)

Cash flows from investing activities:
Capital expenditures	(308,000)	(64,000)

Net cash used in investing activities	(308,000)	(64,000)

Cash flows from financing activities:

Proceeds from issuance of common stock, net of expenses	3,037,000	6,832,000

Net cash provided by financing activities	3,037,000	6,832,000

Effects of foreign currency rate changes on cash and cash equivalents	(5,000)	(1,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,377,000)	473,000

Cash, cash equivalents and restricted cash at beginning of period	7,280,000	7,161,000
Cash, cash equivalents and restricted cash at end of period	$3,903,000	$7,634,000

Supplemental disclosures of cash flow information:
Cash paid for related party interest	$2,628,000	$2,082,000
Cash paid for interest	$180,000	$180,000
Right-to-use asset acquired under operating lease	$3,863,000	--
Related party promissory note converted to common stock	$3,000,000	--
Related party convertible note price reset	$3,763,000	--
Transfer of inventory to fixed assets	--	$181,000

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

ThermoGenesis Holdings, Inc. (“ThermoGenesis Holdings,” the “Company,” “we,” “our,” “us”) develops and commercializes a range of automated technologies for cell-banking, cell-processing, and cell-based therapeutics. Since the 1990’s, ThermoGenesis Holdings has been a pioneer in, and a leading provider of automated systems that isolate, purify and cryogenically store units of hematopoietic stem and progenitor cells for the cord blood banking industry. The Company was founded in 1986 and is incorporated in the State of Delaware and headquartered in Rancho Cordova, CA.

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

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ended December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ThermoGenesis Holdings’ Annual Report on Form 10-K for the year ended December 31, 2021.

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

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Group (USA), Inc. (the “Lender”), which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement, as amended, grants the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to March 6, 2023 (the “Maturity Date”). The Company performed a debt extinguishment vs. modification analysis. The analysis determined that the extension would be considered an extinguishment from an accounting standpoint, due to the change in the value of the conversion option. In June 2022, the Lender converted a total of $3,000,000 of the outstanding balance of the convertible note into 10,552,234 shares of our common stock. As of September 30, 2022 and December 31, 2021, the outstanding principle balance of the Loan was $7,000,000 and $10,000,000, respectively.

The Credit Agreement and the Convertible Promissory Note issued thereunder, as amended (the “Note”) provide that the principal and all accrued and unpaid interest under the Loan will be due and payable on the Maturity Date, with payments of interest-only due on the last day of each calendar year. The Loan bears interest at 22% per annum, simple interest. The Company has five business days after the Lender demands payment to pay the interest due before the Loan is considered in default. The Loan can be prepaid in whole or in part by the Company at any time without penalty.

The following summarizes the Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Debt Discount	Carrying Value
September 30, 2022	3/6/2023	22%	$0.21	$7,000,000	$(1,867,000)	$5,133,000
December 31, 2021	3/6/2022	22%	$1.80	$10,000,000	$(755,000)	$9,245,000

The Note includes a down-round anti-dilution provision that lowers its conversion price if the Company sells shares of common stock or issues convertible debt at a lower price per share. In 2022, the anti-dilution provision was triggered three times, as noted below:

In February 2022, when the conversion price of the Note was at $1.80 per share, the Company sold shares of common stock at $0.64 per share. This resulted in a triggering event lowering the conversion price of the Note to that value. The Company determined that it created an incremental value of $213,000 which was treated as a debt discount and amortized over the remaining term of the Note.

In June 2022, the Company sold shares of common stock at $0.28 per share, resulting in a down round triggering event lowering the conversion price of the Note to that value. The triggering event created an incremental value of $2,475,000 which was treated as a debt discount and will be amortized over the remaining term of the Note.

In July 2022, the Company modified a convertible debt agreement, lowering the conversion price of the debt to $0.21 per share, resulting in a down round triggering event lowering the conversion price of the Note to that value. The triggering event created an incremental value of $1,075,000 which was treated as a debt discount and will be amortized over the remaining term of the Note.

A Black-Scholes pricing model was utilized to determine the change in the before and after incremental value of the conversion option at each triggering event, with the following inputs:

	February 2022	June 2022	July 2022
Conversion price before	$1.80	$0.64	$0.28
Conversion price after	$0.64	$0.28	$0.21
Term (years)	0.02	0.69	0.61
Volatility	39.53%	85.6%	99.5%
Dividend rate	0%	0%	0%
Risk free rate	1.97%	3.2%	2.8%

The Company amortized $940,000 and $1,897,000 of debt discount to interest expense for the three and nine months ended September 30, 2022. The amortization included $742,000, which related to accelerated amortization for the portion of the Note that was converted in June 2022. In addition to the amortization, the Company also recorded interest expense of $394,000 and $1,496,000 for the three and nine months ended September 30, 2022, and $562,000 and $1,668,000 for the three and nine months ended September 30, 2021. The interest payable balance as of September 30, 2022 and December 31, 2021 was $1,099,000 and $2,231,000, respectively.

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

Under the terms of the agreement, the Company transferred its remaining 8.64% interest in ImmuneCyte to Boyalife Genomics and agreed to pay a running royalty of 7.5% of its annual net sales of products and services that are covered by one or more of Boyalife Genomics’ granted U.S. patents and a royalty of 5.0% of other products and services covered by other licensed intellectual property. In the three and nine months ended September 30, 2022, no sales were recorded under the license agreement and no royalty payments were made to Boyalife Genomics.

5.	Related Party Lease

Z3 Investment

On March 24, 2022, the Company entered into a five year Lease Agreement with Z3 Investment LLC, an affiliate of the Company’s Chairman and CEO, beginning April 1, 2022, for approximately 35,000 square feet of laboratory and office space in Rancho Cordova, California. Under the terms of the agreement, monthly rent is $46,000 per month for the first six months, then increasing to $104,000 per month (with a 4% annual increase) thereafter. Additionally, the Company will pay all operating expenses as they become due estimated to be approximately $5,000 per month and will be expensed in the period incurred. The Company has the option to renew the lease for two 5-year periods. Additionally, the Company has the ability to opt out of the lease after one year if the CDMO facility is unable to be constructed as planned.

The Company performed an analysis of the lease and determined it to be an operating lease. A right-of-use asset and lease obligation were recorded at inception of the lease.

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

The following summarizes the Company’s operating lease:

September 30, 2022
Right-of-use operating lease assets – related party, net	$3,653,000
Current lease liability (included in other current liabilities)	397,000
Non-current lease liability – related party	3,622,000

Weighted average remaining lease term	5.00
Discount rate	22%

Maturities of lease liabilities by year for our operating lease are as follows:

2022 (Remaining)	$311,000
2023	1,256,000
2024	1,307,000
2025	1,359,000
2026	1,428,000
Thereafter	1,133,000
Total lease payments	$6,794,000
Less: imputed interest	(2,775,000)
Present value of operating lease liabilities	$4,019,000

Statement of Cash Flows

Cash paid for amounts included in the measurement of operating lease liabilities was $138,000 and $277,000 for the three and nine months ended September 30, 2022, respectively.

6.	Convertible Promissory Note

July 2019 Note

On July 23, 2019, the Company entered into a private placement with the Accredited Investor, pursuant to which the Company issued and sold to such investor an unsecured convertible promissory note in the original principal amount of $1,000,000 (the “July 2019 Note”). The July 2019 Note is convertible into shares of the Company's common stock at a conversion price equal to the lower of (a) $1.80 per share or (b) 90% of the closing sale price of the Company’s common stock on the date of conversion (subject to a floor conversion price of $0.50). The July 2019 Note bears interest at a rate of twenty-four percent (24%) per annum and is payable quarterly in arrears. Unless sooner converted in the manner described below, all principal under the July 2019 Note, together with all accrued and unpaid interest thereupon, will be due and payable three years from the date of the issuance on July 31, 2022.

On July 25, 2022, the Company entered into an amendment to the July 2019 Note, which extended the maturity date of the July 2019 Note to January 31, 2023 and modified when interest is due from quarterly to January 31, 2023. The amendment also (i) deleted the market price-based conversion right, which previously allowed for the July 2019 Note to be converted at a conversion price of 90% of the Company’s stock price on the day of conversion (subject to a $0.50 floor); and (ii) changed to a fixed conversion price to $0.21 per share, provided that in the event that the Company issues shares, options, warrants, or convertible securities, at an effective price per common share lower than $0.21, then the conversion price will be adjusted to such lower issuance price.

The Company performed a debt extinguishment vs. modification analysis on the amendment to the July 2019 Note and determined that the extension would be considered an extinguishment, due to an increase of more than 10% to the value of the embedded conversion option. No gain or loss was recorded in the consolidated statement of operations for the quarter ended September 30, 2022 as it was determined that the fair value of the amendment of the July 2019 Note and accrued interest was $1,020,000 both before and after the extension.

The following summarizes the July 2019 Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Carrying Value
September 30, 2022	1/31/2023	24%	$0.21	$1,000,000
December 31, 2021	7/31/2022	24%	$0.91	$813,000

The Company recorded amortization of debt discount on the July 2019 Note of $80,000 and $241,000 for the three and nine months ended September 30, 2021. Interest expense related to the July 2019 Note was $60,000 and $180,000 for the three and nine months ended September 30, 2022 and 2021.

7.	Stockholders’ Equity

Common Stock

On February 3, 2022, the Company entered into Amendment No. 2 to the At the Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC to further increase the maximum aggregate offering price of shares of Common Stock that may be offered and sold from time to time under the Offering Agreement from $15,280,000 to $19,555,000, which enables the Company to sell an additional $4,275,000 of shares after taking into account prior sales under the Offering Agreement (the “Additional Shares”). After filing the Company’s 2021 Form 10-K in March 2022, the total offering price was updated to $18,573,000 based on the shares currently available on Company’s existing Form S-3. The terms and conditions of the Offering Agreement otherwise remain unchanged. For the nine months ended September 30, 2022, the Company sold a total of 8,857,344 shares of common stock under the Offering Agreement for aggregate gross proceeds of $3,293,000 at an average selling price of $0.37 per share, resulting in net proceeds of approximately $3,037,000 after deducting commissions and other transaction costs of approximately $256,000.

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

	2022	2021
Common stock equivalents of convertible promissory notes and accrued interest	43,612,759	7,071,241
Warrants – other	653,248	653,248
Stock options	287,081	366,595
Total	44,553,088	8,091,084

8.	Revenue

The following table presents net sales by geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$1,535,000	$1,517,000	$4,973,000	$3,558,000
China	364,000	1,357,000	1,570,000	1,445,000
Thailand	2,000	--	10,000	400,000
Other	214,000	284,000	1,254,000	1,473,000
Total	$2,115,000	$3,158,000	$7,807,000	$6,876,000

The following tables summarize the revenues by product line and type:

	Three Months Ended September 30, 2022
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,034,000	$75,000	$--	$1,109,000
BioArchive	201,000	321,000	--	522,000
CAR-TXpress	190,000	44,000	72,000	306,000
Manual Disposables	150,000	--	--	150,000
Other	20,000	--	8,000	28,000
Total	$1,595,000	$440,000	$80,000	$2,115,000

	Nine Months Ended September 30, 2022
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$4,668,000	$171,000	$--	$4,839,000
BioArchive	694,000	924,000	--	1,618,000
CAR-TXpress	551,000	146,000	214,000	911,000
Manual Disposables	357,000	--	--	357,000
Other	59,000	--	23,000	82,000
Total	$6,329,000	$1,241,000	$237,000	$7,807,000

	Three Months Ended September 30, 2021
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$2,217,000	$72,000	$21,000	$2,310,000
BioArchive	221,000	297,000	--	518,000
CAR-TXpress	160,000	31,000	71,000	262,000
Manual Disposables	55,000	--	--	55,000
Other	9,000	--	4,000	13,000
Total	$2,662,000	$400,000	$96,000	$3,158,000

	Nine Months Ended September 30, 2021
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$3,490,000	$159,000	$21,000	$3,670,000
BioArchive	652,000	1,165,000	--	1,817,000
CAR-TXpress	702,000	89,000	214,000	1,005,000
Manual Disposables	300,000	--	--	300,000
Other	46,000	--	38,000	84,000
Total	$5,190,000	$1,413,000	$273,000	$6,876,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet). Revenues recognized during the three and nine months ended September 30, 2022 that were included in the beginning balance of deferred revenue were $144,000 and $620,000, respectively. Short-term deferred revenues were $841,000 and $719,000 at September 30, 2022 and December 31, 2021, respectively. Long-term deferred revenue was $1,014,000 and $1,244,000 at September 30, 2022 and December 31, 2021, respectively.

Backlog of Remaining Customer Performance Obligations

The following table represents revenue expected to be recognized in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder of 2022	2023	2024	2025	2026 and beyond	Total
Service revenue	$407,000	$1,089,000	$664,000	$176,000	$--	$2,336,000
Device revenue (1)	21,000	733,000	41,000	--	--	795,000
Exclusivity fee	71,000	286,000	286,000	286,000	190,000	1,119,000
Other	3,000	13,000	13,000	13,000	122,000	164,000
Total	$502,000	$2,121,000	$1,004,000	$475,000	$312,000	$4,414,000

(1)	Represents the minimum purchase requirements under the distribution agreement the Company signed with its AXP distributor in China.

9.	Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable as follows:

Accounts Receivable

	September 30, 2022	December 31, 2021
Customer 1	49%	--%
Customer 2	15%	28%
Customer 3	13%	--%
Customer 4	1%	27%

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer 1	36%	22%	36%	15%
Customer 2	14%	1%	6%	1%
Customer 3	1%	44%	14%	20%

10.	Subsequent Events

On October 25, 2022, the Company announced the pricing of a public offering (the "Offering") of an aggregate of 11,783,572 units (the "Units") and 2,892,858 pre-funded units (the "Pre-Funded Units”) for a purchase price of $0.14 per unit, resulting in aggregate gross proceeds of approximately $2,055,000. The Offering closed on October 28, 2022. Each Unit sold in the Offering consisted of one share of the Company's common stock and one common warrant to purchase one share of common stock, and each Pre-Funded Unit consisted of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock. The common warrants will be exercisable at an exercise price of $0.14 per share beginning on the effective date of Company stockholder approval of the issuance of the shares upon exercise of the warrants (the "Warrant Stockholder Approval”) and will expire on the fifth anniversary of the effective date of the Warrant Stockholder Approval. The 2,892,858 pre-funded warrants sold in the Offering were exercised on October 25, 2022.

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

Planned Expansion of Business – Contract Development and Manufacturing Services for Cell and Cell-Based Gene Therapies

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

We are targeting the launch of our CDMO services to customers in 2023. The successful development and launch of TG Biosynthesis will require us to raise additional capital, acquire various equipment for the planned operations, hire certain personnel needed to launch the operation, and timely complete the build-out of our leased Sacramento facility. There is no assurance that we will be able to successfully obtain such additional capital resources, as such capital may not be available on reasonable terms, or available at all. We will need to hire, train, and retain additional employees who have experience in the cell manufacturing field in order for our CDMO business to be successful.

Results of Operations

Three Months Ended September 30, 2022 as Compared to the Three Months Ended September 30, 2021

Net Revenues

Net revenues decreased by $1,043,000 or 33%, from $3,158,000 to $2,115,000 for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The revenue decrease was due to $1,201,000 in lower sales for AXP driven by approximately $1,300,000 less AXP disposable sales to our distributors in China offset by $95,000 more in manual disposable sales.

The following table summarizes revenue by product line:

	September 30, 2022	September 30, 2021
AXP	$1,109,000	$2,310,000
BioArchive	522,000	518,000
CAR-TXpress	306,000	262,000
Manual Disposables	150,000	55,000
Other	28,000	13,000
Total	$2,115,000	$3,158,000

Gross Profit

The Company’s gross profit decreased by $678,000 to $437,000 or 21% of net revenues for the three months ended September 30, 2022, compared to $1,115,000 or 35% for three months ended September 30, 2021. The primary driver of the decrease was the decline in revenues, which reduced gross profit by approximately $300,000. The remainder of the variance is driven by higher costs from our AXP disposable contract manufacturer of approximately $100,000 and increased overhead charges of approximately $275,000 due to lower absorption in the three months ended September 30, 2022.

Selling, General and Administrative

Sales, general and administrative expenses for the three months ended September 30, 2022 were $1,982,000 compared to $1,677,000 for the three months ended September 30, 2021, an increase of $305,000 or 18%. The increase was driven by rent expense of approximately $325,000 for the new CDMO facility leased by the Company beginning in April 2022.

Research and Development Expenses

Research and development expenses were $470,000 for the three months ended September 30, 2022 as compared to $543,000 for the three months ended September 30, 2021, a decrease of $73,000 or 13%. The decrease was driven by approximately $80,000 less in salaries and benefits.

Interest Expense

Interest expense for the three months ended September 30, 2022 was $1,391,000, compared to $1,530,000, for the three months ended September 30, 2021, a decrease of $139,000 or 9%. The decrease is due to approximately $900,000 less in debt discount from the adoption of ASU 2020-06 and approximately $170,000 in lower interest expense due to the portion of the Boyalife Convertible Promissory Note that was converted in June 2022. This was offset by the down round triggering events of approximately $940,000 that occurred in 2022 relating to the Boyalife Convertible Promissory Note.

Other Income / Expense

Other income decreased in the three months ended September 30, 2022 due to the Employee Retention Tax Credits recorded by the Company in the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 as Compared to the Nine Months Ended September 30, 2021

Net Revenues

Net revenues increased by $931,000 or 14%, from $6,876,000 to $7,807,000 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The revenue increase was driven by additional AXP sales of $1,169,000 related to increased sales from our domestic customers of approximately $1,650,000. The increase is also offset by a decrease in sales $199,000 in BioArchive and $94,000 in CAR-TXpress sales.

The following table summarizes revenue by product line:

	Nine Months Ended September 30,
	2022	2021
AXP	$4,839,000	$3,670,000
BioArchive	1,618,000	1,817,000
CAR-TXpress	911,000	1,005,000
Manual Disposables	357,000	300,000
Other	82,000	84,000
Total	$7,807,000	$6,876,000

Gross Profit

The Company’s gross profit was $2,316,000 or 30% of net revenues for the nine months ended September 30, 2022, compared to $2,809,000 or 41% of net revenues for the nine months ended September 30, 2021, a decrease of $493,000. The decrease was driven by approximately $300,000 more in inventory reserves and higher costs from our AXP disposable contract manufacturer of approximately $575,000; offset by approximately $275,000 in gross profit from additional sales in the nine months ended September 30, 2022.

Selling, General and Administrative

Sales, general and administrative expenses for the nine months ended September 30, 2022 were $5,665,000 compared to $7,171,000 for the nine months ended September 30, 2021, a decrease of $1,506,000 or 21%. The decrease was driven by stock compensation expense, which decreased by approximately $2,050,000 primarily due to the accelerated expense for the stock options that were voluntarily surrendered by Company executives in the nine months ended September 30, 2021. This was offset by approximately $650,000 for the new CDMO facility leased by the Company beginning in April 2022.

Research and Development Expenses

Research and development expenses were $1,317,000 for the nine months ended September 30, 2022, compared to $1,544,000 for the nine months ended September 30, 2021, a decrease of $227,000 or 15%. The decrease was driven by approximately $225,000 less in stock compensation expense.

Interest Expense

Interest expense decreased to $3,572,000 for the nine months ended September 30, 2022 as compared to $4,573,000 for the nine months ended September 30, 2021 a decrease of $1,001,000 or 22%. The decrease is due to approximately $2,700,000 less in debt discount from the adoption of ASU 2020-06 and approximately $170,000 in lower interest expense due to the portion of the Boyalife Convertible Promissory Note that was converted in June 2022. This was offset by the down round triggering events of approximately $1,900,000 that occurred in 2022 relating to the Boyalife Convertible Promissory Note.

Gain on Extinguishment of Debt

The Company recorded no gain on the extinguishment of debt in the nine months ended September 30, 2022 as compared to a gain of $652,000 for the nine months ended September 30, 2021. The gain was related to the principal and accrued interest for the Paycheck Protection Program loan the Company received in 2020 and forgiven in March 2021.

Other Income / Expense

Other income decreased in the nine months ended September 30, 2022 due to the Employee Retention Tax Credits recorded by the Company in the nine months ended September 30, 2021.

Liquidity and Capital Resources

At September 30, 2022, the Company had cash and cash equivalents of $3,903,000 and working capital of $515,000. This compares to cash and cash equivalents of $7,280,000 and working capital of $8,616,000 at December 31, 2021. We have primarily financed operations through private and public placement of equity securities and our line of credit facility.

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

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) or 15d-15(e)) as of September 30, 2022. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have both concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

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

There have been no material changes to the risk factors relating to the Company set forth in, “Item IA. Risk Factors” of its Annual Report on Form 10-K, other than noted below, for the year ended December 31, 2021.

If we are uable to comply with the continued listed standard of the Nasdaq Capital Market Stock Exchange (“Nasdaq”), our shares may be delisted; which could adversely affect the price of our common stock and its liquidity.  Our common stock is currently listed on Nasdaq. We must comply with Nasdaq’s continued listing requirements related to, among other things, stockholders’ equity, market value, minimum bid price, and corporate governance in order to remain so listed. There can be no assurances that we will be able to comply with the applicable listing requirements.  As previously noted on March 7, 2022, the Company received written notice ("Notification Letter”) from the Nasdaq Listing Qualifications Department ("NASDAQ”) notifying the Company that it was not in compliance with the minimum bid price requirements set forth in NASDAQ Listing Rule 5550(a)(2) for continued listing on the Capital Market, due to the bid price of the Company’s common stock closing below the minimum $1 per share for the thirty (30) consecutive business days prior to the date of the Notification Letter. In accordance with listing rules, the Company was afforded 180 days, or until September 5, 2022, to regain compliance.  The Company was unable to regain compliance with the bid price requirement by September 5, 2022. However, on September 7, 2022, the Company received a notice from NASDAQ granting the Company an additional 180 calendar days, or until March 6, 2023, to regain compliance with the minimum $1.00 bid price per share requirement for continued listing on the Capital Market. NASDAQ determined that the Company is eligible for the second compliance period due to the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market, with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosure

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of ThermoGenesis Holdings, Inc. dated as of June 5, 2020, incorporated by reference to Exhibit 3.1 to Form 8-K filed June 6, 2020.
3.2	Amended and Restated Bylaws of ThermoGenesis Holdings, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on October 30, 2019.
3.3	First Amendment to the Amended and Restated Bylaws of ThermoGenesis Holdings, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed December 17, 2021.
3.4	Second Amendment to Amended and Restated Bylaws of ThermoGenesis Holdings, Inc. dated June 30, 2022, incorporate by reference to Exhibit 3.1 to Form 8-K filed July 6, 2022.
4.1	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 28, 2018.
4.2	Form of Common Warrant, incorporated by reference to Exhibit 10.37 of amended Registration Statement on Form S-1 filed with the SEC on May 14, 2018.
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

4.5	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 10.41 to Amendment No. 1 to Form S-1 filed with the SEC on April 29, 2022).
4.6	Form of Common Warrant (Incorporated by reference to Exhibit 10.40 to Amendment No. 3 to Form S-1 filed with the SEC on October 17, 2022).
4.7	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended, incorporated by reference to Exhibit 4.8 to Form 10-K filed with the SEC on March 24, 2020.
10.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.39 to Amendment No. 3 to Form S-1 filed with the SEC on October 17, 2022).
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

ThermoGenesis Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Holdings, Inc. (Registrant)

Dated: November 10, 2022	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2022	/s/ Jeffery Cauble
Jeffery Cauble Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)