Form 10-K
period 2022-12-31
ThermoGenesis Holdings, Inc.
filed 2023-03-30
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $4,277,535 based on the closing sales price as reported on the Nasdaq Stock Market.

Class	Outstanding at March 27, 2023
Common stock, $.001 par value	1,535,869

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

These forward-looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward‑looking statements, including:

●	the sufficiency and source of capital required to fund our operations and in furtherance of our business plan;
●	our ability to remain listed on Nasdaq Capital Market and remain in compliance with its listing standards;
●	the global perception of the clinical utility of banked cord blood and the amount of investment in research and development supporting clinical data for additional applications;
●	the success of any collaborative arrangements to commercialize our products;
●	our reliance on significant distributors or end users;
●	the availability and sufficiency of commercial scale manufacturing facilities and reliance on third-party contract manufacturers;
●	risks associated with launching our planned CDMO business;
●	our ability to protect our patents and trademarks in the U.S. and other countries; and
●	uncertainty regarding the impact of the COVID-19 pandemic on our business and operations.

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

Reverse Stock Split

On December 22, 2022, we effected a one (1) for forty-five (45) reverse stock split of our issued and outstanding common stock. All historical share amounts disclosed in this Annual Report on Form 10-K have been retroactively restated to reflect the reverse split and subsequent share exchange. No fractional shares were issued as a result of the reverse stock split, as fractional shares of common stock were rounded up to the nearest whole share.

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

Contract Development and Manufacturing Services for Cell and Cell-Based Gene Therapies

The Company plans to expand its business to include contract development and manufacturing services for cell and cell-based gene therapies.  The Company is in the process building out the capabilities to become a world-class Contract Development and Manufacturing Organization (“CDMO”) for cell and cell-based gene therapies by partnering with Boyalife Genomics Tianjin Ltd., a China-based CDMO organization (“Boyalife Genomics”), to in-license certain know-how and other intellectual property from Boyalife Genomics.  The Company is rolling out a new facility in the Sacramento metro area, containing a total of 12, class-7, ReadyStart cGMP Suites available for lease by early-stage life science and cell gene therapy (“CGT”) companies. The ReadyStart Suites are located in a 35,500+ square foot cGMP facility that will meet the highest scientific, quality, and regulatory requirements.  We intend to leverage our existing technology and combine it with the in-licensed technologies to develop a proprietary manufacturing platform for cell manufacturing activities.

The Company plans to develop and operate its planned CDMO business through a division named TG BiosynthesisTM. It is anticipated that TG Biosynthesis will provide high-quality development and manufacturing capabilities, cell and tissue processing development, quality systems, regulatory compliance, and other cell manufacturing solutions for clients with therapeutic candidates in various stages of development.

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

In furtherance of our planned CDMO business, on March 24, 2022, we entered into a License and Technology Access Agreement with Boyalife Genomics (the “Boyalife License Agreement”). Boyalife Genomics is an affiliate of our Chairman and CEO, Dr. Chris Xu, and is a Tianjin, China-based cell manufacturing organization that has developed substantial manufacturing technology relating to cell manufacturing services. Under the terms of the Boyalife License Agreement, Boyalife Genomics granted the Company and its subsidiaries and affiliates a perpetual exclusive license in the United States to use Boyalife Genomics’ existing and future know-how and U.S. patents rights (if any) relating to cell manufacturing and related processes, including the right to sublicense such know-how and patent rights to affiliates of the Company. Notwithstanding the foregoing exclusivity, Boyalife Genomics retains the right to use (but not license) the licensed intellectual property in the U.S. for its internal use in connection with the provision of products and services to third parties. In consideration of this license, the Company will, among other things, pay to Boyalife Genomics a running royalty of 7.5% of the Company’s annual net sales of products and services that are covered by one of more Boyalife Genomics’ granted U.S. patents and 5.0% of other products and services covered by the licensed intellectual property. The royalty will be payable on each licensed product or service for a period of 10 years from the first commercial sale of the product or service (or if patented, until the expiration of the applicable licensed patents), and the license will be royalty-free thereafter on such licensed product or service. The agreement also grants the Company a right of first refusal to purchase any cell manufacturing business or operation of Boyalife Genomics upon the same terms as any third-party offer to buy such business or operation.

The successful development and launch of TG Biosynthesis will require us to raise additional capital, acquire various equipment for the planned operations, hire certain personnel needed to launch the operation, and timely complete the build-out of our leased Sacramento facility. There is no assurance that we will be able to successfully obtain such additional capital resources, as such capital may not be available on reasonable terms, or available at all. We will need to hire, train, and retain additional employees who have experience in the cell manufacturing field in order for our CDMO business to be successful. We expect the CDMO facility to be completed in 2023.

Sales and Distribution Channels

We market and sell our medical device products through independent distributors, except in North America and India, where we sell direct to end-user customers.

Research and Development

Research and development expenses related to our medical device products were $1,659,000 and $2,209,000 for the years ended December 31, 2022 and 2021, respectively. Research and development activities include expenses associated with the engineering, regulatory, and scientific affairs functions.

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

Quality System

Our quality system for our medical device products business is compliant with domestic and international standards and is appropriate for the specific devices we manufacture. Our corporate quality policies govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of all finished devices intended for human use. Such policies are intended to ensure that the products we market are safe, effective, and otherwise in compliance with the FDA Quality System Regulation (“QSR”) (21 C.F.R. Part 820), EN ISO 13485: 2016 standard, the European Union Medical Device Regulations (EU MDR 2017/745), the Canadian Medical Device Regulations (SOR 98-282), the Brazil ANVISA RDC 16/2013, UK MDR and/or other applicable local, state, national and international regulations.

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

Higher risk clinical trials conducted inside the U.S. are subject to FDA IDE regulation (21 C.F.R. Part 812), or an Investigational New Drug (“IND”) application (21 C.F.R. Part 312). Clinical trials conducted outside the U.S., and the data collected therefrom are allowed in accordance with applicable FDA requirements. The FDA or the sponsor may suspend a clinical trial at any time if either one believes that study participants may be exposed to an unacceptable health risk.

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

International Regulatory Requirements

International regulatory requirements differ somewhat from those of the U.S. In the European Union (“EU”), a single regulatory approval process has been created and approval is represented by CE-Marking. To be able to affix the CE-Mark to our medical devices and distribute them in the EU, we must meet minimum standards for safety and quality (known as the essential requirements) and comply with one or more conformity rules. A notified body assesses our quality management system and compliance with the Medical Device Directive. Marketing authorization can be revoked by the applicable governmental agency or notified body in the event of an unsuccessful quality system annual audit.

In India, the regulatory body having oversight of medical devices, therapies, and cell banking is the Central Drugs Standard Control Organization (“CDSCO”), and specifically the Drugs Controller General India office. Our marketing and facilities licenses are subject to revocation by the applicable state Drug Controller in Haryana or DCGI.

Patents and Proprietary Rights

We believe that patent protection is important for our products and current and proposed business. We currently have over 28 issued patents globally relating to our medical devices that will expire at various times between March 2031 and May 2040. The patent positions can be uncertain because they involve interpretation of complex factual information and an evolving legal environment. The coverage sought in a patent application can be denied or significantly reduced either before or after the patent is issued. There can be no assurance that any of our pending patent applications will actually result in an issued patent. Furthermore, there can be no assurance that any existing or future patent will provide significant protection or commercial advantage, or that any existing or future patent will not be circumvented by a more basic patent. Generally, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. In addition, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent or the first to file a patent application for the subject matter covered by each of our pending U.S. and foreign patent applications.

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

Material Agreements

The following are certain material agreements involving our business in effect as of December 31, 2022:

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

Technology License and Escrow Agreement

As part of the Amendment, the Company updated the compliance conditions in the Technology License and Escrow Agreement (the “Escrow Agreement”), which was originally signed by the Company and CBR in June 2010. Under the Escrow Agreement, we granted CBR a perpetual, royalty-free license to certain intellectual property necessary for the manufacture of AXP® devices and disposables. The license is for the sole and limited purpose of ensuring continued supply of AXP devices and disposables for use by CBR. The licensed intellectual property is held in escrow and available to CBR only in the event of a default under the Escrow Agreement. The Escrow Agreement requires that our cash balance and short-term investments, net of non-convertible debt and borrowed funds that are payable within one year, is greater than $1,000,000 at the end of each month or we will be in default of the agreement. Upon a default, CBR may take possession of the escrowed intellectual property and initiate manufacturing of AXP device and disposables for their internal use. The Company was in compliance with the License and Escrow Agreement at December 31, 2022.

Employees

As of December 31, 2022, we and our subsidiaries had 41 employees consisting of 37 full-time U.S. employees, 1 part-time U.S. employee and 3 full-time employees in India. We also utilize temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppage.

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

Our largest stockholder has significant influence over us which could limit your ability to influence the outcome of key transactions, including a change of control, and could negatively impact the market price of our common stock by discouraging third party investors. As of December 31, 2022, approximately 26% of our outstanding common stock is owned by Boyalife Group USA (“Boyalife”). In addition, pursuant to the terms of the Amended Nomination Agreement we entered into with Boyalife in April 2018, Boyalife has the right to designate a number of members of our board of directors that is in proportion to the “Boyalife Ownership Percentage”, which is Boyalife and its affiliates’ combined percentage ownership of outstanding common stock, treating as outstanding any shares of common stock underlying convertible securities that are immediately exercisable by Boyalife and its affiliates’ (including under the debt facility) without any further payment. The Amended Nomination Agreement will terminate according to its terms when and if the Boyalife Ownership Percentage falls below 20%.

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

Boyalife is also a material creditor of our Company. We are a party to a revolving debt facility with Boyalife which has a maximum borrowing availability of $10,000,000 and an outstanding balance as of December 31, 2022 of $7,000,000 in principal and $1,492,000 in accrued interest. The debt facility, as amended, matures on December 31, 2023, with accrued interest due annually on the last day of each calendar year. Because this debt facility is secured by all of our shares in our ThermoGenesis Corp. subsidiary, an event of default under the debt facility would have a material adverse impact on our interest in ThermoGenesis Corp. if the lender under the debt facility elected to foreclose on such security interest.

In addition, we are also a party to a License and Technology Access Agreement and facility lease with affiliates of Dr. Xu and Boyalife upon which our planned CDMO business will be dependent.

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

A significant portion of revenue is derived from customers outside the United States. We may lose revenues, market share, and profits due to exchange rate fluctuations and political and economic changes related to its foreign business. For the year ended December 31, 2022, sales to customers outside the U.S. comprised approximately 37% of revenues. This compares to 43% for the year ended December 31, 2021. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial position and results.

The loss of a significant customer may adversely affect our financial condition and results of operations. The percentage of revenues from our largest customer were 33% and 23% for the years ended December 31, 2022 and 2021, respectively. The loss of a large customer may significantly decrease revenues.

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

Our inability to protect our patents, trademarks, trade secrets and other proprietary rights could adversely impact our competitive position. We believe that our patents, trademarks, trade secrets and other proprietary rights are important to our success and our competitive position. Accordingly, we commit substantial resources to the establishment and protection of our patents, trademarks, trade secrets and proprietary rights. We use various methods, including confidentiality agreements with employees, vendors, and customers, to protect our trade secrets and proprietary know-how for our products. We currently hold patents for products and have patents pending in certain countries for additional products that we market or intend to market. However, our actions to establish and protect our patents, trademarks, and other proprietary rights may be inadequate to prevent imitation of our products by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. If our products are challenged as infringing upon patents of other parties, we may be required to modify the design of the product, obtain a license, or litigate the issues, all of which may have an adverse business effect on us.

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

Any failure to achieve and maintain the high design and manufacturing standards that our products require may seriously harm our business. Our products require precise, high-quality manufacturing. Achieving precision and quality control requires skill and diligence by our personnel as well as our vendors. Our failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, design defects or component failures could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Additionally, the large amount of AXP disposable inventory certain distributors and end-users maintain may delay the identification of a manufacturing error and expand the financial impact. A manufacturing error or defect, or previously undetected design defect, or uncorrected impurity or variation in a raw material component, either unknown or undetected, could affect the product. Despite our high manufacturing standards, we cannot completely eliminate the risk of errors, defects or failures. If we or our vendors are unable to manufacture our products in accordance with necessary quality standards, our business and results of operations may be negatively affected.

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

Our business has been adversely affected by the Coronavirus (COVID-19) pandemic and may continue to be adversely affected by the pandemic. We believe that the COVID-19 pandemic has had a material negative impact on our business and results of operations. The pandemic had a significant impact on the cord blood industry, with fewer cord blood units being stored globally after the start of the pandemic. Internationally, customs delays have led some customers to temporarily switch to manual processing due to the long wait to clear products through customs departments with reduced staffing. As a result, the pandemic resulted in disruption to our supply chain and in customer demand during fiscal 2021. The continued impact of the pandemic on our business and results of operations will depend on future developments relating to the pandemic in general and the cord blood industry in particular, and such future developments are highly uncertain and cannot be predicted. Such developments may include the continued geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak, and the possible continued impact on the U.S. or global economy. As a result, at the time of this filing, it is impossible to predict the continued impact of the pandemic on our business, liquidity, capital resources and financial results.

Risks Related to Our Industry

Our business is heavily regulated, resulting in increased costs of operations and delays in product sales. Many of our products require FDA approval or clearance to sell in the U.S. and will require approvals from comparable agencies to sell in foreign countries. These authorizations may limit the U.S. or foreign markets in which our products may be sold. Further, our products must be manufactured under the requirements of our quality system for continued CE-Marking so they can continue to be marketed and sold in Europe. These requirements are similar to the QSR of both the FDA and California Department of Public Health. Failure to comply with or incorrectly interpret these quality system requirements and regulations may subject us to delays in production while we correct deficiencies found by the FDA, the State of California, or our notifying body as a result of any audit of our quality system. If we are found to be out of compliance, we could receive a Warning Letter or an untitled letter from the FDA or even be temporarily shut down in manufacturing and product sales while the non-conformances are rectified. Also, we may have to recall products and temporarily cease their manufacture and distribution, which would increase our costs and reduce our revenues. The FDA may also invalidate our PMA or 510(k) if appropriate regulations relative to the PMA or 510(k) products are not met. The notified bodies may elect to not renew CE-Mark certification. Any of these events would negatively impact our revenues and costs of operations.

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

Risks Related to Operating Results and Financial Markets

We have incurred net losses and we anticipate that our losses will continue. We have not been profitable for a significant period. For the years ended December 31, 2022 and 2021, we had a net loss of $11,812,000 and $11,880,000 respectively and an accumulated deficit at December 31, 2022, of $266,193,000. The report of our independent auditors on our December 31, 2022 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We will continue to incur significant costs as we develop and market our current products and related applications. Although we are executing our business plan to develop, market and launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales or threaten our ability to continue as a going concern in future years.

We will need to raise additional capital to fund our operations and the furtherance of our business plan. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will need to raise additional capital. We have historically relied upon private and public sales of our equity, as well as debt financings to fund our operations. In order to raise additional capital, we may seek to sell additional equity and/or debt securities or obtain a credit facility or other loan, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unfavorable terms.

Risks Related to Our Common Stock

If our common stock, including the price of our common stock does not meet the requirements of the Nasdaq Capital Market Stock Exchange (“Nasdaq”), our shares may be delisted. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted. The listing standards of Nasdaq provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Will need to raise additional capital in order to execute our planned CDMO business, the failure of which could adversely impact our business transformation. Without adequate funding, we may not be able to establish CDMO facilities in the United States. We expect to continue to finance start-up costs related to our CDMO division, primarily by issuing equity or convertible debt securities, which could significantly dilute the ownership of existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing common stock; and any issuances of equity securities may be at or below the prevailing market price of our common stock, which could cause the market price of our common stock to decline. We may have difficulty obtaining additional funds, and we may have to accept terms that would adversely affect our stockholders. In addition, any adverse conditions in the credit and equity markets may adversely affect our ability to raise funds when needed. The failure to achieve adequate funding may delay our planned CDMO business program and service launches.

Our success may depend on our ability to attract and retain key scientific or professional talents in the CDMO field. The Company currently lacks certain unique personnel for CDMO services. We will need to actively search and recruit the talents that are necessary for our business growth. Our success in transforming into CDMO services depends substantially on the efforts and abilities to recruit and retain key personnel. The competition for qualified CDMO services key personnel, is intense. The inability to hire, train, and retain key personnel could delay the launching of our CDMO services, disrupt our business, and interfere with our ability to execute our CDMO business plan.

We will need to increase the size and capabilities of our organization to support our CDMO services, and we may experience difficulties in managing this growth. As our development and commercialization plans develop, we will need to add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth may create significant added responsibilities for Company management. Our future financial performance and our ability to successfully run our CDMO services division will depend, in part, on our ability to effectively manage future growth.

Our competitive advantages such as our CAR-TXpress™ technology being able to compete favorably and profitably in the CDMO cell manufacturing business, are critical to the success of our planned CDMO business. While we believe our proprietary CAR-TXpress™ technology platform is superior to other existing cell processing technologies, our data is based on very limited sources. CAR-TXpress™ technology has not been used to manufacture any cell therapy product candidate previously. The ability to accurately calculate total cost for the manufacturing expenses, expected future revenue, and profitability can vary among different product candidates and is difficult to estimate. There is no guarantee that our technology would reduce the manufacturing cost and deliver the competitive advantage that we have anticipated.

We are dependent on our ability to predict the CDMO cell manufacturing market and to identify customers. While there is an increasing number of clinical trials for cell therapies, the number of cell and gene therapy products that have reached commercial production is still limited. Cell therapy is an emerging industry and a significant global market for manufacturing services may never emerge. The number of customers who may use cell-based therapies, and the demand for cell manufacturing services, is difficult to estimate. If cell therapies under development are not proven safe and effective, demonstrate unacceptable risks or side effects or fail to receive regulatory approval if required; our manufacturing business may be significantly impaired. While the therapeutic application of cells to treat serious diseases is currently being explored by a number of companies, to date there are only a handful of approved cell therapy products in the U.S. Ultimately, our success in deriving revenue from manufacturing depends on the development and growth of a broad and profitable global market for cell therapies and services and our ability to capture a share of this market through identifying the proper customers.

We may fail to effectively utilize licensed technologies. We have entered into a licensing agreement and in the future, we may seek additional collaborations or strategic alliances or enter into additional licensing arrangements with organizations that we believe will complement or augment our own technologies and services. Licensing and collaborations arrangements are subject to numerous risks, and we may not realize the benefits of such alliances or licensing arrangements as we anticipated.

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

While there is an increasing number of product candidates in clinical trials with a smaller number that have reached commercial production, cell therapy is a developing industry and a significant global market for manufacturing services may never emerge. Cell therapy is in its early stages and is still a developing area of research, with few cell therapy products approved for clinical use. Many of the existing cellular therapy candidates are based on novel cell technologies that are inherently risky and may not be understood or accepted by the marketplace, making it difficult for their own funding to enable them to continue their business. The number of people who may use cell or tissue-based therapies, and the demand for cell processing services, is difficult to forecast. If cell therapies under development by third parties are not proven safe and effective, demonstrate unacceptable risks or side effects or, where required, fail to receive regulatory approval, our manufacturing business will be significantly impaired. While the therapeutic application of cells to treat serious diseases is currently being explored by a number of companies, to date there are only a handful of approved cell therapy products in the U.S. Ultimately, our success in deriving revenue from manufacturing depends on the development and growth of a broad and profitable global market for cell, gene and tissue-based therapies and services and our ability to capture a share of this market.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We lease a facility with approximately 28,000 square feet of space located in Rancho Cordova, California. The facility is comprised of warehouse space, manufacturing operations, office space, a biologics lab, a clean room, and a research and development lab. The lease expires May 31, 2024.

We lease a facility with approximately 35,000 square feet of space in Rancho Cordova, California for space that will house our planned CDMO cell manufacturing operations. The lease expires September 30, 2027, with the option to renew the lease for two 5-year periods.

In Gurugram India, we lease an office facility with approximately 1,500 square feet, which is used for general office space. The lease expires September 14, 2023; however, either party can terminate the lease with three months’ notice.

We believe our facilities are adequate for our present needs and expect them to remain adequate for the foreseeable future.

ITEM 3.	Legal Proceedings

In the normal course of operations, we may have disagreements or disputes with distributors, vendors or employees. Such potential disputes are seen by management as a normal part of business and while the outcome of such disagreements and disputes cannot be predicted with certainty, except as described in Note 10, “Commitments and Contingencies,” in “Item 8. Financial Statements – Notes to Consolidated Financial Statements”, we do not believe that any pending legal proceedings are material. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

The material set forth in Note 10, “Commitments and Contingencies,” in “Item 8. Financial Statements – Notes to Consolidated Financial Statements” is incorporated herein by reference.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.001 par value, is listed on the Nasdaq Capital Market under the symbol THMO.

We have not paid cash dividends on our common stock and do not intend to pay a cash dividend in the foreseeable future. There were approximately 140 stockholders of record on March 1, 2023, not including beneficial owners who own their stock in street name through Cede & Co. and others.

The Company did not repurchase any of its shares during the quarter ended December 31, 2022.

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

Reverse Stock Split

On December 22, 2022, the Company effected a one (1) for forty-five (45) reverse stock split of its issued and outstanding common stock. The total number of shares of common stock authorized for issuance by the Company of 350,000,000 shares did not change in connection with the reverse stock split.

All historical share amounts disclosed herein have been retroactively restated to reflect the reverse split and subsequent share exchange. No fractional shares were issued as a result of the reverse stock split, as fractional shares of common stock were rounded up to the nearest whole share.

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Net Revenues

Net revenues for the year ended December 31, 2022, were $10,483,000 compared to $9,294,000 for the year ended December 31, 2021, an increase of $1,189,000 or 13%. The increase was due to domestic AXP disposable sales which were approximately $1.3 million higher in 2022. At the beginning of 2021 our largest domestic customer made the decision to transition to just in time inventory and depleted their existing inventory in lieu of additional purchases decreasing our sales at the beginning of last year. In 2022, they purchased products based on demand. We anticipate AXP disposable domestic sales will be more in line with 2022 in future periods.

Revenues were comprised of the following:

	Years Ended December 31,
	2022	2021

AXP	$6,391,000	$5,138,000
BioArchive	2,215,000	2,345,000
CAR-TXpress	1,129,000	1,284,000
Manual Disposables	655,000	421,000
Other	93,000	106,000
	$10,483,000	$9,294,000

Gross Profit

The Company’s gross profit was $2,710,000 or 26% of net revenues for the year ended December 31, 2022, compared to $3,493,000 or 38% for the year ended December 31, 2021, a decrease of $783,000 or 22%. Our gross profit percentage was 12% lower in 2022 as compared to 2021. The decrease was primarily due to higher costs from our AXP disposable contract manufacturer, with our costs increasing by approximately 28% in 2022. In part to obtain better pricing, we terminated our agreement with the contract manufacturer in 2022 and are in the process of transitioning to a new supplier for our AXP bagsets. The new supplier will provide lower pricing allowing us to decrease our AXP disposable costs by an estimated 10 – 15%. However, we do not expect to see the benefits of the lower pricing until 2024 as the Company will likely be selling the remaining inventory purchased from our original supplier for the majority of 2023. Additionally, gross profit percentage was lower in 2022 due to excess capacity charges in the second half of the year as a result of reduced manufacturing as the Company focused on its transition to being a CDMO service provider which is expected to launch in 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,244,000 for the year ended December 31, 2022, as compared to $8,515,000 for the year ended December 31, 2021, a decrease of $1,271,000 or 15%. The decrease was driven by stock compensation expense, which decreased by approximately $2 million primarily due to the accelerated expense for the stock options that were voluntarily surrendered by Company executives in 2021. This was offset by approximately $1 million in rent and operating expenses for our new CDMO facility which we began leasing in April 2022.

Research and Development Expenses

Research and development expenses were $1,659,000 for the year ended December 31, 2022, compared to $2,209,000 for the year ended December 31, 2021, a decrease of $550,000 or 25%. The decrease was driven by reduced stock compensation expense related to the accelerated expense for the stock options that were voluntarily surrendered in 2021 and the Company not backfilling the Chief Technology Officer position which was vacated at the beginning of 2022.

Interest Expense

Interest expense decreased to $5,616,000 for the year ended December 31, 2022, as compared to $6,103,000 for the year ended December 31, 2021, a difference of $487,000. The decrease is due to lower interest expense related to the portion of the Boyalife Convertible Promissory Note that was converted in June 2022.

Gain on Extinguishment of Debt

The Company recorded a gain of extinguishment of debt of $652,000 for the year ended December 31, 2021, related to the principal and accrued interest for the Paycheck Protection Program loan the Company received in 2020, which was forgiven in the first quarter of 2021.

Liquidity and Capital Resources

At December 31, 2022, we had cash and cash equivalents of $4,177,000. We have used cash generated from operations and private and public placement of equity securities as our primary sources of liquidity.

The Company has a Revolving Credit Agreement with Boyalife Group, Inc.  As of December 31, 2022, the Company had drawn down $7,000,000 of the $10,000,000 that is available under the Revolving Credit Agreement, which matures in December 2023.  Boyalife Group Inc. is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors.  The Company does not expect to be able to draw additional funds from the Revolving Credit Agreement in 2023.

The Company also has an unsecured convertible promissory note with an accredited investor pursuant to which the Company issued and sold to such investor with an original principal amount of $1,000,000. As of March 2023, the outstanding balance of the note was $397,000, which is due July 31, 2023.

The Company has incurred historical losses from operations and expects to continue to incur operating losses in the near future. We anticipate opening our new CDMO facility in 2023 and increasing cash from operations. The Company will need to raise additional capital to grow its business, fund operating expenses and make interest payments. The Company’s ability to fund its liquidity needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through debt borrowings, sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all. These factors and other indicators raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of this report.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, depreciation, fair values of intangibles and goodwill, bad debts, inventories, warranties, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 3 “Summary of Significant Accounting Policies” to the Notes to the Consolidated Financial Statements contained in Item 8. We believe the following policies are critical and require significant judgement by the Company:

Revenue Recognition

The Company’s revenues primarily consist of device sales and service revenue.

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

In addition, we sometimes purchase inventory in large quantities to obtain purchase discounts from our suppliers. This leads the Company to split inventory between short term and long term. The Company uses judgement and the forecasted demand information available to determine whether inventory should be recorded as long term.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

ThermoGenesis Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ThermoGenesis Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and needs to raise additional capital to grow its business, fund operating expenses and make interest payments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

We identified the inventory reserve as a critical audit matter as auditing management’s estimate of the excess and slow-moving inventory reserve was subjective and required significant judgment as the excess and slow-moving inventory reserve is sensitive to changes in the Company’s operations and assumptions used to estimate the reserve including management’s assumptions with regards to projections of future product demand and market conditions, which includes historical usage, expected future usage, and on-hand quantities of individual materials. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s analysis and significant assumptions related to projections of future demand.

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

●	We looked for indications that the reserve for excess and slow-moving inventory may be understated by evaluating write-off activity of inventory subsequent to December 31, 2022.
●

We considered the existence of contradictory evidence based on consideration of internal communication to management and the board of directors, Company press releases, and any changes within the business.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2015.

New York, NY

March 30, 2023

ThermoGenesis Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$4,177,000	$7,280,000
Accounts receivable, net of allowance for doubtful accounts of $149,000 ($156,000 at December 31, 2021)	1,865,000	733,000
Inventories	3,334,000	5,373,000
Prepaid expenses and other current assets	1,508,000	1,578,000
Total current assets	10,884,000	14,964,000

Inventories, non-current	1,003,000	1,709,000
Equipment and leasehold improvements, net	1,254,000	1,261,000
Right-of-use operating lease assets, net	372,000	571,000
Right-of-use operating lease assets – related party, net	3,550,000	-
Goodwill	781,000	781,000
Intangible assets, net	1,286,000	1,318,000
Other assets	256,000	48,000
Total assets	$19,386,000	$20,652,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$820,000	$1,280,000
Accrued payroll and related expenses	399,000	348,000
Deferred revenue – short-term	782,000	719,000
Convertible promissory note – related party	5,777,000	-
Interest payable – related party	1,492,000	2,231,000
Convertible promissory note, net	962,000	813,000
Other current liabilities	1,277,000	957,000
Total current liabilities	11,509,000	6,348,000

Convertible promissory note – related party, net	-	9,245,000
Operating lease obligations – long-term	131,000	398,000
Operating lease obligations – related party – long-term	3,495,000	-
Deferred revenue – long-term	911,000	1,244,000
Other noncurrent liabilities	17,000	20,000
Total liabilities	16,063,000	17,255,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized; 1,037,138 issued and outstanding (279,629 at December 31, 2021)	1,000	-
Additional paid in capital	270,377,000	268,459,000
Accumulated deficit	(266,193,000)	(264,662,000)
Accumulated other comprehensive loss	111,000	31,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity	4,296,000	3,828,000

Noncontrolling interests	(973,000)	(431,000)
Total equity	3,323,000	3,397,000
Total liabilities and equity	$19,386,000	$20,652,000

See accompanying notes to consolidated financial statements.

ThermoGenesis Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2022	2021

Net revenues	$10,483,000	$9,294,000
Cost of revenues	7,773,000	5,801,000
Gross profit	2,710,000	3,493,000

Expenses:
Selling, general and administrative	7,244,000	8,515,000
Research and development	1,659,000	2,209,000

Total operating expenses	8,903,000	10,724,000

Loss from operations	(6,193,000)	(7,231,000)

Other income / (expense):
Interest expense	(5,616,000)	(6,103,000)
Gain on extinguishment of debt	-	652,000
Employee retention tax credit and other income / (expense)	(3,000)	802,000

Total other expense	(5,619,000)	(4,649,000)

Net loss	$(11,812,000)	$(11,880,000)

Loss attributable to non-controlling interests	(542,000)	(501,000)
Net loss attributable to common stockholders	$(11,270,000)	$(11,379,000)

COMPREHENSIVE LOSS
Net loss	$(11,812,000)	$(11,880,000)
Other comprehensive loss:
Foreign currency translation adjustments	80,000	15,000
Comprehensive loss	(11,732,000)	(11,865,000)
Comprehensive loss attributable to non-controlling interests	(542,000)	(501,000)
Comprehensive loss attributable to common stockholders	$(11,190,000)	$(11,364,000)

Per share data:
Basic and diluted net loss per common share	$(20.45)	$(43.41)

Weighted average common shares outstanding basic and diluted	550,993	262,135

See accompanying notes to consolidated financial statements.

ThermoGenesis Holdings, Inc.

Consolidated Statements of Equity

For the years ended December 31, 2022 and 2021

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	AOCL*	Non- Controlling Interests	Total Equity
Balance at January 1, 2022	279,629	$-	$268,459,000	$(264,662,000)	$31,000	$(431,000)	$3,397,000

Stock-based compensation expense	-	-	267,000	-		-	267,000
Adoption of ASU 2020-06	-	-	(10,681,000)	9,739,000	-	-	(942,000)
Issuance of common stock via at- the-market offering, net	196,843	-	3,037,000	-	-	-	3,037,000
Related party convertible note price reset	-	-	4,635,000	-	-	-	4,635,000
Convertible note price reset	-	-	112,000	-	-	-	112,000

Conversion of related party note payable to common stock	234,495	1,000	2,999,000	-	-	-	3,000,000
Sale of common stock and warrants, net	261,885	-	1,546,000	-	-	-	1,546,000
Exercise of pre-funded warrants	64,286		3,000				3,000
Foreign currency translation gain	-	-	-	-	80,000	-	80,000
Net loss	-	-	-	(11,270,000)	-	(542,000)	(11,812,000)
Balance at December 31, 2022	1,037,138	$1,000	$270,377,000	$(266,193,000)	$111,000	$(973,000)	$3,323,000

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	AOCL*	Non- Controlling Interests	Total Equity
Balance at January 1, 2021	213,477	$-	$259,067,000	$(253,283,000)	$16,000	$70,000	$5,870,000

Stock-based compensation expense	-	-	2,560,000	-	-	-	2,560,000
Issuance of common stock via at- the-market offering, net	66,152	-	6,832,000	-	-	-	6,832,000
Foreign currency translation gain	-	-	-	-	15,000	-	15,000
Net loss	-	-	-	(11,379,000)	-	(501,000)	(11,880,000)
Balance at December 31, 2021	279,629	$-	$268,459,000	$(264,662,000)	$31,000	$(431,000)	$3,397,000

*Accumulated other comprehensive loss.

See accompanying notes to consolidated financial statements.

ThermoGenesis Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,812,000)	$(11,880,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	926,000	633,000
Stock-based compensation expense	267,000	2,560,000
Amortization of debt discount/premium, net	3,487,000	3,631,000
Reserve for excess and slow-moving inventories	667,000	864,000
Reserve for bad debt expense	2,000	(56,000)
Loss on disposal of equipment	11,000	-
Gain on extinguishment of debt	-	(652,000)
Net change in operating assets and liabilities:
Accounts receivable	(1,134,000)	703,000
Inventories	2,073,000	(1,031,000)
Prepaid expenses and other assets	(139,000)	(700,000)
Accounts payable	(386,000)	(74,000)
Interest payable - related party	(738,000)	149,000
Accrued payroll and related expenses	51,000	(1,000)
Deferred revenue – short term	63,000	111,000
Other current liabilities	330,000	(323,000)
Long-term deferred revenue and other noncurrent liabilities	(951,000)	(554,000)

Net cash used in operating activities	(7,283,000)	(6,620,000)

Cash flows from investing activities:
Capital expenditures	(400,000)	(93,000)

Net cash used in investing activities	(400,000)	(93,000)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	4,583,000	6,832,000
Proceeds from exercise of warrants and pre-funded warrants	3,000	-

Net cash provided by financing activities	4,586,000	6,832,000

Effects of foreign currency rate changes on cash and cash equivalents	(6,000)	-
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,103,000)	119,000

Cash, cash equivalents and restricted cash at beginning of period	7,280,000	7,161,000
Cash, cash equivalents and restricted cash at end of period	$4,177,000	$7,280,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$180,000	$240,000
Cash paid for related party interest	$2,628,000	$2,139,000
Right-to-use asset acquired under operating lease	$3,863,000	$-
Convertible note price reset	$112,000	$-
Related party convertible note price reset	$4,635,000	$-
Related party promissory note converted to common stock	$3,000,000	$-
Transfer of inventories to equipment	$-	$181,000

See accompanying notes to consolidated financial statements.

ThermoGenesis Holdings, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

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

At December 31, 2022, the Company had cash and cash equivalents of $4,177,000 and negative working capital of $625,000. The Company has incurred historical losses from operations and expects to continue to incur operating losses in the near future. The Company may need to raise additional capital to grow its business, fund operating expenses and make interest payments. The Company’s ability to fund its liquidity needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through debt borrowings, sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all. These factors and other indicators raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of this report.

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

Reverse Stock Split

On December 22, 2022, the Company effected a one (1) for forty-five (45) reverse stock split of its issued and outstanding common stock. The total number of shares of common stock authorized for issuance by the Company of 350,000,000 shares did not change in connection with the reverse stock split.

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

Revenue Recognition

Revenue is recognized based on the following five-step process as outlined in the Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”: (i) Identify the Contract with the Customer; (ii) Identify Performance Obligations in the Contract; (iii) Determine the Transaction Price; (iv) Allocate the Transaction Price; and (v) Satisfaction of the Performance Obligations (and Recognize Revenue). Revenues are recorded net of discounts. Shipping and handling fees billed to customers are included in net revenues, while the related costs are included in cost of revenues. For more information on revenues, see Note 12.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents is maintained in checking accounts with reputable financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has cash and cash equivalents of $47,000 and $87,000 at December 31, 2022 and 2021 in India. The Company has not experienced any realized losses on the Company’s deposits of cash and cash equivalents.

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

Inventories

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis. The Company writes-down inventory to its estimated net realizable value when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes, which it includes as a component of cost of revenues. Additionally, the Company provides valuation allowances for excess and slow-moving inventory on hand that are not expected to be sold to reduce the carrying amount of slow-moving inventory to its estimated net realizable value. The valuation allowances are based upon estimates about future demand from its customers, distributors and market conditions.

At times, the Company will purchase inventories in larger quantities to obtain volume purchase discounts. In some cases, purchases may exceed expected sales for certain products in the following year. If the Company purchases inventory which is likely to not be sold in the next year, that inventory is classified as non-current. As of December 31, 2022 and December 31, 2021, the Company had $1,003,000 and $1,709,000, respectively of non-current inventory.

Equipment and Leasehold Improvements, Net

Equipment consisting of machinery and equipment, computers and software, office equipment and leasehold improvements is recorded at cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation for machinery and equipment, computers and software and office furniture are computed under the straight-line method over the estimated useful lives. Leasehold improvements are amortized under the straight-line method over their estimated useful lives or the remaining lease period, whichever is shorter. When equipment and leasehold improvements are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and the impact of any resulting gain or loss is recognized within general and administrative expenses in the consolidated statement of operations for the period.

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

Income Taxes

The tax years 2003-2021 remain open to examination by the major taxing jurisdictions to which the Company is subject; however, there is no current examination. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. There were no unrecognized tax benefits during the periods presented.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not have an impact on net loss as previously reported. As a result of the reverse stock split effected by the Company on December 22, 2022, common stock and additional paid in capital amounts from prior periods were adjusted as to reflect if the reverse split had occurred in the prior periods.

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

Recently Issued Accounting Standards

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

4.	Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

	Year Ended December 31,
	2022	2021	Estimated Useful Life (in years)
Machinery and equipment(1)	$6,610,000	$6,270,000	2.5	-	10
Computer and software	631,000	631,000	2	-	5
Office equipment	256,000	256,000	5	-	10
Leasehold improvements	932,000	932,000	5 years or remaining lease term
Total equipment	8,429,000	8,089,000
Less accumulated depreciation	(7,175,000)	(6,828,000)
Total equipment and leasehold improvements, net	$1,254,000	$1,261,000

(1)	Includes $391,000 and $140,000 for cost related to construction in progress for the years ended December 31, 2022 and 2021, respectively.

Depreciation expense for the years ended December 31, 2022 and 2021 was $387,000 and $429,000, respectively.

5.         Intangible Assets and Goodwill

In 2022, in accordance with ASC 350, the Company performed a qualitative analysis, which determined that it was not more likely than not that the fair value of the reporting units or the fair value of the intangible assets was less than the carrying value of the goodwill and intangible assets recorded on the Company’s books as of December 31, 2022. As a result, no impairment was recorded and a quantitative analysis was not performed. In performing the assessment, the Company used current market capitalization, discounted future cash flows, internal forecasts and other factors as the best evidence of fair value. These assumptions represent Level 3 inputs.

	Intangible Assets	Goodwill

Balance at January 1, 2021, net	$1,358,000	$781,000
Amortization and foreign exchange	(40,000)	-

Balance at December 31, 2021, net	$1,318,000	$781,000
Amortization and foreign exchange	(32,000)	-

Balance at December 31, 2022, net	$1,286,000	$781,000

Intangible assets consist of the following based on the Company’s determination of the fair value of identifiable assets acquired:

	As of December 31, 2022
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	3	$49,000	$(49,000)	$-
Developed technology	10	318,000	(175,000)	143,000
Licenses	7	377,000	(377,000)	-
Device registration	7	71,000	(71,000)	-
Customer relationships	3	387,000	(387,000)	-
Amortizable intangible assets		$1,202,000	$(1,059,000)	$143,000
In process technology		1,143,000	-	1,143,000
Total		$2,345,000	$(1,059,000)	$1,286,000

	As of December 31, 2021
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	3	$52,000	$(52,000)	$-
Developed technology	10	318,000	(143,000)	175,000
Licenses	7	418,000	(418,000)	-
Device registration	7	78,000	(78,000)	-
Customer relationships	3	425,000	(425,000)	-
Amortizable intangible assets		$1,291,000	$(1,116,000)	$175,000
In process technology		1,143,000	--	1,143,000
Total		$2,434,000	$(1,116,000)	$1,318,000

The change in the gross carrying amount is due to foreign currency exchange fluctuations. In process technology has not yet been introduced to the market place and is therefore not yet subject to amortization. The Company’s estimated future amortization expense for amortizable intangible assets in subsequent years, are as follows:

Year Ended December 31,
2023	$32,000
2024	32,000
2025	32,000
2026	32,000
2027	15,000
Total	$143,000

6.	Related Party Transactions

HealthBanks Biotech (USA) Inc.

On November 26, 2019, the Company entered into an agreement with HealthBanks Biotech (USA) Inc. (“HealthBanks”) to form a new company called ImmuneCyte, Inc. (“ImmuneCyte”) to commercialize the Company’s proprietary cell processing platform, CAR-TXpress™, for use in immune cell banking as well as for cell-based contract development and manufacturing services (CMO/CDMO). Under the terms of the agreement, ImmuneCyte was initially owned 80% by HealthBanks and 20% by the Company. Healthbanks is a subsidiary of the Boyalife Group (USA), Inc. which is owned by Dr. Xiaochun (Chris) Xu, the Company’s Chief Executive Officer and Chairman of our Board of Directors. Due to the significant influence the Company has over ImmuneCyte’s operations, the investment was accounted for by the Company using the equity method.

Between November 26, 2019 and September 30, 2020, ImmuneCyte closed on a series of investments with a private institution and qualified investors. After the investments, ImmuneCyte was owned 75.16% by HealthBanks, 18.79% by the Company and 6.05% by the private investors.

In March 2021, ImmuneCyte completed an acquisition to acquire Boyalife’s Cellular Therapy Division, for 12,000,000 shares in ImmuneCyte and Shanghai KDW info Technology Co. Ltd. for 500,000 shares in ImmuneCyte. Following the acquisitions, the Company’s ownership percentage in ImmuneCyte decreased from 18.79% to 8.64%. The Company performed an analysis of the transaction and noted that none of the factors supporting significant influence changed as a result of the acquisition. Therefore, it was concluded that significant influence remains and the Company will continue to account for the transaction using the equity method. The Company recognized a dilution gain of $262,000 representing its share of the net assets acquired by ImmuneCyte. However, at the time of the acquisition, the Company had accumulated losses of $428,000 in its investment in ImmuneCyte. As the accumulated losses were greater than the dilution gain, no entry was recorded by the Company for its investment in ImmuneCyte following the transaction.

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

Under the terms of the agreement, the Company transferred its remaining 8.64% interest in ImmuneCyte to Boyalife Genomics and agreed to pay a running royalty of 7.5% of its annual net sales of products and services that are covered by one or more of Boyalife Genomics’ granted U.S. patents and a royalty of 5.0% of other products and services covered by other licensed intellectual property. In the year ended December 31, 2022, no sales were recorded under the license agreement and no royalty payments were made to Boyalife Genomics.

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Group (USA) (the “Lender”), which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement, as amended, grants to the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to March 6, 2023 (the “Maturity Date”). In June 2022, the Lender converted a total of $3,000,000 of the outstanding balance of the convertible note into 10,552,234 shares of our common stock. As of December 31, 2022, the Company had an outstanding principal balance on the Loan of $7,000,000.

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

The following summarizes the Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Debt Discount	Carrying Value
At December 31, 2022	12/31/2023	22%	$6.30	$7,000,000	$(1,223,000)	$5,777,000
At December 31, 2021	3/6/2022	22%	$81.00	$10,000,000	$(755,000)	$9,245,000

The Credit Agreement includes a down-round provision that lowers the conversion price of the Note if the Company issues shares of common stock at a lower price per share. In 2022, the anti-dilution provision was triggered four times, as noted below:

In February 2022, when the conversion price of the Note was at $81.00 per share, the Company sold shares of common stock at $28.80 per share. This resulted in a triggering event lowering the conversion price of the Note to that value. The Company determined that it created an incremental value of $213,000 which was treated as a debt discount and amortized over the remaining term of the Note.

In June 2022, the Company sold shares of common stock at $12.60 per share, resulting in a down round triggering event lowering the conversion price of the Note to that value. The triggering event created an incremental value of $2,475,000 which was treated as a debt discount and will be amortized over the remaining term of the Note.

In July 2022, the Company modified a convertible debt agreement, lowering the conversion price of the debt to $9.45 per share, resulting in a down round triggering event lowering the conversion price of the Note to that value. The triggering event created an incremental value of $1,075,000 which was treated as a debt discount and will be amortized over the remaining term of the Note.

In October 2022, the Company sold shares of common stock at $6.30 per share, resulting in a down round triggering event lowering the conversion price of the Note to that value. The triggering event created an incremental value of $872,000 which was treated as a debt discount and will be amortized over the remaining term of the Note.

Subsequent to December 31, 2022, the Company entered into an Amendment No. 2 (the “Amendment to Note”) to its Second Amended and Restated Convertible Promissory Note with Boyalife Group Inc. (the “Note”), and an Amendment No. 3 (the “Amendment to Credit Agreement”) to its First Amended and Restated Revolving Credit Agreement with Boyalife Group Inc. (the “Credit Agreement”). The Amendment to Note amends and extends the maturity date of the Note from March 6, 2023 to December 31, 2023, and provides that interest accrued and unpaid as of March 6, 2023 will be added to the principal balance of the Note.

A Black-Scholes pricing model was utilized to determine the change in the before and after incremental value of the conversion option at each triggering event, with the following inputs:

	February 2022	June 2022	July 2022	October 2022
Conversion price before	$81.00	$28.80	$12.60	$9.45
Conversion price after	$28.80	$12.60	$9.45	$6.30
Term (years)	0.02	0.69	0.61	0.35
Volatility	39.53%	85.6%	99.5%	165%
Dividend rate	0%	0%	0%	0%
Risk free rate	1.97%	3.2%	2.8%	4.02%

The Company amortized a debt discount of $3,413,000 and $3,310,000 for the years ended December 31, 2022 and 2021, respectively. The debt discount for the period ended December 31, 2022 related to down round triggering events that occurred during the year.  The amortization included $742,000, which related to accelerated amortization for the portion of the Note that was converted in June 2022. In addition to the amortization, the Company also recorded interest expense of $1,890,000 and $2,231,000 for the years ended December 31, 2022 and 2021, respectively.  The interest payable balance as of December 31, 2022 and December 31, 2021 was $1,492,000 and $2,231,000, respectively.

7.	Convertible Promissory Note

July 2019 Note

On July 23, 2019, the Company entered into a private placement with the accredited investor, pursuant to which the Company issued and sold to such investor an unsecured convertible promissory note in the original principal amount of $1,000,000 (the “July 2019 Note”). The July 2019 Note is convertible into shares of the Company's common stock at a conversion price equal to the lower of (a) $81.00 per share or (b) 90% of the closing sale price of the Company’s common stock on the date of conversion (subject to a floor conversion price of $22.50). The July 2019 Note bears interest at the rate of twenty-four percent (24%) per annum and is payable quarterly in arrears. Unless sooner converted in the manner described below, all principal under the July 2019 Note, together with all accrued and unpaid interest thereupon, will be due and payable three years from the date of the issuance on July 31, 2022.

On July 25, 2022, the Company entered into an amendment to the July 2019 Note, which extended the maturity date of the July 2019 Note to January 31, 2023 and modified when interest is due from quarterly to January 31, 2023. The amendment also (i) deleted the market price-based conversion right, which previously allowed for the July 2019 Note to be converted at a conversion price of 90% of the Company’s stock price on the day of conversion (subject to a $22.50 floor); and (ii) changed to a fixed conversion price to $9.45 per share, provided that in the event that the Company issues shares, options, warrants, or convertible securities, at an effective price per common share lower than $9.45, then the conversion price will be adjusted to such lower issuance price.

The Company performed a debt extinguishment vs. modification analysis on the amendment to the July 2019 Note and determined that the extension would be considered an extinguishment, due to an increase of more than 10% to the value of the embedded conversion option. No gain or loss was recorded in the consolidated statement of operations for the year ended December 31, 2022 as it was determined that the fair value of the amendment of the July 2019 Note and accrued interest was the same before and after the extension.

In October 2022, the Company sold shares of common stock at $6.30 per share, resulting in a down round triggering event lowering the conversion price of the Note to that value. The triggering event created an incremental value of $112,000 which was treated as a debt discount and will be amortized over the remaining term of the Note.

Subsequent to December 31, 2022, the Company entered into an Amendment No. 3 to the July 2019 Note with Orbrex (USA) Co. Limited (the "July 2019 Note Amendment”). The July 2019 Note Amendment amends the July 2019 Note, dated July 23, 2019, as amended by Amendment No. 1 dated effective July 23, 2019, and Amendment No. 2 dated July 25, 2022, between the Company and Orbrex (USA) Co. Limited. The July 2019 Note Amendment extends the maturity date of the July 2019 Note from January 31, 2023 to July 31, 2023. The Note Amendment also changed the fixed conversion price to $2.87 per share, provided that in the event that the Company issues shares, options, warrants, or convertible securities, subject to certain exceptions, at an effective price per common share lower than $2.87, then the conversion price will be adjusted to such lower issuance price.

The following summarizes the July 2019 Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Debt Discount	Carrying Value
At December 31, 2022	7/31/2023	24%	$6.30	$1,000,000	$(38,000)	$962,000
At December 31, 2021	7/31/2022	24%	$40.95	$1,000,000	$(187,000)	$813,000

The Company amortized a debt discount on the July 2019 Note of $74,000 and $321,000 for the years ended December 31, 2022 and 2021, respectively. The debt discount for the period ended December 31, 2022 related to a down round triggering event that occurred during the year.  Interest expense related to the July 2019 Note was $240,000 for the years ended December 31, 2022 and 2021.  The interest payable balance as of December 31, 2022 and 2021 was $120,000 and $60,000, respectively.

8.	Related Party Lease

Z3 Investment

On March 24, 2022, the Company entered into a five year Lease Agreement with Z3 Investment LLC, an affiliate of the Company’s Chairman and CEO, and COO, beginning April 1, 2022, for approximately 35,000 square feet of laboratory and office space in Rancho Cordova, California. Under the terms of the agreement, monthly rent is $46,000 per month for the first six months, then increasing to $104,000 per month (with a 4% annual increase) thereafter. Additionally, the Company will pay all operating expenses as they become due estimated to be approximately $5,000 per month and will be expensed in the period incurred. The Company has the option to renew the lease for two 5-year periods. Additionally, the Company has the ability to opt out of the lease after one year if the CDMO facility is unable to be constructed as planned.

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

The following summarizes the Company’s operating lease:

December 31, 2022
Right-of-use operating lease assets – related party, net	$3,550,000
Current lease liability (included in other current liabilities)	433,000
Non-current lease liability – related party	3,495,000

Weighted average remaining lease term	4.8
Discount rate	22%

Maturities of lease liabilities by year for our operating lease are as follows:

2023	$1,256,000
2024	1,307,000
2025	1,359,000
2026	1,428,000
2027	1,133,000
Total lease payments	$6,483,000
Less: imputed interest	(2,555,000)
Present value of operating lease liabilities	$3,928,000

Operating Lease Costs

Lease costs recognized in consolidated statements of operations are summarized below:

December 31, 2022
Operating lease cost	$964,000
Variable lease cost	71,000
Total lease cost	$1,035,000

Statement of Cash Flows

Cash paid for amounts included in the measurement of operating lease liabilities was $587,000 for the year ended December 31, 2022.

9.	Leases

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

The following summarizes the Company’s operating leases:

	December 31, 2022	December 31, 2021
Right-of-use operating lease assets, net	$372,000	$571,000
Current lease liability (included in other current liabilities)	267,000	206,000
Non-current lease liability	131,000	398,000

Weighted average remaining lease term	1.4	2.4
Discount rate	22%	22%

Maturities of lease liabilities by year for our operating leases are as follows:

2023	$329,000
2024	139,000
Total lease payments	$468,000
Less: imputed interest	(70,000)
Present value of operating lease liabilities	$398,000

Operating Lease Costs

Lease costs recognized in consolidated statements of operations are summarized below:

	December 31,
	2022	2021
Operating lease cost	$311,000	$311,000
Variable lease cost	111,000	105,000
Total lease cost	$422,000	$416,000

Statement of Cash Flows

In January 2019, the Company signed an amendment to its Rancho Cordova, California lease. The amendment was accounted for as a modification and resulted in a right-of-use asset of $966,000 being recognized as a non-cash addition on the date of the amendment. Cash paid for amounts included in the measurement of operating lease liabilities in cash flows from operating activities were $319,000 and $310,000 for the years ended December 31, 2022 and 2021, respectively.

Finance Leases

Finance leases are included in equipment and other current and non-current liabilities on the consolidated balance sheet. The amortization and interest expense are included in general and administrative expense and interest expense, respectively on the statement of operations. These leases were not material for the years ended December 31, 2022 and 2021.

10.	Commitments and Contingences

Financial Covenants

On July 13, 2020, the Company, entered into a Manufacturing and Supply Amending Agreement #2 with CBR Systems, Inc. (“CBR”) with an effective date of July 13, 2020 (the “Amendment”). The Amendment amends the Manufacturing and Supply Agreement entered into on May 15, 2017 and Amendment #1 dated March 16, 2020 by the Company and CBR. The Amendment, among other things, revised the amounts of certain products to be purchased, pricing of those products and removal of the safety stock requirement. In addition, the Amendment updated the financial requirement to exclude convertible debt from the definition of short-term debt under events or conditions that constitute a default. The Amendment states that the Company’s cash balance and short-term investments net of non-convertible debt and borrowed funds that are payable within one year must be greater than $1,000,000 at any month end. The Company was in compliance with this agreement as of December 31, 2022.

Potential Severance Payments

We have entered into an employment agreement with the Company Chief Executive Officer under which payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon a change in control of our Company, or by the employee for good reason.

Contingencies

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of December 31, 2022, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

11.	Stockholders’ Equity

Common Stock

On February 3, 2022, the Company entered into Amendment No. 2 to the At the Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC to further increase the maximum aggregate offering price of shares of Common Stock that may be offered and sold from time to time under the Offering Agreement from $15,280,000 to $19,555,000, which enables the Company to sell an additional $4,275,000 of shares after taking into account prior sales under the Offering Agreement (the “Additional Shares”). In March 2022, the total offering price was updated to $18,573,000 based on the shares that were currently available on Company’s existing Form S-3. The terms and conditions of the Offering Agreement otherwise remain unchanged. For the year ended of December 31, 2022, the Company sold a total of 196,843 shares of common stock under the Offering Agreement for aggregate gross proceeds of $3,293,000 at an average selling price of $16.73 per share, resulting in net proceeds of approximately $3,037,000 after deducting commissions and other transaction costs of approximately $256,000.

On October 28, 2022, the Company completed a public offering (the "Offering") of an aggregate of 326,171 units (the "Units") and 64,286 pre-funded units (the "Pre-Funded Units”) for a purchase price of $6.30 per unit, resulting in aggregate gross proceeds of approximately $2,055,000 resulting in net proceeds of approximately $1,549,000 after deducting commissions and other transaction costs of approximately $506,000. The Offering closed on October 28, 2022. Each Unit sold in the Offering consisted of one share of the Company's common stock and one common warrant to purchase one share of common stock, and each Pre-Funded Unit consisted of one pre-funded warrant to purchase one share of common stock and one common warrant to purchase one share of common stock. The common warrants will be exercisable at an exercise price of $6.30 per share beginning on the effective date of Company stockholder approval of the issuance of the shares upon exercise of the warrants (the "Warrant Stockholder Approval”) and will expire on the fifth anniversary of the effective date of the Warrant Stockholder Approval. The Company evaluated the common warrants issued and determined that they should be classified as equity. As of December 31, 2022, all 64,286 pre-funded warrants sold in the Offering have been exercised and none are currently outstanding.

Warrants

A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contract Term
Balance at January 1, 2021	24,814	$1,677.28	0.49
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants expired/canceled	(10,296)	$3,600.00
Outstanding and Exercisable at December 31, 2021	14,518	$313.71	1.44

Balance at January 1, 2022	14,518	$313.71	1.44
Warrants granted(1)	326,171	$6.30
Pre-funded warrants granted	64,286	$0.045
Pre-funded warrants exercised	(64,286)	$0.045
Warrants expired/canceled	-	$-
Outstanding at December 31, 2022	340,689	$19.40	0.31
Exercisable at December 31, 2022	14,518	$313.71	0.44

(1)

Warrants are subject to stockholder approval and will remain outstanding but unvested until the Company receives such approval. Subsequent to December 31, 2022, the Company’s stockholders approved the warrants.

Equity Plans and Agreements

The Amended 2016 Equity Incentive Plan (the “Amended 2016 Plan”) was approved by the stockholders in May 2017, under which up to 1,334 shares may be issued pursuant to grants of shares, options, or other forms of incentive compensation. On June 22, 2018, the stockholders approved an amendment to the Amended 2016 Plan to increase the number of shares that may be issued to 2,945 shares. On May 30, 2019, the stockholders approved an amendment to the Amended 2016 Plan to increase the number of shares that may be issued from 2,945 shares to 8,723 shares. On January 13, 2022, the stockholders approved an amendment to the Amended 2016 Plan to increase the number of shares that may be issued from 8,723 to 26,667 shares. On December 15, 2022, the stockholders approved an amendment to the Amended 2016 Plan to increase the number of shares that may be issued under the plan from 26,667 the 66,667. As of December 31, 2022, 60,197 awards were available for issuance under the Amended 2016 Plan.

On December 29, 2017, the Board of Directors of ThermoGenesis Corp. adopted the ThermoGenesis Corp. 2017 Equity Incentive Plan (the “ThermoGenesis Plan”) and on the same day granted options to purchase an aggregate of 280,000 shares of ThermoGenesis Corp. common stock to employees, directors, consultants, and advisors of ThermoGenesis Corp. The ThermoGenesis Plan was unanimously approved by the ThermoGenesis stockholders (including the Company) on December 29, 2017. The ThermoGenesis Plan authorizes the issuance of up to 1,000,000 shares of ThermoGenesis common stock. There are 40,000 shares available for issuance as of December 31, 2022. As the ThermoGenesis Plan is for the Company’s subsidiary it was not affected by the reverse split effected on December 22, 2022.

Stock Based Compensation

The Company recorded stock-based compensation of $267,000 for the year ended December 31, 2022 and $2,560,000 for the year ended December 31, 2021, as comprised of the following:

	Year Ended December 31,
	2022	2021
Cost of revenues	$18,000	$17,000
Selling, general and administrative	229,000	2,275,000
Research and development	20,000	268,000
	$267,000	$2,560,000

On June 4, 2020, the Chief Executive Officer, Chief Financial Officer and other employees were granted 12,567 options to purchase shares of the Company’s common stock at an exercise price of $267.30 per share. In May 2021, five Company executives voluntarily surrendered the options they were awarded. At the time they were surrendered, the exercise price of the options was underwater. No payment or other consideration was paid to the Company executives for surrendering the options. In total 10,889 options were cancelled. As a result of the cancellation, the remaining unamortized expense of $2,008,000 was accelerated and expensed in the year ended December 31, 2021.

Stock Options

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for the Company’s stock option plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at January 1, 2022	7,885	$546.10	6.8

Granted	-	-
Expired	(129)	$7,361.38
Forfeited/cancelled	(1,353)	$443.23
Outstanding at December 31, 2022	6,403	$430.53	5.93
Vested and Expected to Vest at December 31, 2022	6,246	$435.36	5.89
Exercisable at December 31, 2022	6,048	$441.00	5.84

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock.

Non-vested stock option activity for the year ended December 31, 2022, is as follows:

	Non-vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	1,643	$266.84
Granted	-
Vested	(983)	$280.95
Cancelled/forfeited	(305)	$278.55
Outstanding at December 31, 2022	355	$217.71

At December 31, 2022, the total compensation cost related to options granted under the Company’s stock option plans but not yet recognized was $30,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately one year and will be adjusted for subsequent forfeitures.

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

	2022	2021
Common stock equivalents of convertible promissory notes and accrued interest	1,525,751	176,907
Warrants	340,689	14,518
Stock options	6,403	7,885
Total	1,872,843	199,310

12.	Revenues

The Company’s revenues primarily consist of device sales and service revenue.

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

The following table presents net sales by geographic areas:

	Years Ended December 31,
	2022	2021
United States	$6,641,000	$5,304,000
China	1,984,000	1,771,000
Portugal	211,000	548,000
Thailand	9,000	401,000
South Korea	325,000	222,000
Vietnam	515,000	332,000
Other	798,000	716,000
Total	$10,483,000	$9,294,000

The following table summarizes the revenues by product line and type:

	Year Ended December 31, 2022
	Device Revenue	Service Revenue	Other Revenue	Total Revenue

AXP	$5,911,000	$480,000	$-	$6,391,000
BioArchive	1,247,000	968,000	-	2,215,000
CAR-TXpress	654,000	190,000	285,000	1,129,000
Manual Disposables	655,000	-	-	655,000
Other	64,000	-	29,000	93,000
Total	$8,531,000	$1,638,000	$314,000	$10,483,000

	Year Ended December 31, 2021
	Device Revenue	Service Revenue	Other Revenue	Total Revenue

AXP	$4,940,000	$198,000	$-	$5,138,000
BioArchive	827,000	1,518,000	-	2,345,000
CAR-TXpress	875,000	123,000	286,000	1,284,000
Manual Disposables	421,000	-	-	421,000
Other	65,000	-	41,000	106,000
Total	$7,128,000	$1,839,000	$327,000	$9,294,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet). Revenues recognized during the year ended December 31, 2022 and 2021 that were included in the beginning balance of deferred revenue were $719,000 and $608,000, respectively. Short-term deferred revenues were $782,000 and $719,000 at December 31, 2022 and 2021, respectively. Long-term deferred revenue was $911,000 and $1,244,000 at December 31, 2022 and 2021, respectively.

Exclusivity Fee

In 2019, the Company entered into a Supply Agreement with Corning Incorporated (the “Supply Agreement”). The Supply Agreement has an initial term of five years with Corning having two options to renew for an additional two-years (up to four years total), unless terminated by either party in accordance with the terms of the Supply Agreement (collectively, the “Term”). Pursuant to the Supply Agreement, the Company has granted Corning exclusive worldwide distribution rights for substantially all X-Series® products under the CAR-TXpress™ platform (the “Products”) for the duration of the Term, subject to certain geographical and other exceptions. In addition to any amounts payable throughout the Term for the Products, as consideration for the exclusive worldwide distribution rights Corning paid a $2,000,000 exclusivity fee. The Company recorded $286,000 in revenue for the years ended December 31, 2022 and 2021.

Distribution Agreement

The Company signed a new agreement with its AXP distributor in China through 2023. The new agreement contains annual purchase minimums. In return for the minimum purchase commitment, the Company provided the distributor with AXP processing devices to use during the term of the agreement. The Company maintains ownership of these devices and they must be returned to the Company at the end of the agreement. The Company analyzed the relevant accounting guidance and determined that the equipment and AXP bagsets represented distinct performance obligations. The equipment was concluded to be an embedded lease, accounted for as a sales-type operating lease. For the years December 31, 2022 and 2021, the Company recorded $82,000 and $41,000 in revenue relating to the lease.

Backlog of Remaining Customer Performance Obligations

The following table represents revenue expected to be recognized in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	2023	2024	2025	2026 and beyond	Total
Service revenue	$1,157,000	$637,000	$244,000	$-	$2,038,000
Device revenue (1)	845,000	41,000	-	-	886,000
Exclusivity fee	286,000	286,000	286,000	189,000	1,047,000
Clinical revenue	13,000	13,000	13,000	118,000	157,000
Total	$2,301,000	$977,000	$543,000	$307,000	$4,128,000

(1)	Represents the minimum purchase requirements under the distribution agreement the Company signed with its AXP distributor in China and other revenue deferred at December 31, 2022.

13.	Concentrations

The Company had accounts receivable balances or revenues in excess of 10% for the years ended December 31, 2022 and 2021 as shown in the table below:

Accounts Receivable	2022	2021
Customer 1	29%	0%
Customer 2	27%	0%
Customer 3	15%	6%

Revenues	2022	2021
Customer 1	33%	22%
Customer 2	15%	16%

One supplier accounted for 70% and 71% of total inventory purchases during the years ended December 31, 2022 and 2021, respectively.

14.	Employee Retention Tax Credit

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

The Company was eligible to receive the ERTC credits under the gross receipts decline test when comparing the first, second and third quarters of 2021 to the same quarters in 2019, which qualified the Company to claim ERTC the first three quarters of 2021 under the amended ERTC program. The Company qualified for a refundable payroll tax credit totaling $842,000 for the first three quarters of 2021, which is recorded in other income on the Company’s consolidated statement of operations for the year ended December 31, 2021, and prepaid and other current assets on the Company’s consolidated balance sheet as of December 31, 2021.

15.	Income Taxes

Loss before income tax benefits were comprised of $11,752,000 from U.S. and $60,000 from foreign jurisdictions for the year ended December 31, 2022 and $11,850,000 from U.S. and $30,000 from foreign jurisdictions for the year ended December 31, 2021.

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate to income tax benefit is as follows for the:

	Year Ended December 31,
	2022	2021
Statutory federal income tax benefit	$(2,481,000)	$(2,495,000)
Intangible assets	-	-
PPP loan forgiveness		(137,000)
Incentive stock options	-	257,000
Change in valuation allowance	(284,000)	(72,000)
Expiration of net operating losses	1,356,000	1,242,000
Disallowed financing costs	1,179,000	1,282,000
State and local taxes	200,000	(195,000)
Foreign rate differential	11,000	26,000
Other	19,000	92,000
Total income tax expense	$-	$-

At December 31, 2022, we had federal net operating loss carryforwards of approximately $123,182,000 to offset future federal taxable income, with $96,250,000 available through 2037 and $26,931,000 available indefinitely. We also had state net operating loss carryforwards of approximately $46,750,000 that may offset future state taxable income through 2042. We also had foreign net operating loss carryforwards of approximately $426,000 that may offset future foreign taxable income through 2030.

At December 31, 2022, the Company has research and experimentation credit carryforwards of $1,459,000 for federal tax purposes that expire in various years between 2023 and 2042, and $1,618,000 for state income tax purposes that do not have an expiration date, and some of which expire in 2031 and 2032.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$26,465,000	$27,088,000
Income tax credit carryforwards	2,738,000	2,797,000
Stock compensation	421,000	437,000
Lease obligation	908,000	127,000
Deferred revenue	251,000	313,000
Inventory Reserve	517,000	449,000
Sec. 174 Capitalized R&D	317,000	-
Other	159,000	213,000
Total deferred tax assets	31,776,000	31,424,000

Deferred tax liabilities
Depreciation and amortization	(252,000)	(320,000)
Lease asset	(824,000)	(120,000)
Total deferred tax liabilities	(1,076,000)	(440,000)
Valuation allowance	(30,700,000)	(30,984,000)
Net deferred taxes	$-	$-

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

The valuation allowance decreased by $284,000 and decreased by $72,000 during the years ended December 31, 2022 and 2021, respectively.

In August 2016, the conversion of the Boyalife debentures effected an “ownership change” as defined under the provisions of the Tax Reform Act of 1986. As a result, any net operating loss and credit carryovers existing at that date will be subject to an annual limitation regarding their utilization against taxable income in future periods. Additionally, before the conversion of the debentures, it is possible that “ownership changes” occurred, which could create additional limitations on the use of our net operating losses and credit carryovers. Additionally, ownership changes may have occurred in the periods after 2016 which could limit our utilization of losses and credits generated in the years 2016 – 2022.

On March 27, 2020, the Coronavirus, Aid, Relief and Economic Stimulus Act (“CARES Act”) was enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes, and (iv) enhancing the recoverability of alternative minimum tax credits. As of December 31, 2020, the Company has taken advantage of the PPP loan provided by the CARES Act. The PPP loan was forgiven in 2021 and forgiveness income has been fully reversed as per federal guidance. The provisions of the CARES Act have had no impact on the Company.

On December 22, 2017, the U.S. enacted comprehensive tax legislation (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including the amendment of Code Section 174 requiring capitalization of research and experimentation expenditures for tax years beginning after December 31, 2021. The capitalized expenses are amortized over a period of 5 or 15 years depending on whether they are U.S. or foreign based.

On August 16, 2022, the President signed into law H.R. 5376 (commonly called the “Inflation Reduction Act of 2022”). The primary tax provisions in the new law include an alternative minimum tax (“AMT”) on certain large corporations, a tax on stock buybacks and certain energy-related tax credits, each of which become effective after December 31, 2022. The provisions of the Inflation Reduction Act are not expected to have a material effect on the Company’s financial statements and related disclosures.

The Company does not have any uncertain tax positions at December 31, 2022 or December 31, 2021.  For the most part, tax years after 2002 are all open to examination by federal and state tax authorities and after 2015 by foreign tax authorities.

16.	Employee Retirement Plan

401(k) Plan

The Company provides a retirement plan, in accordance with Section 401(k) of the Internal Revenue Code, to all eligible employees. Employees may elect to contribute up to the Internal Revenue Service maximum annual contribution limit. The Company matches employee contributions up to a maximum of 4% per year. The Company recognized an expense of $132,000 and $135,000 for the years ended December 31, 2022 and 2021, respectively, related to matching contributions.

17.	Subsequent Events

On January 31, 2023, the Company entered into an Amendment No. 3 to the July 2019 Note with Orbrex (USA) Co. Limited (the "July 2019 Note Amendment”). The July 2019 Note Amendment amends the July 2019 Note, dated July 23, 2019, as amended by Amendment No. 1 dated effective July 23, 2019, and Amendment No. 2 dated July 25, 2022, between the Company and Orbrex (USA) Co. Limited. The July 2019 Note Amendment extends the maturity date of the July 2019 Note from January 31, 2023 to July 31, 2023. The Note Amendment also changed the fixed conversion price to $2.87 per share, provided that in the event that the Company issues shares, options, warrants, or convertible securities, subject to certain exceptions, at an effective price per common share lower than $2.87, then the conversion price will be adjusted to such lower issuance price.

The Company held a Special Meeting of Stockholders on February 23, 2023, at which time the Company’s stockholders approved the 326,171 warrants that were issued in the October 2022 Offering. As a result of the approval of the warrants, they are now exercisable as of February 23, 2023 and will be exercisable for a period of five (5) years thereafter, subject to the terms and conditions of the warrants.

In February and March of 2023 through several conversions, the holder of the July 2019 Note converted $603,000 of the Note for 215,000 shares. The current outstanding balance of the Note is $397,000.

On March 6, 2023, the Company entered into an Amendment No. 2 (the “Amendment to Note”) to its Second Amended and Restated Convertible Promissory Note with Boyalife Group Inc. (the “Note”), and an Amendment No. 3 (the “Amendment to Credit Agreement”) to its First Amended and Restated Revolving Credit Agreement with Boyalife Group Inc. (the “Credit Agreement”). The Amendment to Note amends and extends the maturity date of the Note from March 6, 2023 to December 31, 2023, and provides that interest accrued and unpaid as of March 6, 2023 will be added to the principal balance of the Note, resulting in an outstanding principal balance of $7,278,000 as of March 6, 2023.

On March 15, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Offering”) (i) 125,000 shares of its common stock, $0.001 par value (the “Common Shares”), (ii) 946,429 pre-funded warrants to purchase Common Shares at a purchase price of $2.80, and (iii) warrants to purchase up to an aggregate 1,071,429 Common Shares were issued. The warrants have an exercise price of $2.65 per share and are exercisable immediately upon issuance and expire five and one-half years following the issuance for a total net proceeds of approximately $2.6 million, excluding legal and transaction fees. The transaction triggered the down round provision in the July 2019 Note Amendment and the Amendment to the Note lowering the conversion price of both notes to $2.65. The Offering closed on March 20, 2023.

As part of the Offering, the Company entered into a Registration Rights Agreement, dated March 15, 2023, with the Investor, pursuant to which the Company agreed to register the resale of the shares of Common Stock sold in the Offering and the shares of Common Stock issuable upon exercise of the Common Warrants and the Pre-Funded Warrants.

In connection with the Offering, the Company entered into a Warrant Amendment Agreement (the “Warrant Amendment Agreement”), dated March 15, 2023, with the Investor, whereby the Company agreed to amend existing warrants, held by the Investor, to purchase up to an aggregate of 158,731 shares of Common Stock that were previously issued in October 2022. These warrants had an exercise price of $6.30 per share and, pursuant to the Warrant Amendment Agreement, have been amended to reduce the exercise price to $2.65 per share effective upon the closing of the Offering. On March 21, 2023, the 158,731 warrants were exercised in full.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our last fiscal quarter pursuant to Exchange Act Rule 13a-15. The term “disclosure controls and procedures” means controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022 based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors

Set forth below is the name, age, and certain biographical information for each of our current directors.

Age*
Xiaochun (Chris) Xu, Ph.D.	51
Vivian Liu	61
Russell Medford, Ph.D.	68
Jeff Thomis, Ph.D.	77
Haihong Zhu	57

* Age as of March 15, 2023.

Biographies

Xiaochun (Chris) Xu, PhD, MBA	Director since March 2016

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

Vivian Liu	Director since June 2022

Ms. Liu was appointed to the Board of Directors in June 2022. Since October 2018, Ms. Liu has served as Head of Corporate Affairs for PREMIA Holdings (HK) Limited, a developer and manager of clinical-genomic oncology databases in Asia and service provider to pharmaceutical companies seeking to operate clinical trials throughout Asia. Ms. Liu currently serves as member of the Board of Directors of Aytu BioPharma, Inc. (“AYTU”). Ms. Liu served as a member of the Board of Directors and as President and Chief Executive Officer and previously as Chief Financial Officer for Innovus Pharmaceuticals, Inc., (OTCQB: INNV) from December 2011 to February 2020 and from December 2011 to January 22, 2013, respectively. From January 2011 to December 2011, she served as the President and Chief Executive Officer of FasTrack Pharmaceutical, which was later acquired by Innovus Pharmaceuticals. Ms. Liu was the Chief Operating Officer and a member of the Board of Directors of ThermoGenesis Holdings, Inc. from February 2017 to October 2018 and November 2016 to October 2018, respectively. From February 2013 to March 2017, Ms. Liu served as Managing Director of OxOnc Services Company, an oncology development company. In 1995, Ms. Liu co-founded NexMed, Inc. (“NexMed”), which in 2010 was renamed Apricus BioSciences, Inc. (Nasdaq: APRI). Ms. Liu was NexMed’s President and Chief Executive Officer from 2007 to 2009. Prior to her appointment as President of NexMed, Ms. Liu served in several executive capacities at NexMed, including Executive Vice President, Chief Operating Officer, Chief Financial Officer and Vice President of Corporate Affairs. She was appointed as a director of NexMed in 2007 and served as Chairman of its Board of Directors from 2009 to 2010. Ms. Liu has an M.P.A. from the University of Southern California and has a B.A. from the University of California, Berkeley. Ms. Liu is one of our independent directors pursuant to applicable Nasdaq rules and is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii). We believe that Ms. Liu is qualified to serve as one of our directors because of her experience as a director of public companies, as well as her executive leadership experience and experience in the pharmaceutical industry, and we believe that Ms. Liu will be a valuable asset to the Company and our Board.

Russell Medford, MD, PhD	Director since February 2017

Dr. Medford joined our Board in February 2017. Dr. Medford is Chairman and Chief Executive Officer of Covanos, Inc., a medical device company, since 2017 and a Managing Partner of the Salutramed Group, LLC, a life sciences management consultancy, since 2012. Dr. Medford has also served as the CEO of healthEgames, Inc., a digital healthcare company, and as the Chairman of ViaMune, Inc., an immuno-oncology therapeutics company, in each case since 2014. From 1993 to 2009, Dr. Medford served as co-founder, President, CEO and Director of AtheroGenics, Inc. (“AGIX”). Dr. Medford was a founding member of the Board of Directors of Inhibitex, Inc. (“INHX”) until it was acquired by Bristol-Myers-Squibb in 2012. Dr. Medford is a board-certified physician and currently holds numerous trustee or board positions including with the Georgia Global Health Alliance, Inc. and Georgia BIO. Dr. Medford has served on the faculties of both the Harvard Medical School and Emory University School of Medicine and obtained his M.D. and Ph.D. from the Albert Einstein College of Medicine. We believe that Dr. Medford is well qualified to serve as a director due to his experience as a founder and executive of several pharmaceutical development companies, and we believe that Dr. Medford will continue to be a valuable asset to the Company and its Board in connection with the Company’s clinical development activities. Dr. Medford is one of our independent directors pursuant to applicable Nasdaq rules and is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii).

Joseph (Jeff) Thomis, PhD	Director since January 2017

Dr. Thomis joined our Board in January 2017. Since 2012, Dr. Thomis has been the CEO at Thomis Consulting BVBA. From 1976 until 1997 he held a number of R&D positions at Bristol-Myers Squibb. In the period 1997-2012 he was employed at Quintiles Transnational where he held numerous positions including Chairman of the American Management Board, President of Global Clinical Development Services and President of European Clinical Development Services. He has been a partner in OxOnc Development LP, an oncology product development company. Additionally, Dr Thomis has held several Board positions. He was non-executive director of PDP Courier services; Chairman of the Board of Idis Pharma and of WEP Clinical, two global companies providing unlicensed medicines to patients with unmet medical needs. Chairman of the Board and member of the Audit Committee of Quotient Sciences, a translational pharmaceutics company and a non-executive director at NovaQuest LLC, a private equity company. He is currently the Chairman of the Board of Glasgow Memory Clinic Holdings, a site management company. Dr. Thomis received his Ph.D. in Pharmaceutical Sciences from the University of Leuven in Belgium. We believe that Dr. Thomis is well qualified to serve as a director due to his extensive experience with clinical trials and contract research organizations, and we believe that Dr. Thomis will continue to be a valuable asset to the Company and its Board by providing valuable insight and knowledge with respect to the Company’s clinical development activities. Dr. Thomis is one of our independent directors pursuant to applicable Nasdaq rules.

Haihong Zhu	Director since January 2022

Ms. Zhu joined ThermoGenesis in 2004 and was appointed Chief Operating Officer in 2018 and joined our Board in January 2022. During her time with the Company, she has served in various roles with increasing managerial responsibilities in research and development, customer service, global sales and operations. Additionally, Ms. Zhu has helped the Company’s clients and partners build over a dozen premier stem cell banks in different regions around the world. Ms. Zhu brings over 20 years of technical and marketing experience in stem cell field and has contributed significantly to the establishment of ThermoGenesis’ commercial global presence. Prior to joining ThermoGenesis, Ms. Zhu worked as a technical professional at BioTransplant Inc., a biopharmaceutical company that develops proprietary pharmaceuticals and organ transplantation systems, and conducted biomedical research in the stem cell laboratory at Harvard Medical School, focusing on HIV vaccine research. Ms. Zhu received a bachelor’s degree in biology from Shanghai University of Science & Technology and completed an advanced biostatistics program at Boston University. We believe Ms. Zhu is well qualified to serve as a director due to her extensive experience in the stem cell banking and cell and gene therapy fields. As a director, Ms. Zhu will continue to be a valuable asset to the Company and its Board by providing insight and knowledge with respect to the Company’s commercial operation activities.

To our management’s knowledge, there are neither any family relationships between any of our directors or executive officers nor have any of our directors been involved in a legal proceeding that would be required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Exchange Act other than as may be disclosed above.

Executive Officers

Set forth below is the name, age, and certain biographical information for each of our current executive officers:

Name	Position	Age
Chris Xu, Ph.D., MBA	Chief Executive Officer & Chairman	51
Haihong Zhu	Chief Operating Officer	57
Jeff Cauble, CPA	Chief Financial Officer	50

Biographies

The biographies for Dr. Xu and Ms. Zhu can be found above under Item 10. Directors, Executive Officers and Corporate Governance – Directors.

Jeffery Cauble joined the Company in 2010 and was appointed Chief Financial Officer in December 2019. During his time with the Company, Mr. Cauble has served in various accounting roles with the Company, including Vice President of Finance, Controller and Director of Financial Planning & Analysis. He brings over 25 years of accounting experience in various financial and managerial roles in the biotechnology, medical device and agricultural industries. Mr. Cauble is a Certified Public Accountant and graduate of the University of Idaho, where he obtained a bachelor’s degree with a dual major in accounting and finance.

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

Our Board has concluded that Dr. Russell Medford, Dr. Joseph Thomis and Ms. Vivian Liu are “independent” as defined by Nasdaq and under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as that term relates to membership on our Board, and the Board is comprised of a majority of independent directors.

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

Audit Committee

The Audit Committee of the Board makes recommendations regarding the appointment, compensation, retention and oversight of the independent registered public accounting firm, reviews the scope of the annual audit undertaken by our independent registered public accounting firm and the progress and results of their work, reviews our financial statements, and oversees the internal controls over financial reporting and corporate programs to ensure compliance with applicable laws. The Audit Committee reviews the services performed by the independent registered public accounting firm and determines whether they are compatible with maintaining the registered public accounting firm’s independence. The Audit Committee has a Charter, which is reviewed annually and as may be updated as required due to changes in industry accounting practices or the promulgation of new rules or guidance documents. The Audit Committee Charter is available on the Company’s website at www.thermogenesis.com. The Audit Committee currently consists of the following three directors: Ms. Liu (Audit Committee Chairman), Dr. Medford and Dr. Thomis, each of whom has been determined to be independent under applicable Nasdaq and SEC rules by the Board. The Board has further determined that Ms. Liu and Dr. Medford are qualified as Audit Committee Financial Experts as defined in Regulation S-K Item 407(d)(5)(ii) and applicable Nasdaq rules.

Compensation Committee

The Compensation Committee of the Board reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our CEO, administers the Company’s stock option plans and other benefit plans, and considers other matters as may, from time to time, be referred to them by the Board. The Board, along with the Compensation Committee, believes that the compensation of employees should be fair to both employees and stockholders, externally competitive, and designed to align the interests of employees with those of the stockholders. The Compensation Committee has the authority to form, and to delegate its authority to, one or more subcommittees, as it deems appropriate. The Compensation Committee may consult with the CEO and other executive officers of the Company in determining applicable policies, but the CEO may not be present during any voting or deliberations on his or her compensation. The Compensation has the authority to retain and terminate any independent compensation consultants or other advisors, in accordance with applicable Nasdaq rules, to assist it in any aspect of the evaluation of a director, CEO or senior compensation or on any other subject relevant to the Committee’s responsibilities, including the authority to approve such consultant’s or advisor’s fees and other retention terms. The Compensation Committee elected not to engage an independent compensation consultant in undertaking its duties for fiscal year 2022. The Compensation Committee has a charter which is available on the Company’s website at www.thermogenesis.com. The Compensation Committee consists of three directors: Dr. Thomis (Compensation Committee Chairman), Dr. Medford and Ms. Liu each of whom has been determined to be independent under applicable Nasdaq rules by the Board.

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

Board and Committee Meetings and Attendance

During the calendar year ended December 31, 2022, the Board met six (6) times, the Audit Committee met four (4) times, the Compensation Committee met four (4) times, and the Governance and Nominating Committee met five (5) times. During the calendar year ended December 31, 2022, each director attended at least 75% of the aggregate of the total number of meetings of the Board held while serving as a director and the aggregate of the total number of meetings of each Board committee of which that director is a member held while serving as a member of such committee. Generally, our directors attend our annual meetings. All of the directors elected to our Board at our most recent annual stockholders’ meeting, held December 15, 2022, attended the meeting in person.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us we believe that during the twelve months ended December 31, 2022, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed timely, except for the Form 3 filed by Haihong Zhu on January 27, 2022.

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

Named Executive Officers Summary Compensation Table

The following table sets forth certain information regarding the compensation paid to our named executive officers (“NEOs”) for the fiscal years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other ($)	Total ($)
Chris Xu, Ph.D., MBA	2022	519,000	180,000	-	-	-	699,000
Chief Executive Officer	2021	500,000	248,000	-	-	-	748,000

Haihong Zhu (1)	2022	458,000	96,000	-	-	-	554,000
Chief Operating Officer

Jeffery Cauble, CPA	2022	264,000	61,000	-	-	-	325,000
Chief Financial Officer	2021	254,000	95,000	-	-	-	349,000

(1)	Ms. Zhu became an executive officer in January 2022.

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

Both Mr. Cauble and Ms. Zhu are eligible to receive a paid bonus under the Company’s short-term incentive program.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding options held by the NEOs as of December 31, 2022.

Option Awards
	No. of Securities Underlying Unexercised Options (#) Exercisable		Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Chris Xu, Ph.D.	3		-		1,890.00	09-Mar-2023
	667		-		1,350.00	29-Dec-2027
	112		-		1,309.50	14-Dec-2023
	3		-		1,287.00	01-Jul-2023
	356		-		134.06	14-Dec-2028
	1,423		-		134.06	14-Dec-2028
	30,000	(1)	-		1.50	29-Dec-2027

Haihong Zhu	5		-		1,876.50	01-Sept-2023
	112		-		1,350.00	29-Dec-2027
	178		-		134.06	14-Dec-2028
	712		-		134.06	14-Dec-2028
	50,000	(1)	-		1.50	29-Dec-2027
	-		250,000	(1)	0.65	07-Apr-2029
	-		250,000	(1)	0.65	07-Apr-2029
	250,000	(1)	-		0.65	07-Apr-2029

Jeffery Cauble, CPA	9		-		1,287.00	07-Jul-2023
	89		-		134.06	14-Dec-2028
	356		-		134.06	14-Dec-2028

__________________

(1)	Represents ThermoGenesis Corp. options.

Potential Payments upon Termination or Change in Control

Dr. Xu has certain change of control rights under the Employment Agreement, as described above. The Compensation Committee considers these rights, on a case-by-case basis, to provide NEOs with the ability to make appropriate, informed decisions on strategy and direction of the Company that may adversely impact their particular positions, but nevertheless are appropriate for the Company and its stockholders. Our Compensation Committee believes that the Company should provide reasonable severance benefits to certain of its executive officers, recognizing that it may be difficult for such officers to find comparable employment within a short period of time and that severance arrangements may be necessary to attract highly qualified officers in a competitive hiring environment.

The following table describes the potential payments upon a hypothetical termination without cause, resignation for good reason or due to a change in control of the Company on December 31, 2022, for Dr. Xu. The actual amounts that may be paid upon an executive’s termination of employment can only be determined at the actual time of such termination.

Name	Salary ($)(1)	Incentive Compensation ($)(1)	Health Benefits ($)	Total ($)
Chris Xu, Ph.D.
Termination without cause or resignation for good reason	780,000	129,000	102,000	1,011,000
Termination following a change of control	1,560,000	936,000	136,000	2,632,000

__________

(1)	Payable in a lump-sum payment.

Ms. Zhu and Mr. Cauble do not have change of control rights under an employment agreement.

COMPENSATION OF DIRECTORS

Director Compensation Table

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Russell Medford, Ph.D.	$54,500	-	$54,500
Jeff Thomis, Ph.D.	$56,000	-	$56,000
Vivian Liu(1)	$28,000	-	$28,000
Debra Donaghy, CPA(2)	$26,250	-	$26,250

_________________________________

(1)	Ms. Liu joined the Board in June 2022.
(2)	Ms. Donaghy resigned as a member of our Board of Directors effective June 12, 2022.

The following table sets forth the aggregate number of option awards held by each non-employee director as of December 31, 2022:

Name	Aggregate Number of Option Awards
Russell Medford, Ph.D.	375
Jeff Thomis, Ph.D.	375
Vivian Liu(1)	-
Debra Donaghy, CPA(2)	251

_________________________________

(1)	Ms. Liu joined the Board in June 2022.
(2)	Ms. Donaghy resigned as a member of our Board of Directors effective June 12, 2022.

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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

The following table provides information for all of the Company’s equity compensation plans in effect as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,403	$430.53	60,197
Equity compensation plans not approved by security holders	-	-	-
Total	6,403		60,197

On October 6, 2022, the Board of Directors of the Company approved and adopted an amendment (the “Plan Amendment”) to the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to increase the aggregate number of shares that may be issued under the 2016 Plan from 26,667 to 66,667 shares. The Plan Amendment was approved by the Company’s stockholders at its annual stockholder meeting held on December 15, 2022.

On December 29, 2017, the Board of Directors of ThermoGenesis Corp., a wholly-owned subsidiary of the Company (“ThermoGenesis Sub”), adopted the ThermoGenesis Corp. 2017 Equity Incentive Plan (the “ThermoGenesis Sub Plan”). The ThermoGenesis Sub Plan was unanimously approved by the ThermoGenesis Corp. stockholders (including the Company) on December 29, 2017.  The ThermoGenesis Sub Plan authorizes the issuance of up to 1,000,000 shares of ThermoGenesis Corp. common stock, all of which may be issued as incentive stock options under Section 422 of the Code. The ThermoGenesis Sub Plan is administered by the Compensation Committee of the ThermoGenesis Corp. Board of Directors, except that if such a committee is not appointed, the plan will be administered by the ThermoGenesis Holdings, Inc. Board of Directors. As of March 15, 2023, Dr. Xu holds 30,000 stock options of ThermoGenesis Corp. out of the ThermoGenesis Sub Plan, of which 30,000 are exercisable. Ms. Zhu holds 300,000 stock options of ThermoGenesis Corp Sub Plan, of which 300,000 are exercisable. As the ThermoGenesis Sub Plan is for the Company’s subsidiary it was not affected by the reverse split effected on December 22, 2022.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF THERMOGENESIS HOLDINGS, INC.

The Company has only one class of stock outstanding, our Common Stock. The following table sets forth certain information as of March 15, 2023, with respect to the beneficial ownership of the Company’s Common Stock for (i) each director and director nominee, (ii) each named executive officer herein, (iii) all of Company’s directors and executive officers as a group, and (iv) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of Company’s Common Stock. As of March 15, 2023, there were 1,137,138 shares of Common Stock outstanding. Each share of the Company’s Common Stock is entitled to one vote.

To the Company’s knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock indicated.

Name of Director, Director Nominee or Named Executive Officer	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Xiaochun (Chris) Xu, Ph.D., MBA	2,824,767	(2)	77%

Russell Medford, Ph.D.	375	(3)	*

Jeff Thomis, Ph.D.	375	(3)	*

Vivian Liu (4)	-		*

Haihong Zhu	1,007	(3)	*

Jeffery Cauble, CPA	474	(5)	*

Officers & Directors as a Group (6 persons)	2,826,998		77%

Name and Address of 5% Beneficial Owners
Boyalife Group Inc.	2,822,206	(6)	77%

*	Less than 1%.

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

(2)    Dr. Xu’s beneficial ownership represents (i) 2,561 shares issuable upon the exercise of options; (ii) 2,549,291 shares issuable as of March 15, 2023 upon the conversion of the Second Amended and Restated Convertible Promissory Note payable by the Company to Boyalife Group Inc.; and (iii) 272,915 shares owned by Boyalife Group, Inc. Dr. Xu has sole voting and dispositive power over the shares held by Boyalife Group Inc.

(3)    Represents shares issuable upon the exercise of options that are vested as of March 15, 2023 or within 60 days thereafter.

(4)    Ms. Liu joined the Board in June 2022.

(5)    Includes 20 common shares and 454 shares issuable upon the exercise of options that are vested as of March 15, 2023 or within 60 days thereafter.

(6)    Consists of 272,915 common shares owned by Boyalife Group Inc. and 2,549,291 common shares issuable upon the conversion of the Second Amended and Restated Convertible Promissory Note payable by the Company to Boyalife Group Inc. Dr. Xu has sole voting and dispositive power over Boyalife Group Inc. The principal business address of Boyalife Group Inc. is 2453 S. Archer Ave., Suite B, Chicago, IL 60616.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

For the fiscal year ended December 31, 2022 and 2021, there were the following related party transactions reportable under Item 404 of Regulation S-K.

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, the Company entered into a Credit Agreement with Boyalife Asset Holding II, Inc., which assigned the Credit Agreement to Boyalife Group (the “Lender”) in July 2022. The Lender is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement, as amended, grants to the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to December 31, 2023 (the “Maturity Date”). As of December 31, 2022, the Company had an outstanding principal balance on the Loan of $7,000,000.

The Credit Agreement and the Convertible Promissory Note issued thereunder (as amended, the “Note”) provide that the principal and all accrued and unpaid interest under the Loan will be due and payable on the Maturity Date, with payments of interest-only due on the last day of each calendar year (but with accrued interest as of March 6, 2023 being capitalized to principal). The Loan bears interest at 22% per annum, simple interest. The Company has five business days after the Lender demands payment to pay the interest due before the Loan is considered in default. The Loan can be prepaid in whole or in part by the Company at any time without penalty. The Company paid $2,628,000 and $2,082,000 for interest related to the Note in the years ended December 31, 2022 and 2021, respectively. Additionally, a payment of $1,492,000 was paid in January 2023 relating to interest accrued on the Note during year ended December 31, 2022.

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

The Credit Agreement includes a down-round provision that lowers the conversion price of the Note if the Company issues shares of common stock at a price per share lower than the conversion price then in effect. At December 31, 2022, the conversion price was $6.30 per share. Additionally, the Company extended the July 2019 Note in January 2023, further lowering the conversion price of the Note to $2.87 as of January 31, 2023.

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

Lease Agreement

On March 24, 2022, we entered into a Lease Agreement (the “CDMO Facility Lease”), with Z3 Investment LLC (“Lessor”) for approximately 35,475 square feet of space in the Sacramento, California area in which we plan to partner with the Lessor to build out into a state-of-the-art current good manufacturing practice (cGMP) compliant facility with 12 cGMP clean room suites (with the Lessor paying to the related build-out costs). The CDMO Facility Lease provides for a lease term beginning on April 1, 2022 and ending on September 30, 2027, with a right of the Company to extend the lease for 2 additional periods of 5 years each.  Lessor is an affiliate of our Chairman and CEO, Dr. Xu, and COO, Ms. Zhu.  Total payments for the year ended December 31, 2022 were $587,000 and $207,000 for a security deposit.

Director Independence

Our Board of Directors has concluded that Dr. Medford, Dr. Thomis, and Ms. Liu are deemed independent under the Nasdaq rules.

ITEM 14.	Principal Accounting Fees and Services

The following table summarizes the fees billed to us by Marcum LLP for the periods indicated below:

Fee Category	Fiscal 2022	Fiscal 2021
Audit Fees(1)	$443,000	$323,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$443,000	$323,000
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
1.1

At the Market Offering Agreement, dated December 13, 2019, by and between ThermoGenesis Holdings, Inc. and H.C. Wainwright & Co., LLC, incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 (Registration No. 333-235509) filed on December 13, 2019.

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

3.1	Amended and Restated Certificate of Incorporation of ThermoGenesis Holdings, Inc. dated as of June 5, 2020, as amended December 21, 2022.
3.2	Amended and Restated Bylaws of ThermoGenesis Holdings, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on March 10, 2023.
4.1	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 28, 2018.
4.2	Form of Common Warrant, incorporated by reference to Exhibit 10.37 of amended Registration Statement on Form S-1 filed with the SEC on May 14, 2018.
4.3

Investors’ Rights Agreement, dated January 1, 2019, among CARTXpress Bio, Inc., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P., incorporated by referenced to Exhibit 10.3 to Form 8-K filed with the SEC on January 4, 2019.

4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.
4.5	Form of Common Warrant (Incorporated by reference to Exhibit 10.40 to Amendment No. 3 to Form S-1 filed with the SEC on October 17, 2022).
10.1	Form of Stock Option Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 3, 2020.
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

10.5

Reorganization and Share Exchange Agreement, dated January 1, 2019, among ThermoGenesis Corp., ThermoGenesis Holdings, Inc., CARTXpress Bio, Inc., Bay City Capital Fund V. L.P. and Bay City Capital Fund V. Co-Investment Fund, L.P., incorporated by referenced to Exhibit 10.1 to Form 8-K filed with the SEC on January 4, 2019.

10.6

Voting Agreement, dated January 1, 2019, among CARTXpress Bio, Inc., ThermoGenesis Corp., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P., incorporated by referenced to Exhibit 10.2 to Form 8-K filed with the SEC on January 4, 2019.

10.7

Right of First Refusal and Co-Sale Agreement, dated January 1, 2019, among CARTXpress Bio, Inc., ThermoGenesis Corp., Bay City Capital Fund V, L.P., and Bay City Capital Fund V Co-Investment Fund, L.P., incorporated by referenced to Exhibit 10.4 to Form 8-K filed with the SEC on January 4, 2019.

10.8

Investors’ Rights Agreement, dated January 1, 2019, between CARTXpress Bio, Inc., Bay City Capital Fund V, L.P. and Bay City Capital Fund V Co-Investment Fund, L.P., incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on January 4, 2019.

10.9	Amended and Restated Certificate of Incorporation of CARTXpress Bio, Inc., incorporated by reference to Exhibit 10.5 to Form 8-K filed with the SEC on January 4, 2019.
10.10

Supply Agreement, dated as of August 30, 2019, between Corning Incorporated and ThermoGenesis Holdings, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 6, 2019.

10.11

Joint Venture Agreement, dated October 21, 2019, between ThermoGenesis Holdings, Inc. and Healthbanks Biotech (USA) Inc., and ImmuneCyte Life Sciences, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 22, 2019.

10.12

Form of Convertible Promissory Note, dated as of July 23, 2019, between ThermoGenesis Holdings, Inc. and Orbrex USA Co., incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on July 29, 2019.

10.13

Amendment No.1, dated August 12, 2019 but effective as of July 23, 2019, to the Convertible Promissory Note, dated July 23, 2019 between ThermoGenesis Holdings, Inc. and Orbrex (USA) Co. Limited, incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on August 13, 2019.

10.14#	ThermoGenesis Holdings, Inc. Amended 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on August 13, 2019.
10.15*

Sixth Amended and Restated Technology License and Escrow Agreement between the Company, ThermoGenesis Corp. and CBR Systems, effective May 15, 2017, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 31, 2017.

10.16#	Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.6.1 to Form 8-K filed with the SEC on May 1, 2014.
10.17	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K/A filed with the SEC on November 17, 2016.
10.18#	Form of Notice of Grant of Stock Options and Option Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 11, 2017.
10.19#	Executive Employment Agreement, dated November 13, 2017, between the Company and Xiaochun Xu, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on November 15, 2017.
10.20#	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on November 15, 2017.
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

10.23

Amendment No. 1 to Second Amended and Restated Convertible Promissory Note, dated March 4, 2022, Second Amended and Restated Convertible Promissory Note, dated April 16, 2018, issued by ThermoGenesis Holdings, Inc. to Boyalife Group, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 8, 2022.

10.24

Amendment No. 2 to Second Amended and Restated Convertible Promissory Note, dated March 6, 2023, between ThermoGenesis Holdings, Inc. and Boyalife Group Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 10, 2023.

10.25

First Amended and Restated Nomination and Voting Agreement, dated April 16, 2018, between Cesca Therapeutics Inc. and Boyalife (Hong Kong) Limited, incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on April 18, 2018.

10.26

Amendment No. 1 to First Amended and Restated Revolving Credit Agreement, dated May 7, 2018, between Cesca Therapeutics Inc. and Boyalife Asset Holding II, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 7, 2018.

10.27

Amendment No. 2 to First Amended and Restated Revolving Credit Agreement, dated March 4, 2022, between ThermoGenesis Holdings, Inc. and Boyalife Group, Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 8, 2022.

10.28

Amendment No. 3 to First Amended and Restated Revolving Credit Agreement, dated March 6, 2023, between ThermoGenesis Holdings, Inc. and Boyalife Group, Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 10, 2023.

10.29#	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on December 19, 2018.
10.30

License and Technology Access Agreement, dated March 24, 2022, between ThermoGenesis Holdings, Inc. and Boyalife Genomics Tianjin Ltd., incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2022.

10.31	Lease Agreement, dated March 24, 2022, between ThermoGenesis Holdings, Inc. and Z3 Investment LLC, incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 28, 2022.
10.32	Fourth Amendment to the Company’s Amended 2016 Equity Incentive Plan, effective June 4, 2020, incorporated by reference to exhibit 10.1 to Form 8-K filed January 14, 2022.
10.33

Amendment No. 2 to Convertible Promissory Note, dated July 25, 2022, between ThermoGenesis Holdings, Inc. and Orbrex (USA) Co. Limited, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 28, 2022.

10.34

Amendment No. 3 to Convertible Promissory Note, dated January 31, 2023, between ThermoGenesis Holdings, Inc. and Orbrex (USA) Co Limited, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 6, 2023.

10.35	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.39 to Amendment No. 3 to Form S-1 filed with the SEC on October 17, 2022).
21.1	Subsidiaries of ThermoGenesis Holdings, Inc., incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 28, 2022.
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Footnotes to Exhibit Index

#	Represents a management contract or compensatory plan, contract or arrangement.
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

ThermoGenesis Holdings, Inc.
Dated: March 30, 2023	By:/s/	Xiaochun “Chris” Xu
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

By:/s/	Chris Xu	Dated: March 30, 2023
Chris Xu, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:/s/	Jeffery Cauble	Dated: March 30, 2023
Jeffery Cauble, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

By: /s/	Vivian Liu	Dated: March 30, 2023
Vivian Liu, Director

By: /s/	Russell Medford	Dated: March 30, 2023
Russell Medford, Director

By: /s/	Joseph Thomis	Dated: March 30, 2023
Joseph Thomis, Director

By: /s/	Haihong Zhu	Dated: March 30, 2023
Haihong Zhu, Director