Form 10-Q
period 2023-03-31
ThermoGenesis Holdings, Inc.
filed 2023-05-15
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900 ThermoGenesis Holdings, Inc. (Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2023
Common stock, $.001 par value	1,904,298

ThermoGenesis Holdings, Inc.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$5,854,000	$4,177,000
Accounts receivable, net of allowance for doubtful accounts of $4,000 ($149,000 at December 31, 2022)	955,000	1,865,000
Inventories	3,426,000	3,334,000
Prepaid expenses and other current assets	734,000	1,508,000
Total current assets	10,969,000	10,884,000

Inventories, non-current	778,000	1,003,000
Equipment and leasehold improvements, net	1,931,000	1,254,000
Right-of-use operating lease assets, net	315,000	372,000
Right-of-use operating lease assets – related party, net	3,443,000	3,550,000
Goodwill	781,000	781,000
Intangible assets, net	1,278,000	1,286,000
Other assets	256,000	256,000
Total assets	$19,751,000	$19,386,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$934,000	$820,000
Accrued payroll and related expenses	445,000	399,000
Deferred revenue – short-term	729,000	782,000
Convertible promissory note – related party	6,499,000	5,777,000
Interest payable – related party	111,000	1,492,000
Convertible promissory note, net	423,000	962,000
Other current liabilities	1,330,000	1,277,000
Total current liabilities	10,471,000	11,509,000

Operating lease obligations – long-term	54,000	131,000
Operating lease obligations – related party – long-term	3,361,000	3,495,000
Deferred revenue – long-term	835,000	911,000
Other noncurrent liabilities	18,000	17,000
Total liabilities	14,739,000	16,063,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized; 1,535,869 issued and outstanding (1,037,138 at December 31, 2022)	2,000	1,000
Additional paid in capital	277,253,000	270,377,000
Accumulated deficit	(271,279,000)	(266,193,000)
Accumulated other comprehensive loss	105,000	111,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity	6,081,000	4,296,000

Noncontrolling interests	(1,069,000)	(973,000)
Total equity	5,012,000	3,323,000
Total liabilities and equity	$19,751,000	$19,386,000

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net revenues	$2,572,000	$2,663,000
Cost of revenues	1,467,000	1,723,000

Gross profit	1,105,000	940,000

Expenses:

Selling, general and administrative	1,844,000	1,693,000
Research and development	306,000	456,000

Total operating expenses	2,150,000	2,149,000

Loss from operations	(1,045,000)	(1,209,000)

Other income (expenses):
Interest expense	(3,903,000)	(823,000)
Loss on retirement of debt	(239,000)	-
Other income (expenses)	5,000	(4,000)
Total other expenses	(4,137,000)	(827,000)

Net loss	(5,182,000)	(2,036,000)

Loss attributable to noncontrolling interests	(96,000)	(126,000)
Net loss attributable to common stockholders	$(5,086,000)	$(1,910,000)

COMPREHENSIVE LOSS
Net loss	$(5,182,000)	$(2,036,000)
Other comprehensive loss:
Foreign currency translation adjustments gain (loss)	(6,000)	14,000
Comprehensive loss	(5,188,000)	(2,022,000)
Comprehensive loss attributable to noncontrolling interests	(96,000)	(126,000)
Comprehensive loss attributable to common stockholders	$(5,092,000)	$(1,896,000)

Per share data:

Basic and diluted net loss per common share	$(4.07)	$(6.63)
Weighted average common shares outstanding basicand diluted	1,249,576	288,003

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non-Controlling Interests	Total Equity
Balance at January 1, 2023	1,037,138	$1,000	$270,377,000	$(266,193,000)	$111,000	$(973,000)	$3,323,000

Stock-based compensation expense	-	-	10,000	-	-	-	10,000
Related party convertible note price reset	-	-	3,160,000	-	-	-	3,160,000
Convertible note price reset	-	-	43,000	-	-	-	43,000
Conversion of note payable to common stock	215,000	1,000	602,000	-	-	-	603,000
Sale of common stock and warrants, net	125,000	-	2,640,000	-	-	-	2,640,000
Exercise of warrants	158,731	-	421,000	-	-	-	421,000
Foreign currency translation gain	-	-	-	-	(6,000)	-	(6,000)
Net loss	-	-	-	(5,086,000)	-	(96,000)	(5,182,000)
Balance at March 31, 2023	1,535,869	$2,000	$277,253,000	$(271,279,000)	$105,000	$(1,069,000)	$5,012,000

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non-Controlling Interests	Total Equity
Balance at January 1, 2022	279,629	$-	$268,459,000	$(264,662,000)	$31,000	$(431,000)	$3,397,000

Adoption of ASU 2020-06	-	-	(10,681,000)	9,739,000	-	-	(942,000)
Stock-based compensation expense	-	-	42,000	-	-	-	42,000
Issuance of common stock via at- the-market offering, net	20,407	-	594,000	-	-	-	594,000
Related party convertible note price reset			213,000				213,000
Foreign currency translation gain	-	-	-	-	14,000	-	14,000
Net loss	-	-	-	(1,910,000)	-	(126,000)	(2,036,000)
Balance at March 31, 2022	300,036	$-	$258,627,000	$(256,833,000)	$45,000	$(557,000)	$1,282,000

* Accumulated other comprehensive loss.

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,182,000)	$(2,036,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267,000	150,000
Stock-based compensation expense	10,000	42,000
Amortization of debt discount/premium, net	3,472,000	213,000
Loss on extinguishment of debt	239,000	-
Reserve for excess and slow-moving inventories	70,000	374,000
Net change in operating assets and liabilities:
Accounts receivable	271,000	(1,442,000)
Inventories	58,000	(383,000)
Prepaid expenses and other assets	778,000	103,000
Accounts payable	748,000	599,000
Interest payable - related party	(1,103,000)	(2,078,000)
Accrued payroll and related expenses	45,000	107,000
Deferred revenue – short term	(53,000)	441,000
Other current liabilities	53,000	(112,000)
Long-term deferred revenue and other noncurrent liabilities	(288,000)	(137,000)

Net cash used in operating activities	(615,000)	(4,159,000)

Cash flows from investing activities:
Capital expenditures	(771,000)	(65,000)

Net cash used in investing activities	(771,000)	(65,000)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	2,640,000	594,000
Proceeds from exercise of warrants	421,000	-

Net cash provided by financing activities	3,061,000	594,000

Effects of foreign currency rate changes on cash and cash equivalents	-	2,000
Net increase (decrease) in cash, cash equivalents and restricted cash	1,675,000	(3,628,000)

Cash, cash equivalents and restricted cash at beginning of period	4,177,000	7,280,000
Cash, cash equivalents and restricted cash at end of period	$5,852,000	$3,652,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$140,000	$60,000
Cash paid for related party interest	$1,492,000	$2,628,000
Fair value of amended convertible note issued in connection with the extinguishment of original convertible note	$1,239,000	-
Convertible note price reset	$43,000	-
Related party convertible note price reset	$3,160,000	$213,000
Promissory note converted to common stock	$603,000	-

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

CDMO Business

The Company is expanding its business to include contract development and manufacturing services for cell and cell-based gene therapies. The Company is in the process of building out the capabilities to become a world-class Contract Development and Manufacturing Organization (“CDMO”) for cell and cell-based gene therapies. The Company is rolling out a new facility in the Sacramento metro area, containing a total of 12, class-7, ReadyStart cGMP Suites available for lease by early-stage life science and cell gene therapy companies. The ReadyStart Suites are located in a 35,500+ square foot cGMP facility that will meet the highest scientific, quality, and regulatory requirements. We expect the CDMO facility to be completed in 2023.

Reverse Stock Split

On December 22, 2022, we effected a one (1) for forty-five (45) reverse stock split of our issued and outstanding common stock. All historical share amounts disclosed in this quarterly report on Form 10-Q have been retroactively restated to reflect the reverse split and subsequent share exchange. No fractional shares were issued as a result of the reverse stock split, as fractional shares of common stock were rounded up to the nearest whole share.

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

3.	Summary of Significant Accounting Polices

There have been no material changes in the Company’s significant accounting policies to those disclosed in the 2022 Annual Report.

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

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ThermoGenesis Holdings’ Annual Report on Form 10-K for the year ended December 31, 2022.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”). The ASU introduced a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The Company adopted the standard effective January 1, 2023. Based on the composition of the Company’s trade receivables and unbilled revenue, and expected future losses, the adoption of ASU 2016-13 did not have a material impact on its condensed consolidated financial statements.

4.	Related Party Transactions

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Group (USA), Inc. (the “Lender”), which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement, as amended, grants the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to the maturity date. On March 6, 2023, the Company entered into an Amendment No. 2 (the “Amendment to the Note”) to its Second Amended and Restated Convertible Promissory Note with Boyalife Group Inc. (the “Note”), and an Amendment No. 3 to its First Amended and Restated Revolving Credit Agreement with Boyalife Group Inc. The Amendment to the Note amended and extended the maturity date of the Note from March 6, 2023 to December 31, 2023 (the “Maturity Date”), and added to the principal balance of the Note all accrued and unpaid interest at the time of the extension, resulting in an outstanding principal balance of $7,278,000.

The Company performed a debt extinguishment vs. modification analysis on the Amendment to the Note and determined that the amendment would be considered an extinguishment, due to an increase of more than 10% to the value of the embedded conversion option. However, no gain or loss was recorded in the condensed consolidated statements of operations and comprehensive loss for the quarter ended March 31, 2023 as it was determined that the fair value of the Amendment to the Note and accrued interest was $7,278,000 both before and after the extension.

The Credit Agreement and the Note, as amended provide that the principal and all accrued and unpaid interest under the Loan will be due and payable on the Maturity Date, with payments of interest-only due on the last day of each calendar year. The Loan bears interest at 22% per annum, simple interest. The Company has five business days after the Lender demands payment to pay the interest due before the Loan is considered in default. The Loan can be prepaid in whole or in part by the Company at any time without penalty.

The following summarizes the Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Debt Discount	Carrying Value
March 31, 2023	12/31/23	22%	$2.65	$7,278,000	$(779,000)	$6,499,000
December 31, 2022	12/31/23	22%	$6.30	$7,000,000	$(1,223,000)	$5,777,000

The Note includes a down-round anti-dilution provision that lowers its conversion price if the Company sells shares of common stock or issues convertible debt at a lower price per share. In 2023, the down-round provision was triggered two times, as noted below:

In January 2023, when the conversion price of the Note was at $6.30 per share, the Company amended a previously outstanding convertible note, resulting in a triggering event lowering the conversion price of the Note to $2.87. The Company determined that it created an incremental value of $2,350,000 which was treated as a discount to the carrying amount of the Note and amortized over its remaining term.

In March 2023, the Company sold shares of common stock and warrants at $2.65 per share, resulting in a down round triggering event lowering the conversion price of the Note to that value. The triggering event created an incremental value of $810,000 which was treated as a discount to the carrying amount of the Note and will be amortized over its remaining term.

A Black-Scholes pricing model was utilized to determine the change in the before and after incremental value of the conversion option at each triggering event, with the following inputs:

	January 2023	March 2023
Conversion price before	$6.30	$2.87
Conversion price after	$2.87	$2.65
Term (years)	0.09	0.78
Volatility	167%	168.9%
Dividend rate	0%	0%
Risk free rate	4.46%	4.20%

The Company amortized $3,604,000 and $213,000 of debt discount related to triggering events to interest expense for the three months ended March 31, 2023 and 2022, respectively. In addition to the amortization, the Company also recorded interest expense of $389,000 and $550,000 for the three months ended March 31, 2023 and 2022 respectively. The interest payable balance as of March 31, 2023 and December 31, 2022 was $111,000 and $1,492,000, respectively.

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

Under the terms of the agreement, the Company transferred its remaining 8.64% interest in ImmuneCyte to Boyalife Genomics and agreed to pay a running royalty of 7.5% of its annual net sales of products and services that are covered by one or more of Boyalife Genomics’ granted U.S. patents and a royalty of 5.0% of other products and services covered by other licensed intellectual property. In the three months ended March 31, 2023, no sales were recorded under the license agreement and no royalty payments were made to Boyalife Genomics.

5.	Related Party Lease

Z3 Investment

On March 24, 2022, the Company entered into a five year Lease Agreement with Z3 Investment LLC, an affiliate owned by the Company’s CEO and Chairman of the Board and it’s COO who is also a Board Member, beginning April 1, 2022, for approximately 35,000 square feet of laboratory and office space in Rancho Cordova, California. Under the terms of the agreement, monthly rent is $104,000 per month (with a 4% annual increase) thereafter. Additionally, the Company will pay all operating expenses as they become due estimated to be approximately $5,000 per month and will be expensed in the period incurred. The Company has the option to renew the lease for two 5-year periods. Additionally, the Company has the ability to opt out of the lease after one year if the CDMO facility is unable to be constructed as planned.

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

The following summarizes the Company’s operating lease:

	March 31, 2023	December 31, 2022
Right-of-use operating lease assets – related party, net	$3,443,000	$3,550,000
Current lease liability (included in other current liabilities)	470,000	433,000
Non-current lease liability – related party	3,361,000	3,495,000

Weighted average remaining lease term	4.5	4.8
Discount rate	22%	22%

Maturities of lease liabilities by year for our operating lease are as follows:

2023 (Remaining)	$945,000
2024	1,307,000
2025	1,359,000
2026	1,428,000
Thereafter	1,133,000
Total lease payments	$6,172,000
Less: imputed interest	(2,341,000)
Present value of operating lease liabilities	$3,831,000

Statement of Cash Flows

Cash paid for amounts included in the measurement of operating lease liabilities was $321,000 for the three months ended March 31, 2023.

6.	Convertible Promissory Note

July 2019 Note

On July 23, 2019, the Company entered into a private placement with Orbrex (USA) Co. Limited (“Orbrex”), pursuant to which the Company issued and sold to Orbrex an unsecured convertible promissory note in the original principal amount of $1,000,000 (the “July 2019 Note”). The July 2019 Note bears interest at a rate of twenty-four percent (24%) per annum and is payable quarterly in arrears. On January 31, 2023, the Company entered into Amendment No. 3 to the July 2019 Note. The amendment extended the maturity date from January 31, 2023 to July 31, 2023 and changed the fixed conversion price to $2.87 per share.

The Company performed a debt extinguishment vs. modification analysis on the amendment to the July 2019 Note and determined that the extension would be considered an extinguishment, due to an increase of more than 10% to the value of the embedded conversion option. The Company determined that the fair value of the July 2019 Note after the amendment was $1,239,000 representing a $239,000 increase in its fair value. The increase will be recorded as a premium to the July 2019 Note and amortized over the remaining term.

During the three months ended March 31, 2023, the holder of the July 2019 Note converted $603,000 of the Note for 215,000 shares. The current outstanding balance of the Note is $397,000.

The following summarizes the July 2019 Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Debt Discount	Debt Premium	Carrying Value
March 31, 2023	7/31/2023	24%	$2.65	$397,000	$(40,000)	$66,000	$423,000
December 31, 2022	7/31/2023	24%	$6.30	$1,000,000	$(38,000)	$-	$962,000

The Note includes a down-round anti-dilution provision that lowers its conversion price if the Company sells shares of common stock or issues convertible debt at a lower price per share. In 2023, the anti-dilution provision was triggered, as noted below:

In March 2023, the Company sold shares of common stock at $2.65 per share, resulting in a down round triggering event lowering the conversion price of the Note to that value. The triggering event created an incremental value of $43,000 which was treated as a discount to the carrying amount of the July 2019 Note and will be amortized over its remaining term.

A Black-Scholes pricing model was utilized to determine the change in the before and after incremental value of the conversion option at each triggering event, with the following inputs:

March 2023
Conversion price before	$2.87
Conversion price after	$2.65
Term (years)	0.36
Volatility	182%
Dividend rate	0%
Risk free rate	4.20%

The Company recorded amortization expense related to triggering events for the July 2019 Note of $41,000 for the three months ended March 31, 2023. Additionally, amortization expense related to the debt premium for the July 2019 Note was $174,000 for the three months ended March 31, 2023. Interest expense related to the July 2019 Note was $42,000 and $60,000 for the three months ended March 31, 2023 and 2022, respectively.

7.	Stockholders’ Equity

Common Stock

On March 15, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Offering”) (i) 125,000 shares of its common stock, $0.001 par value (the “Common Shares”), (ii) 946,429 pre-funded warrants to purchase Common Shares at a purchase price of $2.80, and (iii) warrants to purchase up to an aggregate 1,071,429 Common Shares were issued (the “Underlying Shares”). The warrants have an exercise price of $2.65 per share and are exercisable immediately upon issuance and expire five and one-half years following the issuance for a total net proceeds of approximately $2.6 million, excluding legal and transaction fees of $360,000. The Offering closed on March 20, 2023.

In connection with the Offering, the Company entered into a Warrant Amendment Agreement (the "Warrant Amendment Agreement”), dated March 15, 2023, with the Investor, whereby the Company agreed to amend existing warrants, held by the Investor, to purchase up to an aggregate of 158,731 shares of common stock under the Warrant Amendment Agreement that were previously issued in October 2022. These warrants had an exercise price of $6.30 per share and pursuant to the Warrant Amendment Agreement, have been amended to reduce the exercise price to $2.65 per share effective upon the closing of the Offering. During the quarter ended March 31, 2023, 158,731 common warrants were exercised. The Company received approximately $421,000 from the exercises of the warrants.

The warrant repricing resulted in an immediate and incremental increase of approximately $50,000 in the estimated fair value of the common warrants issued in the Company’s October 2022 public offering. The common warrants were valued on the date of the warrant repricing using the Black-Scholes option pricing model based on the following assumptions:

March 2023
Conversion price before	$6.30
Conversion price after	$2.65
Term (years)	4.9
Volatility	123%
Dividend rate	0%
Risk free rate	4.20%

On February 3, 2022, the Company entered into Amendment No. 2 to the At the Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC to further increase the maximum aggregate offering price of shares of Common Stock that may be offered and sold from time to time under the Offering Agreement from $15,280,000 to $19,555,000, which enables the Company to sell an additional $4,275,000 of shares after taking into account prior sales under the Offering Agreement (the “Additional Shares”). In March 2022, the total offering price was updated to $18,573,000 based on the shares that were currently available on Company’s existing Form S-3. The terms and conditions of the Offering Agreement otherwise remain unchanged. For the quarter ended March 31, 2022, the Company sold a total of 20,407 shares of common stock under the Offering Agreement for aggregate gross proceeds of $681,000 at an average selling price of $33.30 per share, resulting in net proceeds of approximately $594,000 after deducting commissions and other transaction costs of approximately $87,000.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding plus the pre-funded warrants. For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration and have no vesting or other contingencies associated with them. There were 946,429 pre-funded warrants included in the quarter ended March 31, 2023 calculation. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents noted below is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at March 31:

	2023	2022
Common stock equivalents of convertible promissory notes and accrued interest	2,946,525	157,139
Warrants – other	1,253,387	14,518
Stock options	6,400	8,147
Total	4,206,312	179,804

Warrants

A summary of warrant activity for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contract Term
Balance at December 31, 2022	340,689	$19.40	1.90
Warrants granted	1,071,429
Pre-funded warrants granted	946,429
Warrants exercised	(158,731)
Exercisable and Outstanding at March 31, 2023	2,199,816	$3.84	2.56

8.	Revenue

The following table presents net sales by geographic areas for the three months ended March 31:

	2023	2022
United States	$1,372,000	$1,958,000
Singapore	404,000	-
Other	796,000	705,000
Total	$2,572,000	$2,663,000

The following tables summarize the revenues by product line and type:

	Three Months Ended March 31, 2023
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,484,000	$55,000	$-	$1,539,000
BioArchive	298,000	359,000	-	657,000
CAR-TXpress	35,000	40,000	71,000	146,000
Manual Disposables	207,000	-	-	207,000
Other	17,000	-	6,000	23,000
Total	$2,041,000	$454,000	$77,000	$2,572,000

	Three Months Ended March 31, 2022
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,711,000	$55,000	$-	$1,766,000
BioArchive	155,000	298,000	-	453,000
CAR-TXpress	199,000	43,000	71,000	313,000
Manual Disposables	105,000	-	-	105,000
Other	17,000	-	9,000	26,000
Total	$2,187,000	$396,000	$80,000	$2,663,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet). Revenues that were included in the beginning balance of deferred revenue at March 31, 2023 and December 31, 2022 were $362,000 and $719,000, respectively. Short-term deferred revenues were $729,000 and $782,000 at March 31, 2023 and December 31, 2022, respectively. Long-term deferred revenues were $835,000 and $911,000 at March 31, 2023 and December 31, 2022, respectively.

Backlog of Remaining Customer Performance Obligations

The following table represents revenue expected to be recognized in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder of 2023	2024	2025	2026	2027 and beyond	Total
Service revenue	$961,000	$659,000	$244,000	$-	$-	$1,864,000
Device revenue (1)	712,000	41,000	-	-	-	753,000
Exclusivity fee	214,000	286,000	286,000	190,000	-	976,000
Other	10,000	13,000	13,000	13,000	104,000	153,000
Total	$1,897,000	$999,000	$543,000	$203,000	$104,000	$3,746,000

(1)	Represents the minimum purchase requirements under the distribution agreement the Company signed with its AXP distributor in China.

9.	Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable as follows:

Accounts Receivable	March 31, 2023	December 31, 2022
Customer 1	20%	15%
Customer 2	16%	-
Customer 3	1%	27%
Customer 4	-	29%

	Three Months Ended March 31,
Revenues	2023	2022
Customer 1	33%	48%
Customer 2	16%	-

10.	Subsequent Events

Subsequent to March 31, 2023, the Investor of the March 2023 private placement exercised an aggregate of 368,429 pre-funded warrants leaving a balance of 578,000 pre-funded outstanding and available for exercise.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward‑Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and in the future could affect, actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet U.S. Food and Drug Administration (“FDA”) regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, uncertainty associated with the COVID-19 pandemic, risks associated with expanding into the Company’s planned CDMO business, and other risk factors listed from time to time in our reports with the Securities and Exchange Commission (“SEC”), including, in particular, those set forth in the Company’s Form 10-K for the year ended December 31, 2022.

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

Our business involves the manufacturing and related service of cell based medical devices, including the AutoXpress® and BioArchive® platforms for automated clinical bio-banking, PXP® platform for point-of-care cell-based therapies and CAR-TXpress platform for large scale cell manufacturing services. The Company and its subsidiaries currently manufacture and market the following products:

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

●

PXP-LAVARE System – an automated, fully closed system that is designed to wash, re-suspend and volume reduce cell suspensions. It allows for volume manipulation, supernatnt or media exchange, and cell washing to occur without comprising cell viabilities and maximizing recoveries, registered as a U.S. FDA 510(k) medical device.

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

●

CAR-TXpress Platform for Clinical Manufacturing – a modular designed, functionally closed manufacturing platform that addresses the critical unmet need for large scale cellular processing and chemistry, manufacturing and controls (“CMC”) needs for manufacturing cellular therapies, including chimeric antigen receptor (“CAR”) T cell therapies. The CAR-TXpress Platform is owned and developed through a subsidiary CAR-TXpress Bio, Inc. (“CARTXpress Bio”) in which the Company owns 80% of the equity interest.

Expansion of Business – Contract Development and Manufacturing Services for Cell and Cell-Based Gene Therapies

The Company expanded its business to include contract development and manufacturing services for cell and cell-based gene therapies. The Company is in the process of building out the capabilities to become a world-class Contract Development and Manufacturing Organization (“CDMO”) for cell and cell-based gene therapies. The Company is rolling out a new facility in the Sacramento metro area, containing a total of 12, class-7, ReadyStart cGMP Suites available for lease by early-stage life science and cell gene therapy companies. The ReadyStart Suites are located in a 35,500+ square foot cGMP facility that will meet the highest scientific, quality, and regulatory requirements. We intend to leverage our existing technology and combine it with the in-licensed technologies to develop a proprietary manufacturing platform for cell manufacturing activities.

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

We expect the CDMO facility to be completed in 2023. The successful development and launch of TG Biosynthesis will require us to raise additional capital, acquire various equipment for the planned operations, hire certain personnel needed to launch the operation, and timely complete the build-out of our leased Sacramento facility. There is no assurance that we will be able to successfully obtain such additional capital resources, as such capital may not be available on reasonable terms, or available at all. We will need to hire, train, and retain additional employees who have experience in the cell manufacturing field in order for our CDMO business to be successful.

Results of Operations

Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

Net Revenues

Net revenues decreased by $91,000 or 3%, from $2,663,000 to $2,572,000 for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease in revenue was driven by lower AXP disposable sales to the Company’s international distributors and CAR-TXpress sales, which were offset by increased BioArchive service revenue and manual disposable sales for the quarter ended March 31, 2023.

The following table summarizes revenue by product line:

	March 31, 2023	March 31, 2022
AXP	$1,539,000	$1,766,000
BioArchive	657,000	453,000
CAR-TXpress	146,000	313,000
Manual Disposables	207,000	105,000
Other	23,000	26,000
Total	$2,572,000	$2,663,000

Gross Profit

The Company’s gross profit increased by $165,000 to $1,105,000 or 43% of net revenues for the three months ended March 31, 2023, compared to $940,000 or 35% for three months ended March 31, 2022. The primary driver of the increase was lower inventory reserves in the quarter ended March 31, 2023 as compared to the same period last year. In the first quarter of last year, the Company incurred approximately $300,000 in additional inventory reserve expenses driven by reserves for obsolete BioArchive parts, with no additional material inventory reserves in the first quarter of 2023.

Selling, General and Administrative

Sales, general and administrative expenses for the three months ended March 31, 2023 were $1,844,000 compared to $1,693,000 for the three months ended March 31, 2022, an increase of $151,000 or 9%. The increase was driven by rent and operating expenses for the Company’s CDMO facility of approximately $350,000 and offset by lower employee benefit expenses of approximately $150,000.

Research and Development Expenses

Research and development expenses were $306,000 for the three months ended March 31, 2023 as compared to $456,000 for the three months ended March 31, 2022, a decrease of $150,000 or 33%. The decrease was driven by lower personnel and project expenses.

Interest Expense

Interest expense for the three months ended March 31, 2023 was $3,903,000 compared to $823,000, for the three months ended March 31, 2022, an increase of $3,080,000. The increase was driven by approximately $3,400,000 in additional amortization expenses related to down round triggering events that occurred in the three months ended March 31, 2023 for Company’s convertible notes payable, which were offset by approximately $200,000 less in interest expense for the Boyalife Note.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $5,854,000 and $4,177,000 and working capital of $498,000 and $(625,000) at March 31, 2023 and December 31, 2022, respectively. We have primarily financed cash shortfalls from operations through private and public placement of equity and debt securities.

On March 15, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Offering”) (i) 125,000 shares of its common stock, $0.001 par value (the “Common Shares”), (ii) 946,429 pre-funded warrants to purchase Common Shares at a purchase price of $2.80, and (iii) warrants to purchase up to an aggregate 1,071,429 Common Shares were issued. The warrants have an exercise price of $2.65 per share and are exercisable immediately upon issuance and expire five and one-half years following the issuance for a total net proceeds of approximately $2.6 million, excluding legal and transaction fees. The Offering closed on March 20, 2023.

The Company has incurred historical losses from operations and expects to continue to incur operating losses in the near future. We anticipate opening our new CDMO facility in 2023 and increasing cash from operations. The Company will likely need to raise additional capital to grow its business, fund operating expenses and make interest payments. The Company’s ability to fund its liquidity needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through debt borrowings, sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all. These factors and other indicators raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of this report.

We manage the concentration of credit risk with our customers and distributors through a variety of methods including pre-shipment deposits, credit reference checks and credit limits. Although management believes that our customers and distributors are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material effect on their ability to pay timely and therefore on our net revenues, cash flows and financial condition.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

ThermoGenesis Holdings is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide information under this item.

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) or 15d-15(e)) as of March 31, 2023. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have both concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

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

ITEM 1A.         Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in, “Item IA. Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2022, except as follows:

Sales of substantial amounts of our Common Stock by the selling stockholders named in the Registration Statements on Form S-3 filed by us in April 2023, or the perception that these sales could occur, could adversely affect the price of our Common Stock.

In April 2023, we filed two resale registration statements on Form S-3 for the selling stockholders named therein, and such registration statements were declared effective in April and May 2023, respectively. The sale by the selling stockholders of a significant number of shares of Common Stock could have a material adverse effect on the market price of our Common Stock. In addition, the perception in the public markets that the selling stockholders may sell all or a portion of their shares as a result of the registration of such shares for resale pursuant to this prospectus could also in and of itself have a material adverse effect on the market price of our Common Stock. We cannot predict the effect, if any, that market sales of those shares of Common Stock or the availability of those shares of Common Stock for sale will have on the market price of our Common Stock.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed in Form 8-K filed with the SEC on March 21, 2023.

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

3.1

Amended and Restated Certificate of Incorporation of ThermoGenesis Holdings, Inc. dated as of June 5, 2020, as amended December 21, 2022., incorporated by reference to Exhibit 3.1 to Form 10-K filed March 30, 2023.

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

4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.
4.5	Form of Common Warrant (Incorporated by reference to Exhibit 10.40 to Amendment No. 3 to Form S-1 filed with the SEC on October 17, 2022).
4.6	Form of Common Warrant, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 21, 2023.
4.7	Form of Pre-Funded Warrant, incorporated by reference to 4.2 to Form 8-K filed with the SEC on March 21, 2023.
4.8	Form of Warrant Amendment Agreement, incorporated by reference to 4.3 to Form 8K filed with the SEC on March 21, 2023.
10.1

Amendment No. 3 to Convertible Promissory Note, dated January 31, 2023, between ThermoGenesis Holdings, Inc. and Orbrex (USA) Co Limited, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 6, 2023.

10.2

Amendment No. 3 to First Amended and Restated Revolving Credit Agreement, dated March 6, 2023, between ThermoGenesis Holdings, Inc. and Boyalife Group, Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 10, 2023.

10.3

Amendment No. 2 to Second Amended and Restated Convertible Promissory Note, dated March 6, 2023, between ThermoGenesis Holdings, Inc. and Boyalife Group Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 10, 2023.

10.4	Form of Securities Purchase Agreement, incorporated by reference to 10.1 to Form 8-K filed with the SEC on March 21, 2023.
10.5	Form of Registration Rights Agreement, incorporated by reference to 10.2 to Form 8-K filed with the SEC on March 21, 2023.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ThermoGenesis Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Holdings, Inc. (Registrant)

Dated: May 15, 2023	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2023	/s/ Jeffery Cauble
Jeffery Cauble Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)