Form 10-Q
period 2023-06-30
ThermoGenesis Holdings, Inc.
filed 2023-08-10
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900

ThermoGenesis Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2023
Common stock, $.001 par value	2,482,298

ThermoGenesis Holdings, Inc.

INDEX

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,450,000	$4,177,000
Accounts receivable, net of allowance for credit losses of $3,000 ($149,000 at December 31, 2022)	774,000	1,865,000
Inventories	2,656,000	3,334,000
Prepaid expenses and other current assets	572,000	1,508,000
Total current assets	8,452,000	10,884,000

Inventories, non-current	830,000	1,003,000
Equipment and leasehold improvements, net	2,434,000	1,254,000
Right-of-use operating lease assets, net	254,000	372,000
Right-of-use operating lease assets – related party, net	3,331,000	3,550,000
Goodwill	781,000	781,000
Intangible assets, net	1,270,000	1,286,000
Other assets	256,000	256,000
Total assets	$17,608,000	$19,386,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$508,000	$820,000
Accrued payroll and related expenses	374,000	399,000
Deferred revenue – short-term	986,000	782,000
Convertible promissory note – related party	6,757,000	5,777,000
Interest payable – related party	516,000	1,492,000
Convertible promissory note, net	404,000	962,000
Other current liabilities	1,441,000	1,277,000
Total current liabilities	10,986,000	11,509,000

Operating lease obligations – long-term	-	131,000
Operating lease obligations – related party – long-term	3,220,000	3,495,000
Deferred revenue – long-term	758,000	911,000
Other noncurrent liabilities	17,000	17,000
Total liabilities	14,981,000	16,063,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized; 2,482,298 issued and outstanding (1,037,138 at December 31, 2022)	2,000	1,000
Additional paid in capital	277,266,000	270,377,000
Accumulated deficit	(273,539,000)	(266,193,000)
Accumulated other comprehensive loss	105,000	111,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity	3,834,000	4,296,000

Noncontrolling interests	(1,207,000)	(973,000)
Total equity	2,627,000	3,323,000
Total liabilities and equity	$17,608,000	$19,386,000

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net revenues	$2,273,000	$3,029,000	$4,845,000	$5,692,000
Cost of revenues	1,804,000	2,090,000	3,271,000	3,813,000

Gross profit	469,000	939,000	1,574,000	1,879,000

Expenses:
Selling, general and administrative	1,816,000	1,989,000	3,660,000	3,682,000
Research and development	383,000	392,000	689,000	847,000

Total operating expenses	2,199,000	2,381,000	4,349,000	4,529,000

Loss from operations	(1,730,000)	(1,442,000)	(2,775,000)	(2,650,000)

Other income (expenses):
Interest expense	(668,000)	(1,359,000)	(4,571,000)	(2,182,000)
Loss on retirement of debt	-	-	(239,000)	-
Other income (expenses)	-	-	5,000	(4,000)
Total other expense	(668,000)	(1,359,000)	(4,805,000)	(2,186,000)

Net loss	(2,398,000)	(2,801,000)	(7,580,000)	(4,836,000)

Loss attributable to noncontrolling interests	(138,000)	(113,000)	(234,000)	(239,000)
Net loss attributable to common stockholders	$(2,260,000)	$(2,688,000)	$(7,346,000)	$(4,597,000)

COMPREHENSIVE LOSS
Net loss	$(2,398,000)	$(2,801,000)	$(7,580,000)	$(4,836,000)
Other comprehensive loss:
Foreign currency translation adjustments gain (loss)	-	31,000	(6,000)	45,000
Comprehensive loss	(2,398,000)	(2,770,000)	(7,586,000)	(4,791,000)
Comprehensive loss attributable to noncontrolling interests	(138,000)	(113,000)	(234,000)	(239,000)
Comprehensive loss attributable to common stockholders	$(2,260,000)	$(2,657,000)	$(7,352,000)	$(4,552,000)

Per share data:

Basic and diluted net loss per common share	$(0.91)	$(8.98)	$(3.93)	$(16.06)

Weighted average common shares outstanding – basic and diluted	2,482,298	299,181	1,869,343	286,202

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non-Controlling Interests	Total Equity
Balance at January 1, 2023	1,037,138	$1,000	$270,377,000	$(266,193,000)	$111,000	$(973,000)	$3,323,000

Stock-based compensation expense	-	-	10,000	-	-	-	10,000
Related party convertible note price reset	-	-	3,160,000	-	-	-	3,160,000
Convertible note price reset	-	-	43,000	-	-	-	43,000
Conversion of note payable to common stock	215,000	1,000	602,000	-	-	-	603,000
Sale of common stock and warrants, net	125,000	-	2,640,000	-	-	-	2,640,000
Exercise of warrants	158,731	-	421,000	-	-	-	421,000
Foreign currency translation gain	-	-	-	-	(6,000)	-	(6,000)
Net loss	-	-	-	(5,086,000)	--	(96,000)	(5,182,000)
Balance at March 31, 2023	1,535,869	$2,000	$277,253,000	$(271,279,000)	$105,000	$(1,069,000)	$5,012,000

Stock-based compensation expense	-	-	13,000	-	-	-	13,000
Exercise of pre-funded warrants	946,429	-	-	-	-	-	-
Net loss	-	-	-	(2,260,000)	-	(138,000)	(2,398,000)
Balance at June 30, 2023	2,482,298	$2,000	277,266,000	$(273,539,000)	$105,000	$(1,207,000)	$2,627,000

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non-Controlling Interests	Total Equity
Balance at January 1, 2022	279,629	$-	$268,459,000	$(264,662,000)	$31,000	$(431,000)	$3,397,000

Adoption of ASU 2020-06	-	-	(10,681,000)	9,739,000	-	-	(942,000)
Stock-based compensation expense	-	-	42,000	-	-	-	42,000
Issuance of common stock via at-the-market offering, net	20,407	-	594,000	-	-	-	594,000
Related party convertible note price reset			213,000				213,000
Foreign currency translation gain	-	-	-	-	14,000	-	14,000
Net loss	-	-	-	(1,910,000)	-	(126,000)	(2,036,000)
Balance at March 31, 2022	300,036	$-	$258,627,000	$(256,833,000)	$45,000	$(557,000)	$1,282,000

Stock-based compensation expense	-	-	72,000	-	-	-	72,000
Issuance of common stock via at-the-market offering, net	97,726	-	1,450,000	-	-	-	1,450,000
Related party convertible note price reset	-	-	2,475,000	-	-	-	2,475,000
Conversion of related party note payable to common stock	234,495	1,000	2,999,000	-	-	-	3,000,000
Foreign currency translation gain	-	-	-	-	31,000	-	31,000
Net loss	-	-	-	(2,688,000)	-	(113,000)	(2,801,000)
Balance at June 30, 2022	632,257	$1,000	$265,623,000	$(259,521,000)	$76,000	$(670,000)	$5,509,000

* Accumulated other comprehensive loss.

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,580,000)	$(4,836,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	535,000	410,000
Stock-based compensation expense	23,000	114,000
Amortization of debt discount/premium, net	3,711,000	955,000
Loss on extinguishment of debt	239,000	-
Reserve for excess and slow-moving inventories	287,000	555,000
Net change in operating assets and liabilities:
Accounts receivable	1,092,000	(1,576,000)
Inventories	564,000	37,000
Prepaid expenses and other assets	936,000	689,000
Accounts payable	(318,000)	1,000
Interest payable - related party	(698,000)	(1,522,000)
Accrued payroll and related expenses	(26,000)	28,000
Deferred revenue – short term	204,000	310,000
Other current liabilities	164,000	119,000
Long-term deferred revenue and other noncurrent liabilities	(560,000)	(385,000)

Net cash used in operating activities	(1,427,000)	(5,101,000)

Cash flows from investing activities:
Capital expenditures	(1,361,000)	(219,000)

Net cash used in investing activities	(1,361,000)	(219,000)

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net	2,640,000	2,044,000
Proceeds from the exercise of warrants	421,000	-

Net cash provided by financing activities	3,061,000	2,044,000

Effects of foreign currency rate changes on cash and cash equivalents	-	(3,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	273,000	(3,279,000)

Cash, cash equivalents and restricted cash at beginning of period	4,177,000	7,280,000
Cash, cash equivalents and restricted cash at end of period	$4,450,000	$4,001,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$140,000	$120,000
Cash paid for related party interest	$1,492,000	$2,628,000
Fair value of amended convertible note issued in connection with the extinguishment of original convertible note	$1,239,000	-
Right-to-use asset acquired under operating lease, related party	-	$3,863,000
Convertible note price reset	$43,000	--
Related party convertible note price reset	$3,160,000	$2,688,000
Related party promissory note converted to common stock	-	$3,000,000
Promissory note converted to common stock	$603,000	-

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.         Description of Business

Overview

ThermoGenesis Holdings, Inc. (“ThermoGenesis Holdings,” the “Company,” “we,” “our,” “us”) develops and commercializes a range of automated technologies for cell-banking, cell-processing, and cell-based therapeutics. Since the 1990’s, ThermoGenesis Holdings has been a pioneer in, and a leading provider of automated systems that isolate, purify and cryogenically store units of hematopoietic stem and progenitor cells for the cord blood banking industry. The Company was founded in 1986 and is incorporated in the State of Delaware and headquartered in Rancho Cordova, CA. Our common stock is traded on the Nasdaq Capital Market under the ticker symbol “THMO”.

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

3.         Summary of Significant Accounting Polices

There have been no material changes in the Company’s significant accounting policies to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (“SEC”) rules and regulations and accounting principles applicable for interim periods. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the periods presented have been included. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ThermoGenesis Holdings’ Annual Report on Form 10-K for the year ended December 31, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of ThermoGenesis Holdings and its wholly-owned subsidiaries, ThermoGenesis Corp. and TotipotentRX Cell Therapy, Pvt. Ltd and ThermoGenesis Corp’s majority-owned subsidiary, CARTXpress Bio, Inc (“CARTXpress Bio”). All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

4.         Related Party Transactions

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Group (USA), Inc. (the “Lender”), which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement, as amended, grants the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to the maturity date. On March 6, 2023, the Company entered into an Amendment No. 2 (the “Amendment to the Note”) to its Second Amended and Restated Convertible Promissory Note with Boyalife Group Inc. (the “Note”), and an Amendment No. 3 to its First Amended and Restated Revolving Credit Agreement with Boyalife Group Inc. The Amendment to the Note amended and extended the maturity date of the Note from March 6, 2023 to December 31, 2023 (the “Maturity Date”) and added to the principal balance of the Note all accrued and unpaid interest at the time of the extension, resulting in an outstanding principal balance of $7,278,000 as of March 6, 2023.

The Company performed a debt extinguishment vs. modification analysis on the Amendment to the Note and determined that the amendment would be considered an extinguishment, due to an increase of more than 10% to the value of the embedded conversion option. However, no gain or loss was recorded in the condensed consolidated statements of operations and comprehensive loss at the time of the Amendment as it was determined that the fair value of the Amendment to the Note and accrued interest was $7,278,000 both before and after the extension.

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

The following summarizes the Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Debt Discount	Carrying Value
June 30, 2023	12/31/23	22%	$2.65	$7,278,000	$(521,000)	$6,757,000
December 31, 2022	12/31/23	22%	$6.30	$7,000,000	$(1,223,000)	$5,777,000

The Note includes a down-round anti-dilution provision that lowers its conversion price if the Company sells shares of common stock or issues convertible debt at a lower price per share. Through June 30, 2023, the down-round provision was triggered as noted below:

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

For the three and six months ended June 30, 2023, the Company amortized $258,000 and $3,862,000 of debt discount related to triggering events, compared to $742,000 and $955,000 for the three and six months ended June 30, 2022. In addition to the amortization, the Company also recorded interest expense of $405,000 and $794,000 for the three and six months ended June 30, 2023, compared to $552,000 and $1,102,000 for the three and six months ended June 30, 2022, respectively. The interest payable balance as of June 30, 2023 and December 31, 2022 was $516,000 and $1,492,000, respectively.

Boyalife Genomics

On March 24, 2022, the Company entered into a License and Technology Access Agreement with Boyalife Genomics Tianjin Ltd. (“Boyalife Genomics”), a China-based CDMO and an affiliate of ThermoGenesis’ Chairman and Chief Executive Officer, Chris Xu, Ph.D. The agreement provides for a U.S. license to certain existing and future know-how and other intellectual property relating to cell manufacturing and related processes. The Company plans to develop and operate the CDMO cell therapy manufacturing business through a division named TG Biosynthesis.

Under the terms of the agreement, the Company transferred its remaining 8.64% interest in ImmuneCyte, Inc. to Boyalife Genomics and agreed to pay a running royalty of 7.5% of its annual net sales of products and services that are covered by one or more of Boyalife Genomics’ granted U.S. patents and a royalty of 5.0% of other products and services covered by other licensed intellectual property. In the three and six months ended June 30, 2023, no sales were recorded under the license agreement and no royalty payments were made to Boyalife Genomics.

5.         Related Party Lease

Z3 Investment

On March 24, 2022, the Company entered into a five-year Lease Agreement with Z3 Investment LLC, an affiliate owned by the Company’s CEO and Chairman of the Board and the Company’s Chief Operating Officer who is also a Board Member, beginning April 1, 2022, for approximately 35,000 square feet of laboratory and office space in Rancho Cordova, California. Under the terms of the agreement, monthly rent is $104,000 per month (with a 4% annual increase). Additionally, the Company will pay all operating expenses as they become due estimated to be approximately $10,000 per month and will be expensed in the period incurred. The Company has the option to renew the lease for up to ten years after the commencement of the initial five-year term.

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

The following summarizes the Company’s operating lease:

	June 30, 2023	December 31, 2022
Right-of-use operating lease assets – related party, net	$3,331,000	$3,550,000
Current lease liability (included in other current liabilities)	509,000	433,000
Non-current lease liability – related party	3,220,000	3,495,000

Weighted average remaining lease term	4.3	4.8
Discount rate	22%	22%

Maturities of lease liabilities by year for our operating lease are as follows:

2023 (Remaining)	$634,000
2024	1,307,000
2025	1,359,000
2026	1,428,000
Thereafter	1,133,000
Total lease payments	$5,861,000
Less: imputed interest	(2,132,000)
Present value of operating lease liabilities	$3,729,000

Statement of Cash Flows

Cash paid for amounts included in the measurement of operating lease liabilities was $622,000 and $138,000 for the six months ended June 30, 2023 and 2022, respectively.

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

Subsequent to June 30, 2023, the Company entered into an Amendment No. 4 to the July 2019 Note with Orbrex (USA) Co. Limited (the “July 2019 Note Amendment”). The July 2019 Note Amendment amends the July 2019 Note to extend the maturity date of the July 2019 Note from July 31, 2023 to January 31, 2024. The Note Amendment also changed the fixed conversion price to $1.07 per share, provided that in the event that the Company issues shares, options, warrants, or convertible securities, subject to certain exceptions, at an effective price per common share lower than $1.07, then the conversion price will be adjusted to such lower issuance price.

The following summarizes the July 2019 Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Debt Discount/ Premium	Carrying Value
June 30, 2023	7/31/2023	24%	$2.65	$397,000	$7,000	$404,000
December 31, 2022	7/31/2023	24%	$6.30	$1,000,000	$(38,000)	$962,000

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

The Company recorded amortization expense for the July 2019 Note of $(18,000) and $(190,000) for the three and six months ended June 30, 2023, respectively. In addition to the amortization, the Company also recorded interest expense related to the July 2019 Note of $24,000 and $66,000 for the three and six months ended June 30, 2023, compared to $60,000 and $120,000 for the three and six months ended June 30, 2022, respectively.

7.         Stockholders’ Equity

Common Stock

On March 15, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Offering”) (i) 125,000 shares of its common stock, $0.001 par value (the “Common Shares”), (ii) 946,429 pre-funded warrants to purchase Common Shares at a purchase price of $2.80, and (iii) common stock warrants to purchase up to an aggregate 1,071,429 Common Shares were issued (the “Underlying Shares”). The common stock warrants have an exercise price of $2.65 per share and are exercisable immediately upon issuance and expire five and one-half years following the issuance. The Offering resulted in a total net proceeds of approximately $2.6 million, excluding legal and other transaction fees of $360,000. The Offering closed on March 20, 2023. All 946,429 pre-funded warrants were exercised in the quarter ended June 30, 2023.

In connection with the Offering, the Company entered into a Warrant Amendment Agreement (the "Warrant Amendment Agreement”), dated March 15, 2023, with the Investor, whereby the Company agreed to amend existing warrants, held by the Investor, to purchase up to an aggregate of 158,731 shares of common stock that were previously issued in October 2022. These warrants had an exercise price of $6.30 per share and pursuant to the Warrant Amendment Agreement have been amended to reduce the exercise price to $2.65 per share effective upon the closing of the Offering. During the six months ended June 30, 2023, 158,731 common warrants were exercised. The Company received approximately $421,000 from the exercises of the warrants.

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

On February 3, 2022, the Company entered into Amendment No. 2 to the At the Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC to further increase the maximum aggregate offering price of shares of Common Stock that may be offered and sold from time to time under the Offering Agreement from $15,280,000 to $19,555,000, which enables the Company to sell an additional $4,275,000 of shares after taking into account prior sales under the Offering Agreement (the “Additional Shares”). In March 2022, the total offering price was updated to $18,573,000 based on the shares that were currently available on Company’s existing Form S-3. The terms and conditions of the Offering Agreement otherwise remain unchanged. For the six months ended June 30, 2022, the Company sold a total of 20,407 shares of common stock under the Offering Agreement for aggregate gross proceeds of $681,000 at an average selling price of $33.30 per share, resulting in net proceeds of approximately $594,000 after deducting commissions and other transaction costs of approximately $87,000.

Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding plus the pre-funded warrants. For the purpose of calculating basic net loss per share, the additional shares of common stock that are issuable upon exercise of the pre-funded warrants have been included since the shares are issuable for a negligible consideration and have no vesting or other contingencies associated with them. As of June 30, 2023, all pre-funded warrants previously issued have been exercised and none are outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents noted below is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities consisted of the following at June 30:

	2023	2022
Common stock equivalents of convertible promissory notes and accrued interest	3,108,264	649,667
Warrants	1,239,547	14,518
Stock options	6,400	6,526
Total	4,354,211	670,711

Warrants

A summary of warrant activity for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contract Term
Balance at December 31, 2022	340,689	$19.40	1.90
Warrants granted	1,071,429
Warrants expired	(13,840)
Pre-funded warrants granted	946,429
Pre-funded warrants exercised	(946,429)
Warrants exercised	(158,731)
Exercisable and Outstanding at June 30, 2023	1,239,547	$3.80	4.24

8.         Revenue

The following table presents net sales by geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$1,717,000	$1,573,000	$3,089,000	$3,439,000
China	28,000	1,117,000	48,000	1,206,000
Other	528,000	339,000	1,708,000	1,047,000
Total	$2,273,000	$3,029,000	$4,845,000	$5,692,000

The following tables summarize the revenues by product line and type:

	Three Months Ended June 30, 2023
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,275,000	$41,000	$-	$1,316,000
BioArchive	450,000	339,000	-	789,000
CAR-TXpress	24,000	35,000	71,000	130,000
Manual Disposables	14,000	-	-	14,000
Other	18,000	-	6,000	24,000
Total	$1,781,000	$415,000	$77,000	$2,273,000

	Six Months Ended June 30, 2023
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$2,759,000	$96,000	$-	$2,855,000
BioArchive	748,000	698,000	-	1,446,000
CAR-TXpress	59,000	75,000	142,000	276,000
Manual Disposables	221,000	-	-	221,000
Other	35,000	-	12,000	47,000
Total	$3,822,000	$869,000	$154,000	$4,845,000

	Three Months Ended June 30, 2022
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,923,000	$40,000	$-	$1,963,000
BioArchive	338,000	305,000	-	643,000
CAR-TXpress	163,000	58,000	71,000	292,000
Manual Disposables	102,000	-	-	102,000
Other	23,000	-	6,000	29,000
Total	$2,549,000	$403,000	$77,000	$3,029,000

	Six Months Ended June 30, 2022
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$3,634,000	$96,000	$-	$3,730,000
BioArchive	493,000	603,000	-	1,096,000
CAR-TXpress	361,000	101,000	142,000	604,000
Manual Disposables	207,000	-	-	207,000
Other	40,000	-	15,000	55,000
Total	$4,735,000	$800,000	$157,000	$5,692,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet). Revenues that were included in the beginning balance of deferred revenue during the three and six months ended June 30, 2023 were $157,000 and $519,000, respectively. Short-term deferred revenues were $986,000 and $782,000 at June 30, 2023 and December 31, 2022, respectively. Long-term deferred revenues were $758,000 and $911,000 at June 30, 2023 and December 31, 2022, respectively.

Backlog of Remaining Customer Performance Obligations

The following table represents revenue expected to be recognized in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder of 2023	2024	2025	2026	2027 and beyond	Total
Service revenue	$749,000	$796,000	$252,000	$-	$-	$1,797,000
Device revenue (1)	692,000	41,000	-	-	-	733,000
Exclusivity fee	143,000	286,000	286,000	190,000	-	905,000
Other	7,000	13,000	13,000	13,000	94,000	140,000
Total	$1,591,000	$1,136,000	$551,000	$203,000	$94,000	$3,575,000

(1)	Represents the minimum purchase requirements under the distribution agreement the Company signed with its AXP distributor in China.

9.         Concentrations

The Company had certain customers whose individual revenue was material to the Company total revenue, or whose accounts receivable balances were material to the Company’s total accounts receivable balances. Those customers are listed as follows:

Accounts Receivable

	June 30, 2023	December 31, 2022
Customer 1	21%	-
Customer 2	14%	15%
Customer 3	14%	-
Customer 4	4%	29%
Customer 5	-	27%

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer 1	39%	25%	34%	36%
Customer 2	1%	32%	1%	17%

10.         Subsequent Events

On July 31, 2023, the Company entered into an Amendment No. 4 to the July 2019 Note with Orbrex (USA) Co. Limited (the "July 2019 Note Amendment”). The July 2019 Note Amendment amends the July 2019 Note to extend the maturity date of the July 2019 Note from July 31, 2023 to January 31, 2024. The July 2019 Note Amendment also changed the fixed conversion price under the July 2019 Note to $1.07 per share, provided that in the event that the Company issues shares, options, warrants, or convertible securities, subject to certain exceptions, at an effective price per common share lower than $1.07, then the conversion price will be adjusted to such lower issuance price. As a result of the July 2019 Note Amendment, the conversion price of the Note with Boyalife Group was likewise reduced to $1.07 under the down-round conversion price adjustment provisions of the Note.

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

We expect the CDMO facility to be completed in 2023. The successful development and launch of TG Biosynthesis will require us to acquire various equipment for the planned operations, hire certain personnel needed to launch the operation, and timely complete the build-out of our leased Sacramento facility. There is no assurance that we will be able to successfully obtain such additional capital resources, as such capital may not be available on reasonable terms, or available at all. We will need to hire, train, and retain additional employees who have experience in the cell manufacturing field in order for our CDMO business to be successful.

Results of Operations

Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022

Net Revenues

Net revenues decreased by $756,000 or 25%, from $3,029,000 to $2,273,000 for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease in revenue was driven by lower AXP disposable sales to the Company’s distributor in China, which were offset by higher domestic AXP disposables sales and BioArchive device revenue for the quarter ended June 30, 2023.

The following table summarizes revenue by product line:

	June 30, 2023	June 30, 2022
AXP	$1,316,000	$1,963,000
BioArchive	789,000	643,000
CAR-TXpress	130,000	292,000
Manual Disposables	14,000	102,000
Other	24,000	29,000
Total	$2,273,000	$3,029,000

Gross Profit

The Company’s gross profit decreased by $470,000 to $469,000 or 21% of net revenues for the three months ended June 30, 2023, compared to $939,000 or 31% for three months ended June 30, 2022. The primary drivers of the decrease were the reduced revenue and lower absorption driven by excess manufacturing capacity in the second quarter of 2023.

Selling, General and Administrative

Sales, general and administrative expenses for the three months ended June 30, 2023 were $1,816,000 compared to $1,989,000 for the three months ended June 30, 2022, a decrease of $173,000 or 9%. The decrease was driven by lower employee benefit expenses of approximately $120,000 and decreased legal fees of approximately $60,000.

Research and Development Expenses

Research and development expenses were $383,000 for the three months ended June 30, 2023 as compared to $392,000 for the three months ended June 30, 2022, a decrease of $9,000 or 2%.

Interest Expense

Interest expense for the three months ended June 30, 2023 was $668,000 compared to $1,359,000, for the three months ended June 30, 2022, a decrease of $691,000. The decrease was driven by approximately $500,000 less in amortization expenses resulting from triggering events and approximately $175,000 less in interest expense related to the Note and July 2019 Note in the three months ended June 30, 2023 as compared to the same period in 2022.

Six Months Ended June 30, 2023 as Compared to the Six Months Ended June 30, 2022

Net Revenues

Net revenues decreased by $847,000 or 15%, from $5,692,000 to $4,845,000 for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease in revenue was driven by lower AXP disposable sales to the Company’s distributor in China and lower CAR-TXpress sales which were offset by BioArchive device revenue for the six months ended June 30, 2023.

	Six Months Ended June 30,
	2023	2022
AXP	$2,855,000	$3,730,000
BioArchive	1,446,000	1,096,000
CAR-TXpress	276,000	604,000
Manual Disposables	221,000	207,000
Other	47,000	55,000
Total	$4,845,000	$5,692,000

Gross Profit

The Company’s gross profit was $1,574,000 or 32% of net revenues for the six months ended June 30, 2023, compared to $1,879,000 or 33% of net revenues for the six months ended June 30, 2022, a decrease of $305,000. The primary drivers of the decrease were lower sales in the six months ended June 30, 2023.

Selling, General and Administrative

Sales, general and administrative expenses for the six months ended June 30, 2023 were $3,660,000 compared to $3,682,000 for the six months ended June 30, 2022, a decrease of $22,000 or 1%. The variance was driven by increased operating expenses for the Company’s CDMO facility of approximately $350,000 and offset by lower employee benefit expenses.

Research and Development Expenses

Research and development expenses were $689,000 for the six months ended June 30, 2023, compared to $847,000 for the six months ended June 30, 2022, a decrease of $158,000 or 19%.  The decrease was driven by lower personnel expenses of approximately $50,000 and lower project expenses of approximately $100,000.

Interest Expense

Interest expense increased to $4,571,000 for the six months ended June 30, 2023 as compared to $2,182,000 for the six months ended June 30, 2022, an increase of $2,389,000.  The increase was driven by approximately $2,900,000 in additional amortization expenses related to triggering events that occurred in the six months ended June 30, 2023 for Company’s convertible notes payable, which were offset by approximately $400,000 less in interest expense for the Note with Boyalife Group, Inc. and the July 2019 Note.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $4,450,000 and $4,177,000 and working capital deficit of $2,534,000 and $625,000 at June 30, 2023 and December 31, 2022, respectively. We have primarily financed cash shortfalls from operations through private and public placement of equity and debt securities.

On March 15, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Offering”) (i) 125,000 shares of its common stock, $0.001 par value (the “Common Shares”), (ii) 946,429 pre-funded warrants to purchase Common Shares at a purchase price of $2.80, and (iii) common stock warrants to purchase up to an aggregate of 1,071,429 Common Shares. The warrants have an exercise price of $2.65 per share and are exercisable immediately upon issuance and expire five and one-half years following the issuance for a total net proceeds of approximately $2.6 million, excluding legal and transaction fees. The Offering closed on March 20, 2023. As of June 30, 2023, all pre-funded warrants were exercised.

Subsequent to June 30, 2023, on July 31, 2023 the Company entered into an Amendment No. 4 to the July 2019 Note with Orbrex (USA) Co. Limited (the "July 2019 Note Amendment”). The July 2019 Note Amendment amends the July 2019 Note to extend the maturity date of the July 2019 Note from July 31, 2023 to January 31, 2024. The July 2019 Note Amendment also changed the fixed conversion price under the July 2019 Note to $1.07 per share, provided that in the event that the Company issues shares, options, warrants, or convertible securities, subject to certain exceptions, at an effective price per common share lower than $1.07, then the conversion price will be adjusted to such lower issuance price.  As a result of the July 2019 Note Amendment, the conversion price of the Note with Boyalife Group was likewise reduced to $1.07 under the down-round conversion price adjustment provisions of such Note.

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

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) or 15d-15(e)) as of June 30, 2023. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have both concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

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

ITEM 1A.         Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in, “Item IA. Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2022.

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

4.4

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended, incorporated by reference to Exhibit 4.4 to Annual Report on Form 10-K filed on March 30, 2023.

4.5	Form of Common Warrant (Incorporated by reference to Exhibit 10.40 to Amendment No. 3 to Form S-1 filed with the SEC on October 17, 2022).
4.6	Form of Common Warrant, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 21, 2023.
4.7	Form of Pre-Funded Warrant, incorporated by reference to 4.2 to Form 8-K filed with the SEC on March 21, 2023.
4.8	Form of Warrant Amendment Agreement, incorporated by reference to 4.3 to Form 8K filed with the SEC on March 21, 2023.
10.1	Amendment No. 4 to Convertible Promissory Note, dated July 31, 2023, between ThermoGenesis Holdings, Inc. and Orbrex (USA) Co Limited, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 3, 2023.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ThermoGenesis Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Holdings, Inc. (Registrant)

Dated: August 10, 2023	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2023	/s/ Jeffery Cauble
Jeffery Cauble Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)