Form 10-Q
period 2023-09-30
ThermoGenesis Holdings, Inc.
filed 2023-11-13
CIK 811212

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-82900

ThermoGenesis Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2023
Common stock, $.001 par value	3,136,504

ThermoGenesis Holdings, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,018,000	$4,177,000
Accounts receivable, net of allowance for credit losses of $2,000 ($149,000 at December 31, 2022)	368,000	1,865,000
Inventories	1,821,000	3,334,000
Prepaid expenses and other current assets	718,000	1,508,000
Total current assets	6,925,000	10,884,000

Inventories, non-current	772,000	1,003,000
Equipment and leasehold improvements, net	2,523,000	1,254,000
Right-of-use operating lease assets, net	190,000	372,000
Right-of-use operating lease assets – related party, net	3,213,000	3,550,000
Goodwill	781,000	781,000
Intangible assets, net	1,262,000	1,286,000
Other assets	255,000	256,000
Total assets	$15,921,000	$19,386,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$591,000	$820,000
Accrued payroll and related expenses	451,000	399,000
Deferred revenue – short-term	818,000	782,000
Convertible promissory note – related party	4,817,000	5,777,000
Interest payable – related party	225,000	1,492,000
Convertible promissory note, net	456,000	962,000
Other current liabilities	1,532,000	1,277,000
Total current liabilities	8,890,000	11,509,000

Operating lease obligations – long-term	--	131,000
Operating lease obligations – related party – long-term	3,071,000	3,495,000
Deferred revenue – long-term	680,000	911,000
Other noncurrent liabilities	17,000	17,000
Total liabilities	12,658,000	16,063,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding		--
Common stock, $0.001 par value; 350,000,000 shares authorized; 3,136,504 issued and outstanding (1,037,138 at December 31, 2022)	3,000	1,000
Additional paid in capital	281,632,000	270,377,000
Accumulated deficit	(277,154,000)	(266,193,000)
Accumulated other comprehensive loss	114,000	111,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity	4,595,000	4,296,000

Noncontrolling interests	(1,332,000)	(973,000)
Total equity	3,263,000	3,323,000
Total liabilities and equity	$15,921,000	$19,386,000

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net revenues	$2,194,000	$2,115,000	$7,039,000	$7,807,000
Cost of revenues	1,799,000	1,678,000	5,070,000	5,491,000

Gross profit	395,000	437,000	1,969,000	2,316,000

Expenses:
Selling, general and administrative	1,686,000	1,982,000	5,346,000	5,665,000
Research and development	266,000	470,000	955,000	1,317,000

Total operating expenses	1,952,000	2,452,000	6,301,000	6,982,000

Loss from operations	(1,557,000)	(2,015,000)	(4,332,000)	(4,666,000)

Other expenses:
Interest expense	(2,118,000)	(1,391,000)	(6,689,000)	(3,572,000)
Loss on retirement of debt	(87,000)	--	(326,000)	--
Other income/(expense)	22,000	3,000	27,000	(1,000)

Total other expense	(2,183,000)	(1,388,000)	(6,988,000)	(3,573,000)

Net loss	(3,740,000)	(3,403,000)	(11,320,000)	(8,239,000)

Loss attributable to noncontrolling interests	(125,000)	(163,000)	(359,000)	(402,000)

Net loss attributable to common stockholders	$(3,615,000)	$(3,240,000)	$(10,961,000)	$(7,837,000)

COMPREHENSIVE LOSS
Net loss	$(3,740,000)	$(3,403,000)	$(11,320,000)	$(8,239,000)
Other comprehensive loss:
Foreign currency translation adjustments gain	9,000	22,000	3,000	67,000
Comprehensive loss	(3,731,000)	(3,381,000)	(11,317,000)	(8,172,000)
Comprehensive loss attributable to noncontrolling interests	(125,000)	(163,000)	(359,000)	(402,000)
Comprehensive loss attributable to common stockholders	$(3,606,000)	$(3,218,000)	$(10,958,000)	$(7,770,000)

Per share data:

Basic and diluted net loss per common share	$(1.44)	$(4.66)	$(5.26)	$(18.49)

Weighted average common shares outstanding – basic and diluted	2,503,631	694,795	2,083,095	423,897

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity

For the Three and Nine Months Ended September 30, 2023

(Unaudited)

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non- Controlling Interests	Total Equity
Balance at January 1, 2023	1,037,138	$1,000	$270,377,000	$(266,193,000)	$111,000	$(973,000)	$3,323,000

Stock-based compensation expense	--	--	10,000	--	--	--	10,000
Related party convertible note price reset	--	--	3,160,000	--	--	--	3,160,000
Convertible note price reset	--	--	43,000	--	--	--	43,000
Conversion of note payable to common stock	215,000	1,000	602,000	--	--	--	603,000
Sale of common stock and warrants, net	125,000	--	2,640,000	--	--	--	2,640,000
Exercise of warrants	158,731	--	421,000	--	--	--	421,000
Foreign currency translation gain	--	--	--	--	(6,000)	--	(6,000)
Net loss	--	--	--	(5,086,000)	--	(96,000)	(5,182,000)
Balance at March 31, 2023	1,535,869	$2,000	$277,253,000	$(271,279,000)	$105,000	$(1,069,000)	$5,012,000

Stock-based compensation expense	--	--	13,000	--	--	--	13,000
Exercise of pre-funded warrants	946,429	--	--	--	--	--	--
Net loss	--	--	--	(2,260,000)	--	(138,000)	(2,398,000)
Balance at June 30, 2023	2,482,298	$2,000	$277,266,000	$(273,539,000)	$105,000	$(1,207,000)	$2,627,000

Stock-based compensation expense	--	--	7,000	--	--	--	7,000
Related party convertible note converted to common stock	654,206	1,000	699,000	--	--	--	700,000
Related party convertible note price reset	--	--	3,660,000	--	--	--	3,660,000
Foreign currency translation gain	--	--	--	--	9,000	--	9,000
Net loss	--	--	--	(3,615,000)	--	(125,000)	(3,740,000)
Balance at September 30, 2023	3,136,504	$3,000	$281,632,000	$(277,154,000)	$114,000	$(1,332,000)	$3,263,000

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity

For the Three and Nine Months Ended September 30, 2022

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non- Controlling Interests	Total Equity
Balance at January 1, 2022	279,629	$--	$268,459,000	$(264,662,000)	$31,000	$(431,000)	$3,397,000

Adoption of ASU 2020-06	--	--	(10,681,000)	9,739,000	--	--	(942,000)
Stock-based compensation expense	--	--	42,000	--	--	--	42,000
Issuance of common stock via at-the-market offering, net	20,407	--	594,000	--	--	--	594,000
Related party convertible note price reset			213,000				213,000
Foreign currency translation gain	--	--	--	--	14,000	--	14,000
Net loss	--	--	--	(1,910,000)	--	(126,000)	(2,036,000)
Balance at March 31, 2022	300,036	$--	$258,627,000	$(256,833,000)	$45,000	$(557,000)	$1,282,000

Stock-based compensation expense	--	--	72,000	--	--	--	72,000
Issuance of common stock via at-the-market offering, net	97,726	--	1,450,000	--	--	--	1,450,000
Related party convertible note price reset	--	--	2,475,000	--	--	--	2,475,000
Conversion of related party note payable to common stock	234,495	1,000	2,999,000	--	--	--	3,000,000
Foreign currency translation gain	--	--	--	--	31,000	--	31,000
Net loss	--	--	--	(2,688,000)	--	(113,000)	(2,801,000)
Balance at June 30, 2022	632,257	$1,000	$265,623,000	$(259,521,000)	$76,000	$(670,000)	$5,509,000

Stock-based compensation expenses	--	--	70,000	--	--	--	70,000
Issuance of common stock via at-the-market offering, net	78,710	--	993,000	--	--	--	993,000
Related party convertible note price reset	--	--	1,075,000	--	--	--	1,075,000
Foreign currency translation gain	--	--	--	--	22,000	--	22,000
Net loss	--	--	--	(3,240,000)	--	(163,000)	(3,403,000)
Balance at September 30, 2022	710,967	$1,000	$267,761,000	$(262,761,000)	$98,000	$(833,000)	$4,266,000

*	Accumulated other comprehensive loss.

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,320,000)	$(8,239,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	816,000	666,000
Stock based compensation expense	30,000	184,000
Amortization of debt discount/premium, net	5,396,000	1,897,000
Reserve for excess and slow-moving inventories	480,000	654,000
Loss on retirement of debt	326,000	--
Net change in operating assets and liabilities:
Accounts receivable	1,496,000	(1,323,000)
Inventories	1,264,000	582,000
Prepaid expenses and other assets	791,000	757,000
Accounts payable	(226,000)	(210,000)
Interest payable – related party	(289,000)	(1,132,000)
Accrued payroll and related expenses	52,000	145,000
Deferred revenue – short-term	37,000	122,000
Other current liabilities	255,000	446,000
Long-term deferred revenue and other noncurrent liabilities	(786,000)	(650,000)

Net cash used in operating activities	(1,678,000)	(6,101,000)

Cash flows from investing activities:
Capital expenditures	(1,541,000)	(308,000)

Net cash used in investing activities	(1,541,000)	(308,000)

Cash flows from financing activities:

Proceeds from issuance of common stock, net of expenses	2,640,000	3,037,000
Proceeds from the exercise of warrants	421,000	--

Net cash provided by financing activities	3,061,000	3,037,000

Effects of foreign currency rate changes on cash and cash equivalents	(1,000)	(5,000)
Net increase (decrease) in cash and cash equivalents	(159,000)	(3,377,000)

Cash and cash equivalents at beginning of period	4,177,000	7,280,000
Cash and cash equivalents at end of period	$4,018,000	$3,903,000

Supplemental disclosures of cash flow information:
Cash paid for related party interest	$1,492,000	$2,628,000
Cash paid for interest	$140,000	$180,000
Fair value of January 2023 amended convertible note issued in connection with the extinguishment of original convertible note	$1,239,000	--
Fair value of July 2023 amended convertible note issued in connection with the extinguishment of original convertible note	$484,000	--
Right-to-use asset acquired under operating lease, related party	--	$3,863,000
Convertible note price reset	$43,000	--
Related party convertible note converted to common stock	$700,000	$3,000,000
Related party convertible note price reset	$6,820,000	$3,763,000
Promissory note converted to common stock	$603,000	--

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

CDMO Business

The Company is expanding its business to include contract development and manufacturing services for cell and cell-based gene therapies. The Company is in the process of building out the capabilities to become a world-class Contract Development and Manufacturing Organization (“CDMO”) for cell and cell-based gene therapies. The Company is building out a new facility in the Sacramento metro area, containing a total of 12, class-7, ReadyStart cGMP Suites available for lease by early-stage life science and cell gene therapy companies. The ReadyStart Suites are located in a 35,500+ square foot cGMP facility that will meet the highest scientific, quality, and regulatory requirements. The CDMO facility was completed in October of 2023.

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

Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the Company’s fiscal year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ThermoGenesis Holdings’ Annual Report on Form 10-K for the year ended December 31, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of ThermoGenesis Holdings and its wholly-owned subsidiaries, ThermoGenesis Corp. and TotipotentRX Cell Therapy, Pvt. Ltd and ThermoGenesis Corp’s majority-owned subsidiary, CARTXpress Bio, Inc. (“CARTXpress Bio”). All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

The Company performed a debt extinguishment vs. modification analysis on the Amendment to the Note and determined that the amendment would be considered an extinguishment, due to an increase of more than 10% to the value of the embedded conversion option. However, no gain or loss was recorded in the condensed consolidated statements of operations and comprehensive loss at the time of the Amendment as it was determined that the fair value of the Amendment to the Note and accrued interest was the same before and after the extension.

On September 28, 2023, the Company received a conversion notice from the Lender to convert a total of $700,000 of the outstanding accrued interest. The conversion resulted in an issuance of 654,206 shares of the Company’s common stock at a conversion price of $1.07 per share. Immediately following the conversion, the outstanding principal balance of the Note was $7,278,000 and accrued but unpaid interest of $216,000.

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

The following summarizes the Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Debt Discount	Carrying Value
September 30, 2023	12/31/23	22%	$1.07	$7,278,000	$(2,461,000)	$4,817,000
December 31, 2022	12/31/23	22%	$6.30	$7,000,000	$(1,223,000)	$5,777,000

The Note includes a down-round anti-dilution provision that lowers its conversion price if the Company sells shares of common stock or issues convertible debt at a lower price per share. Through September 30, 2023, the down-round provision was triggered as noted below:

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

In July 2023, when the conversion price of the Note was at $2.65 per share, the Company amended a previously outstanding convertible note, resulting in a triggering event lowering the conversion price of the Note to $1.07. The Company determined that it created an incremental value of $3,660,000 which was treated as a discount to the carrying amount of the Note and amortized over its remaining term.

A Black-Scholes pricing model was utilized to determine the change in the before and after incremental value of the conversion option at each triggering event, with the following inputs:

	January 2023	March 2023	July 2023
Conversion price before	$6.30	$2.87	$2.65
Conversion price after	$2.87	$2.65	$1.07
Term (years)	0.09	0.78	0.42
Volatility	167%	168.9%	156.8%
Dividend rate	0%	0%	0%
Risk free rate	4.46%	4.20%	4.22%

For the three and nine months ended September 30, 2023, the Company amortized $1,720,000 and $5,582,000 of debt discount related to triggering events, compared to $940,000 and $1,897,000 for the three and nine months ended September 30, 2022. In addition to the amortization, the Company also recorded interest expense of $409,000 and $1,203,000 for the three and nine months ended September 30, 2023, compared to $394,000 and $1,496,000 for the three and nine months ended September 30, 2022, respectively. The interest payable balance as of September 30, 2023 and December 31, 2022 was $225,000 and $1,492,000, respectively.

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

Under the terms of the agreement, the Company transferred its remaining 8.64% interest in ImmuneCyte, Inc. to Boyalife Genomics and agreed to pay a running royalty of 7.5% of its annual net sales of products and services that are covered by one or more of Boyalife Genomics’ granted U.S. patents and a royalty of 5.0% of other products and services covered by other licensed intellectual property. In the three and nine months ended September 30, 2023, no sales were recorded under the license agreement and no royalty payments were made to Boyalife Genomics.

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

The following summarizes the Company’s operating lease:

	September 30, 2023	December 31, 2022
Right-of-use operating lease assets – related party, net	$3,213,000	$3,550,000
Current lease liability (included in other current liabilities)	551,000	433,000
Non-current lease liability – related party	3,071,000	3,495,000

Weighted average remaining lease term	4.0	4.8
Discount rate	22%	22%

Maturities of lease liabilities by year for our operating lease are as follows:

2023 (Remaining)	$324,000
2024	1,307,000
2025	1,359,000
2026	1,428,000
Thereafter	1,133,000
Total lease payments	$5,551,000
Less: imputed interest	(1,930,000)
Present value of operating lease liabilities	$3,621,000

Statement of Cash Flows

Cash paid for amounts included in the measurement of operating lease liabilities was $932,000 and $277,000 for the nine months ended September 30, 2023 and 2022, respectively.

6.	Convertible Promissory Note

July 2019 Note

On July 23, 2019, the Company entered into a private placement with Orbrex (USA) Co. Limited (“Orbrex”), pursuant to which the Company issued and sold to Orbrex an unsecured convertible promissory note, as amended, in the original principal amount of $1,000,000 (the “July 2019 Note”). The July 2019 Note bears interest at a rate of twenty-four percent (24%) per annum and is payable in arrears on January 31 of each year. In the nine months ended September 30, 2023, the Company has amended the July 2019 Note two times:

●

On January 31, 2023, the Company entered into Amendment No. 3 to the July 2019 Note, which extended the maturity date from January 31, 2023 to July 31, 2023 and changed the fixed conversion price to $2.87 per share. The Company performed a debt extinguishment vs. modification analysis on this amendment to the July 2019 Note and determined that the extension would be considered an extinguishment, due to an increase of more than 10% to the value of the embedded conversion option. The Company determined that the fair value of the July 2019 Note after the amendment was $1,239,000 representing a $239,000 increase in its fair value. The increase will be recorded as a premium to the July 2019 Note and was amortized over the remaining term.

●

On July 31, 2023, the Company entered into an Amendment No. 4 to the July 2019 Note, which extended the maturity date of the July 2019 Note from July 31, 2023 to January 31, 2024 and changed the fixed conversion price to $1.07 per share. The Company performed a debt extinguishment vs. modification analysis on this amendment to the July 2019 Note and determined that the extension would be considered an extinguishment, due to an increase of more than 10% to the value of the embedded conversion option. The Company determined that the fair value of the July 2019 Note after the amendment was $538,000 representing a $87,000 increase in its fair value. The increase will be recorded as a premium to the July 2019 Note and amortized over the remaining term.

The following summarizes the July 2019 Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Debt Discount/ Premium	Carrying Value
September 30, 2023	1/31/2024	24%	$1.07	$397,000	$59,000	$456,000
December 31, 2022	7/31/2023	24%	$6.30	$1,000,000	$(38,000)	$962,000

The July 2019 Note includes a down-round anti-dilution provision that lowers its conversion price if the Company sells shares of common stock or issues convertible debt at a lower price per share. In 2023, the anti-dilution provision was triggered, as noted below:

In March 2023, the Company sold shares of common stock at $2.65 per share, resulting in a down round triggering event lowering the conversion price of the Note to that value. The triggering event created an incremental value of $43,000 which was treated as a discount to the carrying amount of the July 2019 Note and was be amortized over its remaining term.

A Black-Scholes pricing model was utilized to determine the change in the before and after incremental value of the conversion option at each triggering event, with the following inputs:

March 2023
Conversion price before	$2.87
Conversion price after	$2.65
Term (years)	0.36
Volatility	182%
Dividend rate	0%
Risk free rate	4.20%

The Company recorded amortization expense for the July 2019 Note of ($35,000) and ($186,000) for the three and nine months ended September 30, 2023, respectively. In addition to the amortization, the Company also recorded interest expense related to the July 2019 Note of $24,000 and $90,000 for the three and nine months ended September 30, 2023, compared to $60,000 and $180,000 for the three and nine months ended September 30, 2022, respectively.

7.	Stockholders’ Equity

Common Stock

On March 15, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Offering”) (i) 125,000 shares of its common stock, $0.001 par value (the “Common Shares”), (ii) 946,429 pre-funded warrants to purchase Common Shares at a purchase price of $2.80, and (iii) common stock warrants to purchase up to an aggregate 1,071,429 Common Shares were issued (the “Underlying Shares”). The common stock warrants have an exercise price of $2.65 per share and are exercisable immediately upon issuance and expire five and one-half years following the issuance. The Offering resulted in net proceeds of approximately $2,640,000, excluding legal and other transaction fees of $360,000. The Offering closed on March 20, 2023. All 946,429 pre-funded warrants have been exercised.

In connection with the Offering, the Company entered into a Warrant Amendment Agreement (the "Warrant Amendment Agreement”), dated March 15, 2023, with the Investor, whereby the Company agreed to amend existing warrants, held by the Investor, to purchase up to an aggregate of 158,731 shares of common stock that were previously issued in October 2022. These warrants had an exercise price of $6.30 per share and pursuant to the Warrant Amendment Agreement have been amended to reduce the exercise price to $2.65 per share effective upon the closing of the Offering. During the nine months ended September 30, 2023, 158,731 common warrants were exercised. The Company received approximately $421,000 from the exercises of the warrants.

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

On February 3, 2022, the Company entered into Amendment No. 2 to the At the Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC to further increase the maximum aggregate offering price of shares of Common Stock that may be offered and sold from time to time under the Offering Agreement from $15,280,000 to $19,555,000, which enables the Company to sell an additional $4,275,000 of shares after taking into account prior sales under the Offering Agreement (the “Additional Shares”). In March 2022, the total offering price was updated to $18,573,000 based on the shares that were currently available on Company’s existing Form S-3. The terms and conditions of the Offering Agreement otherwise remain unchanged. For the nine months ended September 30, 2022, the Company sold a total of 196,843 shares of common stock under the Offering Agreement for aggregate gross proceeds of $3,293,000 at an average selling price of $16.55 per share, resulting in net proceeds of approximately $3,037,000 after deducting commissions and other transaction costs of approximately $256,000.

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

	2023	2022
Common stock equivalents of convertible promissory notes and accrued interest	7,448,487	969,173
Warrants	1,238,869	14,518
Stock options	6,218	6,380
Total	8,693,574	990,071

Warrants

A summary of warrant activity for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contract Term
Balance at December 31, 2022	340,689	$19.40	1.90
Warrants granted	1,071,429
Warrants expired	(14,518)
Pre-funded warrants granted	946,429
Pre-funded warrants exercised	(946,429)
Warrants exercised	(158,731)
Exercisable and Outstanding at September 30, 2023	1,238,869	$3.14	4.82

8.	Revenue

The following table presents net sales by geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$1,500,000	$1,535,000	$4,589,000	$4,973,000
China	29,000	364,000	77,000	1,570,000
United Arab Emirates	259,000	--	439,000	--
Other	406,000	216,000	1,934,000	1,264,000
Total	$2,194,000	$2,115,000	$7,039,000	$7,807,000

The following tables summarize the revenues by product line and type:

	Three Months Ended September 30, 2023
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,486,000	$88,000	$--	$1,574,000
BioArchive	131,000	322,000	--	453,000
CAR-TXpress	42,000	34,000	71,000	147,000
Manual Disposables	8,000	--	--	8,000
Other	6,000	--	6,000	12,000
Total	$1,673,000	$444,000	$77,000	$2,194,000

	Nine Months Ended September 30, 2023
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$4,245,000	$184,000	$--	$4,429,000
BioArchive	879,000	1,020,000	--	1,899,000
CAR-TXpress	101,000	109,000	213,000	423,000
Manual Disposables	229,000	--	--	229,000
Other	41,000	--	18,000	59,000
Total	$5,495,000	$1,313,000	$231,000	$7,039,000

	Three Months Ended September 30, 2022
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,034,000	$75,000	$--	$1,109,000
BioArchive	201,000	321,000	--	522,000
CAR-TXpress	190,000	44,000	72,000	306,000
Manual Disposables	150,000	--	--	150,000
Other	20,000	--	8,000	28,000
Total	$1,595,000	$440,000	$80,000	$2,115,000

	Nine Months Ended September 30, 2022
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$4,668,000	$171,000	$--	$4,839,000
BioArchive	694,000	924,000	--	1,618,000
CAR-TXpress	551,000	146,000	214,000	911,000
Manual Disposables	357,000	--	--	357,000
Other	59,000	--	23,000	82,000
Total	$6,329,000	$1,241,000	$237,000	$7,807,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet). Revenues that were included in the beginning balance of deferred revenue during the three and nine months ended September 30, 2023 were $144,000 and $663,000, respectively. Short-term deferred revenues were $818,000 and $782,000 at September 30, 2023 and December 31, 2022, respectively. Long-term deferred revenues were $680,000 and $911,000 at September 30, 2023 and December 31, 2022, respectively.

Backlog of Remaining Customer Performance Obligations

The following table represents revenue expected to be recognized in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder of 2023	2024	2025	2026	2027 and beyond	Total
Service revenue	$319,000	$741,000	$252,000	$--	$--	$1,312,000
Device revenue (1)	21,000	692,000	--	--	--	713,000
Exclusivity fee	71,000	286,000	286,000	190,000	--	833,000
Other	3,000	13,000	13,000	13,000	97,000	139,000
Total	$414,000	$1,732,000	$551,000	$203,000	$97,000	$2,997,000

(1)	Represents the minimum purchase requirements under the distribution agreement the Company signed with its AXP distributor in China.

9.	Concentrations

The Company had certain customers whose individual revenue was material to the Company’s total revenue, or whose accounts receivable balances were material to the Company’s total accounts receivable balances. Those customers are listed as follows:

Accounts Receivable

	September 30, 2023	December 31, 2022
Customer 1	--	29%
Customer 2	--	27%
Customer 3	--	15%

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer 1	41%	36%	36%	36%
Customer 2	1%	1%	1%	13%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward‑Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and in the future could affect, actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet U.S. Food and Drug Administration (“FDA”) regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, risks associated with expanding into the Company’s new CDMO business, and other risk factors listed from time to time in our reports with the Securities and Exchange Commission (“SEC”), including, in particular, those set forth in the Company’s Form 10-K for the year ended December 31, 2022.

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

The Company will operate its new CDMO business through a newly formed division named TG BiosynthesisTM.  It is anticipated that TG Biosynthesis will provide high-quality development and manufacturing capabilities, cell and tissue processing development, quality systems, regulatory compliance, and other cell manufacturing solutions for clients with therapeutic candidates in various stages of development.

The CDMO facility was completed in October of 2023.  The successful development and launch of TG Biosynthesis will require us to hire certain personnel needed to operate our leased Sacramento facility.  There is no assurance that the Company will be able to achieve market acceptance of the new CDMO business.  We will need to hire, train, and retain additional employees who have experience in the cell manufacturing field in order for our CDMO business to be successful.

Results of Operations

Three Months Ended September 30, 2023 as Compared
to the Three Months Ended September 30, 2022

Net Revenues

Net revenues increased by $79,000 or 4%, from $2,115,000 to $2,194,000 for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.  The increase in revenue was driven by a new distributor in the United Arab Emirates, offset by lower CAR-TXpress sales for the quarter ended September 30, 2023.

The following table summarizes revenue by product line:

	September 30, 2023	September 30, 2022
AXP	$1,574,000	$1,109,000
BioArchive	453,000	522,000
CAR-TXpress	147,000	306,000
Manual Disposables	8,000	150,000
Other	12,000	28,000
Total	$2,194,000	$2,115,000

Gross Profit

The Company’s gross profit decreased by $42,000 to $395,000 or 18% of net revenues for the three months ended September 30, 2023, compared to $437,000 or 21% for three months ended September 30, 2022. The primary driver of the decrease was lower absorption driven by excess manufacturing capacity in the third quarter of 2023.

Selling, General and Administrative

Sales, general and administrative expenses for the three months ended September 30, 2023 were $1,686,000 compared to $1,982,000 for the three months ended September 30, 2022, a decrease of $296,000 or 15%.  The decrease was driven primarily by lower employee benefit expenses of approximately $200,000 and $70,000 in lower investor relations expenses.

Research and Development Expenses

Research and development expenses were $266,000 for the three months ended September 30, 2023 as compared to $470,000 for the three months ended September 30, 2022, a decrease of $204,000 or 43%. The decrease was primarily due to approximately $100,000 less in project expenses and approximately $50,000 in lower personnel expenses during the quarter.

Interest Expense

Interest expense for the three months ended September 30, 2023 was $2,118,000 compared to $1,391,000, for the three months ended September 30, 2022, an increase of $727,000. The increase was driven by an increase of approximately $700,000 in amortization expense related to triggering events from a decrease in the conversion price of the Note in the three months ended September 30, 2023 as compared to the same period in 2022.

Loss on Retirement of Debt

Loss on retirement of debt was $87,000 in the three months ended September 30, 2023 as a result of the July 2023 amendment to the July 2019 Note which extended the due date for six months and lowered the conversion price of the note.

Nine Months Ended September 30, 2023 as Compared to
the Nine Months Ended September 30, 2022

Net Revenues

Net revenues decreased by $768,000 or 10%, from $7,807,000 to $7,039,000 for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease in revenue was driven by lower AXP disposable sales to the Company’s distributor in China and lower CAR-TXpress sales which were offset by BioArchive device revenue and sales to the new distributor in the United Arab Emirates for the nine months ended September 30, 2023.

	Nine Months Ended September 30,
	2023	2022
AXP	$4,429,000	$4,839,000
BioArchive	1,899,000	1,618,000
CAR-TXpress	423,000	911,000
Manual Disposables	229,000	357,000
Other	59,000	82,000
Total	$7,039,000	$7,807,000

Gross Profit

The Company’s gross profit was $1,969,000 or 28% of net revenues for the nine months ended September 30, 2023, compared to $2,316,000 or 30% of net revenues for the nine months ended September 30, 2022, a decrease of $347,000. The primary driver of the decrease was due to lower absorption driven by excess manufacturing capacity and lower sales in the nine months ended September 30, 2023.

Selling, General and Administrative

Sales, general and administrative expenses for the nine months ended September 30, 2023 were $5,346,000 compared to $5,665,000 for the nine months ended September 30, 2022, a decrease of $319,000 or 6%. The variance was driven primarily by lower employee benefit expenses of approximately $475,000, offset by increased operating expenses for the Company’s CDMO facility of approximately $175,000.

Research and Development Expenses

Research and development expenses were $955,000 for the nine months ended September 30, 2023, compared to $1,317,000 for the nine months ended September 30, 2022, a decrease of $362,000 or 27%. The decrease was driven by lower personnel expenses of approximately $100,000 and lower project expenses of approximately $275,000.

Interest Expense

Interest expense increased to $6,689,000 for the nine months ended September 30, 2023 as compared to $3,572,000 for the nine months ended September 30, 2022, an increase of $3,117,000. The increase was driven by an additional amortization expense of approximately $3,500,000 related to triggering events from a decrease in the conversion price of the Note, offset by $400,000 less in interest expenses to the Note and July 2019 Note in the nine months ended September 30, 2023 as compared to the same period in 2022.

Loss on Retirement of Debt

Loss on retirement of debt was $326,000 in the nine months ended September 30, 2023 as a result of the January and July 2023 amendments to the July 2019 Note which extended the due date for six months and lowered the conversion price of the note.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $4,018,000 and $4,177,000 and working capital deficit of $1,965,000 and $625,000 at September 30, 2023 and December 31, 2022, respectively. We have primarily financed cash shortfalls from operations through private and public placement of equity and debt securities.

On March 15, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Offering”) (i) 125,000 shares of its common stock, $0.001 par value (the “Common Shares”), (ii) 946,429 pre-funded warrants to purchase Common Shares at a purchase price of $2.80, and (iii) common stock warrants to purchase up to an aggregate of 1,071,429 Common Shares. The warrants have an exercise price of $2.65 per share and are exercisable immediately upon issuance and expire five and one-half years following the issuance for a total net proceeds of approximately $2.6 million, excluding legal and transaction fees. The Offering closed on March 20, 2023. As of September 30, 2023, all pre-funded warrants were exercised.

On July 31, 2023 the Company entered into an Amendment No. 4 to the July 2019 Note with Orbrex (USA) Co. Limited (the "July 2019 Note Amendment”). The July 2019 Note Amendment amends the July 2019 Note to extend the maturity date of the July 2019 Note from July 31, 2023 to January 31, 2024. The July 2019 Note Amendment also changed the fixed conversion price under the July 2019 Note to $1.07 per share, provided that in the event that the Company issues shares, options, warrants, or convertible securities, subject to certain exceptions, at an effective price per common share lower than $1.07, then the conversion price will be adjusted to such lower issuance price.  As a result of the July 2019 Note Amendment, the conversion price of the Note with Lender was likewise reduced to $1.07 under the down-round conversion price adjustment provisions of such Note.

On September 28, 2023, the Company received a conversion notice from the Lender to convert a total of $700,000 of the outstanding accrued interest. The conversion resulted in an issuance of 654,206 shares of the Company’s common stock at a conversion price of $1.07 per share. Immediately following the conversion, the outstanding principal balance of the Note was $7,278,000 and accrued but unpaid interest of $225,000.

The Company has incurred historical losses from operations and expects to continue to incur operating losses in the near future.  We completed our new CDMO facility in October of 2023 and anticipate increasing cash from operations; however, the Company may need to raise additional capital to grow its business, fund operating expenses and make interest payments. The Company’s ability to fund its liquidity needs is subject to various risks, many of which are beyond its control. The Company may seek additional funding through debt borrowings, sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all. These factors and other indicators raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of this report.

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

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) or 15d-15(e)) as of September 30, 2023. Disclosure controls and procedures cover controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have both concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company, have been detected.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosure

Not applicable.

ITEM 5.	Other Information

(a)	None.
(b)	None.
(c)

During the three months ended September 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

4.3

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended, incorporated by reference to Exhibit 4.4 to Annual Report on Form 10-K filed on March 30, 2023.

4.4	Form of Common Warrant (Incorporated by reference to Exhibit 10.40 to Amendment No. 3 to Form S-1 filed with the SEC on October 17, 2022).
4.5	Form of Common Warrant, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 21, 2023.
4.6	Form of Pre-Funded Warrant, incorporated by reference to 4.2 to Form 8-K filed with the SEC on March 21, 2023.
4.7	Form of Warrant Amendment Agreement, incorporated by reference to 4.3 to Form 8K filed with the SEC on March 21, 2023.
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

ThermoGenesis Holdings, Inc. (Registrant)

Dated: November 13, 2023	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2023	/s/ Jeffery Cauble
Jeffery Cauble Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)