Form 10-K
period 2023-12-31
ThermoGenesis Holdings, Inc.
filed 2024-04-16
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether any of those error corrections are restatements that required a recover analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $2,827,985 based on the closing sales price as reported on the Nasdaq Stock Market.

Class	Outstanding at April 9, 2024
Common stock, $.001 par value	7,952,780

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

These forward-looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward‑looking statements, including:

●	the sufficiency and source of capital required to fund our operations and in furtherance of our business plan;
●	our ability to remain listed on Nasdaq Capital Market and remain in compliance with its listing standards;
●	the global perception of the clinical utility of banked cord blood and the amount of investment in research and development supporting clinical data for additional applications;
●	the success of any collaborative arrangements to commercialize our products;
●	our reliance on significant distributors or end users;
●	the availability and sufficiency of commercial scale manufacturing facilities and reliance on third-party contract manufacturers;
●	risks associated with our new CDMO business; and
●	our ability to protect our patents and trademarks in the U.S. and other countries.

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

Overview

ThermoGenesis Holdings, Inc. (“ThermoGenesis Holdings,” the “Company,” “we,” “our,” “us”) develops and commercializes a range of automated technologies for cell-banking, cell-processing, and cell-based therapeutics. Since the 1990’s, ThermoGenesis Holdings has been a pioneer in, and a leading provider of, automated systems that isolate, purify and cryogenically store units of hematopoietic stem and progenitor cells for the cord blood banking industry. The Company was founded in 1986 and is incorporated in the State of Delaware and headquartered in Rancho Cordova, CA.

Medical Device Products for Automated Cell Processing

The Company provides the AutoXpress® and BioArchive® platforms for automated clinical bio-banking, PXP® platform for point-of-care cell-based therapies and X-Series® products for cell processing services. All product lines are reporting as a single reporting segment in the financial statements.

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

Cell Processing:

●	X-Series® Products for general laboratory use: X-Lab® for cell isolation, X-Wash® System for cell washing and reformulation, and X-Mini® for high efficiency small scale cell purification.

Contract Development and Manufacturing Services for Cell and Cell-Based Gene Therapies

The Company expanded its business to include contract development and manufacturing services for cell and cell-based gene therapies. In October 2023, the Company announced the completion of its new state-of-the-art facility, housing ISO 7 cGMP cleanroom suites, along with research and development labs giving it the capabilities to become a world-class Contract Development and Manufacturing Organization (“CDMO”) for cell and cell-based gene therapies. The ReadyStart cGMP Cleanrooms and IncuStart Wet Labs are an incubator facility which provide the cleanroom environment, equipment, and services needed for R&D and cGMP manufacturing of cell and gene therapies and other life science products. The ReadyStart Cleanrooms consist of twelve leasable cGMP compliant ISO 7 cleanroom suites. Each private cGMP suite comes fully equipped and can be configured to meet the client’s specific needs. Within the cGMP facility are the IncuStart Wet Labs. The facility will be maintained and supported by ThermoGenesis’ operations, quality, regulatory and scientific staff, with more than 25 years of industry experience.

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

Research and Development

Research and development expenses related to our medical device products were $1,284,000 and $1,659,000 for the years ended December 31, 2023 and 2022, respectively. Research and development activities include expenses associated with the engineering, regulatory, and scientific affairs functions.

As of December 31, 2023, we have not incurred any material research and development expenses related to our new CDMO business.

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

Patents and Proprietary Rights

We believe that patent protection is important for our products and current and proposed business. We currently have over 30 issued patents globally relating to our medical devices that will expire at various times between March 2031 and May 2040. The patent positions can be uncertain because they involve interpretation of complex factual information and an evolving legal environment. The coverage sought in a patent application can be denied or significantly reduced either before or after the patent is issued. There can be no assurance that any of our pending patent applications will actually result in an issued patent. Furthermore, there can be no assurance that any existing or future patent will provide significant protection or commercial advantage, or that any existing or future patent will not be circumvented by a more basic patent. Generally, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. In addition, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent or the first to file a patent application for the subject matter covered by each of our pending U.S. and foreign patent applications.

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

Material Agreements

The following are certain material agreements involving our business in effect as of December 31, 2023:

Corning Incorporated

On August 30, 2019, the Company entered into a Supply Agreement with Corning (the “Supply Agreement”). The Supply Agreement has an initial term of five years with automatic two-year renewal terms, unless terminated by either party in accordance with the terms of the Supply Agreement (collectively, the “Term”). Pursuant to the Supply Agreement, the Company has granted to Corning exclusive worldwide distribution rights for substantially all X-Series® products (the “Products”) manufactured by its subsidiary, ThermoGenesis Corp., for the duration of the Term, subject to certain geographical and other exceptions. In addition, the Company has granted Corning rights of first refusal for the exclusive worldwide distribution of certain future products developed or introduced by the Company relating to cell isolation or cell selection, including any such products substantially related or similar to the Products (the “ROFR Products”). As consideration for the exclusive worldwide distribution rights for the Products and ROFR Products, Corning paid a $2,000,000 upfront fee, in addition to any amounts payable throughout the Term for the Products and any ROFR Products.

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

Technology License and Escrow Agreement

As part of the Amendment, the Company updated the compliance conditions in the Technology License and Escrow Agreement (the “Escrow Agreement”), which was originally signed by the Company and CBR in June 2010. Under the Escrow Agreement, we granted CBR a perpetual, royalty-free license to certain intellectual property necessary for the manufacture of AXP® devices and disposables. The license is for the sole and limited purpose of ensuring continued supply of AXP devices and disposables for use by CBR. The licensed intellectual property is held in escrow and available to CBR only in the event of a default under the Escrow Agreement. The Escrow Agreement requires that our cash balance and short-term investments, net of non-convertible debt and borrowed funds that are payable within one year, is greater than $1,000,000 at the end of each month or we will be in default of the agreement. Upon a default, CBR may take possession of the escrowed intellectual property and initiate manufacturing of AXP device and disposables for their internal use. The Company was in compliance with the License and Escrow Agreement at December 31, 2023.

Employees

As of December 31, 2023, we and our subsidiaries had 25 employees consisting of 23 full-time U.S. employees and 2 full-time employees in India. We also utilize temporary employees throughout the year to address business needs and significant fluctuations in orders and product manufacturing. None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppage.

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

Our largest stockholder has significant influence over us which could limit your ability to influence the outcome of key transactions, including a change of control, and could negatively impact the market price of our common stock by discouraging third party investors. As of December 31, 2023, approximately 9% of our outstanding common stock is owned by Boyalife Group USA (“Boyalife”). In addition, pursuant to the terms of the Amended Nomination Agreement we entered into with Boyalife in April 2018, Boyalife has the right to designate a number of members of our board of directors that is in proportion to the “Boyalife Ownership Percentage”, which is Boyalife and its affiliates’ combined percentage ownership of outstanding common stock, treating as outstanding any shares of common stock underlying convertible securities that are immediately exercisable by Boyalife and its affiliates’ (including under the debt facility) without any further payment. The Amended Nomination Agreement will terminate according to its terms when and if the Boyalife Ownership Percentage falls below 20%.

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

Boyalife is also a material creditor of our Company. We are a party to a revolving debt facility with Boyalife which has a maximum borrowing availability of $10,000,000 and an outstanding balance as of December 31, 2023 of $7,278,000 in principal and $634,000 in accrued interest. The debt facility, as amended, matures on December 31, 2024, with accrued interest due annually on the last day of each calendar year. Because this debt facility is secured by all of our shares in our ThermoGenesis Corp. subsidiary, an event of default under the debt facility would have a material adverse impact on our interest in ThermoGenesis Corp. if the lender under the debt facility elected to foreclose on such security interest.

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

A significant portion of revenue is derived from customers outside the United States. We may lose revenues, market share, and profits due to exchange rate fluctuations and political and economic changes related to its foreign business. For the year ended December 31, 2023, sales to customers outside the U.S. comprised approximately 33% of revenues. This compares to 37% for the year ended December 31, 2022. Our foreign business is subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial position and results.

The loss of a significant customer may adversely affect our financial condition and results of operations. The percentage of revenues from our largest customer were 30% and 33% for the years ended December 31, 2023 and 2022, respectively. The loss of a large customer may significantly decrease revenues.

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

The COVID-19 pandemic created a global health crisis and an unprecedented disruption of commercial activity around the world. The future consequences of COVID-19 or other pandemics, wars or other hostilities, geopolitical instability, widespread cyberattacks, climate events or other national or global crises are uncertain and we cannot predict how such events may affect our future financial condition and results of operations. Disruptions in commercial activity and changes in consumer spending resulting from the COVID-19 pandemic significantly affected worldwide commerce and the global economy. Although we operated continuously throughout the pandemic, and while conditions in the U.S. and around the world have significantly improved, we cannot predict how new variants of coronavirus could impact our operations in the future. In addition, we could be affected by other significant events in the United States or abroad that could cause similar disruptions in commerce, like future pandemics, the outbreak of war or other hostilities, geopolitical conflicts, cyberattacks affecting infrastructure we depend on, and climate emergencies. The direct and indirect effects of the COVID-19 pandemic are widespread and may evolve, and the effects of similar future disasters are also uncertain. It is possible that the pandemic and similar events, and economic conditions resulting from those events, could affect our business in the future in ways that we do not or cannot now anticipate.

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

Risks Related to Operating Results and Financial Markets

We have incurred net losses and we anticipate that our losses will continue. We have not been profitable for a significant period. For the years ended December 31, 2023 and 2022, we had a net loss of $18,819,000 and $11,812,000 respectively and an accumulated deficit at December 31, 2023 of $284,168,000. The report of our independent auditors on our December 31, 2023 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We will continue to incur significant costs as we develop and market our current products and related applications. Although we are executing our business plan to develop, market and launch new products, continuing losses may impair our ability to fully meet our objectives for new product sales or threaten our ability to continue as a going concern in future years.

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

Nasdaq’s listing standards provide that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. On January 8, 2024, we received written notice from the Nasdaq Listing Qualifications Department notifying the Company that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market, due to the bid price of the Company’s common stock closing below the minimum $1.00 per share for the thirty (30) consecutive business days prior to the date of the Notification Letter. In accordance with listing rules, the Company was afforded 180 days, or until July 8, 2024, to regain compliance.  If during this 180-day compliance period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, then Nasdaq will provide the Company with written confirmation of compliance and the matter will be closed. If compliance cannot be demonstrated by July 8, 2024, the Company may be eligible for additional time.  To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards on Nasdaq (except the bid price requirement).  In addition, the Company would be required to provide written notice of its intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary. The Notice states that, if the Company meets these standards, then the Company may be eligible to have an additional 180-calendar day compliance period.  If the Company is not granted an additional 180-day compliance period, then Nasdaq will provide written notification that the Company’s securities will be subject to delisting.  At that time, the Company may appeal the determination to delist its securities to a Nasdaq hearings panel.  There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement or otherwise maintain compliance with the other listing requirements.

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

Risks Related to Our New Contract Development and Manufacturing Organization (CDMO) Service

Our CDMO business is a new business line for us, and we have not yet recognized any material revenues from this business, and we are subject to the general risks associated with entering into a new business. We have not yet received material revenues from our new CDMO business, and there is no assurance that we will be able to generate sufficient business to generate material revenues. In addition, initiating new business activities or strategies like our new CDMO business may expose us to new or increased financial, regulatory, reputational and other risks. We cannot be certain that we will be able to manage the associated risks and compliance requirements effectively. Such risks include a lack of experienced management-level personnel, increased administrative burden, increased logistical problems common to large, expansive operations, increased credit and liquidity risk and increased regulatory scrutiny.

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

External competition from other CDMO cell manufacturing service providers may be harmful to our CDMO business. We face competition from other companies that are large, well-established manufacturers with financial, technical, research and development and sales and marketing resources that are significantly greater than ours. We also face competition from academic and research institutions that may choose to self-manufacture rather than utilize a contract manufacturer. To be successful, we will need to convince potential customers that our technology and capabilities are more innovative, of higher-efficiency and more cost-effective than could be achieved through internal manufacturing; and demonstrate that our technology and expertise in automated cell processing is unique to the industry. Our ability to achieve this and to successfully compete against other manufacturers will depend, in large part, on our success in developing innovative cell processing technologies that improve the efficiency and reduce the drug cost associated with cell therapy manufacturing. If we are unable to successfully demonstrate our competitive advantages, we may not be able to compete against other manufacturers.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 1C.	Cybersecurity

Cybersecurity risk management is part of the Company's overall enterprise risk management program. Our cybersecurity risk management program is designed to provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers, and facilitate coordination across different departments of our company. This framework includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our board of directors of material cybersecurity threats and incidents. We engage with third party service providers to perform penetration tests and to inform us of possible vulnerabilities. In addition, cybersecurity training is provided to all employees on a regular basis but at least annually.

Our board of directors has overall oversight responsibility for our risk management, including the cybersecurity risk management program. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Vice President of Operations who monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Any significant Cyber incidents are reported to the audit committee and ultimately to the board of directors.

ITEM 2.	Properties

We lease a facility with approximately 28,000 square feet of space located in Rancho Cordova, California. The facility is comprised of warehouse space, manufacturing operations, office space, a biologics lab, a clean room, and a research and development lab. The lease expires May 31, 2024.

We lease a facility with approximately 35,000 square feet of space in Rancho Cordova, California for space that will house our CDMO cell manufacturing operations. The lease expires September 30, 2027, with the option to renew the lease for two five-year periods.

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

We have not paid cash dividends on our common stock and do not intend to pay a cash dividend in the foreseeable future. There were approximately 141 stockholders of record on March 1, 2024, not including beneficial owners who own their stock in street name through Cede & Co. and others.

The Company did not repurchase any of its shares during the year ended December 31, 2023.

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

General Overview

The Company develops and commercializes a range of automated technologies for cell-banking, cell-processing, and cell-based therapeutics. Since the 1990’s ThermoGenesis Holdings has been a pioneer in, and a leading provider of, automated systems that isolate, purify and cryogenically store units of hematopoietic stem and progenitor cells for the cord blood banking industry. The Company was founded in 1986 and is incorporated in the State of Delaware and headquartered in Rancho Cordova, CA.

The Company provides the AutoXpress® and BioArchive® platforms for automated clinical bio-banking, PXP® platform for point-of-care cell-based therapies and X-Series® products for cell processing services. All product lines are reporting as a single reporting segment in the financial statements.

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

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Net Revenues

Net revenues for the year ended December 31, 2023, were $9,445,000 compared to $10,483,000 for the year ended December 31, 2022, a decrease of $1,038,000 or 10%. The decrease in revenue was driven by approximately $1,800,000 less in AXP disposables as a result of the Company’s change in its contract manufacturer for AXP bagsets. As the new manufacturer spent a significant portion of the second half of 2023 completing implementation and quality testing, fewer AXP bagsets were available to sell. By December 2023, our new manufacturer was fully operational. We expect our production capacity in 2024 will be sufficient to meet our demand. The decrease in AXP disposable sales was offset by approximately $600,000 more in AXP device sales, as the Company added several new customers for AXP, resulting in additional purchases of the device hardware required to utilize the technology. Additionally, BioArchive revenue increased in 2023, primarily due to higher service revenue; and other sales decreased, primarily due to the Company discontinuing sales of manual disposables in 2023.

Revenues were comprised of the following:

	Years Ended December 31,
	2023	2022

AXP	$5,202,000	$6,391,000
BioArchive	2,845,000	2,215,000
CAR-TXpress	1,052,000	1,129,000
Other	346,000	748,000
	$9,445,000	$10,483,000

Gross Profit

The Company’s gross profit was $1,931,000 or 20% of net revenues for the year ended December 31, 2023, compared to $2,710,000 or 26% for the year ended December 31, 2022, a decrease of $779,000 or 29%. The primary driver of the decrease in 2023 was additional inventory reserves of approximately $900,000, offset by sales at higher margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,221,000 for the year ended December 31, 2023, as compared to $7,244,000 for the year ended December 31, 2022, a decrease of $23,000. The difference was primarily driven by approximately $400,000 less in accrued employee short term incentives, offset by increased expenses for the Company’s CDMO facility of approximately $160,000, consulting costs of approximately $140,000 and advertising expenses of approximately $90,000 in 2023.

Research and Development Expenses

Research and development expenses were $1,284,000 for the year ended December 31, 2023, compared to $1,659,000 for the year ended December 31, 2022, a decrease of $375,000 or 23%. The decrease was driven by lower personnel expenses of approximately $100,000 and lower project expenses of approximately $275,000.

Impairment Charges

The Company incurred impairment charges of $2,036,000 during the year ended December 31, 2023.  The Company experienced a significant and sustained decline in its stock price during the year ended December 31, 2023.  The decline resulted in the Company’s market capitalization falling significantly below the recorded value of its consolidated net assets.  Additionally, in February 2024, the Company’s distribution agreement with Corning was not extended for up to four years as was available in the agreement. As a result, the Company determined it was unlikely it would be able to successfully commercialize its in-process technology, halted its development, and removed all related revenues from its long-term forecasts.  Driven by these factors, the Company determined that it is more likely than not the fair value of the Company’s indefinite-lived and developed technology intangible assets and related goodwill is less than the carrying value.  The Company recorded an impairment charge of $1,255,000 to intangible assets and $781,000 to goodwill during the year ended December 31, 2023.

Interest Expense

Interest expense increased to $10,032,000 for the year ended December 31, 2023, as compared to $5,616,000 for the year ended December 31, 2022, a difference of $4,416,000. The increase was driven by approximately $5,000,000 in additional amortization expense related to triggering events from a decrease in the conversion price of the Note and January 2019 Note in 2023, offset by lower interest expense related to the notes of approximately $400,000.

Liquidity and Capital Resources

At December 31, 2023, we had cash and cash equivalents of $2,000,000. We have used cash generated from operations and private and public placement of equity securities as our primary sources of liquidity.

The Company has a Revolving Credit Agreement with Boyalife Group, Inc. As of December 31, 2023, the Company had drawn down $7,278,000 of the $10,000,000 that is available under the Revolving Credit Agreement, which matures in December 2024. Boyalife Group Inc. is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Company does not expect to be able to draw additional funds from the Revolving Credit Agreement in 2024.

The Company also had an unsecured convertible promissory note with an accredited investor pursuant to which the Company issued and sold to such investor with an original principal amount of $1,000,000. As of December 31, 2023, the outstanding balance of the note was $397,000. The note matured on January 31, 2024, at which time the Company paid the outstanding balance of the note.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, assumptions made in valuing financial instruments issued in various compensation and financing arrangements, depreciation and amortization, fair values of intangibles and goodwill, allowance for credit losses, carrying amounts of inventories, warranties, deferred income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  See Note 3 “Summary of Significant Accounting Policies” to the Notes to the Consolidated Financial Statements contained in Item 8. We believe the following policies are critical and require significant judgement by the Company:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

ThermoGenesis Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ThermoGenesis Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional capital to grow its business, fund operating expenses and make interest payments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

●	We looked for indications that the reserve for excess and slow-moving inventory may be understated by evaluating write-off activity of inventory subsequent to December 31, 2023.
●	We considered the existence of contradictory evidence based on consideration of internal communication to management and the board of directors, Company press releases, and any changes within the business.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2015.

New York, NY
April 15, 2024

ThermoGenesis Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,000,000	$4,177,000
Accounts receivable, net of allowance for credit losses of $4,000 ($149,000 at December 31, 2022)	949,000	1,865,000
Inventories	1,406,000	3,334,000
Prepaid expenses and other current assets	825,000	1,508,000
Total current assets	5,180,000	10,884,000

Inventories, non-current	–	1,003,000
Equipment and leasehold improvements, net	2,586,000	1,254,000
Right-of-use operating lease assets, net	122,000	372,000
Right-of-use operating lease assets – related party, net	3,088,000	3,550,000
Goodwill	–	781,000
Intangible assets, net	–	1,286,000
Other assets	256,000	256,000
Total assets	$11,232,000	$19,386,000

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$948,000	$820,000
Accrued payroll and related expenses	376,000	399,000
Deferred revenue – short-term	670,000	782,000
Convertible promissory note – related party	7,278,000	5,777,000
Interest payable – related party	634,000	1,492,000
Convertible promissory note, net	378,000	962,000
Other current liabilities	1,478,000	1,277,000
Total current liabilities	11,762,000	11,509,000

Operating lease obligations – long-term	–	131,000
Operating lease obligations – related party – long-term	2,900,000	3,495,000
Deferred revenue – long-term	127,000	911,000
Other noncurrent liabilities	27,000	17,000
Total liabilities	14,816,000	16,063,000

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	–	–
Common stock, $0.001 par value; 350,000,000 shares authorized; 3,617,886 issued and outstanding (1,037,138 at December 31, 2022)	4,000	1,000
Additional paid in capital	282,383,000	270,377,000
Accumulated deficit	(284,168,000)	(266,193,000)
Accumulated other comprehensive loss	114,000	111,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity	(1,667,000)	4,296,000

Noncontrolling interests	(1,917,000)	(973,000)
Total equity / (deficit)	(3,584,000)	3,323,000
Total liabilities and equity / (deficit)	$11,232,000	$19,386,000

See accompanying notes to consolidated financial statements.

ThermoGenesis Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2023	2022

Net revenues	$9,445,000	$10,483,000
Cost of revenues	7,514,000	7,773,000
Gross profit	1,931,000	2,710,000

Expenses:
Selling, general and administrative	7,221,000	7,244,000
Research and development	1,284,000	1,659,000
Impairment charges	2,036,000	–

Total operating expenses	10,541,000	8,903,000

Loss from operations	(8,610,000)	(6,193,000)

Other expenses
Interest expense	(10,032,000)	(5,616,000)
Loss on retirement of debt	(326,000)	–
Other income / (expense)	49,000	(3,000)

Total other expense	(10,309,000)	(5,619,000)

Net loss	$(18,919,000)	$(11,812,000)

Loss attributable to non-controlling interests	(944,000)	(542,000)
Net loss attributable to common stockholders	$(17,975,000)	$(11,270,000)

COMPREHENSIVE LOSS
Net loss	$(18,919,000)	$(11,812,000)
Other comprehensive loss:
Foreign currency translation adjustments gain	3,000	80,000
Comprehensive loss	(18,916,000)	(11,732,000)
Comprehensive loss attributable to non-controlling interests	(944,000)	(542,000)
Comprehensive loss attributable to common stockholders	$(17,972,000)	$(11,190,000)

Per share data:
Basic and diluted net loss per common share	$(7.59)	$(20.45)

Weighted average common shares outstanding basic and diluted	2,368,112	550,993

See accompanying notes to consolidated financial statements.

ThermoGenesis Holdings, Inc.

Consolidated Statements of Equity / (Deficit)

For the years ended December 31, 2023 and 2022

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non- Controlling Interests	Total Equity
Balance at January 1, 2023	1,037,138	$1,000	$270,377,000	$(266,193,000)	$111,000	$(973,000)	$3,323,000

Stock-based compensation expense	–	–	39,000	–	–	–	39,000
Related party convertible note price reset	–	–	7,291,000	–	–	–	7,291,000
Related party convertible note converted to common stock	654,206	1,000	699,000	–	–	–	700,000
Convertible note price reset	–	–	99,000	–	–	–	99,000
Conversion of note payable to common stock	215,000	1,000	602,000	–	–	–	603,000
Sale of common stock and warrants, net	125,000	–	2,640,000	–	–	–	2,640,000
Exercise of Pre-funded warrant	946,429	–	–	–	–	–	–
Exercise of warrants	158,731	–	421,000	–	–	–	421,000
Issuance of common stock via at- the-market offering, net	481,382	1,000	215,000	–		–	217,000
Foreign currency translation gain	–	–	–		3,000		3,000
Net loss	–	–	–	(17,975,000)	–	(944,000)	(18,919,000)
Balance at December 31, 2023	3,617,886	4,000	$282,383,000	$(284,168,000)	114,000	$(1,917,000)	$(3,584,000)

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non-Controlling Interests	Total Equity
Balance at January 1, 2022	279,629	$–	$268,459,000	$(264,662,000)	$31,000	$(431,000)	$3,397,000

Stock-based compensation expense	–	–	267,000	–		–	267,000
Adoption of ASU 2020-06	–	–	(10,681,000)	9,739,000	–	–	(942,000)
Issuance of common stock via at- the-market offering, net	196,843	–	3,037,000	–	–	–	3,037,000
Related party convertible note price reset	–	–	4,635,000	–	–	–	4,635,000
Convertible note price reset	–	–	112,000	–	–	–	112,000
Conversion of related party note payable to common stock	234,495	1,000	2,999,000	–	–	–	3,000,000
Sale of common stock and warrants, net	261,885	–	1,546,000	–	–	–	1,546,000
Exercise of pre-funded warrants	64,286		3,000				3,000
Foreign currency translation gain	–	–	–	–	80,000	–	80,000
Net loss	–	–	–	(11,270,000)	–	(542,000)	(11,812,000)
Balance at December 31, 2022	1,037,138	$1,000	$270,377,000	$(266,193,000)	$111,000	$(973,000)	$3,323,000

*Accumulated other comprehensive loss.

See accompanying notes to consolidated financial statements.

ThermoGenesis Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,919,000)	$(11,812,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,147,000	926,000
Stock-based compensation expense	39,000	267,000
Amortization of debt discount/premium, net	8,305,000	3,487,000
Reserve for excess and slow-moving inventories	1,357,000	667,000
Reserve for bad debt expense	–	2,000
Loss on retirement of debt	326,000	–
Impairment charges	2,036,000	–
Loss on disposal of equipment	–	11,000
Net change in operating assets and liabilities:
Accounts receivable	915,000	(1,134,000)
Inventories	1,574,000	2,073,000
Prepaid expenses and other assets	682,000	(139,000)
Accounts payable	130,000	(386,000)
Interest payable - related party	120,000	(738,000)
Accrued payroll and related expenses	(23,000)	51,000
Deferred revenue – short term	(92,000)	63,000
Other current liabilities	181,000	330,000
Long-term deferred revenue and other noncurrent liabilities	(1,499,000)	(951,000)

Net cash used in operating activities	(3,721,000)	(7,283,000)

Cash flows from investing activities:
Capital expenditures	(1,733,000)	(400,000)

Net cash used in investing activities	(1,733,000)	(400,000)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net	2,857,000	4,583,000
Proceeds from exercise of warrants and pre-funded warrants	421,000	3,000

Net cash provided by financing activities	3,278,000	4,586,000

Effects of foreign currency rate changes on cash and cash equivalents	(1,000)	(6,000)
Net increase (decrease) in cash and cash equivalents	(2,177,000)	(3,103,000)

Cash and cash equivalents at beginning of period	4,177,000	7,280,000
Cash and cash equivalents at end of period	$2,000,000	$4,177,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$140,000	$180,000
Fair value of January 2023 amended convertible note issued in connection with the extinguishment of original convertible note	$1,239,000	–
Fair value of July 2023 amended convertible note issued in connection with the extinguishment of original convertible note	$484,000	–
Cash paid for related party interest	$1,492,000	$2,628,000
Right-to-use asset acquired under operating lease, related party	–	$3,863,000
Convertible note price reset	$99,000	$112,000
Related party convertible note price reset	$7,291,000	$4,635,000
Related party promissory note converted to common stock	$700,000	$3,000,000
Promissory note converted to common stock	$603,000	–

See accompanying notes to consolidated financial statements.

ThermoGenesis Holdings, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

The Company develops and commercializes a range of automated technologies for cell-banking, cell-processing, and cell-based therapeutics. Since the 1990’s, ThermoGenesis Holdings has been a pioneer in, and a leading provider of, automated systems that isolate, purify and cryogenically store units of hematopoietic stem and progenitor cells for the cord blood banking industry. The Company was founded in 1986 and is incorporated in the State of Delaware and headquartered in Rancho Cordova, CA.

Medical Device Products for Automated Cell Processing

The Company provides the AutoXpress® and BioArchive® platforms for automated clinical bio-banking, PXP® platform for point-of-care cell-based therapies and X-Series® products for cell processing services. All product lines are reporting as a single reporting segment in the financial statements.

CDMO Business

The Company is expanding its business to include contract development and manufacturing services for cell and cell-based gene therapies. The Company is in the process of building out its capabilities to become a world-class Contract Development and Manufacturing Organization (“CDMO”) for cell and cell-based gene therapies. The Company opened a new facility in the Sacramento metro area, containing a total of twelve, class-7, ReadyStart cGMP Suites available for lease by early-stage life science and cell gene therapy companies. The ReadyStart Suites are located in a 35,500+ square foot cGMP facility that will meet the highest scientific, quality, and regulatory requirements. The CDMO facility was completed in October of 2023.

Our common stock is traded on the Nasdaq Capital Market exchange under the ticker symbol “THMO”.

2.	Going Concern

At December 31, 2023, the Company had cash and cash equivalents of $2,000,000 and a working capital deficit of $6,582,000. The Company has incurred historical losses from operations and expects to continue to incur operating losses in the near future. The Company will need to raise additional capital to grow its business, fund operating expenses and make interest payments. The Company’s ability to fund its liquidity needs is subject to various risks, many of which are beyond its control. The Company will seek additional funding through debt borrowings, sales of debt or equity securities or strategic partnerships. The Company cannot guarantee that such funding will be available on a timely basis, in needed quantities or on terms favorable to the Company, if at all. These factors and other indicators raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of this report.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and applicable rules and regulations of the SEC.

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

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the allowance for credit losses, carrying amounts of inventories, depreciation and amortization, warranty obligations, assumptions made in valuing financial instruments issued in various compensation and financing arrangements, deferred income taxes and related valuation allowance and the fair values of intangibles and goodwill. Actual results could materially differ from the estimates and assumptions used in the preparation of the Company’s consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents is maintained in checking accounts with reputable financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has cash and cash equivalents of $14,000 and $47,000 at December 31, 2023 and 2022, respectively, in India. The Company has not experienced any realized losses on the Company’s deposits of cash and cash equivalents.

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

Accounts Receivable and Allowance for Credit Losses

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for credit losses, represents their estimated net realizable value. The Company estimates the allowance for credit losses based on historical collection trends, age of outstanding receivables, customer creditworthiness and existing economic conditions. A customer’s receivable balance is considered past-due based on its contractual terms. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due and there is no possibility of recovery.

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

At times, the Company will purchase inventories in larger quantities to obtain volume purchase discounts. In some cases, purchases may exceed expected sales for certain products in the following year. If the Company purchases inventory which is likely to not be sold in the next year, that inventory is classified as non-current. As of December 31, 2023 and December 31, 2022, the Company had $0 and $1,003,000, respectively, of non-current inventory.

Equipment and Leasehold Improvements, Net

Equipment consisting of machinery and equipment, computers and software, office equipment and leasehold improvements is recorded at cost less accumulated depreciation. Repair and maintenance costs are expensed as incurred. Depreciation for machinery and equipment, computers and software and office furniture are computed under the straight-line method over the estimated useful lives. Leasehold improvements are amortized under the straight-line method over their estimated useful lives or the remaining lease period, whichever is shorter. When equipment and leasehold improvements are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and the impact of any resulting gain or loss is recognized within general and administrative expenses in the consolidated statement of operations for the period.

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

Acquired In-Process Research and Development

Acquired in-process research and development that the Company acquires through business combinations represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a determination as to the then useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated and begin amortization. The Company tests intangible assets for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results.

Patent Costs

The costs incurred in connection with patent applications, in defending and maintaining intellectual property rights and litigation proceedings are expensed as incurred.

Credit Risk

Currently, the Company primarily manufactures and sells cellular processing systems and thermodynamic devices principally to the blood and cellular component processing industry and performs ongoing evaluations of the credit-worthiness of the Company’s customers. The Company believes that adequate provisions for uncollectible accounts have been made in the accompanying consolidated financial statements. To date, the Company has not experienced significant credit related losses.

Income Taxes

The tax years 2004-2022 remain open to examination by the major taxing jurisdictions to which the Company is subject; however, there is no current examination. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. There were no unrecognized tax benefits during the periods presented.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not have an impact on net loss as previously reported. As a result of the reverse stock split effected by the Company on December 22, 2022, common stock and additional paid in capital amounts from prior periods were adjusted as to reflect if the reverse split had occurred in the prior periods. For revenue by product line, manual disposables where consolidated into the other line item as the Company discontinued sales of that product in 2023.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”). The ASU introduced a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. The Company adopted the standard effective January 1, 2023. Based on the composition of the Company’s trade receivables and unbilled revenue, and expected future losses, the adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency and decision usefulness of income tax disclosures. Notably, the ASU requires entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, as well as disclosures of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Retrospective application to each period presented in the financial statements is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires all public entities, including those that have a single reportable segment, to provide enhanced disclosures primarily about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The new guidance is required to be applied on a retrospective basis, with all required disclosures to be made for all prior periods presented in the financial statements. The segment expense categories and amounts disclosed in prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU modifies the disclosure or presentation requirements of a variety of Topics in the Codification by aligning them with the SEC’s regulations. The amendments to the various Topics should be applied prospectively, and the effective date for the Company for each amendment will be determined based on the effective date of the SEC’s removal of the related disclosure from Regulation S-X or Regulation S-K. If the SEC has not removed the applicable requirement by June 30, 2027, then the related amendment in ASU 2023-06 will be removed from the Codification and will not become effective. Early adoption of this ASU is prohibited. We are currently evaluating the new ASU to determine if it will have an impact on the disclosures or presentation in our consolidated financial statements.

4.	Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

	Years Ended December 31,
	2023	2022	Estimated Useful Life (in years)
Machinery and equipment(1)	$7,705,000	$6,610,000	2.5	-	10
Computer and software	631,000	631,000	2	-	5
Office equipment	270,000	256,000	5	-	10
Leasehold improvements	1,555,000	932,000	5 years or remaining lease term
Total equipment	10,159,000	8,429,000
Less accumulated depreciation	(7,575,000)	(7,175,000)
Total equipment and leasehold improvements, net	$2,586,000	$1,254,000

_________

(1)	Includes $131,000 and $391,000 for cost related to construction in progress for the years ended December 31, 2023 and 2022, respectively.

 Depreciation expense for the years ended December 31, 2023 and 2022 was $400,000 and $387,000, respectively.

5.	Intangible Assets and Goodwill

For the year ended December 31, 2023, in accordance with ASC 350, the Company performed a qualitative analysis to determine if it is more likely than not the fair value of its intangible assets and goodwill is less than the carrying amount. In performing the assessment, the Company used current market capitalization, internal forecasts, and other factors as the best evidence of fair value.  These assumptions represent Level 3 inputs.  Reviewing the market capitalization, it was determined that during the year ended December 31, 2023, the Company experienced a significant and sustained decline in its stock price.  The decline resulted in the Company’s market capitalization falling significantly below the recorded value of its consolidated net assets.  Additionally, in February 2024, the Company’s distribution agreement with Corning was not extended for up to four years as was available in the agreement.  As a result, the Company determined it was unlikely it would be able to successfully commercialize its in-process technology, halted its development, and removed all related revenues from its long-term forecasts.  Driven by these factors, the qualitative assessment determined that it is more likely than not the fair value of the Company’s indefinite-lived and developed technology intangible assets and related goodwill is less than the carrying value. The Company recorded an impairment charge of $1,255,000 to intangible assets and $781,000 to goodwill during the year ended December 31, 2023, as shown in the following table:

	Intangible Assets	Goodwill

Balance at January 1, 2022, net	$1,318,000	$781,000
Amortization	(32,000)	–

Balance at December 31, 2022, net	$1,286,000	$781,000
Amortization	(31,000)	–
Impairment charge	(1,255,000)	(781,000)

Balance at December 31, 2023, net	$–	$–

6.	Related Party Transactions

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Group (USA), Inc. (the “Lender”), which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement, as amended, grants the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to the maturity date. On March 6, 2023, the Company entered into an Amendment No. 2 (the “Amendment to the Note”) to its Second Amended and Restated Convertible Promissory Note with Boyalife Group Inc. (the “Note”), and an Amendment No. 3 to its First Amended and Restated Revolving Credit Agreement with Boyalife Group Inc. The Amendment to the Note amended and extended the maturity date of the Note from March 6, 2023 to December 31, 2023 (the “Maturity Date”) and added to the principal balance of the Note all accrued and unpaid interest at the time of the extension. As of December 31, 2023, the outstanding principal balance of the Note was $7,278,000. Subsequent to December 31, 2023, the Maturity Date of the Note was extended to December 31, 2024.

The Company performed a debt extinguishment vs. modification analysis on the Amendment to the Note and determined that the amendment would be considered an extinguishment, due to an increase of more than 10% to the value of the embedded conversion option. However, no gain or loss was recorded in the  consolidated statements of operations and comprehensive loss at the time of the Amendment as it was determined that the fair value of the Amendment to the Note and accrued interest was the same before and after the extension.

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

The following summarizes the Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Debt Discount	Carrying Value
December 31, 2023	12/31/24	22%	$0.79	$7,278,000	$–	$7,278,000
December 31, 2022	12/31/23	22%	$6.30	$7,000,000	$(1,223,000)	$5,777,000

The Note includes a down-round anti-dilution provision that lowers its conversion price if the Company sells shares of common stock or issues convertible debt at a lower price per share. Through December 31, 2023, the down-round provision was triggered as noted below:

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

In December 2023, when the conversion price of the Note was $1.07 per share, the Company entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), under which the Company can offer and sell, from time to time, shares of its common stock, $0.001 par value. During the year ended December 31, 2023, through multiple transactions the Company sold shares of its common stock with an average selling price of $0.79, resulting in a triggering event lowering the conversion price of the Note to $0.79. The triggering event created an incremental value of approximately $471,000 which was treated as a discount to the carrying amount of the Note and will be amortized over its remaining term.

A Black-Scholes pricing model was utilized to determine the change in the before and after incremental value of the conversion option at each triggering event, with the following inputs:

	January 2023	March 2023	July 2023	December 2023
Conversion price before	$6.30	$2.87	$2.65	$1.07
Conversion price after	$2.87	$2.65	$1.07	$0.79
Term (years)	0.09	0.78	0.42	0.05
Volatility	167%	168.9%	156.8%	71.6%
Dividend rate	0%	0%	0%	0%
Risk free rate	4.46%	4.20%	4.22%	4.30

The Company amortized a debt discount of $8,518,000 and $3,413,000 for the years ended December 31, 2023 and 2022, respectively. The debt discounts are related to down round triggering events that occurred during each year. In addition to the amortization, the Company also recorded interest expense of $1,612,000 and $1,890,000 for the years ended December 31, 2023 and 2022, respectively. The interest payable balance as of December 31, 2023 and December 31, 2022 was $634,000 and $1,492,000, respectively.

7.	Convertible Promissory Note

July 2019 Note

On July 23, 2019, the Company entered into a private placement with Orbrex (USA) Co. Limited (“Orbrex”), pursuant to which the Company issued and sold to Orbrex an unsecured convertible promissory note, as amended, in the original principal amount of $1,000,000 (the “July 2019 Note”). The July 2019 Note bears interest at a rate of twenty-four percent (24%) per annum and is payable in arrears on January 31 of each year. In the year ended December 31, 2023, the Company has amended the July 2019 Note two times:

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

●	Between January 1, 2023 and March 31, 2023, the holder of the July 2019 Note converted $603,000 of the Note for 215,000 shares.

The following summarizes the July 2019 Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Debt Discount/ Premium	Carrying Value
December 31, 2023	1/31/2024	24%	$0.79	$397,000	$19,000	$416,000
December 31, 2022	7/31/2023	24%	$6.30	$1,000,000	$(38,000)	$962,000

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

In December 2023, when the conversion price of the Note was $1.07 per share, the Company entered into an At The Market Offering Agreement with Wainwright, under which the Company can offer and sell, from time to time, shares of its common stock, $0.001 par value. During the year ended December 31, 2023, through multiple transactions the Company sold shares of its common stock with an average selling price of $0.79, resulting in a triggering event lowering the conversion price of the Note to $0.79. The triggering event created an incremental value of approximately $56,000 which was treated as a discount to the carrying amount of the Note and will be amortized over its remaining term.

A Black-Scholes pricing model was utilized to determine the change in the before and after incremental value of the conversion option at each triggering event, with the following inputs:

	March 2023	December 2023
Conversion price before	$2.87	$1.07
Conversion price after	$2.65	$0.79
Term (years)	0.36	0.14
Volatility	182%	96.3
Dividend rate	0%	0%
Risk free rate	4.20%	4.30%

The Company amortized a debt discount on the July 2019 Note of $101,000 and $74,000 for the years ended December 31, 2023 and 2022, respectively. The debt discounts are related to the down round triggering events that occurred during each year. Interest expense related to the July 2019 Note was $114,000 and $240,000 for the years ended December 31, 2023 and 2022. The interest payable balance as of December 31, 2023 and 2022 was $94,000 and $120,000, respectively. The July 2019 Note matured on January 31, 2024, at which time the Company paid the outstanding balance of $397,000.

8.	Related Party Lease

Z3 Investment

On March 24, 2022, the Company entered into a five year Lease Agreement with Z3 Investment LLC, an affiliate of the Company’s Chairman and CEO, and COO, beginning April 1, 2022, for approximately 35,000 square feet of laboratory and office space in Rancho Cordova, California. Under the terms of the agreement, monthly rent is $108,000 per month (with a 4% annual increase). Additionally, the Company will pay all operating expenses as they become due estimated to be approximately $20,000 per month and will be expensed in the period incurred. The Company has the option to renew the lease for up to ten years after the commencement of the initial five-year term.

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

The following summarizes the Company’s operating lease at December 31:

	2023	2022
Right-of-use operating lease assets – related party, net	$3,088,000	$3,550,000
Current lease liability (included in other current liabilities)	595,000	433,000
Non-current lease liability – related party	2,900,000	3,495,000

Weighted average remaining lease term	3.8	4.8
Discount rate	22%	22%

Maturities of lease liabilities by year for our operating lease are as follows:

2024	$1,307,000
2025	1,359,000
2026	1,428,000
2027	1,133,000
Total lease payments	$5,227,000
Less: imputed interest	(1,732,000)
Present value of operating lease liabilities	$3,495,000

Statement of Cash Flows

Cash paid for amounts included in the measurement of operating lease liabilities was $1,256,000 and $587,000 for the years ended December 31, 2023 and 2022, respectively.

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

The following summarizes the Company’s operating leases as of December 31:

	2023	2022
Right-of-use operating lease assets, net	$122,000	$372,000
Current lease liability (included in other current liabilities)	131,000	267,000
Non-current lease liability	-	131,000

Weighted average remaining lease term	0.4	1.4
Discount rate	22%	22%

Maturities of lease liabilities by year for our operating leases are as follows:

Total lease payments for 2024	$139,000
Less: imputed interest	(8,000)
Present value of operating lease liabilities	$131,000

Statement of Cash Flows

In January 2019, the Company signed an amendment to its Rancho Cordova, California lease. The amendment was accounted for as a modification and resulted in a right-of-use asset of $966,000 being recognized as a non-cash addition on the date of the amendment. Cash paid for amounts included in the measurement of operating lease liabilities in cash flows from operating activities were $329,000 and $319,000 for the years ended December 31, 2023 and 2022, respectively.

Finance Leases

Finance leases are included in equipment and other current and non-current liabilities on the consolidated balance sheet. The amortization and interest expense are included in general and administrative expense and interest expense, respectively on the statement of operations. These leases were not material for the years ended December 31, 2023 and 2022.

10.	Commitments and Contingences

Financial Covenants

On July 13, 2020, the Company, entered into a Manufacturing and Supply Amending Agreement #2 with CBR Systems, Inc. (“CBR”) with an effective date of July 13, 2020 (the “Amendment”). The Amendment amends the Manufacturing and Supply Agreement entered into on May 15, 2017 and Amendment #1 dated March 16, 2020 by the Company and CBR. The Amendment, among other things, revised the amounts of certain products to be purchased, pricing of those products and removal of the safety stock requirement. In addition, the Amendment updated the financial requirement to exclude convertible debt from the definition of short-term debt under events or conditions that constitute a default. The Amendment states that the Company’s cash balance and short-term investments net of non-convertible debt and borrowed funds that are payable within one year must be greater than $1,000,000 at any month end. The Company was in compliance with this agreement as of December 31, 2023.

Potential Severance Payments

We have entered into an employment agreement with the Company Chief Executive Officer under which payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon a change in control of our Company, or by the employee for good reason.

Contingencies

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of December 31, 2023, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

11.	Stockholders’ Equity

Common Stock

On November 22, 2023, the Company entered into an At The Market Offering Agreement (the "Offering Agreement”) with Wainwright with respect to an at-the-market offering program under which the Company may offer and sell, from time to time, shares of its common stock, $0.001 par value having an aggregate offering price of up to $1,288,000 through Wainwright as its sales agent. The shares of Common Stock to be offered and sold under the Offering Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement. The Company sold a total of 481,382 shares of common stock under the Offering Agreement for aggregate gross proceeds of $429,000 at an average selling price of $0.89 per share, resulting in net proceeds of approximately $216,000 after deducting commissions and other transaction costs of approximately $213,000.

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

In connection with the Offering, the Company entered into a Warrant Amendment Agreement (the "Warrant Amendment Agreement”), dated March 15, 2023, with the Investor, whereby the Company agreed to amend existing warrants, held by the Investor, to purchase up to an aggregate of 158,731 shares of common stock that were previously issued in October 2022. These warrants had an exercise price of $6.30 per share and pursuant to the Warrant Amendment Agreement have been amended to reduce the exercise price to $2.65 per share effective upon the closing of the Offering. During the year ended December 31, 2023, 158,731 common warrants were exercised. The Company received approximately $421,000 from the exercises of the warrants.

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

Nasdaq’s listing standards provide that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days.  On January 8, 2024, we received written notice from the Nasdaq Listing Qualifications Department notifying the Company that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market, due to the bid price of the Company’s common stock closing below the minimum $1.00 per share for the thirty (30) consecutive business days prior to the date of the Notification Letter. In accordance with listing rules, the Company was afforded 180 days, or until July 8, 2024, to regain compliance. See our risk factors for full details.

Warrants

A summary of warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contract Term
Balance at January 1, 2022	14,518	$313.71	1.44
Warrants granted	326,171	$6.30
Pre-funded warrants granted	64,286	$0.045
Pre-funded warrants exercised	(64,286)	$0.045
Warrants expired/canceled	–	$–
Outstanding at December 31, 2022	340,689	$19.40	0.31
Exercisable at December 31, 2022	14,518	$313.71	0.44

Balance at January 1, 2023	340,689	$19.40
Warrants granted	1,071,429
Warrants exercised	(158,731)
Warrants expired/canceled	(14,518)
Pre-funded warrants granted	946,429
Pre-funded warrants exercised	(946,429)
Outstanding and Exercisable at December 31, 2023	1,238,869	$3.14	4.57

Equity Plans and Agreements

The Amended 2016 Equity Incentive Plan (the “Amended 2016 Plan”) was approved by the stockholders in May 2017, under which up to 1,334 shares may be issued pursuant to grants of shares, options, or other forms of incentive compensation. On June 22, 2018, the stockholders approved an amendment to the Amended 2016 Plan to increase the number of shares that may be issued to 2,945 shares. On May 30, 2019, the stockholders approved an amendment to the Amended 2016 Plan to increase the number of shares that may be issued from 2,945 shares to 8,723 shares. On January 13, 2022, the stockholders approved an amendment to the Amended 2016 Plan to increase the number of shares that may be issued from 8,723 to 26,667 shares. On December 15, 2022, the stockholders approved an amendment to the Amended 2016 Plan to increase the number of shares that may be issued under the plan from 26,667 the 66,667. As of December 31, 2023, 60,479 awards were available for issuance under the Amended 2016 Plan.

On December 29, 2017, the Board of Directors of ThermoGenesis Corp. adopted the ThermoGenesis Corp. 2017 Equity Incentive Plan (the “ThermoGenesis Plan”) and on the same day granted options to purchase an aggregate of 280,000 shares of ThermoGenesis Corp. common stock to employees, directors, consultants, and advisors of ThermoGenesis Corp. The ThermoGenesis Plan was unanimously approved by the ThermoGenesis Corp. stockholders (including the Company) on December 29, 2017. The ThermoGenesis Plan authorizes the issuance of up to 1,000,000 shares of ThermoGenesis Corp. common stock. There are 40,000 shares available for issuance as of December 31, 2023. As the ThermoGenesis Plan is for the Company’s subsidiary it was not affected by the reverse split effected on December 22, 2022.

Stock Based Compensation

The Company recorded stock-based compensation of $39,000 for the year ended December 31, 2023 and $267,000 for the year ended December 31, 2022, as comprised of the following:

	Year Ended December 31,
	2023	2022
Cost of revenues	$17,000	$18,000
Selling, general and administrative	–	229,000
Research and development	22,000	20,000
	$39,000	$267,000

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

	2023	2022
Common stock equivalents of convertible promissory notes and accrued interest	10,636,581	1,525,751
Warrants	1,238,869	340,689
Stock options	6,103	6,403
Total	11,881,553	1,872,843

12.	Revenues

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

The following table presents net sales by geographic areas:

	Years Ended December 31,
	2023	2022
United States	$6,029,000	$6,641,000
China	98,000	1,984,000
United Arab Emirates	570,000	–
Vietnam	225,000	515,000
Other	2,523,000	1,343,000
Total	$9,445,000	$10,483,000

The following table summarizes the revenues by product line and type:

	Year Ended December 31, 2023
	Device Revenue	Service Revenue	Other Revenue	Total Revenue

AXP	$4,970,000	$232,000	$–	$5,202,000
BioArchive	1,484,000	1,361,000	–	2,845,000
X-Series	121,000	152,000	779,000	1,052,000
Other	288,000	–	58,000	346,000
Total	$6,863,000	$1,745,000	$837,000	$9,445,000

	Year Ended December 31, 2022
	Device Revenue	Service Revenue	Other Revenue	Total Revenue

AXP	$5,911,000	$480,000	$–	$6,391,000
BioArchive	1,247,000	968,000	–	2,215,000
X-Series	654,000	190,000	285,000	1,129,000
Other	719,000	–	29,000	748,000
Total	$8,531,000	$1,638,000	$314,000	$10,483,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet). Revenues recognized during the year ended December 31, 2023 and 2022 that were included in the beginning balance of deferred revenue were $782,000 and $719,000, respectively. Short-term deferred revenues were $670,000 and $782,000 at December 31, 2023 and 2022, respectively. Long-term deferred revenue was $127,000 and $911,000 at December 31, 2023 and 2022, respectively.

Exclusivity Fee

In 2019, the Company entered into a Supply Agreement with Corning Incorporated (the “Supply Agreement”). The Supply Agreement has an initial term of five years with Corning having two options to renew for an additional two years (up to four years total), unless terminated by either party in accordance with the terms of the Supply Agreement (collectively, the “Term”). Pursuant to the Supply Agreement, the Company has granted Corning exclusive worldwide distribution rights for substantially all X-Series® products for the duration of the Term, subject to certain geographical and other exceptions. In addition to any amounts payable throughout the Term for the Products, as consideration for the exclusive worldwide distribution rights Corning paid a $2,000,000 exclusivity fee. In February 2024, the Company’s distribution agreement with Corning was not extended as was available in the agreement. As a result, the Company revised its estimate of the term for the recognition of the revenue related to the exclusivity fee resulting in an additional $495,000 recognized in 2023. The Company recorded $781,000 and $286,000 in revenue for the years ended December 31, 2023 and 2022.

Distribution Agreement

The Company signed an agreement with its AXP distributor in China through May 2024. The agreement contains annual purchase minimums. In return for the minimum purchase commitment, the Company provided the distributor with AXP processing devices to use during the term of the agreement. The Company maintains ownership of these devices and they must be returned to the Company at the end of the agreement. The Company analyzed the relevant accounting guidance and determined that the equipment and AXP bagsets represented distinct performance obligations. The equipment was concluded to be an embedded lease, accounted for as a sales-type operating lease. For the years December 31, 2023 and 2022, the Company recorded $82,000 in revenue relating to the lease.

Backlog of Remaining Customer Performance Obligations

The following table represents revenue expected to be recognized in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder of 2024	2025	2026	2027	2028 and beyond	Total
Service revenue	$1,186,000	$514,000	$125,000	–	$–	$1,825,000
Device revenue (1)	41,000	–	–	–	–	41,000
Exclusivity fee	267,000	–	–	–	–	267,000
Clinical revenue	13,000	13,000	13,000	13,000	83,000	135,000
Total	$1,507,000	$527,000	$138,000	$13,000	$83,000	$2,268,000

(1)	Represents the minimum purchase requirements under the distribution agreement the Company signed with its AXP distributor in China and other revenue deferred at December 31, 2023.

13.	Concentrations

The Company had accounts receivable balances or revenues in excess of 10% for the years ended December 31, 2023 and 2022 as shown in the table below:

Accounts Receivable	2023	2022
Customer 1	–	27%
Customer 2	–	29%
Customer 3	25%	3%
Customer 4	–	15%

Revenues	2023	2022
Customer 1	30%	33%
Customer 2	1%	14%

One supplier accounted for 20% and 70% of total inventory purchases during the years ended December 31, 2023 and 2022, respectively.

14.	Income Taxes

Loss before income tax benefits were comprised of $18,982,000 from U.S. and income of $63,000 from foreign jurisdictions for the year ended December 31, 2023 and $11,752,000 from U.S. and $60,000 from foreign jurisdictions for the year ended December 31, 2022.

The reconciliation of federal income tax attributable to operations computed at the federal statutory tax rate to income tax benefit is as follows for the:

	Year Ended December 31,
	2023	2022
Statutory federal income tax benefit	$(3,973,000)	$(2,481,000)
Intangible assets	–	–
PPP loan forgiveness	–	–
Incentive stock options	–	–
Change in valuation allowance	3,779,000	(284,000)
Expiration of net operating losses	1,469,000	1,356,000
Disallowed financing costs	2,210,000	1,179,000
State and local taxes	(3,508,000)	200,000
Foreign rate differential	–	11,000
Other	23,000	19,000
Total income tax expense	$–	$–

As of December 31, 2023, we had federal net operating loss carryforwards of approximately $121,101,000 to offset future federal taxable income, with $89,104,000 available through 2037 and $31,997,000 available indefinitely. We also had state net operating loss carryforwards of approximately $54,441,000 that may offset future state taxable income through 2043.

As of December 31, 2023, the Company has research and experimentation credit carryforwards of $1,478,000 for federal tax purposes that expire in various years between 2024 and 2043, and $1,516,000 for state income tax purposes that do not have an expiration date, and some of which expire in 2031 and 2032.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$29,233,000	$26,465,000
Income tax credit carryforwards	2,676,000	2,738,000
Stock compensation	620,000	421,000
Lease obligation	1,015,000	908,000
Deferred revenue	75,000	251,000
Inventory Reserve	1,003,000	517,000
Sec. 174 Capitalized R&D	488,000	317,000
Other	267,000	159,000
Total deferred tax assets	35,377,000	31,776,000

Deferred tax liabilities
Depreciation and amortization	–	(252,000)
Lease asset	(898,000)	(824,000)
Total deferred tax liabilities	(898,000)	(1,076,000)
Valuation allowance	(34,479,000)	(30,700,000)
Net deferred taxes	$–	$–

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

The valuation allowance increased by $3,779,000,000 and decreased by $284,000 during the years ended December 31, 2023 and 2022, respectively.

In August 2016, the conversion of the Boyalife debentures effected an “ownership change” as defined under the provisions of the Tax Reform Act of 1986. As a result, any net operating loss and credit carryovers existing at that date will be subject to an annual limitation regarding their utilization against taxable income in future periods. Additionally, before the conversion of the debentures, it is possible that “ownership changes” occurred, which could create additional limitations on the use of our net operating losses and credit carryovers. Additionally, ownership changes may have occurred in the periods after 2016 which could limit our utilization of losses and credits generated in the years 2016 – 2023.

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

The Company does not have any uncertain tax positions at December 31, 2023 or December 31, 2022. For the most part, tax years after 2002 are all open to examination by federal and state tax authorities and after 2015 by foreign tax authorities.

15.	Employee Retirement Plan

401(k) Plan

The Company provides a retirement plan, in accordance with Section 401(k) of the Internal Revenue Code, to all eligible employees. Employees may elect to contribute up to the Internal Revenue Service maximum annual contribution limit. The Company matches employee contributions up to a maximum of 4% per year. The Company recognized an expense of $119,000 and $132,000 for the years ended December 31, 2023 and 2022, respectively, related to matching contributions.

16.	Subsequent Events

On March 15, 2024, the Company received a conversion notice from Boyalife Group, Inc. (“Boyalife”) to convert $1,278,000 of the outstanding principal and $285,000 of the outstanding accrued interest for a total of $1,563,000 of the Second Amended and Restated Convertible Promissory Note issued by the Company to Boyalife on April 16, 2018, as amended by Amendment No 1 dated March 4, 2022, Amendment No 2 dated March 6, 2023 and Amendment No 3 dated January 5, 2024 (as amended, the “Note”). The conversion resulted in the issuance of 4,113,158 shares of the Company’s common stock at a conversion price of $0.38 per share. Immediately following the conversion, the outstanding principal and accrued interest of the Note was approximately $6,366,000.

Effective January 5, 2024, the Company entered into an Amendment No. 3 (the "Amendment to Note”) to its Second Amended and Restated Convertible Promissory Note with Boyalife Group Inc. (the "Note”), and an Amendment No. 4 (the "Amendment to Credit Agreement”) to its First Amended and Restated Revolving Credit Agreement with Boyalife Group Inc. (the "Credit Agreement”). The Amendment to Note amends and extends the maturity date of the Note from December 31, 2023 to December 31, 2024, and provides that beginning January 1, 2024, accrued and unpaid interest of approximately $634,293 shall be due and payable on or before July 1 and December 31 of each year. Accrued and unpaid interest as of December 31, 2023, (the "December 2023 Capitalized Amount”) shall be paid in six (6) equal installments of approximately $106,000 each on or before the first day of each of January, February, March, April, May, and June of 2024. Any unpaid portion of the December 2023 Capitalized Amount shall bear interest at an annual rate of twenty-two percent (22%), and accrued and unpaid interest on the December 2023 Capitalized Amount shall be due and payable on July 1, 2024. The Amendment to Credit Agreement amends the Credit Agreement to change the defined term "Termination Date” to December 31, 2024.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, and in light of the weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our internal controls over financial reporting were not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

As of December 31, 2023, the following material weaknesses have been identified:

Segregation of Duties: We did not design and maintain effective segregation of duties due to limited staffing in our accounting function. Specifically, we do not have sufficient resources in our accounting department, which restricts our ability to segregate roles and access to ensure effective segregation of duties. This also results in an ineffective review process of the information used to prepare the financial statements.

Privileged access and user access review controls over financial applications were not effectively designed or implemented to ensure appropriate access, authorization and segregation of duties. In addition, service providers for financial reporting were not properly monitored.

Planned Remediation

During 2024, we intend to work to remediate the material weaknesses identified above, which are expected to be the addition of accounting and financial personnel allowing the Company to have sufficient segregation of duties. In addition, the Company will work with available application and service providers to upgrade our information technology resources. However, our current financial position could make it difficult for us to add the necessary resources.

We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weakness in our internal controls over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Despite the existence of these material weakness, we believe that the financial statements included in the period covered by this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Attestation Report of Independent Registered Public Accounting Firm

We are a “non-accelerated filer” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

During the year ended December 31, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors

Set forth below is the name, age, and certain biographical information for each of our current directors.

Age*
Xiaochun (Chris) Xu, Ph.D., MBA	52
Russell Medford, MD, Ph.D.	69
Jeff Thomis, Ph.D.	78
Biao Xi, Ph.D.	58
James Xu, Esq., DBA, PsyD., CPA	53
Haihong Zhu(1)	58

* Age as of March 22, 2024.

(1) Haihong Zhu resigned from the Board of Directors effective March 8, 2024.

Biographies

Xiaochun (Chris) Xu, Ph.D., MBA	Director since March 2016

Dr. Xu has served on the Board of Directors since March 2016. In November 2016, the Board of Directors elected Dr. Xu as President and Chief Executive Officer. He brings over 15 years of leadership experience in the biopharmaceutical industry and has contributed to numerous successful product launches. In 2009, Dr. Xu founded Boyalife Group, a global diversified life sciences holding company and is currently the principal shareholder of ThermoGenesis Holdings, Inc. Prior to founding Boyalife, Dr. Xu served as a Project Leader at Pfizer, as a Director of Research at two publicly traded companies and as a Vice President at Founder Group. Dr. Xu’s expertise spans several diverse therapeutic areas, including arthritis & inflammation, cardiovascular disease, autoimmunity, oncology, and diabetes. He has authored over forty publications and has been recognized by numerous professional societies for his contributions to biomedical research. Dr. Xu received his Ph.D. in immunology from Washington University School of Medicine (St. Louis, USA) and an executive MBA from Emory University (Atlanta, USA). We believe that Dr. Xu is well qualified to serve as a Director, due to his extensive and varied experience and knowledge as an executive and investor in the biotechnology, medical device, and pharmaceuticals industry, and we believe that Dr. Xu will continue to be a valuable asset to the Company and its Board.

Russell Medford, MD, Ph.D.	Director since February 2017

Dr. Medford was appointed to the Board in February 2017. Since 2017, Dr. Medford has served as the Chairman and CEO of Covanos, Inc, an Atlanta-based development stage medical device company, developing advanced computational technologies for the non-invasive diagnosis of cardiovascular disease. He is a senior executive with over 25 years of private and public company experience as Chief Executive Officer and Board member of multiple public and private biotechnology, medical technology, digital health and other health related companies, organizations and research institutes. Dr. Medford serves as Chairman of Board of Directors of the Center for Global Health Innovation (CGHI, 501c3) and its operating division, the Global Health Crisis Coordination Center. Previously, he was Chairman of Global Health ATL, Founding Vice-Chairman of the Georgia Global Health Alliance and a past Chairman of Georgia BIO. He is a board-certified physician, serves on the Executive Committee/Board of Directors of the Global Center for Medical Innovation (GCMI, 501c3) at the Georgia Institute of Technology (GIT), External Advisory Board for GIT’s Petit Institute of Bioscience and Bioengineering, Chairman of Oncospherix, Inc, a development stage oncology therapeutics company, Inaugural Fellow of the Council on Basic Cardiovascular Sciences of the American Heart Association, and a past member of Biotechnology Innovation Organization’s (BIO) Board of Directors (2002-2014), Co-Chairman of BIO’s Bioethics Committee, Chairman of the BIO’s 2009 International Convention Steering Committee (held for the first time in Atlanta, Georgia) and a member of the Advisory Council of the National Heart, Lung and Blood Institute. From 1995 to 2009, Dr. Medford served as co-founder, President, CEO and Director of publicly-held AtheroGenics, Inc (Nasdaq: AGIX) and was a founding Board Director of publicly-held Inhibitex, Inc. (Nasdaq: INHX). Dr. Medford is one of our independent directors pursuant to applicable NASDAQ rules. We believe that Dr. Medford is well-qualified to serve as a director due to his experience as a founder and executive of several pharmaceutical development companies, and we believe that Dr. Medford will continue to be a valuable asset to the Company and its Board in connection with the Company’s clinical development activities.

Joseph (Jeff) Thomis, Ph.D.	Director since January 2017

Dr. Thomis was appointed to the Board of Directors in January 2017. He brings more than 40 years of experience in drug discovery, clinical development and commercialization. After a short period in academia, Dr. Thomis played a major role in the development and registration of eight commercially successful cardiovascular and infectious disease products while at Bristol-Myers Squibb. He has also held senior clinical development roles at Quintiles, a global provider of pharmaceutical services, where he was instrumental in the growth of clinical research in Europe. He also specialized in designing and implementing effective regional and global clinical strategies as well as repositioning and restructuring organizations. Dr. Thomis is currently Chairman of the Board of Glasgow Memory Clinic Holdings, a private company, offering patient services in the neurosciences area. He is also Chairman of WP Clinical, a private company, offering access services in unlicensed medicines. He previously served on the EMEA and American management boards of Quintiles as well as on the board of PDP Courier Services, Idis Group Holdings, Quotient Sciences and NovaQuest LLC. Dr. Thomis is one of our independent directors pursuant to applicable Nasdaq rules and is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii). We believe that Dr. Thomis is well-qualified to serve as a director due to his extensive experience with clinical trials and contract research organizations, and we believe that Dr. Thomis will continue to be a valuable asset to the Company and its Board by providing valuable insight and knowledge with respect to the Company’s clinical development activities.

Biao Xi, Ph.D.	Director since July 2023

Dr. Biao Xi joined ThermoGenesis in July 2023. He has served as Chief Scientific Officer, Co-founder, and member of the Board of Miracure Biotechnology since March 2022. Miracure is an early-stage drug discovery company based in San Diego developing new drug candidates for oncology and immunology applications. Previously, Dr. Xi has served as CEO at ImmunePoint Inc (2018-2021), VP of Translational Study at Theragene Pharmaceuticals, Chief Scientist for China at ACEA Biosciences, an Agilent company (2006-2018), and Research Asst. Professor at Albert Einstein College of Medicine (1999-2006). Dr. Xi received a master’s degree from the Chinese Academy of Science and a Ph.D. from Zhejiang University in China.  Dr. Xi is one of our independent directors pursuant to applicable Nasdaq rules.  We believe that Dr. Xi is well-qualified to serve as a director due to his experience with early-stage drug discovery companies and will be a valuable asset to the Company and the Board.

James Xu, Esq., DBA, PsyD, J.D., CPA	Director since July 2023

Dr. James Xu rejoined ThermoGenesis as a director in July 2023. He previously served as a member of the Board of Directors of ThermoGenesis between November 2016 to December 2019. Dr. Xu is a practicing attorney and licensed CPA in the State of Illinois and is also a Patent Lawyer licensed by U.S. Patent and Trademark Office. Dr. Xu has been practicing patent laws, corporate laws and tax laws for over 25 years. Dr. Xu received his Master of Science in Electrical Engineering and MBA from the University of Mississippi, J.D. and LLM degrees in Taxation from DePaul Law School, an LLM in Intellectual Properties and LLM in Information Technologies from John Marshall Law School, PsyD from California Southern University, and DBA from University of Missouri-St. Louis.  Dr. Xu is one of our independent directors pursuant to applicable Nasdaq rules.  We believe that Dr. Xu is well-qualified to serve as a director due to his experience as an attorney, certified public accountant, and with patent, corporate, and tax law, and will be a valuable asset to the Company and the Board.

Haihong Zhu	Director since January 2022

Ms. Zhu joined ThermoGenesis in 2004 and was appointed Chief Operating Officer in 2018 and joined our Board in January 2022.  Subsequent to December 31, 2023, Ms. Zhu resigned from the Board as of March 8, 2024.  During her time with the Company, she has served in various roles with increasing managerial responsibilities in research and development, customer service, global sales and operations. Additionally, Ms. Zhu has helped the Company’s clients and partners build over a dozen premier stem cell banks in different regions around the world. Ms. Zhu brings over 20 years of technical and marketing experience in the stem cell field and has contributed significantly to the establishment of ThermoGenesis’ commercial global presence. Prior to joining ThermoGenesis, Ms. Zhu worked as a technical professional at BioTransplant Inc., a biopharmaceutical company that develops proprietary pharmaceuticals and organ transplantation systems and conducted biomedical research in the stem cell laboratory at Harvard Medical School, focusing on HIV vaccine research. Ms. Zhu received a bachelor’s degree in biology from Shanghai University of Science & Technology and completed an advanced biostatistics program at Boston University.

To our management’s knowledge, there are neither any family relationships between any of our directors or executive officers nor have any of our directors been involved in a legal proceeding that would be required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Exchange Act other than as may be disclosed above.

Executive Officers

Set forth below is the name, age, and certain biographical information for each of our current executive officers:

Name	Position	Age
Chris Xu, Ph.D., MBA	Chief Executive Officer & Chairman	52
Haihong Zhu	Chief Operating Officer	58
Jeff Cauble, CPA	Chief Financial Officer	51

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

Our Board has concluded that Drs. Russell Medford, Joseph Thomis, Biao Xi and James Xu are “independent” as defined by Nasdaq and under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as that term relates to membership on our Board, and the Board is comprised of a majority of independent directors.

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

Governance and Nominating Committee

The Governance and Nominating Committee was formed to address general governance and policy oversight and succession planning, to identify qualified individuals to become prospective directors and make recommendations regarding nominations for the Board, to advise the Board with respect to appropriate composition of Board committees, to advise the Board about and develop and recommend to the Board appropriate corporate governance documents, to assist the Board in implementing guidelines, to oversee the annual evaluation of the Board and the Company’s CEO and to perform such other functions as the Board may assign to the committee from time to time. The Governance and Nominating Committee has a Charter which is available on the Company’s website at www.thermogenesis.com. The Governance and Nominating Committee currently consists of three directors: Dr. Russell Medford (Governance and Nominating Committee Chairman), Dr. James Xu and Dr. Joseph Thomis, each of whom has been determined to be independent under applicable Nasdaq rules by the Board.

Audit Committee

The Audit Committee of the Board makes recommendations regarding the appointment, compensation, retention and oversight of the independent registered public accounting firm, reviews the scope of the annual audit undertaken by our independent registered public accounting firm and the progress and results of their work, reviews our financial statements, and oversees the internal controls over financial reporting and corporate programs to ensure compliance with applicable laws. The Audit Committee reviews the services performed by the independent registered public accounting firm and determines whether they are compatible with maintaining the registered public accounting firm’s independence. The Audit Committee has a Charter, which is reviewed annually and as may be updated as required due to changes in industry accounting practices or the promulgation of new rules or guidance documents. The Audit Committee Charter is available on the Company’s website at www.thermogenesis.com. The Audit Committee currently consists of the following three directors: Dr. Russell Medford (Audit Committee Chairman) Dr. Joseph Thomis, Dr. Biao Xi, each of whom has been determined to be independent under applicable Nasdaq and SEC rules by the Board. The Board has further determined that Dr. Joseph Thomis is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii) and applicable Nasdaq rules.

Compensation Committee

The Compensation Committee of the Board reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our CEO, administers the Company’s stock option plans and other benefit plans, and considers other matters as may, from time to time, be referred to them by the Board. The Board, along with the Compensation Committee, believes that the compensation of employees should be fair to both employees and stockholders, externally competitive, and designed to align the interests of employees with those of the stockholders. The Compensation Committee has the authority to form, and to delegate its authority to, one or more subcommittees, as it deems appropriate. The Compensation Committee may consult with the CEO and other executive officers of the Company in determining applicable policies, but the CEO may not be present during any voting or deliberations on his or her compensation. The Compensation Committee has the authority to retain and terminate any independent compensation consultants or other advisors, in accordance with applicable Nasdaq rules, to assist it in any aspect of the evaluation of a director, CEO or senior compensation or on any other subject relevant to the Committee’s responsibilities, including the authority to approve such consultant’s or advisor’s fees and other retention terms. The Compensation Committee elected not to engage an independent compensation consultant in undertaking its duties for fiscal year 2022. The Compensation Committee has a charter which is available on the Company’s website at www.thermogenesis.com. The Compensation Committee consists of three directors: Dr. Joseph Thomis (Compensation Committee Chairman) Dr. Russell Medford and Dr. Biao Xi, each of whom has been determined to be independent under applicable Nasdaq rules by the Board.

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

Board and Committee Meetings and Attendance

During the calendar year ended December 31, 2023, the Board met four (4) times, the Audit Committee met four (4) times, the Compensation Committee met seven (7) times, and the Governance and Nominating Committee met four (4) times. During the calendar year ended December 31, 2023, each director attended at least 75% of the aggregate of the total number of meetings of the Board held while serving as a director and the aggregate of the total number of meetings of each Board committee of which that director is a member held while serving as a member of such committee. Generally, our directors attend our annual meetings. All of the directors elected to our Board at our most recent annual stockholders’ meeting, held December 14, 2023, attended the meeting in person or via conference call; other than Mr. Xi whom was ill and unable to attend.

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

Board Diversity

Diversity is one of the important factors the Nominating and Corporate Governance Committee considers when nominating Board candidates. The Committee conducts annual evaluations of our Board effectiveness, providing it with an opportunity to examine whether our Board members have the right composition of skills and experiences. When identifying and recommending new candidates, the Committee continues to consider opportunities to increase our Board diversity in a way that supports the current and anticipated needs of the Company.

Board Diversity Matrix for ThermoGenesis Holdings, Inc. (As of March 8, 2024)
Total Number of Directors	5
Gender	Female	Male
Directors	–	5
Number of Directors Who Identified in Any of the Categories Below:
Asian	–	3
White	–	2

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us we believe that during the twelve months ended December 31, 2023, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed timely.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including our CEO and CFO, Controller or any person performing similar functions. A copy of our code of ethical conduct can be found in the “Investors” section of our website at www.thermogenesis.com. The code of ethical conduct will be provided without charge upon request submitted to ir@thermogenesis.com. The Company will report any amendment or waiver to the code of ethics on our website within four business days.

ITEM 11.	Executive Compensation

Named Executive Officers Summary Compensation Table

The following table sets forth certain information regarding the compensation paid to our named executive officers (“NEOs”) for the fiscal years ended December 31, 2023 and 2022:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other ($)	Total ($)
Chris Xu, Ph.D., MBA	2023	520,000	–	–	–	–	520,000
Chief Executive Officer	2022	519,000	180,000	–	–	–	699,000

Haihong Zhu	2023	460,000	–	–	–	–	460,000
Chief Operating Officer	2022	458,000	96,000	–	–	–	554,000

Jeffery Cauble, CPA	2023	264,000	–	–	–	–	264,000
Chief Financial Officer	2022	264,000	61,000	–	–	–	325,000

Employment Agreements

Dr. Xiaochun (Chris) Xu. Dr. Xu has an employment agreement with the Company (the “Employment Agreement”) that provides that Dr. Xu is entitled to a base salary of $520,000 per annum and that Dr. Xu will devote at least a majority of his full working time and efforts to the affairs of the Company. Dr. Xu is eligible to receive a performance bonus equal to a percentage of his base salary based on performance against annual objectives at the discretion of the Board (an “STI Award”). The target percentage is 60%, but the actual percentage as determined by the Board may range from 0% to higher than 100% of his base salary. Either Dr. Xu or the Company may terminate the employment agreement at any time and for any reason. In the event that Dr. Xu’s employment is terminated by the Company without “Cause” or he resigns for “Good Reason” (each as defined in the Employment Agreement), he will be entitled to receive a sum equal to eighteen months of base salary in effect as of the termination date, a lump sum cash payment equal to one and a half times the most recently established and earned annual STI Award, all options granted to Dr. Xu to acquire Company Common Stock shall become vested as of the termination date, and the Company shall pay up to eighteen months of COBRA premiums. If Dr. Xu’s employment is terminated by the Company without Cause or he resigns for Good Reason, in each case, within three months prior to or eighteen months following certain changes in control of the Company, he will be entitled to receive a lump sum cash payment equal to thirty-six months of the base salary in effect as of the termination date, a lump sum cash payment equal to three times the most recently established and earned annual STI Award, all options granted to Dr. Xu to acquire Company Common Stock shall become vested as of the termination date, and the Company shall pay up to twenty four months of COBRA premiums.

Mr. Jeffery Cauble. The Company does not have an employment agreement with Mr. Cauble. Mr. Cauble’s current base salary is $264,000 per year.

Haihong Zhu. The Company does not have an employment agreement with Ms. Zhu. Ms. Zhu’s current base salary is $460,000 per year.

Both Mr. Cauble and Ms. Zhu are eligible to receive a paid bonus under the Company’s short-term incentive program.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding options held by the NEOs as of December 31, 2023.

Option Awards
	No. of Securities Underlying Unexercised Options (#) Exercisable		Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Chris Xu, Ph.D.	667		–		1,350.00	29-Dec-2027
	356		–		134.06	14-Dec-2028
	1,423		–		134.06	14-Dec-2028
	30,000	(1)	–		1.50	29-Dec-2027

Haihong Zhu	112		–		1,350.00	29-Dec-2027
	178		–		134.06	14-Dec-2028
	712		–		134.06	14-Dec-2028
	50,000	(1)	–		1.50	29-Dec-2027
	–		250,000	(1)	0.65	07-Apr-2029
	–		250,000	(1)	0.65	07-Apr-2029
	250,000	(1)	–		0.65	07-Apr-2029

Jeffery Cauble, CPA	89		–		134.06	14-Dec-2028
	356		–		134.06	14-Dec-2028

(1)	Represents ThermoGenesis Corp. options.

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

The following table describes the potential payments upon a hypothetical termination without cause, resignation for good reason or due to a change in control of the Company on December 31, 2023, for Dr. Xu. The actual amounts that may be paid upon an executive’s termination of employment can only be determined at the actual time of such termination.

Name	Salary ($)(1)	Incentive Compensation ($)(1)	Health Benefits ($)	Total ($)
Chris Xu, Ph.D.
Termination without cause or resignation for good reason	780,000	154,000	102,000	1,036,000
Termination following a change of control	1,560,000	936,000	136,000	2,632,000

(1)	Payable in a lump-sum payment.

Ms. Zhu and Mr. Cauble do not have change of control rights under an employment agreement.

COMPENSATION OF DIRECTORS

Director Compensation Table

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Vivian Liu(1)	$73,125	–	$73,125
Russell Medford, Ph.D.	$54,500	–	$54,500
Biao Xi, Ph.D.(2)	$10,000	–	$10,000
Jeff Thomis, Ph.D.	$56,000	–	$56,000
James Xu, Esq., DBA, PsyD., CPA(2)	$13,375	–	$13,375

(1)	Ms. Liu resigned from the Board in August 2023. Represents $43,875 for directors fees and $29,250 in fees under consulting agreement between Ms. Liu and the Company.
(2)

Dr. Biao Xi, Ph.D. and Dr. James Xu, Esq., DBA, PsyD., CPA were nominated and appointed to the Board in July 2023 by Boyalife Asset Holding II, Inc., pursuant to the First Amended and Restated Nomination and Voting Agreement, dated April 16, 2018 between the Company and Boyalife Asset Holding II, Inc.

The following table sets forth the aggregate number of option awards held by each non-employee director as of December 31, 2023:

Name	Aggregate Number of Option Awards
Vivian Liu(1)	–
Russell Medford, Ph.D.	375
Biao Xi, Ph.D.(2)	–
Jeff Thomis, Ph.D.	375
James Xu, Esq., DBA, PsyD., CPA(2)	–

(1)	Ms. Liu resigned from the Board in August 2023.
(2)

Dr. Biao Xi, Ph.D. and Dr. James Xu, Esq., DBA, PsyD., CPA were nominated and appointed to the Board in July 2023 by Boyalife Asset Holding II, Inc., pursuant to the First Amended and Restated Nomination and Voting Agreement, dated April 16, 2018 between the Company and Boyalife Asset Holding II, Inc.

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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

The following table provides information for all of the Company’s equity compensation plans in effect as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,103	$387.05	60,479
Equity compensation plans not approved by security holders	–	–	–
Total	6,103		60,479

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

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF THERMOGENESIS HOLDINGS, INC.

The Company has only one class of stock outstanding, our Common Stock. The following table sets forth certain information as of March 31, 2024, with respect to the beneficial ownership of the Company’s Common Stock for (i) each director and director nominee, (ii) each named executive officer herein, (iii) all of Company’s directors and executive officers as a group, and (iv) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of Company’s Common Stock. As of March 31, 2024, there were 7,952,780 shares of Common Stock outstanding. Each share of the Company’s Common Stock is entitled to one vote.

To the Company’s knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock indicated.

Name of Director, Director Nominee or Named Executive Officer	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Xiaochun (Chris) Xu, Ph.D., MBA	21,360,189	(2)	86%

Jeffery Cauble, CPA	465	(4)	*

Russell Medford, Ph.D.	372	(3)	*

Jeff Thomis, Ph.D.	372	(3)	*

Biao Xi, Ph.D.	–		*

James Xu, Esq., DBA, PsyD, J.D., CPA	–		*

Haihong Zhu	1,002	(3)	*

Officers & Directors as a Group (7 persons)	8,026,795		86%

Name and Address of 5% Beneficial Owners
Boyalife Group Inc.	8,022,132	(5)	86%

*	Less than 1%.

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

(2)

Dr. Xu’s beneficial ownership represents (i) 2,446 shares issuable upon the exercise of options; (ii) 16,917,464 shares issuable as of March 31, 2024 upon the conversion of the Second Amended and Restated Convertible Promissory Note payable by the Company to Boyalife Group Inc.; and (iii) 4,440,279 shares owned by Boyalife Group, Inc. Dr. Xu has sole voting and dispositive power over the shares held by Boyalife Group Inc.

(3)	Represents shares issuable upon the exercise of options that are vested as of March 31, 2024 or within 60 days thereafter.
(4)	Includes 20 common shares and 445 shares issuable upon the exercise of options that are vested as of March 31, 2024 or within 60 days thereafter.
(5)

Consists of 4,440,279 common shares owned by Boyalife Group Inc. and 16,917,464 common shares issuable upon the conversion of the Second Amended and Restated Convertible Promissory Note payable by the Company to Boyalife Group Inc. Dr. Xu has sole voting and dispositive power over Boyalife Group Inc. The principal business address of Boyalife Group Inc. is 2453 S. Archer Ave., Suite B, Chicago, IL 60616.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

For the fiscal year ended December 31, 2023 and 2022, there were the following related party transactions reportable under Item 404 of Regulation S-K.

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Group (USA), Inc. (the “Lender”), which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement, as amended, grants the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to the maturity date. On March 6, 2023, the Company entered into an Amendment No. 2 (the “Amendment to the Note”) to its Second Amended and Restated Convertible Promissory Note with Boyalife Group Inc. (the “Note”), and an Amendment No. 3 to its First Amended and Restated Revolving Credit Agreement with Boyalife Group Inc. The Amendment to the Note amended and extended the maturity date of the Note from March 6, 2023 to December 31, 2023 (the “Maturity Date”) and added to the principal balance of the Note all accrued and unpaid interest at the time of the extension. As of December 31, 2023, the outstanding principal balance of the Note was $7,278,000. Subsequent to December 31, 2023, the Maturity Date of the Note was extended to December 31, 2024.

The Company performed a debt extinguishment vs. modification analysis on the Amendment to the Note and determined that the amendment would be considered an extinguishment, due to an increase of more than 10% to the value of the embedded conversion option. However, no gain or loss was recorded in the  consolidated statements of operations and comprehensive loss at the time of the Amendment as it was determined that the fair value of the Amendment to the Note and accrued interest was the same before and after the extension.

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

Lease Agreement

On March 24, 2022, the Company entered into a five year Lease Agreement with Z3 Investment LLC, an affiliate of the Company’s Chairman and CEO, and COO, beginning April 1, 2022, for approximately 35,000 square feet of laboratory and office space in Rancho Cordova, California. Under the terms of the agreement, monthly rent is $108,000 per month (with a 4% annual increase). Additionally, the Company will pay all operating expenses as they become due, estimated to be approximately $20,000 per month and will be expensed in the period incurred. The Company has the option to renew the lease for up to ten years after the commencement of the initial five-year term.

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

Director Independence

Our Board of Directors has concluded that Dr. Medford, Dr. Thomis, Dr. Xi and Dr. James Xu are deemed independent under the Nasdaq rules.

ITEM 14.	Principal Accounting Fees and Services

The following table summarizes the fees billed to us by Marcum LLP for the periods indicated below:

Fee Category	Fiscal 2023	Fiscal 2022
Audit Fees(1)	$378,000	$443,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$378,000	$443,000

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K.

(a) (1) Financial Statements	Page Number

Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	27

Consolidated Balance Sheets at December 31, 2023 and 2022	29

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2023 and 2022	30

Consolidated Statements of Equity / (Deficit) for the Years Ended December 31, 2023 and 2022	31

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022	32

Notes to Consolidated Financial Statements	33

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

1.4

At the Market Offering Agreement, dated November 22, 2023, by and between ThermoGenesis Holdings, Inc. and H.C. Wainwright & Co., LLC, incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 (Registration No. 333-275735) filed on November 22, 2023.

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

10.23	Amendment No. 1 to Second Amended and Restated Convertible Promissory Note, dated March 4, 2022 incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 8, 2022.
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
10.36

Amendment No. 4 to Convertible Promissory Note, dated July 31, 2023, between ThermoGenesis Holdings, Inc. and Orbrex (USA) Co Limited, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 3, 2023.

10.37

Amendment No. 3 to Second Amended and Restated Convertible Promissory Note, date January 5, 2024, between ThermoGenesis Holdings, Inc. and Boyalife Group, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 10, 2024.

10.38

Amendment No. 4 to First Amended and Restated Revolving Credit Agreement, dated January 5, 2024, between ThermoGenesis Holdings, Inc. and Boyalife Group, Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 10, 2024.

21.1	Subsidiaries of ThermoGenesis Holdings, Inc., incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 28, 2022.
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	ThermoGenesis Holdings, Inc. Compensation Recovery Policy, filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

Footnotes to Exhibit Index

#	Represents a management contract or compensatory plan, contract or arrangement.
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

ThermoGenesis Holdings, Inc.

Dated: April 15, 2024	By:/s/	Xiaochun “Chris” Xu
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

By:/s/	Chris Xu	Dated: April 15, 2024
Chris Xu, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:/s/	Jeffery Cauble	Dated: April 15, 2024
Jeffery Cauble, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

By: /s/	Russell Medford	Dated: April 15, 2024
Russell Medford, Director

By: /s/	Joseph Thomis	Dated: April 15, 2024
Joseph Thomis, Director

By: /s/	Biao Xi	Dated: April 15, 2024
Biao Xi, Director

By: /s/	James Xu	Dated: April 15, 2024
James Xu, Director