Form 10-Q
period 2024-03-31
ThermoGenesis Holdings, Inc.
filed 2024-05-17
CIK 811212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from to .

Commission File Number: 333-82900

ThermoGenesis Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3018487 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2024
Common stock, $.001 par value	7,952,780

ThermoGenesis Holdings, Inc.

INDEX

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ThermoGenesis Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,176,000	$2,000,000
Accounts receivable, net of allowance for credit losses of $4,000 ($4,000 at December 31, 2023)	1,149,000	949,000
Inventories	1,246,000	1,406,000
Prepaid expenses and other current assets	780,000	825,000
Total current assets	4,351,000	5,180,000

Equipment and leasehold improvements, net	2,474,000	2,586,000
Right-of-use operating lease assets, net	50,000	122,000
Right-of-use operating lease assets – related party, net	2,956,000	3,088,000
Other assets	256,000	256,000
Total assets	$10,087,000	$11,232,000

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$988,000	$948,000
Accrued payroll and related expenses	398,000	376,000
Deferred revenue – short-term	921,000	670,000
Convertible promissory note – related party	4,206,000	7,278,000
Interest payable – related party	424,000	634,000
Convertible promissory note, net	-	378,000
Other current liabilities	1,367,000	1,478,000
Total current liabilities	8,304,000	11,762,000

Operating lease obligations – related party – long-term	2,720,000	2,900,000
Deferred revenue – long-term	122,000	127,000
Other noncurrent liabilities	28,000	27,000
Total liabilities	11,174,000	14,816,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized; 7,952,780 issued and outstanding (3,617,886 at December 31, 2023)	8,000	4,000
Additional paid in capital	286,877,000	282,383,000
Accumulated deficit	(286,024,000)	(284,168,000)
Accumulated other comprehensive loss	114,000	114,000
Total ThermoGenesis Holdings, Inc. stockholders’ equity / (deficit)	975,000	(1,667,000)

Noncontrolling interests	(2,062,000)	(1,917,000)
Total equity / (deficit)	(1,087,000)	(3,584,000)
Total liabilities and equity	$10,087,000	$11,232,000

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net revenues	$2,737,000	$2,572,000
Cost of revenues	1,535,000	1,467,000

Gross profit	1,202,000	1,105,000

Expenses:

Selling, general and administrative	1,548,000	1,844,000
Research and development	211,000	306,000

Total operating expenses	1,759,000	2,150,000

Loss from operations	(557,000)	(1,045,000)

Other income (expenses):
Interest expense	(1,452,000)	(3,903,000)
Loss on retirement of debt	-	(239,000)
Other income (expenses)	8,000	5,000
Total other expenses	(1,444,000)	(4,137,000)

Net loss	$(2,001,000)	(5,182,000)

Loss attributable to noncontrolling interests	(145,000)	(96,000)
Net loss attributable to common stockholders	$(1,856,000)	$(5,086,000)

COMPREHENSIVE LOSS
Net loss	$(2,001,000)	$(5,182,000)
Other comprehensive loss:
Foreign currency translation adjustments gain (loss)	-	(6,000)
Comprehensive loss	(2,001,000)	(5,188,000)
Comprehensive loss attributable to non-controlling interests	(145,000)	(96,000)
Comprehensive loss attributable to common stockholders	(1,856,000)	$(5,092,000)

Per share data:

Basic and diluted net loss per common share	$(0.46)	$(4.07)
Weighted average common shares outstanding basic and diluted	4,025,787	1,249,576

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Equity / (Deficit)

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non- Controlling Interests	Total Equity
Balance at January 1, 2024	3,617,886	$4,000	$282,383,000	$(284,168,000)	$114,000	$(1,917,000)	$(3,584,000)

Stock-based compensation expense	-	-	10,000	-	-	-	10,000
Related party convertible note price reset	-	3,000	2,786,000	-	-	-	2,789,000
Convertible note price reset	-	-	37,000	-	-	-	37,000
Conversion of note payable to common stock – related party	4,113,158	1,000	1,562,000	-	-	-	1,563,000
Issuance of common stock via at-the- market offering, net	221,736	-	99,000	-	-	-	99,000
Net loss	-	-	-	(1,856,000)	-	(145,000)	(2,001,000)
Balance at March 31, 2024	7,952,780	$8,000	$286,877,000	$(286,024,000)	$114,000	$(2,062,000)	$(1,087,000)

	Shares	Common Stock	Paid in Capital in Excess of Par	Accumulated Deficit	AOCL*	Non- Controlling Interests	Total Equity
Balance at January 1, 2023	1,037,138	$1,000	$270,377,000	$(266,193,000)	$111,000	$(973,000)	$3,323,000

Stock-based compensation expense	-	-	10,000	-	-	-	10,000
Related party convertible note price reset	-	-	3,160,000	-	-	-	3,160,000
Convertible note price reset	-	-	43,000	-	-	-	43,000
Conversion of note payable to common stock	215,000	1,000	602,000	-	-	-	603,000
Sale of common stock and warrants, net	125,000	-	2,640,000	-	-	-	2,640,000
Exercise of warrants	158,731	-	421,000	-	-	-	421,000
Foreign currency translation gain	-	-	-	-	(6,000)	-	(6,000)
Net loss	-	-	-	(5,086,000)	-	(96,000)	(5,182,000)
Balance at March 31, 2023	1,535,869	$2,000	$277,253,000	$(271,279,000)	$105,000	$(1,069,000)	$5,012,000

* Accumulated other comprehensive loss.

See accompanying notes to the condensed consolidated financial statements.

ThermoGenesis Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,001,000)	$(5,182,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334,000	267,000
Stock-based compensation expense	10,000	10,000
Amortization of debt discount/premium, net	1,052,000	3,472,000
Loss on retirement of debt	-	239,000
Reserve for excess and slow-moving inventories	27,000	70,000
Net change in operating assets and liabilities:
Accounts receivable	(199,000)	271,000
Inventories	133,000	58,000
Prepaid expenses and other assets	46,000	778,000
Accounts payable	41,000	748,000
Interest payable - related party	75,000	(1,103,000)
Accrued payroll and related expenses	22,000	45,000
Deferred revenue – short term	351,000	(53,000)
Other current liabilities	(211,000)	53,000
Long-term deferred revenue and other noncurrent liabilities	(185,000)	(288,000)

Net cash used in operating activities	(505,000)	(615,000)

Cash flows from investing activities:
Capital expenditures	(20,000)	(771,000)

Net cash used in investing activities	(20,000)	(771,000)

Cash flows from financing activities:
Proceeds from sale of common stock, net	99,000	2,640,000
Payment on convertible promissory note	(398,000)
Proceeds from exercise of warrants and pre-funded warrants	-	421,000

Net cash provided by financing activities	(299,000)	3,061,000

Net increase (decrease) in cash and cash equivalents	(824,000)	1,675,000

Cash and cash equivalents at beginning of period	2,000,000	4,177,000
Cash and cash equivalents at end of period	$1,176,000	$5,852,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$102,000	$140,000
Cash paid for related party interest	$317,000	$1,492,000
Fair value of January 2023 amended convertible note issued in connection with the extinguishment of original convertible note	-	$1,239,000
Convertible note price reset	$37,000	$43,000
Related party convertible note price reset	$2,789,000	$3,160,000
Promissory note converted to common stock	-	$603,000
Related party promissory note converted to common stock	$1,563,000	-

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

3.	Summary of Significant Accounting Polices

There have been no material changes in the Company’s significant accounting policies to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in ThermoGenesis Holdings’ Annual Report on Form 10-K for the year ended December 31, 2023.

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

Convertible Promissory Note and Revolving Credit Agreement

In March 2017, ThermoGenesis Holdings entered into a Credit Agreement with Boyalife Group (USA), Inc. (the “Lender”), which is owned and controlled by the Company’s Chief Executive Officer and Chairman of our Board of Directors. The Credit Agreement, as amended, grants the Company the right to borrow up to $10,000,000 (the “Loan”) at any time prior to the maturity date. On January 5, 2024, the Company entered into Amendment No. 3 (the "Note Amendment”) to its Second Amended and Restated Convertible Promissory Note with Boyalife Group Inc. (the "Note”), and Amendment No. 4 (the "Credit Agreement Amendment”) to its First Amended and Restated Revolving Credit Agreement with Boyalife Group Inc. (the "Credit Agreement”). The Note Amendment extended the maturity date of the Note from December 31, 2023 to December 31, 2024 (the “Maturity Date”), and provided that beginning January 1, 2024, accrued and unpaid interest of approximately $634,000 was due and payable on or before July 1 and December 31 of each year. Accrued and unpaid interest as of December 31, 2023, (the "December 2023 Capitalized Amount”) is to be paid in equal monthly installments of approximately $106,000 over the first six months of 2024. Any unpaid portion of the December 2023 Capitalized Amount shall bear interest at an annual rate of twenty-two percent (22%), and accrued and unpaid interest on the December 2023 Capitalized Amount shall be due and payable on July 1, 2024. The Credit Agreement Amendment updated the defined term "Termination Date” in the Credit Agreement to December 31, 2024.

The Company performed a debt extinguishment vs. modification analysis on the Note Amendment and determined that it would be considered an extinguishment, due to an increase of more than 10% to the value of the embedded conversion option. However, no gain or loss was recorded in the condensed consolidated statements of operations for the quarter ended March 31, 2024 as it was determined that the fair value of the Note Amendment and accrued interest was $7,912,000 both before and after the extension.

On March 15, 2024, the Company received a conversion notice from the Lender to convert $1,278,000 of the outstanding principal and $285,000 of the 2024 outstanding accrued interest for a total of $1,563,000. As of March 31, 2024, the outstanding principal and accrued interest of the Note was approximately $6,424,000.

The Credit Agreement Amendment and the Note Amendment, provide that the principal and all accrued and unpaid interest under the Loan will be due and payable on the Maturity Date of December 31, 2024. The Loan bears interest at 22% per annum, simple interest. The Company has five business days after the Lender demands payment to pay the interest due before the Loan is considered in default. The Loan can be prepaid in whole or in part by the Company at any time without penalty.

The following summarizes the Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Debt Discount	Carrying Value
March 31, 2024	12/31/24	22%	$0.38	$6,000,000	$(1,794,000)	$4,206,000
December 31, 2023	12/31/23	22%	$0.79	$7,278,000	$-	$7,278,000

The Note includes a down-round anti-dilution provision that lowers its conversion price if the Company sells shares of common stock or issues convertible debt at a lower price per share. In 2024, the down-round provision was triggered, as noted below:

For the three months ended March 31, 2024, when the conversion price of the Note was $0.79 per share, under an At The Market Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company can offer and sell, from time to time, shares of its common stock, $0.001 par value, the Company sold shares of its common stock through multiple transactions with an average selling price of $0.45, resulting in a triggering event lowering the conversion price of the Note to $0.38. The triggering event created an incremental value of approximately $2,789,000 which was treated as a discount to the carrying amount of the Note and will be amortized over its remaining term.

A Black-Scholes pricing model was utilized to determine the change in the before and after incremental value of the conversion option at each triggering event, with the following inputs:

January 2024
Conversion price before	$0.79
Conversion price after	$0.38
Term (years)	0.94
Volatility	122.7%
Dividend rate	0%
Risk free rate	4.38%

The Company amortized $995,000 and $3,604,000 of debt discount related to triggering events for the Note to interest expense for the three months ended March 31, 2024 and 2023, respectively. In addition to the amortization, the Company also recorded interest expense related to the Note of $392,000 and $389,000 for the three months ended March 31, 2024 and 2023 respectively. The interest payable balance for the Note was $424,000 and $634,000 as of March 31, 2024 and December 31, 2023, respectively.

5.	Related Party Lease

Z3 Investment

On March 24, 2022, the Company entered into a five-year Lease Agreement with Z3 Investment LLC, an affiliate of the Company’s Chairman and CEO, and COO, beginning April 1, 2022, for approximately 35,000 square feet of laboratory and office space in Rancho Cordova, California. Under the terms of the agreement, monthly rent is $108,000 per month (with a 4% annual increase). Additionally, the Company will pay all operating expenses as they become due estimated to be approximately $20,000 per month and will be expensed in the period incurred. The Company has the option to renew the lease for up to ten years after the commencement of the initial five-year term.

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

The following summarizes the Company’s operating lease:

	March 31, 2024	December 31, 2023
Right-of-use operating lease assets – related party, net	$2,956,000	$3,088,000
Current lease liability (included in other current liabilities)	641,000	595,000
Non-current lease liability – related party	2,720,000	2,900,000

Weighted average remaining lease term	3.5	3.8
Discount rate	22%	22%

Maturities of lease liabilities by year for our operating lease are as follows:

2024 (Remaining)	$983,000
2025	1,359,000
2026	1,428,000
2027	1,133,000
Thereafter	-
Total lease payments	$4,903,000
Less: imputed interest	(1,542,000)
Present value of operating lease liabilities	$3,361,000

Statement of Cash Flows

Cash paid for amounts included in the measurement of operating lease liabilities was $324,000 and $311,000 for the three months ended March 31, 2024 and 2023, respectively.

6.	Convertible Promissory Note

July 2019 Note

On July 23, 2019, the Company entered into a private placement with Orbrex (USA) Co. Limited (“Orbrex”), pursuant to which the Company issued and sold to Orbrex an unsecured convertible promissory note in the original principal amount of $1,000,000 (the “July 2019 Note”). The July 2019 Note, as amended, bared an interest rate of twenty-four percent (24%) per annum which was payable quarterly in arrears. On January 31, 2023, the Company entered into Amendment No. 3 to the July 2019 Note which extended the maturity date from January 31, 2023 to July 31, 2023 and changed the fixed conversion price to $2.87 per share. On the July 2023 maturity date, the Company entered into an Amendment No. 4 to the July 2019 Note, which extended the maturity date of the July 2019 Note to January 31, 2024 and changed the fixed conversion price to $1.07 per share.

The Company performed a debt extinguishment vs. modification analysis on the Amendment No. 3 to the July 2019 Note and determined that the extension would be considered an extinguishment, due to an increase of more than 10% to the value of the embedded conversion option. The Company determined that the fair value of the July 2019 Note after the amendment was $1,239,000 representing a $239,000 increase in its fair value. The increase will be recorded as a premium to the July 2019 Note and amortized over the remaining term.

During the three months ended March 31, 2023, the holder of the July 2019 Note converted $603,000 of the Note for 215,000 shares. The July 2019 Note matured on January 31, 2024, at which time the Company paid the outstanding balance of $398,000.

The following summarizes the July 2019 Note:

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Debt Discount	Carrying Value
December 31, 2023	1/31/24	24%	$0.79	$397,000	$(19,000)	$378,000

The Note includes a down-round anti-dilution provision that lowers its conversion price if the Company sells shares of common stock or issues convertible debt at a lower price per share. In 2024, the anti-dilution provision was triggered, as noted below:

In January 2024, through multiple transactions under the At The Market Agreement with Wainwright, the Company sold shares of its common stock with an average selling price of $0.45, resulting in a triggering event lowering the conversion price of the Note to $0.38. The triggering event created an incremental value of approximately $37,000 which was treated as a discount to the carrying amount of the Note and will be amortized over its remaining term.

A Black-Scholes pricing model was utilized to determine the change in the before and after incremental value of the conversion option at each triggering event, with the following inputs:

January 2024
Conversion price before	$0.79
Conversion price after	$0.38
Term (years)	0.02
Volatility	83.9%
Dividend rate	0%
Risk free rate	4.38%

The Company recorded amortization expense related to triggering events for the July 2019 Note of $72,000 and $41,000 for the three months ended March 31, 2024 and 2023, respectively. Additionally, an amortization expense of $15,000 and $174,000 related to a debt premium for the July 2019 Note was recorded for the three months ended March 31, 2024 and 2023. Interest expense related to the July 2019 Note was $8,000 and $42,000 for the three months ended March 31, 2024 and 2023. When the July 2019 Note matured on January 31, 2024, the Company paid approximately $102,000 for the accrued interest payable.

7.	Stockholders’ Equity

Common Stock

On March 15, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Offering”) (i) 125,000 shares of its common stock, $0.001 par value (the “Common Shares”), (ii) 946,429 pre-funded warrants to purchase Common Shares at a purchase price of $2.80, and (iii) warrants to purchase up to an aggregate 1,071,429 Common Shares were issued (the “Underlying Shares”). The warrants have an exercise price of $2.65 per share and are exercisable immediately upon issuance and expire five and one-half years following the issuance for a total net proceeds of approximately $2,600,000, excluding legal and transaction fees of $360,000. The Offering closed on March 20, 2023.

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

On November 22, 2023, the Company entered into an At The Market Offering Agreement (the "Offering Agreement”) with Wainwright with respect to an at-the-market offering program under which the Company may offer and sell, from time to time, shares of its common stock, $0.001 par value having an aggregate offering price of up to $1,288,000 through Wainwright as its sales agent. The shares of Common Stock to be offered and sold under the Offering Agreement, will be offered and sold pursuant to the Company’s shelf registration statement. For the quarter ended March 31, 2024, the Company sold a total of 221,736 shares of common stock under the Offering Agreement at an average selling price of $0.45 per share, resulting in net proceeds of approximately $99,000.

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

	2024	2023
Common stock equivalents of convertible promissory note and accrued interest	16,906,190	2,946,525
Warrants	1,238,869	1,253,387
Stock options	6,097	6,400
Total	18,151,156	4,206,312

Warrants

A summary of warrant activity for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contract Term
Balance at December 31, 2023	1,238,869	$3.14	4.57
Warrants granted	-
Pre-funded warrants granted	-
Warrants exercised	-
Exercisable and Outstanding at March 31, 2024	1,238,869	$3.14	4.32

8.	Revenue

The following table presents net sales by geographic areas for the three months ended March 31:

	2024	2023
United States	$2,064,000	$1,372,000
Singapore	56,000	404,000
Other	617,000	796,000
Total	$2,737,000	$2,572,000

The following tables summarize the revenues by product line and type:

	Three Months Ended March 31, 2024
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,900,000	$64,000	$-	$1,964,000
BioArchive	188,000	334,000	-	522,000
CAR-TXpress	20,000	26,000	100,000	146,000
Other	20,000	-	85,000	105,000
Total	$2,128,000	$424,000	$185,000	$2,737,000

	Three Months Ended March 31, 2023
	Device Revenue	Service Revenue	Other Revenue	Total Revenue
AXP	$1,484,000	$55,000	$-	$1,539,000
BioArchive	298,000	359,000	-	657,000
CAR-TXpress	35,000	40,000	71,000	146,000
Other	224,000	-	6,000	230,000
Total	$2,041,000	$454,000	$77,000	$2,572,000

Contract Balances

Generally, all sales are contract sales (with either an underlying contract or purchase order). The Company does not have any material contract assets. When invoicing occurs prior to revenue recognition, a contract liability is recorded (as deferred revenue on the consolidated balance sheet). The Company recognized revenues of $365,000 and $362,000 that were included in the beginning balance of deferred revenue for the three months ended March 31, 2024 and 2023, respectively. Short-term deferred revenues were $921,000 and $670,000 at March 31, 2024 and December 31, 2023, respectively. Long-term deferred revenues were $122,000 and $127,000 at March 31, 2024 and December 31, 2023, respectively.

Backlog of Remaining Customer Performance Obligations

The following table represents revenue expected to be recognized in the future from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder of 2024	2025	2026	2027	2028 and beyond	Total
Service revenue	$1,060,000	$544,000	$125,000	$-	$-	$1,729,000
Exclusivity fee	167,000	-	-	-	-	167,000
Other	10,000	13,000	13,000	13,000	80,000	129,000
Total	$1,237,000	$557,000	$138,000	$13,000	$80,000	$2,025,000

9.	Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable as follows:

Accounts Receivable	March 31, 2024	December 31, 2023
Customer 1	43%	2%
Customer 2	14%	11%
Customer 3	14%	1%

	Three Months Ended March 31,
Revenues	2024	2023
Customer 1	49%	33%
Customer 2	2%	16%

The Company utilizes contract manufacturers to produce AXP disposables.  For the three months ended March 31, 2024, the Company obtained all of its AXP disposables from one supplier.

10.	Commitments and Contingencies

The Company, entered into a Manufacturing and Supply Amending Agreement #2 with CBR Systems, Inc. (“CBR”) with an effective date of July 13, 2020 (the “Amendment”).  The Amendment modified the Manufacturing and Supply Agreement entered into on May 15, 2017 and Amendment #1 dated March 16, 2020 by the Company and CBR.  The Amendment, among other things, revised the amounts of certain products to be purchased, pricing of those products and removal of the safety stock requirement.  In addition, the Amendment updated the financial requirement to exclude convertible debt from the definition of short-term debt under events or conditions that constitute a default.  The Amendment states that the Company’s cash balance and short-term investments net of non-convertible debt and borrowed funds that are payable within one year must be greater than $1,000,000 at any month end.  The Company was in compliance with this agreement as of March 31, 2024.

In the normal course of operations, the Company may have disagreements or disputes with customers, employees or vendors. Such potential disputes are seen by management as a normal part of business. As of March 31, 2024, management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

11.	Subsequent Events

On April 19, 2024, the Company received a notice (the “Nasdaq Notice”) from Nasdaq that the Company does not presently comply with Nasdaq’s Listing Rule 5550(b)(1) that requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. Additionally, as of the date of this report, the Company does not meet the alternatives of market value of listed securities or net income from continuing operations under Nasdaq Listing Rules.

The Nasdaq Notice does not have any immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market and the Company has 45 calendar days from the date of the Nasdaq Notice to submit a plan to Nasdaq to regain compliance with Nasdaq’s continued listing rules. If the Company’s plan is accepted, Nasdaq can grant the Company an extension of up to 180 calendar days from the date of the Nasdaq Notice for the Company to evidence compliance with its plan and with the relevant Nasdaq continued listing rules.

In connection with the Company’s plan, once submitted, Nasdaq staff will consider such things as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, the Company’s past compliance history, the reasons for the Company’s current non-compliance, other corporate events that may occur during staff’s review period, the Company’s overall financial condition, and the Company’s public disclosures. If, in the staff’s consideration of the Company’s plan, the staff were to determine that the Company would not be able to cure the deficiency, then Nasdaq would provide notice that the Company’s common stock would be subject to delisting. Upon such a notice, the Company would have the right to appeal that determination and the Company’s common stock would continue to remain listed on the Nasdaq Capital Market until the completion of the appeal process.

The Company is considering various actions that it may take in response to the Nasdaq Notice in order to provide to Nasdaq the required plan to regain compliance with the continued listing requirements, but the Company has not currently completed its internal analysis regarding the items to be included in its plan to be submitted to Nasdaq staff.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward‑Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Readers should be aware of important factors that, in some cases, have affected, and in the future could affect, actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors include without limitation, the ability to obtain capital and other financing in the amounts and at the times needed to launch new products, market acceptance of new products, the nature and timing of regulatory approvals for both new products and existing products for which the Company proposes new claims, realization of forecasted revenues, expenses and income, initiatives by competitors, price pressures, failure to meet U.S. Food and Drug Administration (“FDA”) regulated requirements governing the Company’s products and operations (including the potential for product recalls associated with such regulations), risks associated with initiating manufacturing for new products, failure to meet Foreign Corrupt Practice Act regulations, legal proceedings, uncertainty associated with pandemics, wars or global crises, risks associated with our new CDMO business, and other risk factors listed from time to time in our reports with the Securities and Exchange Commission (“SEC”), including, in particular, those set forth in the Company’s Form 10-K for the year ended December 31, 2023, which was filed on April 15, 2024.

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

Expansion of Business – Contract Development and Manufacturing Services for Cell and Cell-Based Gene Therapies

The Company expanded its business to include contract development and manufacturing services for cell and cell-based gene therapies.  In October 2023, the Company announced the completion of its new state-of-the-art facility, housing ISO 7 cGMP cleanroom suites, along with research and development labs giving it the capabilities to become a world-class Contract Development and Manufacturing Organization (“CDMO”) for cell and cell-based gene therapies. The ReadyStart cGMP Cleanrooms and IncuStart Wet Labs are an incubator facility which provide the cleanroom environment, equipment, and services needed for R&D and cGMP manufacturing of cell and gene therapies and other life science products.  The ReadyStart Cleanrooms consist of twelve leasable cGMP compliant ISO 7 cleanroom suites. Each private cGMP suite comes fully equipped and can be configured to meet the client’s specific needs. Within the cGMP facility are the IncuStart Wet Labs. The facility will be maintained and supported by the Company’s operations, quality, regulatory and scientific staff, with more than 25 years of industry experience.

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

Results of Operations

Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

Net Revenues

Net revenues increased by $165,000 or 6%, from $2,572,000 to $2,737,000 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase in revenue was primarily driven by higher AXP disposable sales, with 184 more cases sold in the current year, offset by lower BioArchive device and Other sales.

The following table summarizes revenue by product line:

	March 31, 2024	March 31, 2023
AXP	$1,964,000	$1,539,000
BioArchive	522,000	657,000
CAR-TXpress	146,000	146,000
Other	105,000	230,000
Total	$2,737,000	$2,572,000

Gross Profit

The Company’s gross profit increased by $97,000 to $1,202,000 or 9% of net revenues for the three months ended March 31, 2024, compared to $1,105,000 or 43% for three months ended March 31, 2023. The primary driver of the increase is additional AXP sales at higher margins as compared to our other product lines in the current year.

Selling, General and Administrative

Sales, general and administrative expenses for the three months ended March 31, 2024 were $1,548,000 compared to $1,844,000 for the three months ended March 31, 2023, a decrease of $296,000 or 16%.  The reduced expenses were primarily due to cost cutting initiatives implemented by the Company at the end of 2023.  Specifically, public company related expenses decreased by approximately $105,000, salaries and benefits by approximately $95,000, and professional fees by approximately $85,000.

Research and Development Expenses

Research and development expenses were $211,000 for the three months ended March 31, 2024 as compared to $306,000 for the three months ended March 31, 2023, a decrease of $95,000 or 31%. The decrease was driven by lower personnel and project expenses.

Interest Expense

Interest expense for the three months ended March 31, 2024 was $1,452,000 compared to $3,903,000, for the three months ended March 31, 2023, a decrease of $2,451,000.  The decrease was driven by lower amortization expenses of approximately $2,600,000 related to down round triggering events that occurred in the three months ended March 31, 2023 for the Company’s convertible note payable with Boyalife Group, Inc, which was offset by approximately $150,000 more in amortization and interest expense related to the July 2019 Note.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,176,000 and $2,000,000 and a working capital deficit of $3,953,000 and $6,582,000 at March 31, 2024 and December 31, 2023, respectively. We have primarily financed cash shortfalls from operations through private and public placement of equity and debt securities.

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

On March 15, 2024, the Company received a conversion notice from Boyalife Group Inc. to convert $1,278,000 of the outstanding principal and $285,000 of the outstanding accrued interest for a total of $1,563,000. As of March 31, 2024, the outstanding principal and accrued interest of the Note was approximately $6,424,000.

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

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision, and with the participation of management, including both the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) or 15d-15(e)) as of December 31, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, and in light of the weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our internal controls over financial reporting were not effective because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

As of March 31, 2024, the following material weaknesses have been identified:

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

Planned Remediation

During 2024, the Company intends to work to remediate the material weaknesses identified above, which are expected to be the addition of accounting and financial personnel allowing the Company to have sufficient segregation of duties. In addition, the Company will work with available application and service providers to upgrade our information technology resources. However, our current financial position could make it difficult for us to add the necessary resources.

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

Despite the existence of these material weaknesses, we believe that the financial statements included in this filing for the period ended March 31, 2024 fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

There have been no material changes to the risk factors relating to the Company set forth in, “Item IA. Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2023, except as noted below.

We may not be able to maintain our listing on The Nasdaq Capital Market and it may become more difficult to sell our stock in the public market.

On April 19, 2024, we received a notice (the “Nasdaq Notice”) from the Listing Qualifications Department of Nasdaq stating that the Company does not presently comply with Nasdaq’s Listing Rule 5550(b)(1) that requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (“Minimum Equity Requirement”).

The Nasdaq Notice had no immediate effect on the listing of our common stock and we have 45 calendar days from the date of the Nasdaq Notice to submit a plan to Nasdaq to regain compliance with Nasdaq’s continued listing rules.

If our plan is accepted, Nasdaq can grant us an extension of up to 180 calendar days from the date of the Nasdaq Notice for us to evidence compliance with the plan and with the relevant Nasdaq continued listing rules.

There can be no assurance that Nasdaq will accept our plan, that Nasdaq will grant an extension, that we will be able to achieve any required milestones in the plan or evidence compliance with the Minimum Equity Requirement within the timeframe required by Nasdaq, or that we will be able to maintain compliance with the other Nasdaq Listing Rules. If we are unable to timely regain compliance with the Minimum Equity Requirement, or if we fall out of compliance with one or more of the other Nasdaq Listing Rules, Nasdaq could seek to delist our common stock, in which case we would have the right to appeal such determination. If our common stock ultimately is delisted, our shareholders could face significant adverse consequences, including:

●	Limited availability of market quotations for our common stock;
●	Reduced liquidity of our common stock;
●	Determination that shares of our common stock are “penny stock”, which would require brokers trading in our common stock to adhere to more stringent rules;
●	Limited amount of news and analysts’ coverage of our common stock; and
●	Decreased ability for us to issue additional equity securities or obtain additional equity or debt financing in the future.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosure

Not applicable.

ITEM 5.	Other Information

(a)	None.
(b)	None.
(c)

During the three months ended March 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.2	Amendment No. 4 to First Amended and Restated Revolving Credit Agreement, dated January 5, 2024, between ThermoGenesis Holdings, Inc. and Boyalife Group, Inc., incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 10, 2024.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

ThermoGenesis Holdings, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ThermoGenesis Holdings, Inc. (Registrant)

Dated: May 17, 2024	/s/ Xiaochun (Chris) Xu, Ph.D.
Xiaochun (Chris) Xu, Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: May 17, 2024	/s/ Jeffery Cauble
Jeffery Cauble Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)